Form 10-Q
period 2017-03-31
Cadence Bancorporation
filed 2017-05-26
CIK 1614184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from              to

Commission File Number 001-38058

Cadence Bancorporation

(Exact name of registrant as specified in its charter)

Delaware	47-1329858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 Post Oak Boulevard, Suite 3800

Houston, Texas 77056

(Address of principal executive offices) (Zip Code)

(713)-871-4000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “ large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer	☐	Smaller reporting company

		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class A Common Stock, $0.01 Par Value	83,625,000
Class	Outstanding as of May 26, 2017

Cadence Bancorporation

FORM 10-Q

For the Quarter Ended March 31, 2017

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADENCE BANCORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
(In thousands, except share data)	(unaudited)
ASSETS
Cash and due from banks	$56,406	$48,017
Interest-bearing deposits with banks	257,304	199,747
Federal funds sold	2,452	1,161
Total cash and cash equivalents	316,162	248,925
Securities available-for-sale	1,116,280	1,139,347
Securities held-to-maturity (estimated fair value of $461 and $463 at March 31, 2017 and December 31, 2016, respectively)	425	425
Other securities - FRB and FHLB stock	57,398	41,493
Loans held for sale	43,381	17,822
Loans	7,561,472	7,432,711
Less: allowance for credit losses	(88,304)	(82,268)
Net loans	7,473,168	7,350,443
Interest receivable	38,327	39,889
Premises and equipment, net	65,794	66,676
Other real estate owned	21,072	18,875
Cash surrender value of life insurance	105,960	105,834
Net deferred tax asset	82,041	83,662
Goodwill	317,817	317,817
Other intangible assets, net	13,633	14,874
Other assets	69,479	84,806
Total Assets	$9,720,937	$9,530,888
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$1,871,514	$1,840,955
Interest-bearing deposits	5,970,196	6,175,794
Total deposits	7,841,710	8,016,749
Securities sold under agreements to repurchase	3,571	3,494
Federal Home Loan Bank advances	360,000	—
Senior debt	184,380	193,788
Subordinated debt	98,506	98,441
Junior subordinated debentures	36,111	35,989
Other liabilities	90,683	101,929
Total liabilities	8,614,961	8,450,390
Shareholders' Equity:
Common Stock $0.01 par value, authorized 300,000,000 shares; 75,000,000 shares issued and outstanding at March 31, 2017 and December 31, 2016	750	750
Additional paid-in capital	880,154	879,665
Retained earnings	258,731	232,614
Accumulated other comprehensive loss ("OCI")	(33,659)	(32,531)
Total shareholders' equity	1,105,976	1,080,498
Total Liabilities and Shareholders' Equity	$9,720,937	$9,530,888

See accompanying notes to the unaudited condensed consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share data)	2017	2016
INTEREST INCOME
Interest and fees on loans	$80,810	$73,761
Interest and dividends on securities:
Taxable	4,301	4,385
Tax-exempt	3,414	1,285
Other interest income	1,094	1,176
Total interest income	89,619	80,607
INTEREST EXPENSE
Interest on time deposits of $100,000 or greater	2,401	2,212
Interest on other deposits	7,364	5,994
Interest on borrowed funds	5,096	5,135
Total interest expense	14,861	13,341
Net interest income	74,758	67,266
Provision for credit losses	5,786	10,472
Net interest income after provision for credit losses	68,972	56,794
NONINTEREST INCOME
Service charges on deposit accounts	3,815	3,354
Other service fees	972	650
Credit related fees	2,747	2,674
Trust services revenue	5,231	4,070
Mortgage banking income	866	1,084
Investment advisory revenue	4,916	4,604
Securities gains, net	81	64
Other income	5,477	3,646
Total noninterest income	24,105	20,146
NONINTEREST EXPENSE
Salaries and employee benefits	34,267	32,810
Premises and equipment	6,693	6,751
Intangible asset amortization	1,241	1,711
Other expense	12,120	12,770
Total noninterest expense	54,321	54,042
Income before income taxes	38,756	22,898
Income tax expense	12,639	7,557
Net income	$26,117	$15,341
Weighted average common shares outstanding (Basic)	75,000,000	75,000,000
Weighted average common shares outstanding (Diluted)	75,672,750	75,258,375
Earnings per common share (Basic)	$0.35	$0.20
Earnings per common share (Diluted)	$0.35	$0.20

See accompanying notes to the unaudited condensed consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2017	2016
Net income	$26,117	$15,341
Other comprehensive (loss) income, net of tax:
Net unrealized gains on securities available-for-sale:
Unrealized gains arising during the period (net of $(644), and $(3,786) tax effect, respectively)	1,112	6,485
Reclassification adjustments for (gains) realized in net income (net of $30, and $24 tax effect, respectively)	(51)	(40)
Net unrealized gains on securities available-for-sale	1,061	6,445
Net unrealized (losses) gains on derivative instruments designated as cash flow hedges:
Unrealized (losses) gains arising during the period (net of $580 and $(6,204) tax effect, respectively)	(1,010)	10,626
Reclassification adjustments for (gains) realized in net income (net of $688 and $655 tax effect, respectively)	(1,179)	(1,121)
Net change in unrealized (losses) gains on derivative instruments	(2,189)	9,505
Other comprehensive (loss) income	(1,128)	15,950
Comprehensive income	$24,989	$31,291

See accompanying notes to the unaudited condensed consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated OCI	Total Shareholders' Equity
Balance, December 31, 2016	$750	$879,665	$232,614	$(32,531)	$1,080,498
Equity-based compensation cost	—	489	—	—	489
Net income	—	—	26,117	—	26,117
Other comprehensive loss	—	—	—	(1,128)	(1,128)
Balance, March 31, 2017	$750	$880,154	$258,731	$(33,659)	$1,105,976

See accompanying notes to the unaudited condensed consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2017	2016
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$62,510	$30,355
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(101,087)	(332,983)
Proceeds from sales of securities available-for-sale	84,696	2,086
Proceeds from maturities, calls and paydowns of securities available-for-sale	22,939	27,548
Proceeds from sale of commercial loans held for sale	9,925	19,295
Increase in loans, net	(171,010)	(129,310)
Purchase of premises and equipment	(937)	(1,490)
Proceeds from disposition of foreclosed property	1,295	5,682
Other, net	(16,542)	8,564
Net cash used in investing activities	(170,721)	(400,608)
CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in deposits, net	(175,029)	381,420
Net change in securities sold under agreements to repurchase	77	(360)
Net change in short-term FHLB advances	360,000	(220,000)
Purchase of senior debt	(9,600)	—
Net cash provided by financing activities	175,448	161,060
Net increase (decrease) in cash and cash equivalents	67,237	(209,193)
Cash and cash equivalents at beginning of period	248,925	467,207
Cash and cash equivalents at end of period	$316,162	$258,014

See accompanying notes to the unaudited condensed consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cadence Bancorporation (the “Company”) is a Delaware corporation and a bank holding company whose primary asset is its investment in its wholly owned subsidiary bank, Cadence Bank, N.A., a national banking association (the “Bank”). In July 2015, Cadence Financial Corporation was merged with and into Cadence Bancorporation, with Cadence Bancorporation surviving the merger as a wholly owned subsidiary of Cadence Bancorp, LLC, a Delaware limited liability company.  For all periods prior to the completion of the merger, references to the “Company” refer to Cadence Financial Corporation, a Mississippi corporation, and its consolidated subsidiaries.

Note 1—Summary of Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements for the Company have been prepared in accordance with instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this report have been included. These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnote disclosures for the Company previously filed with the SEC in the Company’s prospectus filed with the Securities and Exchange Commission on April 14, 2017 pursuant to Rule 424(b) of the Securities Act. Operating results for the period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The Company and its subsidiaries follow accounting principles generally accepted in the United States of America, including, where applicable, general practices within the banking industry. The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. The assessment of whether or not the Company has a controlling interest (i.e., the primary beneficiary) in a variable-interest entity (“VIE”) is performed on an on-going basis. All equity investments in non-consolidated VIEs are included in “other assets” in the Company’s consolidated balance sheets (Note 20).

Certain amounts reported in prior years have been reclassified to conform to the 2017 presentation.  These reclassifications did not materially impact the Company’s consolidated balance sheets or consolidated statements of income.

Stock Split

On March 30, 2017, the Board of Directors approved a 75-for-one stock split of the Company’s common stock. The stock split occurred on April 7, 2017.  The effect of the stock split on outstanding shares and earnings per share has been retroactively applied to all periods presented.

Nature of Operations

The Company’s subsidiaries include:

•	Town & Country Insurance Agency, Inc., dba Cadence Insurance—full service insurance agency
•	The Bank

The Bank operates under a national bank charter and is subject to regulation by the Office of the Comptroller of the Currency (OCC). The Bank provides lending services in Georgia and full banking services in five southern states: Alabama, Florida, Mississippi, Tennessee, and Texas.

The Bank’s subsidiaries include:

•	Linscomb & Williams Inc. —financial advisory firm; and
•	Cadence Investment Services, Inc.—provides investment and insurance products,

The Company and the Bank also have certain other non-operating and immaterial subsidiaries.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for credit losses, valuation of and accounting for acquired credit impaired loans, valuation of goodwill, intangible assets and deferred income taxes.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09, all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. The adoption at January 1, 2017 of ASU 2016-09 did not have a significant impact on our financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Therefore, any carrying amount which exceeds the reporting unit’s fair value (up to the amount of goodwill recorded) will be recognized as an impairment loss.  ASU No. 2017-04 will be effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those periods.  The amendments will be applied prospectively on or after the effective date.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  Based on recent goodwill impairments tests, which did not require the application of Step 2, the Company does not expect the adoption of this ASU to have an immediate impact.

Pending Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (ASU 2014-09), which is intended to improve and converge the financial reporting requirements for revenue contracts with customers. Previous accounting guidance comprised broad revenue recognition concepts along with numerous industry-specific requirements. The new guidance establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. The banking industry does not expect significant changes because major sources of revenue are from financial instruments that have been excluded from the scope of the new standard (including loans, derivatives, debt and equity securities, etc.). However, the new standard affects other fees charged by banks, such as asset management fees, credit card interchange fees, deposit account fees, etc. Adoption may be made on a fully retrospective basis with practical application, or on a modified retrospective basis with a cumulative effect adjustment. Early adoption will be permitted as of the original effective date in ASU 2014-09, which is annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017, and must be retrospectively applied. Entities will have the option of presenting prior periods as impacted by the new guidance or presenting the cumulative effect of initial application along with supplementary disclosures. The Company is still in process of gathering an inventory and evaluating all contracts with customers and does not plan to early adopt the guidance. The Company is also in the process of evaluating the transition method election and the impact of the guidance to noninterest income and on presentation and disclosures. The preliminary analysis suggests this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”.  ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheets, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheets or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-01 will be effective for fiscal years and interim periods beginning after December 15, 2017.  The Company does not expect this guidance will have a material effect on the Company’s consolidated balance sheets and consolidated statements of income.

In February 2016, the FASB issued ASU 2016-02, “Leases”. This ASU requires lessees to recognize lease assets and lease liabilities generated by contracts longer than a year on their balance sheets. The ASU also requires companies to disclose in the footnotes to their financial statements information about the amount, timing, and uncertainty for the payments they make for the lease agreements. ASU 2016-02 will be effective for annual periods and interim periods within those annual periods beginning after December 31, 2018. The Company is evaluating the effect of adopting this new accounting guidance.

In June 2016, he FASB has issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The guidance is intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments. The guidance will replace the current incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is evaluating the effect of adopting this new accounting guidance.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, in order to reduce current diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented.  The Company is currently evaluating the impact of the ASU on the Company’s consolidated statement of cash flows. The Company is not expecting to early adopt the ASU.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which introduces amendments that are intended to clarify the definition of a business to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments are intended to narrow the current interpretation of a business.  ASU No. 2017-01 will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those periods. The amendments will be applied prospectively on or after the effective date. Early application of the amendments in this ASU is allowed for transactions, including when a subsidiary or group of assets is deconsolidated/derecognized, in which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance.  The Company is currently evaluating the effect of the ASU.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”, which will shorten the amortization period for callable debt securities held at a premium to the earliest call date instead of the maturity date. The amendments do not require an accounting change for securities held at a discount, which will continue to be amortized to the maturity date. ASU No. 2017-08 will be effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those periods. The amendments should be applied using a modified-retrospective transition method as of the beginning of the period of adoption. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing this pronouncement and is considering early adoption, but it is not expected to have a material impact on the Company’s financial condition or results of operations.

Note 2—Securities

A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at March 31, 2017 and December 31, 2016 is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
March 31, 2017
Securities available-for-sale:
U.S. Treasury securities	$100,696	$—	$3,590	$97,106
Obligations of U.S. government agencies	91,370	507	319	91,558
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	144,582	1,249	1,261	144,570
Issued by FNMA and FHLMC	259,326	1,375	3,408	257,293
Other residential mortgage-backed securities	46,713	336	848	46,201
Commercial mortgage-backed securities	66,050	—	4,547	61,503
Total MBS	516,671	2,960	10,064	509,567
Obligations of states and municipal subdivisions	437,940	1,027	26,574	412,393
Other securities	5,647	172	163	5,656
Total securities available-for-sale	$1,152,324	$4,666	$40,710	$1,116,280
Securities held-to-maturity:
Obligations of states and municipal subdivisions	$425	$36	$—	$461

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016
Securities available-for-sale:
U.S. treasury securities	$100,736	$—	$3,951	$96,785
Obligations of U.S. government agencies	97,340	508	320	97,528
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	152,918	1,401	1,166	153,153
Issued by FNMA and FHLMC	267,035	1,499	3,206	265,328
Other residential mortgage-backed securities	48,076	375	890	47,561
Commercial mortgage-backed securities	66,720	—	4,107	62,613
Total MBS	534,749	3,275	9,369	528,655
Obligations of states and municipal subdivisions	438,655	870	28,713	410,812
Other securities	5,580	149	162	5,567
Total securities available-for-sale	$1,177,060	$4,802	$42,515	$1,139,347
Securities held-to-maturity:
Obligations of states and municipal subdivisions	$425	$38	$—	$463

The scheduled contractual maturities of securities available-for-sale and securities held-to-maturity at March 31, 2017 were as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,515	$1,527	$—	$—
Due after one year through five years	109,623	106,213	425	461
Due after five years through ten years	15,053	15,132	—	—
Due after ten years	503,815	478,185	—	—
Mortgage-backed securities and other securities	522,318	515,223	—	—
Total	$1,152,324	$1,116,280	$425	$461

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the three months ended March 31, 2017 and 2016 are presented below. There were no other-than-temporary impairment charges included in gross realized losses for the three months ended March 31, 2017 and 2016. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	For the Three months ended March 31,
(In thousands)	2017	2016
Gross realized gains	$81	$64
Gross realized losses	—	—
Realized gains on sale of securities available for sale, net	$81	$64

Securities with a carrying value of $393.8 million and $380.4 million at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public and trust deposits, FHLB borrowings, repurchase agreements and for other purposes as required or permitted by law.

The details concerning securities classified as available-for-sale with unrealized losses as of March 31, 2017 and December 31, 2016 was as follows:

	Unrealized loss analysis
	Losses < 12 Months		Losses > 12 Months
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses
March 31, 2017
U.S. Treasury securities	$97,106	$3,590	$—	$—
Obligations of U.S. government agencies	35,897	170	20,281	149
Mortgage-backed securities	328,370	9,205	18,535	859
Obligations of states and municipal subdivisions	341,604	26,574	—	—
Other securities	—	—	4,238	163
Total	$802,977	$39,539	$43,054	$1,171

	Unrealized loss analysis
	Losses < 12 Months		Losses > 12 Months
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses
December 31, 2016
U.S. Treasury securities	$96,785	$3,951	$—	$—
Obligations of U.S. government agencies	51,463	277	12,150	43
Mortgage-backed securities	328,374	8,482	17,979	887
Obligations of states and municipal subdivisions	344,708	28,713	—	—
Other securities	—	—	4,216	162
Total	$821,330	$41,423	$34,345	$1,092

There were no securities classified as held-to-maturity with unrealized losses as of March 31, 2017 and December 31, 2016.

As of March 31, 2017 and December 31, 2016, approximately 76% and 75%, respectively of the fair value of securities in the investment portfolio reflected an unrealized loss. As of March 31, 2017, there were 15 securities that had been in a loss position for more than twelve months, and 190 securities that had been in a loss position for less than 12 months. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption of the obligations. The Company has adequate liquidity and, therefore, does not plan to sell and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Note 3—Loans and Allowance for Credit Losses

The following table presents total loans outstanding by portfolio segment and class of financing receivable as of March 31, 2017 and December 31, 2016. Outstanding balances also include Acquired Noncredit Impaired (“ANCI”) loans, originated loans and Acquired Credit Impaired (“ACI”) loans net of any remaining purchase accounting adjustments. Information about ACI loans is presented separately in the “Acquired Credit-Impaired Loans” section of this Note.

	As of March 31, 2017
(In thousands)	ACI	ANCI	Originated	Total
Commercial Real Estate
Non-income producing	$1,975	$1,663	$48,954	$52,592
Income producing	94,754	16,892	931,105	1,042,751
Total commercial real estate	96,729	18,555	980,059	1,095,343
Commercial and Industrial
Energy sector	—	—	903,867	903,867
Restaurant industry	—	—	939,480	939,480
Healthcare	6,273	3,858	411,310	421,441
Services	—	10,852	1,272,574	1,283,426
Other(1)	30,942	35,926	1,098,399	1,165,267
Total commercial and industrial	37,215	50,636	4,625,630	4,713,481
Consumer
Residential real estate	175,699	133,683	1,191,790	1,501,172
Other	1,549	4,854	64,075	70,478
Total consumer	177,248	138,537	1,255,865	1,571,650
Small Business Lending	—	9,396	195,172	204,568
Total (Gross of unearned discount and fees)	311,192	217,124	7,056,726	7,585,042
Unearned discount and fees	—	(4,061)	(19,509)	(23,570)
Total (Net of unearned discount and fees)	$311,192	$213,063	$7,037,217	$7,561,472

	As of December 31, 2016
(In thousands)	ACI	ANCI	Originated	Total
Commercial Real Estate
Non-income producing	$1,497	$1,952	$67,555	$71,004
Income producing	96,673	18,354	886,676	1,001,703
Total commercial real estate	98,170	20,306	954,231	1,072,707
Commercial and Industrial
Energy sector	—	—	939,369	939,369
Restaurant industry	—	—	864,085	864,085
Healthcare	6,338	4,102	434,663	445,103
Services	—	11,289	1,216,718	1,228,007
Other(1)	31,709	36,303	1,120,646	1,188,658
Total commercial and industrial	38,047	51,694	4,575,481	4,665,222
Consumer
Residential real estate	186,375	145,747	1,125,048	1,457,170
Other	1,690	7,180	59,819	68,689
Total consumer	188,065	152,927	1,184,867	1,525,859
Small Business Lending	—	9,158	184,483	193,641
Total (Gross of unearned discount and fees)	324,282	234,085	6,899,062	7,457,429
Unearned discount and fees	—	(4,301)	(20,417)	(24,718)
Total (Net of unearned discount and fees)	$324,282	$229,784	$6,878,645	$7,432,711

(1)	This category for ACI loans includes all pooled commercial and industrial loans which may contain certain energy, restaurant, healthcare or services loan types.

Allowance for Credit Losses (“ACL”)

The ACL is management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The Company has an established process to determine the adequacy of the ACL that assesses the losses inherent in our portfolio. While management attributes portions of the ACL to specific portfolio segments, the entire ACL is available to absorb credit losses inherent in the total loan portfolio.

The ACL process involves procedures that appropriately consider the unique risk characteristics of the loan portfolio segments based on management’s assessment of the underlying risks and cash flows. For each portfolio segment, losses are estimated collectively for groups of loans with similar characteristics, individually for impaired loans or, for ACI loans, based on the changes in cash flows expected to be collected on a pool or individual basis.

The level of the ACL is influenced by loan volumes, risk rating migration, historic loss experience influencing loss factors, and other conditions influencing loss expectations, such as economic conditions. The primary indicator of credit quality for the portfolio segments is its internal risk ratings. The assignment of loan risk ratings is the primary responsibility of the lending officer and is subject to independent review by internal credit review, which also performs ongoing, independent review of the risk management process. The risk management process includes underwriting, documentation and collateral control. Credit review is centralized and independent of the lending function. The credit review results are reported to senior management and the Board of Directors.

A summary of the activity in the ACL for the three months ended March 31, 2017 and 2016 is as follows:

	For the Three Months Ended March 31, 2017
(In thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Small Business	Total
As of December 31, 2016	$10,103	$54,688	$13,265	$4,212	$82,268
Provision for loan losses:
ACI loans	115	(137)	(316)	—	(338)
ANCI loans	(2)	30	76	(166)	(62)
Originated loans	325	5,204	451	206	6,186
Total provision	438	5,097	211	40	5,786
Charge-offs:
ACI loans	—	39	—	—	39
ANCI loans	—	34	124	—	158
Originated loans	—	237	117	—	354
Total charge-offs	—	310	241	—	551
Recoveries:
ACI loans	9	—	3	—	12
ANCI loans	—	8	29	155	192
Originated loans	5	524	31	37	597
Total recoveries	14	532	63	192	801
As of March 31, 2017	$10,555	$60,007	$13,298	$4,444	$88,304
ACL
ACI loans collectively evaluated for impairment	$2,773	—	$6,903	$—	$9,676
ACI loans individually evaluated for impairment	5	—	230	—	235
ANCI loans collectively evaluated for impairment	240	303	75	249	867
ANCI loans individually evaluated for impairment	—	—	37	46	83
Originated loans collectively evaluated for impairment	7,537	49,703	6,053	4,148	67,441
Originated loans individually evaluated for impairment	—	10,001	—	1	10,002
ACL as of March 31, 2017	$10,555	$60,007	$13,298	$4,444	$88,304
Loans
ACI loan pools collectively evaluated for impairment	$86,323	$25,102	$176,862	—	$288,287
ACI loans individually evaluated for impairment	10,407	12,113	385	—	22,905
ANCI loans collectively evaluated for impairment	18,555	50,635	137,383	9,027	215,600
ANCI loans individually evaluated for impairment	—	—	1,155	369	1,524
Originated loans collectively evaluated for impairment	980,058	4,469,658	1,255,518	194,622	6,899,856
Originated loans individually evaluated for impairment	—	155,973	347	550	156,870
Loans as of March 31, 2017	$1,095,343	$4,713,481	$1,571,650	$204,568	$7,585,042

	For the Three Months Ended March 31, 2016
(In thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Small Business	Total
As of December 31, 2015	$8,136	$55,824	$13,450	$2,373	$79,783
Provision for loan losses:
ACI loans	221	(1,966)	(277)	—	(2,022)
ANCI loans	(37)	(25)	78	(33)	(17)
Originated loans	1,384	10,652	254	221	12,511
Total provision	1,568	8,661	55	188	10,472
Charge-offs:
ACI loans	—	—	—	—	—
ANCI loans	—	—	123	—	123
Originated loans	—	—	183	—	183
Total charge-offs	—	—	306	—	306
Recoveries:
ACI loans	27	1	2	—	30
ANCI loans	—	11	42	3	56
Originated loans	—	622	94	—	716
Total recoveries	27	634	138	3	802
As of March 31, 2016	$9,731	$65,119	$13,337	$2,564	$90,751
ACL
ACI loans collectively evaluated for impairment	$3,332	$236	$8,429	$—	$11,997
ACI loans individually evaluated for impairment	—	29	315	—	344
ANCI loans collectively evaluated for impairment	190	411	63	271	935
ANCI loans individually evaluated for impairment	—	—	40	5	45
Originated loans collectively evaluated for impairment	6,209	42,553	4,490	2,288	55,540
Originated loans individually evaluated for impairment	—	21,890	—	—	21,890
ACL as of March 31, 2016	$9,731	$65,119	$13,337	$2,564	$90,751

Impaired Originated and ANCI Loans Including TDRs

The following includes certain key information about individually impaired originated and ANCI loans as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016.

Originated and ANCI Loans Identified as Impaired

	As of March 31, 2017
(In thousands)	Recorded Investment in Impaired Loans (1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
With no related allowance for credit losses
Commercial and Industrial
Energy sector	$104,232	$112,162	$—	$91,871	$3,318
Other	10,805	11,907	—	7,035	6,465
Total commercial and industrial	115,037	124,069	—	98,905	9,783
Consumer
Residential real estate	653	662	—	39	—
Other	347	347	—	—	—
Total consumer	1,000	1,008	—	39	—
Small Business Lending	—	—	—	—	—
Total	$116,037	$125,078	$—	$98,944	$9,783
With allowance for credit losses recorded
Commercial and Industrial
Energy sector	$39,164	$42,134	$9,998	$26,769	$2,982
Other	1,772	1,772	3
Total commercial and industrial	40,936	43,906	10,001	26,769	2,982
Consumer
Residential real estate	502	502	37	—	—
Total consumer	502	502	37	—	—
Small Business Lending	919	1,591	47	369	—
Total	$42,357	$45,999	$10,085	$27,138	$2,982

	As of December 31, 2016
(In thousands)	Recorded Investment in Impaired Loans (1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
With no related allowance for credit losses
Commercial and Industrial
Energy sector	$99,200	$103,322	$—	$85,149	$8,465
Other	12,334	13,426	—	6,838	1,363
Total commercial and industrial	111,534	116,748	—	91,987	9,828
Consumer
Residential real estate	437	435	—	—	—
Other	429	427	—	—	1
Total consumer	866	862	—	—	1
Small Business Lending	299	703	—	299	—
Total	$112,699	$118,313	$—	$92,286	$9,829
With allowance for credit losses recorded
Commercial and Industrial
Energy sector	39,319	45,243	1,598	28,228	4,788
Total commercial and industrial	39,319	45,243	1,598	28,228	4,788
Consumer
Residential real estate	736	741	37	39	—
Total consumer	736	741	37	39	—
Small Business Lending	641	897	40	90	—
Total	$40,696	$46,881	$1,675	$28,357	$4,788

(1)	The recorded investment of a loan also includes any interest receivable, net unearned discount or fees, and unamortized premium or discount.

The related amount of interest income recognized for impaired loans was $403 thousand and $225 thousand for the three months ended March 31, 2017 and 2016, respectively.

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, under the terms of the restructured loan. Approximately $185 thousand and $166 thousand of contractual interest paid was recognized on the cash basis for the three months ended March 31, 2017 and 2016, respectively.

Average Recorded Investment in Impaired Originated and ANCI Loans

	Three Months Ended March 31,
	2017		2016
(In thousands)	Originated	ANCI	Originated	ANCI
Commercial and Industrial
Energy sector	126,370	—	109,532	—
Services	—	—	1,022	—
Other	12,455	—	14,216	295
Total commercial and industrial	138,825	—	124,770	295
Consumer
Residential real estate	—	1,164	—	1,346
Other	388	—	296	—
Total consumer	388	1,164	296	1,346
Small Business Lending	551	379	—	449
Total	$139,764	$1,543	$125,066	$2,090

Included in impaired loans are loans considered to be TDRs. The Company attempts to work with borrowers when necessary to extend or modify loan terms to better align with the borrower’s ability to repay. Extensions and modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance. Each occurrence is unique to the borrower and is evaluated separately. The Bank considers regulatory guidelines when restructuring loans to ensure that prudent lending practices are followed. Qualifying criteria and payment terms are structured by the borrower’s current and prospective ability to comply with the modified terms of the loan.

A modification is classified as a TDR if the borrower is experiencing financial difficulty and it is determined that the Company has granted a concession to the borrower. The Company may determine that a borrower is experiencing financial difficulty if the borrower is currently in default on any of its debt, or if it is probable that a borrower may default in the foreseeable future without the modification. Concessions could include reductions of interest rates, extension of the maturity date at a rate lower than current market rate for a new loan with similar risk, reduction of accrued interest, principal forgiveness, forbearance, or other concessions. The assessments of whether a borrower is experiencing or will likely experience financial difficulty and whether a concession has been granted is highly subjective in nature, and management’s judgment is required when determining whether a modification is classified as a TDR. Current amendments to the accounting guidance preclude a creditor from using the effective interest rate test in the debtor’s guidance on restructuring of payables (ASC 470-60-55-10) when evaluating whether a restructuring constitutes a TDR.

All TDRs are reported as impaired. Impaired classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. The majority of TDRs are classified as impaired loans for the remaining life of the loan. Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

Originated and ANCI Loans that were modified into TDRs

	For the Three Months Ended March 31, 2017
	During the Period		Default(1) during the Period
(In thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial
Other	1	$196	—	$—
Total	1	$196	—	$—

	For the Three Months Ended March 31, 2016
	During the Period		Default(1) during the Period
(In thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial
Energy sector	1	$7,060	—	$—
Consumer
Residential real estate	1	338	—	—
Total	2	$7,398	—	$—

(1)	Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 day past due status with respect to principal and/or interest payments.

	For the Three Months Ended March 31,
	2017	2016
	Number of Loans Modified by:
	Rate Concession	Modified Terms and/ or Other Concessions	Rate Concession
Commercial and Industrial
Energy sector	—	1	—
Other	1	—	—
Total commercial and industrial	1	1	—
Consumer
Residential real estate	—	—	1
Total	1	1	1

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $1.5 million and $2.1 million of consumer loans secured by single family residential real estate that are in process of foreclosure as of March 31, 2017 and December 31, 2016, respectively. Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction.  In addition to the single family residential real estate loans in process of foreclosure, the Company also held $6.2 million and $5.1 million of foreclosed single family residential properties in other real estate owned as of March 31, 2017 and December 31, 2016.

Credit Exposure in the Originated and ANCI Loan Portfolios

The following provides information regarding the credit exposure by portfolio segment and class of receivable as of March 31, 2017 and December 31, 2016:

Commercial Real Estate credit exposure, based on internal risk rating:

	As of March 31, 2017		As of December 31, 2016
(Recorded Investment in thousands)	Non-income producing	Income producing	Non-income producing	Income producing
Originated Loans
Pass	$49,071	$933,102	$67,742	$888,608
Special mention	22	—	23	—
Substandard	—	—	—	—
Total originated loans	49,093	933,102	67,765	888,608
ANCI Loans
Pass	1,340	16,924	1,618	18,410
Special mention	—	—	—	—
Substandard	341	27	341	—
Total ANCI loans	1,681	16,951	1,959	18,410
Total	$50,774	$950,053	$69,724	$907,018

Commercial and Industrial credit exposure, based on internal risk rating:

	As of March 31, 2017
(Recorded Investment in thousands)	Energy	Restaurant	Healthcare	Services	Other
Originated Loans
Pass	$641,322	$925,491	$412,010	$1,253,271	$1,049,178
Special mention	29,211	15,835	59	22,263	39,680
Substandard	222,999	—	—	—	12,269
Doubtful	11,836	—	—	—	—
Total originated loans	905,368	941,326	412,069	1,275,534	1,101,127
ANCI Loans
Pass	—	—	3,865	10,909	35,632
Special Mention	—	—	—	—	—
Substandard	—	—	—	71	401
Total ANCI loans	—	—	3,865	10,980	36,033
Total	$905,368	$941,326	$415,934	$1,286,514	$1,137,160

	As of December 31, 2016
(Recorded Investment in thousands)	Energy	Restaurant	Healthcare	Services	Other
Originated Loans
Pass	$670,696	$849,546	$426,276	$1,218,285	$1,061,196
Special mention	30,433	16,169	9,479	1,278	35,141
Substandard	239,457	—	—	—	26,968
Doubtful	789	—	—	—	—
Total originated loans	941,375	865,715	435,755	1,219,563	1,123,305
ANCI Loans
Pass	—	—	4,114	11,262	36,007
Special Mention	—	—	—	—	—
Substandard	—	—	—	80	441
Total ANCI loans	—	—	4,114	11,342	36,448
Total	$941,375	$865,715	$439,869	$1,230,905	$1,159,753

Consumer credit exposure, based on internal risk rating:

	As of March 31, 2017		As of December 31, 2016
(Recorded Investment in thousands)	Residential Real Estate	Other	Residential Real Estate	Other
Originated Loans
Pass	$1,193,339	$63,643	$1,126,679	$59,145
Special mention	387	459	422	455
Substandard	1,367	207	1,096	415
Total originated loans	1,195,093	64,309	1,128,197	60,015
ANCI Loans
Pass	129,588	4,820	141,349	7,151
Special mention	2,135	52	2,156	53
Substandard	2,439	3	2,775	4
Total ANCI loans	134,162	4,875	146,280	7,208
Total	$1,329,255	$69,184	$1,274,477	$67,223

Small Business credit exposure, based on internal risk rating:

	As of
(Recorded Investment in thousands)	March 31, 2017	December 31, 2016
Originated Loans
Pass	$192,248	$182,021
Special mention	1,995	1,807
Substandard	1,261	1,116
Doubtful	122	—
Total originated loans	195,626	184,944
ANCI Loans
Pass	8,715	8,407
Special mention	8	11
Substandard	694	764
Total ANCI loans	9,417	9,182
Total	$205,043	$194,126

The following provides an aging of past due originated and ANCI loans by portfolio segment and class of receivable as of March 31, 2017 and December 31, 2016:

Aging of Past due Originated and ANCI Loans

	As of March 31, 2017
	Accruing Loans			Non-Accruing Loans
(Recorded Investment in thousands)	30-59 DPD	60-89 DPD	90+DPD	0-29 DPD	30-59 DPD	60-89 DPD	90+DPD
Originated Loans
Commercial Real Estate
Income producing	$21	$4	$—	$—	$—	$—	$—
Commercial and Industrial
Energy sector	2,201	—	—	112,038	—	—	6,602
Other	—	—	—	195	—	—	6,839
Total commercial and industrial	2,201	—	—	112,233	—	—	13,441
Consumer
Residential real estate	1,905	77	143	417	274	—	433
Other	84	28	—	—	—	—	—
Total consumer	1,989	105	143	417	274	—	433
Small Business Lending	124	—	42	54	33	163	184
Total	$4,335	$109	$185	$112,704	$307	$163	$14,058
ANCI Loans
Commercial Real Estate
Non-income producing	$—	$—	$—	$—	$—	$—	$341
Commercial and Industrial
Services	—	—	—	71	—	—	—
Consumer
Residential real estate	788	651	535	639	412	60	1,275
Other	2	—	—	—	—	—	—
Total consumer	790	651	535	639	412	60	1,275
Small Business Lending	210	—	—	369	112	—	114
Total	$1,000	$651	$535	$1,079	$524	$60	$1,730

	As of December 31, 2016
	Accruing Loans			Non-Accruing Loans
(Recorded Investment in thousands)	30-59 DPD	60-89 DPD	90+DPD	0-29 DPD	30-59 DPD	60-89 DPD	90+DPD
Originated Loans
Commercial Real Estate
Income producing	$4	$—	$—	$—	$—	$—	$—
Commercial and Industrial
Energy sector	—	—	—	112,937	—	—	447
Services	3,440	—	—	—	—	—	—
Other	490	—	—	—	6,839	—	250
Total commercial and industrial	3,930	—	—	112,937	6,839	—	697
Consumer
Residential real estate	1,388	239	244	344	—	—	454
Other	534	—	—	—	—	—	—
Total consumer	1,922	239	244	344	—	—	454
Small Business Lending	2,003	563	87	80	16	36	—
Total	$7,859	$802	$331	$113,361	$6,855	$36	$1,151
ANCI Loans
Commercial Real Estate
Non-income producing	$259	$—	$—	$—	$—	$341	$—
Commercial and Industrial
Services	—	—	—	80	—	—	—
Other	—	—	—	45	—	—	—
Total commercial and industrial	—	—	—	125	—	—	—
Consumer
Residential real estate	1,522	839	252	1,083	30	—	1,619
Other	18	—	3	—	—	—	—
Total consumer	1,540	839	255	1,083	30	—	1,619
Small Business Lending	—	—	—	480	62	—	131
Total	$1,799	$839	$255	$1,688	$92	$341	$1,750

Acquired Credit Impaired (“ACI”) Loans

The excess of cash flows expected to be collected over the carrying value of ACI loans is referred to as the accretable yield and is recognized in interest income using an effective yield method over the remaining life of the loan, or pools of loans. The accretable yield is affected by:

•

Changes in interest rate indices for variable rate ACI loans—Expected future cash flows are based on the variable rates in effect at the time of the regular evaluations of cash flows expected to be collected;

•	Changes in prepayment assumptions—Prepayments affect the estimated life of ACI loans which may change the amount of interest income, and possibly principal, expected to be collected; and
•	Changes in the expected principal and interest payments over the estimated life—Updates to expected cash flows are driven by the credit outlook and actions taken with borrowers.

Changes in the amount of accretable discount for ACI loans for the three months ended March 31, 2017 and 2016 were as follows:

Changes in Accretable Yield on ACI Loans

	For the Three Months Ended March 31,
(In thousands)	2017	2016
Balance at beginning of period	$98,728	$122,791
Maturities/payoff	(1,769)	(2,246)
Charge-offs	(79)	(40)
Foreclosure	(798)	(578)
Accretion	(6,331)	(8,699)
Reclass from nonaccretable difference due to increases in expected cash flow	3,364	4,298
Balance at end of period	$93,115	$115,526

Impaired ACI Loans and Pools Including TDRs

The following includes certain key information about individually impaired ACI loans and pooled ACI loans as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016.

ACI Loans / Pools Identified as Impaired

	As of March 31, 2017
	ACI Loans / Pools Identified as Impaired
(In thousands)	Recorded Investment in Impaired Loans(1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
Commercial Real Estate
Non-income producing	$4,904	$6,538	$1,207	$225	$229
Income producing	96,448	131,795	1,571	1,533	27
Total commercial real estate	101,352	138,333	2,778	1,758	256
Commercial and Industrial
Healthcare	5,603	5,789	—	—	—
Other	9,981	24,058	—	1,818	—
Total commercial and industrial	15,584	29,847	—	1,818	—
Consumer
Residential real estate	20,930	24,378	6,740	—	2
Other	1,941	3,051	393	—	2
Total consumer	22,871	27,429	7,133	—	4
Total	$139,807	$195,609	$9,911	$3,576	$260

	As of December 31, 2016
	ACI Loans / Pools Identified as Impaired
(In thousands)	Recorded Investment in Impaired Loans(1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
Commercial Real Estate
Non-income producing	$11,067	$22,568	$1,342	$274	$604
Income producing	42,361	60,378	1,312	1,571	609
Total commercial real estate	53,428	82,946	2,654	1,845	1,213
Commercial and Industrial
Healthcare	5,648	5,853	160	—	—
Other	9,904	22,403	16	1,818	—
Total commercial and industrial	15,552	28,256	176	1,818	—
Consumer
Residential real estate	42,174	46,946	7,046	—	5
Other	2,121	3,229	401	—	10
Total consumer	44,295	50,175	7,447	—	15
Total	$113,275	$161,377	$10,277	$3,663	$1,228

(1)	The recorded investment of a loan also includes any interest receivable, net unearned discount or fees, and unamortized premium or discount.

ACI Loans that Were Modified into TDRs

There were no ACI loans modified in TDR for the three months ended March 31, 2017.  In the three months ended March 31, 2016, there was one ACI loan modified in TDR with a recorded investment of $939 thousand.  The loan was income producing commercial real estate.  There were no TDRs experiencing payment default during the three months ended March 31, 2017 and 2016.  Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 day past due status with respect to principal and interest payments.

Credit Exposure in the ACI Portfolio

The following provides information regarding the credit exposure by portfolio segment and class of receivable as of March 31, 2017 and December 31, 2016:

ACI Loans by Risk Rating / Delinquency Stratification

Commercial Real Estate credit exposure on ACI loans, based on internal risk rating:

	As of March 31, 2017		As of December 31, 2016
(Recorded Investment in thousands)	Non-income producing	Income producing	Non-income producing	Income producing
Pass	$8,262	$83,715	$7,254	$80,463
Special mention	946	3,591	933	5,813
Substandard	2,435	9,288	3,240	13,591
Doubtful	—	—	—	—
Total	$11,643	$96,594	$11,427	$99,867

Commercial and Industrial credit exposure on ACI loans, based on internal risk rating:

	As of March 31, 2017		As of December 31, 2016
(Recorded Investment in thousands)	Healthcare	Other	Healthcare	Other
Pass	$5,603	$26,268	$5,648	$26,634
Special mention	—	912	—	939
Substandard	—	4,422	—	5,484
Doubtful	—	33	—	33
Total	$5,603	$31,635	$5,648	$33,090

Consumer credit exposure, based on internal risk rating:

	As of March 31, 2017		As of December 31, 2016
(Recorded Investment in thousands)	Residential Real Estate	Other	Residential Real Estate	Other
Pass	$147,916	$1,658	$157,762	$1,821
Special mention	3,562	13	3,655	14
Substandard	26,145	272	27,586	287
Total	$177,623	$1,943	$189,003	$2,122

Consumer credit exposure on ACI loans, based on past due status:

	As of March 31, 2017		As of December 31, 2016
(Recorded Investment in thousands)	Residential Real Estate	Other	Residential Real Estate	Other
0 – 29 Days Past Due	$160,331	$1,781	$171,457	$1,871
30 – 59 Days Past Due	3,295	67	4,070	134
60 – 89 Days Past Due	1,330	43	1,939	25
90 – 119 Days Past Due	1,492	49	622	36
120 + Days Past Due	11,175	3	10,915	56
Total	$177,623	$1,943	$189,003	$2,122

Note 4—Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets at March 31, 2017 and December 31, 2016:

(In thousands)	March 31, 2017	December 31, 2016
Goodwill	$317,817	$317,817
Core deposit intangible, net of accumulated amortization of $36,222 and $35,495, respectively	3,464	4,191
Customer lists, net of accumulated amortization of $16,555 and $16,041, respectively	10,145	10,659
Trademarks	24	24
Total goodwill and intangible assets	$331,450	$332,691

Note 5—Derivatives

The Company primarily uses derivatives to manage exposure to market risk, including interest rate risk, credit risk and foreign currency risk, and to assist customers with their risk management objectives. Management will designate certain derivatives as hedging instruments in a qualifying hedge accounting relationship. The Company’s remaining derivatives consist of economic hedges that do not qualify for hedge accounting and derivatives held for customer accommodation, or other purposes.

The fair value of derivative positions outstanding is included in other assets and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows. For derivatives not designated as hedging instruments, gains and losses due to changes in fair value are included in noninterest income and the operating section of the consolidated statement of cash flows. For derivatives designated as hedging instruments, the effective portion of the gain or loss related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified as interest income when the forecasted transaction affects income.  The ineffective portion of the gain or loss is recognized immediately as noninterest income.  The notional amounts and estimated fair values as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017			December 31, 2016
		Fair Value			Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$1,332,000	$—	$19,557	$1,332,000	$1,184	$17,225
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	451,763	2,171	2,171	474,923	2,877	2,877
Commercial loan interest rate caps	278,955	82	82	286,959	94	94
Commercial loan interest rate floors	49,928	103	103	51,878	118	118
Mortgage loan held for sale interest rate lock commitments	10,772	266	—	3,788	88	—
Mortgage loan forward sale commitments	4,012	2	—	7,724	—	46
Mortgage loan held for sale floating commitments	18,082	—	—	5,895	—	—
Foreign exchange contracts	50,121	367	358	—	—	—
Total derivatives not designated as hedging instruments	863,633	2,991	2,714	831,167	3,177	3,135
Total derivatives	$2,195,633	$2,991	$22,271	$2,163,167	$4,361	$20,360

The Company is party to collateral support agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.  At March 31, 2017 and December 31, 2016, the Company was required to post $20.2 million and $20.3 million, respectively, in cash or securities as collateral for its derivative transactions, which are included in “interest-bearing deposits in banks” on the Company’s consolidated balance sheets. The Company’s master agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts of derivatives executed with the same counterparty under the master agreement.

Gain (loss) included in the consolidated statements of income related to derivative instruments for the three months ended March 31, 2017 and 2016 were as follows:

	For the Three Months Ended March 31, 2017
(In thousands)	OCI	Reclassified from AOCI to interest income	Noninterest income
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$(1,590)	$1,867	$—
Derivatives not designated as hedging instruments:
Mortgage loan held for sale interest rate lock commitments	$—	$—	$178
Foreign exchange contracts	—	—	470

	For the Three Months Ended March 31, 2016
(In thousands)	OCI	Reclassified from AOCI to interest income	Noninterest income
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$16,830	$1,776	$(534)
Derivatives not designated as hedging instruments:
Mortgage loan held for sale interest rate lock commitments	$—	$—	$55
Foreign exchange contracts	—	—	241

Interest Rate Swap and Cap Agreements not designated as hedging derivatives

The Company enters into certain interest rate swap, floor and cap agreements on commercial loans that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap, floor or cap with a loan customer while at the same time entering into an offsetting interest rate swap or cap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The interest rate swap transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate. The interest rate cap transaction allows the Company’s customer to minimize interest rate risk exposure to rising interest rates. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s consolidated statements of income. The Company is exposed to credit loss in the event of nonperformance by the parties to the interest rate swap and cap agreements. However, the Company does not anticipate nonperformance by the counterparties. The estimated fair value has been recorded as an asset and a corresponding liability in the accompanying consolidated balance sheets as of March 31, 2017 and December 31, 2016.

Cash Flow Hedges

Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company uses interest rate swaps to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans.  In June 2015 and March 2016, the Company entered into interest rate swap agreements to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans.

Effective Date	Maturity Date	Notional Amount (In Thousands)	Fixed Rate	Variable Rate
June 15, 2015	December 17, 2018	$382,000	1.3250%	1 Month LIBOR
June 30, 2015	December 31, 2019	300,000	1.5120%	1 Month LIBOR
June 30, 2015	December 29, 2017	300,000	0.9530%	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.5995%	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.5890%	1 Month LIBOR

Based on our current interest rate forecast, $545 thousand of deferred net gains on derivatives in OCI at March 31, 2017 is estimated to be reclassified into net interest income during the next twelve months due to the receipt of interest payments. Future changes to interest rates may significantly change actual amounts reclassified to income. There were no reclassifications into income during 2017 or 2016 as a result of any discontinuance of cash flow hedges because the forecasted transaction was no longer probable. The maximum length of time over which the Company is hedging a portion of its exposure to the variability in future cash flows for forecasted transactions is approximately nine years as of March 31, 2017.

Note 6—Deposits

Domestic time deposits $250,000 and over were $289.6 million and $318.8 million at March 31, 2017 and December 31, 2016, respectively.  There were no foreign time deposits at either March 31, 2017 or December 31, 2016.

Note 7—Borrowed Funds

Repurchase Agreements

Securities sold under agreements to repurchase generally mature within one to seven days from the transaction date. Securities underlying the repurchase agreements remain under the control of the Company.

Information concerning the Company’s securities sold under agreements to repurchase as of March 31, 2017 and December 31, 2016 is summarized as follows:

(In thousands)	March 31, 2017	December 31, 2016
Balance at period end	$3,571	$3,494
Average balance during the period	2,751	5,948
Average interest rate during the period	0.06%	0.19%
Maximum month-end balance during the period	$3,571	$8,031

Repurchase agreements are treated as collateralized financing obligations and are reflected as a liability in the consolidated balance sheets.

Senior and Subordinated Debt

In June 2014, the Company and the Bank completed an unregistered $245 million multi-tranche debt transaction and in March 2015, the Company completed an unregistered $50 million debt transaction. These transactions enhanced our liquidity and the Bank’s capital levels to support balance sheet growth.  Details of the debt transactions are as follows:

(In thousands)	March 31, 2017	December 31, 2016
Cadence Bancorporation:
4.875% senior notes, due June 28, 2019	$145,000	$145,000
5.375% senior notes, due June 28, 2021	50,000	50,000
7.250% subordinated notes, due June 28, 2029, callable in 2024	35,000	35,000
6.500% subordinated notes, due March 2025, callable in 2020	40,000	40,000
Total long-term debt—Cadence Bancorporation	270,000	270,000
Cadence Bank:
6.250% subordinated notes, due June 28, 2029, callable in 2024	25,000	25,000
Debt issuance cost and unamortized premium	(2,036)	(2,693)
Purchased 4.875% senior notes, due June 28, 2019	(10,078)	(78)
Total long-term debt	$282,886	$292,229

The senior transactions were structured with 4 and 7 year maturities to provide holding company liquidity and to stagger the Company’s debt maturity profile. The $35 million and $25 million subordinated debt transactions were structured with a 15 year maturity, 10 year call options, and fixed-to-floating interest rates in order to maximize regulatory capital treatment. These subordinated debt structures were designed to achieve full Tier 2 capital treatment for 10 years. The $40 million subordinated debt transaction has a 5 year call option.

The Company’s senior notes are unsecured, unsubordinated obligations and are equal in right of payment to all of the Company’s other unsecured debt. The Company’s subordinated notes are unsecured obligations and will be subordinated in right of payment to all of the Company’s senior indebtedness and general creditors and to depositors at the Bank. The Company’s senior notes and subordinated notes are not guaranteed by any subsidiary of the Company, including the Bank.

The Bank’s subordinated notes are unsecured obligations and are subordinated in right of payment to all of the Bank’s senior indebtedness and general creditors and to depositors of the Bank. The Bank’s subordinated notes are not guaranteed by the Company or any subsidiary of the Bank.

Payment of principal on the Company’s and Bank’s subordinated notes may be accelerated by holders of such subordinated notes only in the case of certain insolvency events. There is no right of acceleration under the subordinated notes in the case of default. The Company and/or the Bank may be required to obtain the prior written approval of the Federal Reserve, and, in the case of the Bank, the OCC, before it may repay the subordinated notes issued thereby upon acceleration or otherwise.

Junior Subordinated Debentures

In conjunction with the Company’s acquisition of Cadence Financial Corporation and Encore Bank, N.A., the junior subordinated debentures were marked to their fair value as of their respective acquisition dates. The related mark is being amortized over the remaining term of the junior subordinated debentures.  The following is a list of junior subordinated debt:

(In thousands)	March 31, 2017	December 31, 2016
Junior subordinated debentures, 3 month LIBOR plus 2.85%, due 2033	$30,000	$30,000
Junior subordinated debentures, 3 month LIBOR plus 2.95%, due 2033	5,155	5,155
Junior subordinated debentures, 3 month LIBOR plus 1.75%, due 2037	15,464	15,464
Total par value	$50,619	$50,619
Purchase accounting adjustment, net of amortization	(14,508)	(14,630)
Total junior subordinated debentures	$36,111	$35,989

Advances from FHLB and Borrowings from FRB

FHLB advances are collateralized by deposits with the FHLB, FHLB stock and loans. FHLB advances were $360 million as of March 31, 2017 and are scheduled to mature in April, 2017.  There were no outstanding FHLB advances as of December 31, 2016. Any advances are collateralized by $1.3 billion of commercial and residential real estate loans pledged under a blanket lien arrangement as of March 31, 2017.

As of March 31, 2017 and December 31, 2016, the FHLB has issued for the benefit of the Bank an irrevocable letter of credit. The Bank has a $35 million irrevocable letter of credit in favor of the State of Alabama SAFE Program to secure certain deposits of the State of Alabama. This letter of credit expires September 27, 2017 upon 45 days’ prior notice of non-renewal; otherwise it automatically extends for a successive one-year term.

There were no borrowings from the FRB discount window as of March 31, 2017 and December 31, 2016.  Any borrowings from the FRB will be collateralized by $798 million in commercial loans pledged under a borrower-in-custody arrangement.

Note 8—Other Noninterest Income and Other Noninterest Expense

The detail of the other noninterest income and other noninterest expense captions presented in the consolidated statements of income is as follows:

	Three Months Ended March 31,
	2017	2016
(In thousands)
Other Noninterest Income
Insurance revenue	$2,130	$2,324
Bankcard fees	1,812	1,729
Income from bank owned life insurance policies	1,059	733
Other	476	(1,140)
Total other noninterest income	$5,477	$3,646

	Three Months Ended March 31,
	2017	2016
(In thousands)
Other Noninterest Expense
Net cost of operation of other real estate owned	$296	$684
Data processing expense	1,696	1,389
Special asset expenses	140	(40)
Consulting and professional fees	1,139	1,309
Loan related expenses	280	437
FDIC Insurance	1,493	1,506
Communications	655	658
Advertising and public relations	345	383
Legal expenses	432	744
Branch closure expenses	46	64
Other	5,598	5,636
Total other noninterest expense	$12,120	$12,770

Note 9—Income Taxes

Income tax expense for the three months ended March 31, 2017 and 2016 was $12.6 million and $7.6 million, respectively. The effective tax rate was 32.6% and 33.0% for the three months ended March 31, 2017 and 2016, respectively. The decrease in the effective tax rate for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily driven by an increase in tax-exempt interest income.

The effective tax rate is primarily affected by the amount of pre-tax income, tax-exempt interest income, and bank-owned life insurance.  The effective tax rate is also affected by discrete items that may occur in any given period, but are not consistent from period-to-period, which may impact the comparability of the effective tax rate between periods.

Note 10—Earnings Per Common Share

The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31,
(In thousands, except per share data)	2017	2016
Net income	$26,117	$15,341
Weighted average common shares outstanding (Basic)	75,000,000	75,000,000
Weighted average restricted stock units	672,750	258,375
Weighted average common shares outstanding (Diluted)	75,672,750	75,258,375
Earnings per common share (Basic)	$0.35	$0.20
Earnings per common share (Diluted)	$0.35	$0.20

In March 2017, the Board of Directors approved a 75-for-one stock split of the Company’s common stock. The stock split occurred on April 7, 2017.  The effect of the stock split on outstanding shares and earnings per share has been retroactively applied to all periods presented.

Note 11—Related Party Transactions

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices, and are within applicable regulatory and lending limitations. The aggregate balances of related party loans and deposits as of March 31, 2017 and December 31, 2016 were insignificant.

Note 12—Regulatory Matters

The Bank is subject to the capital adequacy requirements of the OCC. The Company, as a bank holding company, is subject to the capital adequacy requirements of the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgment by regulators about components, risk weightings, and other related factors.

The risk-based capital requirements of the Federal Reserve and the OCC define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The Federal Reserve, the FDIC and the OCC have issued guidelines governing the levels of capital that banks must maintain. The bank guidelines for the period as of March 31, 2017 specify capital tiers, which include the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Common Equity Tier 1 to Risk - Weighted Assets (CET1)	Tier 1 Capital to Risk – Weighted Assets	Total Capital to Risk – Weighted Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized		Tangible Equity / Total Assets less than 2%

The most recent notification from the OCC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (the prompt corrective action requirements are not applicable to the Company). The actual capital amounts and ratios for the Company and the bank as of March 31, 2017 and December 31, 2016 are presented in the following table and as shown, are above the thresholds necessary to be considered “well-capitalized”. Management believes there are no conditions or events that would change that classification in the foreseeable future.

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
March 31, 2017
Tier 1 leverage	$850,827	9.1%	$1,062,175	11.4%
Common equity tier 1 capital (transitional)	817,038	9.0%	1,014,181	11.2%
Tier 1 risk-based capital	850,827	9.4%	1,062,175	11.7%
Total risk-based capital	1,039,168	11.4%	1,176,677	12.9%
The minimum amounts of capital and ratios established by banking regulators are as follows:
Tier 1 leverage	$373,900	4.0%	$373,814	4.0%
Common equity tier 1 capital (transitional)	409,114	4.5%	408,977	4.5%
Tier 1 risk-based capital	545,485	6.0%	545,303	6.0%
Total risk-based capital	727,313	8.0%	727,071	8.0%
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	$467,268	5.0%
Common equity tier 1 capital (transitional)	N/A	N/A	590,745	6.5%
Tier 1 risk-based capital	N/A	N/A	727,071	8.0%
Total risk-based capital	N/A	N/A	908,839	10.0%

	Consolidated Company		Bank
(In thousands)	Amount	Amount	Amount	Ratio
December 31, 2016
Tier 1 leverage	$824,676	8.9%	$1,035,972	11.2%
Common equity tier 1 (CET1)	793,268	8.8%	989,990	11.0%
Tier 1 risk-based capital	824,676	9.2%	1,035,972	11.5%
Total risk-based capital	1,007,011	11.2%	1,144,519	12.8%
The minimum amounts of capital and ratios established by banking regulators are as follows:
Tier 1 leverage	$371,052	4.0%	$370,836	4.0%
Common equity tier 1 (CET1)	403,718	4.5%	403,578	4.5%
Tier 1 risk-based capital	538,290	6.0%	538,105	6.0%
Total risk-based capital	717,720	8.0%	717,473	8.0%
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	$463,546	5.0%
Common equity tier 1 (CET1)	N/A	N/A	583,248	6.5%
Tier 1 risk-based capital	N/A	N/A	717,844	8.0%
Total risk-based capital	N/A	N/A	897,305	10.0%

Under regulations controlling national banks, the payment of any dividends by a bank without prior approval of the OCC is limited to the current year’s net profits (as defined by the OCC) and retained net profits of the two preceding years. The Federal Reserve, as primary regulator for bank holding companies, has also stated that all common stock dividends should be paid out of current income. As the Company does not generate income on a stand-alone basis, it does not have the capability to pay common stock dividends without receiving dividends from the Bank.

The Bank is required to maintain average reserve balances in the form of cash or deposits with the Federal Reserve Bank. The reserve balance varies depending upon the types and amounts of deposits. At March 31, 2017 and December 31, 2016, the required reserve balance with the Federal Reserve Bank was approximately $57.2 million and $38.3 million, respectively.

Note 13—Commitments and Contingent Liabilities

The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of banking business and which involve elements of credit risk, interest rate risk, and liquidity risk. The commitments and contingent liabilities are commitments to extend credit, home equity lines, overdraft protection lines, and standby letters of credit. Such financial instruments are recorded when they are funded. A summary of commitments and contingent liabilities at March 31, 2017 is as follows:

(In thousands)
Commitments to extend credit	$2,710,755
Standby letters of credit	119,664
Performance letters of credit	26,525
Commercial letters of credit	1,571

Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the three months ended March 31, 2017 and 2016. The Company does not anticipate any significant future losses as a result of these transactions.

The Company makes investments in limited partnerships, including certain low income housing partnerships for which tax credits are received. As of March 31, 2017 and December 31, 2016, unfunded capital commitments totaled $14.4 million and $15.1 million, respectively.

The Company and the Bank are defendants in various pending and threatened legal actions arising in the normal course of business. In the opinion of management, based upon the advice of legal counsel, the ultimate disposition of all pending and threatened legal action will not have a material effect on the Company’s consolidated financial statements.

Note 14—Concentrations of Credit

Most of the loans, commitments and letters of credit involve customers or sponsors in the Company’s market areas. Investments in state and municipal securities also involve governmental entities within the Company’s market areas. General concentrations of credit by type of loan are set forth in Note 3 of these consolidated financial statements. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Letters of credit were granted primarily to commercial borrowers.

Note 15—Supplemental Cash Flow Information

	For the Three Months Ended March 31,
(In thousands)	2017	2016
Cash paid during the year for:
Interest	$12,776	$9,776
Income taxes, net of refunds	(219)	539
Non-cash investing activities (at fair value):
Transfers of loans to other real estate	$3,489	$9,234
Transfers of commercial loans to loans held for sale	39,249	153,065

Note 16—Disclosure About Fair Values of Financial Instruments

The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. This hierarchy requires the Company to maximize the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Each fair value measurement is placed into the proper level based on the lowest level of significant input. These levels are:

•	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.
•

Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3—Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models, and similar techniques.

Transfers between fair value levels are recognized at the end of the fiscal quarter in which the associated change in inputs occurs.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at March 31, 2017 and December 31, 2016:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Investment securities available-for-sale:
U.S. Treasury securities	$97,106	$—	$97,106	$—
Obligations of U.S. government agencies	91,558	—	91,558	—
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:	—		—	—
Guaranteed by GNMA	144,570	—	144,570	—
Issued by FNMA and FHLMC	257,293	—	257,293	—
Other residential mortgage-backed securities	46,201	—	46,201	—
Commercial mortgage-backed securities	61,503	—	61,503	—
Total MBS	509,567	—	509,567	—
Obligations of states and municipal subdivisions	412,393	—	412,393
Other securities	5,656	5,656	—	—
Total investment securities available-for-sale	1,116,280	5,656	1,110,624	—
Derivative assets	2,991	—	2,991	—
Other assets (Net profits interests)	16,550	—	—	16,550
Total recurring basis measured assets	$1,135,821	$5,656	$1,113,615	$16,550
Derivative liabilities	$22,271	$—	$22,271	$—
Total recurring basis measured liabilities	$22,271	$—	$22,271	$—

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Investment securities available-for-sale:
U.S. Treasury agencies	$96,785	$—	$96,785	$—
Obligations of U.S. government agencies	97,528	—	97,528	—
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	153,153	—	153,153	—
Issued by FNMA and FHLMC	265,328	—	265,328	—
Other residential mortgage-backed securities	47,561	—	47,561	—
Commercial mortgage-backed securities	62,613	—	62,613	—
Total MBS	528,655	—	528,655	—
Obligations of states and municipal subdivisions	410,812	—	410,812	—
Other securities	5,567	5,567	—	—
Total investment securities available-for-sale	1,139,347	5,567	1,133,780	—
Derivative assets	4,361	—	4,361	—
Other assets (Net profits interest)	19,425	—	—	19,425
Total recurring basis measured assets	$1,163,133	$5,567	$1,138,141	$19,425
Derivative liabilities	$20,360	$—	$20,360	$—
Total recurring basis measured liabilities	$20,360	$—	$20,360	$—

There were no transfers between the Level 1 and Level 2 fair value categories during the three months ended March 31, 2017 and 2016.

Changes in Level 3 Fair Value Measurements

 The tables below include a roll-forward of the condensed consolidated balance sheet amounts for the three months ended March 31, 2017 and 2016, including changes in fair value for financial instruments within Level 3 of the valuation hierarchy. Level 3 financial instruments typically include unobservable components, but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology:

Level 3 Assets Measured at Fair Value on a Recurring Basis

	Other Assets - Net Profits Interest
	March 31,
(In thousands)	2017	2016
Balance at January 1	$19,425	$—
Total net losses included in earnings	(2,645)	—
Distributions received	(230)	—
Balance at March 31	$16,550	$—
Net unrealized losses included in earnings relating to assets held at the end of the period	$(2,645)	$—

Assets Recorded at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheets at March 31, 2017 and December 31, 2016, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Loans held for sale	$43,381	$—	$43,381	$—
Impaired loans, net of specific allowance	148,309	—	—	148,309
Other real estate	21,072	—	—	21,072
Total assets measured on a nonrecurring basis	$212,762	$—	$43,381	$169,381

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Loans held for sale	$17,822	$—	$17,822	$—
Impaired loans, net of specific allowance	151,720	—	—	151,720
Other real estate	18,875	—	—	18,875
Total assets measured on a nonrecurring basis	$188,417	$—	$17,822	$170,595

Significant unobservable inputs used in Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016 are summarized below:

(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
March 31, 2017
Impaired loans, net of specific allowance	$148,309	Internal appraisals of accounts receivable and inventory	Discount of book value	50% - 75%
		Third-Party Appraisals	Discount of fair value	0% - 20%
			Estimated closing costs	10%
Other real estate	21,072	Third-Party Appraisals	Discount of fair value	0% - 20%
			Estimated closing costs	10%

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
December 31, 2016
Impaired loans, net of specific allowance	$151,720	Internal appraisals of accounts receivable and inventory	Discount of book value	50%-75%
		Third-Party Appraisals	Discount of fair value	0%-20%
			Estimated closing costs	10%
Other real estate	18,875	Third-Party Appraisals	Discount of fair value	0%-20%
			Estimated closing costs	10%

Determination of Fair Values

In accordance with ASC 820-10-35, fair values are based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following describes the assumptions and methodologies used to estimate the fair value of financial instruments recorded at fair value in the consolidated balance sheets and for estimating the fair value of financial instruments for which fair value is disclosed under ASC 825-10-50.

Investment Securities.    When quoted prices are available in an active market, securities are classified as Level 1. For securities reported at fair value utilizing Level 2 inputs, the Company obtains fair value measurements from an independent pricing service. These fair value measurements consider observable market data that may include benchmark yield curves, reported trades, broker/dealer quotes, issuer spreads and credit information, among other inputs.

Loans Held for Sale.    Loans held for sale are recorded at the lower of aggregate cost or fair value. Fair value is generally based on quoted market prices of similar loans and is considered to be Level 2.

Net Loans.    Fair values of loans are estimated using discounted cash flow analyses using various discount spreads to Treasury yields that approximate interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Derivative Financial Instruments.    Derivative financial instruments are measured at fair value based on modeling that utilizes observable market inputs for various interest rates published by leading third-party financial news and data providers. This is observable data that represents the rates used by market participants for instruments entered into at that date; however, they are not based on actual transactions so they are classified as Level 2.

Other Assets - Net profits interests.    The fair value of the net profit interest in oil and gas reserves was estimated using discounted cash flow analyses applied to the expected cash flows from producing developed wells.  Expected cash flows are derived from reports prepared by consulting engineers under established professional standards for the industry.

Deposits.    The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for CDs are estimated using a discounted cash flow calculation that applies interest rate spreads to current Treasury yields.

FHLB Advances.    The fair value of the FHLB advance approximates its book value considering their short-term maturities.

Security Sold Under Agreements to Repurchase.    The carrying amount of security repurchase agreements approximates their fair values.

Senior Debt.    The fair value of senior debt was estimated by obtaining broker indications that compared the Company’s senior debt to other comparable financial institutions.

Subordinated Debt.    The fair value of subordinated debentures was estimated by obtaining broker indications that compared the Company’s subordinated debentures to other comparable financial institutions.

Junior Subordinated Debentures.    The fair value of junior subordinated debentures was estimated by obtaining broker indications that compared the Company’s junior subordinated debentures to other comparable financial institutions.

Limitations.    The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. The fair values for loans involve the use of significant internally-developed pricing assumptions due to market-illiquidity for loans net of unearned income and loans held for sale as of March 31, 2017 and December 31, 2016. These assumptions are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. This table only includes financial instruments of the Company, and, accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of the Company.

The estimated fair values of the Company’s financial instruments are as follows:

	As of March 31, 2017
	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$56,406	$56,406	$56,406	$—	$—
Interest-bearing deposits in other banks	257,304	257,304	257,304	—	—
Federal funds sold	2,452	2,452	2,452	—	—
Securities available-for-sale	1,116,280	1,116,280	5,656	1,110,624	—
Securities held-to-maturity	425	461	—	461	—
Loans held for sale	43,381	43,381	—	43,381	—
Net loans	7,473,168	7,528,853	—	—	7,528,853
Derivative assets	2,991	2,991	—	2,991	—
Other assets	16,550	16,550	—	—	16,550
Financial Liabilities:
Deposits	7,841,710	7,662,316	—	7,662,316	—
Advances from FHLB	360,000	—	—	360,000	—
Securities sold under agreements to repurchase	3,571	3,571	—	3,571	—
Senior debt	184,380	200,829	—	200,829	—
Subordinated debt	98,506	97,632	—	97,632	—
Junior subordinated debentures	36,111	48,158	—	48,158	—
Derivative liabilities	22,271	22,271	—	22,271	—

	December 31, 2016
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$48,017	$48,017	$48,017	$—	$—
Interest-bearing deposits in other banks	199,747	199,747	199,747	—	—
Federal funds sold	1,161	1,161	1,161	—	—
Securities available-for-sale	1,139,347	1,139,347	5,567	1,133,780	—
Securities held-to-maturity	425	463	—	463	—
Loans held for sale	17,822	17,822	—	17,822	—
Net loans	7,350,443	7,395,003	—	—	7,395,003
Derivative assets	3,539	3,539	—	3,539	—
Other assets	19,425	19,818	—	—	19,818
Financial Liabilities:
Deposits	8,016,749	7,904,926	—	7,904,926	—
Securities sold under agreements to repurchase	3,494	3,494	—	3,494	—
Senior debt	193,788	191,076	—	191,076	—
Subordinated debt	98,441	97,938	—	97,938	—
Junior subordinated debentures	35,989	47,409	—	47,409	—
Derivative liabilities	20,360	20,360	—	20,360	—

Note 17—Segment Reporting

The Company determines reportable segments based on the services offered, the significance of the services offered, the significance of those services to the Company’s financial condition and operating results and management’s regular review of the operating results of those services. The Company operates through three operating segments: Banking, Financial Services and Corporate.

The Banking Segment includes the Commercial Banking, Retail Banking and Private Banking lines of business. The Commercial Banking line of business includes a general business services component primarily focusing on commercial & industrial (C&I), community banking, business banking and commercial real estate lending to clients in the geographic footprint in Texas and the southeast United States. In addition, the Commercial Banking line of business includes within C&I a separate component that focuses on select industries (which is referred to as the “specialized industries”) in which the Company believes it has specialized experience and service capabilities, including energy, healthcare, franchise restaurant and technology. The

Company serve clients in these specialized industries both within the geographic footprint and throughout the United States as a result of the national orientation of many of these businesses. The Retail Banking line of business offers a broad range of retail banking services including mortgage services through the branch network to serve the needs of consumer and small businesses in the geographic footprint. The Private Banking line of business offers banking services and loan products tailored to the needs of the high-net worth clients in the geographic footprint.

The Financial Services Segment includes the Trust, Retail Brokerage, Investment Services and Insurance businesses. These businesses offer products independently to their own customers as well as to Banking Segment clients. Investment Services operates through the “Linscomb & Williams” name and Insurance operates though the “Cadence Insurance” name. The products offered by the businesses in the Financial Services Segment primarily generate non-banking service fee income. The Corporate Segment reflects parent-only activities and intercompany eliminations.

Business segment results are determined based upon the management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around the organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions or in accordance with generally accepted accounting principles.

The Company evaluates performance and allocates resources based on profit or loss from operations. There are no material inter-segment sales or transfers. The accounting policies used by each reportable segment are the same as those discussed in Note 1. All costs, except corporate administration and income taxes, have been allocated to the reportable segments. Therefore, combined amounts agree to the consolidated totals.

The following tables present the operating results of the segments as of and for the three months ended March 31, 2017 and 2016:

	As of and for the Three Months Ended March 31, 2017
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$79,103	$784	$(5,129)	$74,758
Provision for credit losses	5,786	—	—	5,786
Noninterest income	11,700	12,321	84	24,105
Noninterest expense	45,457	8,681	183	54,321
Income tax expense (benefit)	13,846	1,548	(2,755)	12,639
Net income	$25,714	$2,876	$(2,473)	$26,117
Total assets	$9,648,642	$65,156	$7,139	$9,720,937

	As of and for the Three Months Ended March 31, 2016
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$71,822	$(13)	$(4,543)	$67,266
Provision for credit losses	10,472	—	—	10,472
Noninterest income	9,088	11,037	21	20,146
Noninterest expense	45,618	8,322	102	54,042
Income tax expense (benefit)	8,687	946	(2,076)	7,557
Net income	$16,133	$1,756	$(2,548)	$15,341
Total assets	$8,932,142	$60,143	$9,199	$9,001,484

Note 18—Equity-based Compensation

The Company administers a long-term incentive compensation plan that permits the granting of incentive awards in the form of stock options, restricted stock, restricted stock units, performance units, stock appreciation rights, or other stock-based awards. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board of Directors

The Amended and Restated 2015 Omnibus Incentive Plan (the “Plan”), permits the Company to grant to employees and directors various forms of incentive compensation. The principal purposes of this plan are to focus directors, officers and other employees and consultants on  business performance that creates shareholder value, to encourage innovative approaches to the business of the Company, and to encourage ownership of the Company’s stock. The Plan authorizes 7,500,000 common share equivalents available for grant, where grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. The number of remaining share equivalents available for future issuance under the Plan was 6,827,250 at March 31, 2017.

The Company recorded $396 thousand and $315 thousand equity-based compensation expense for the outstanding restricted stock units for the three months ended March 31, 2017 and 2016, respectively. The remaining expense related to unvested restricted stock units is $2.9 million as of March 31, 2017 and will be recognized over the next 23 months.

There were 672,750 outstanding non-vested restricted stock units with a grant date fair value of $5.14.  There were no grants or forfeitures for the three months ended March 31, 2017.

Note 19—Accumulated Other Comprehensive Income (Loss)

Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables for the three months ended March 31, 2017.

(In thousands)	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Unrealized gains (losses) on defined benefit pension plans	Accumulated other comprehensive gain (loss)
Balance, December 31, 2016	$(21,819)	$(500)	$(10,212)	$(32,531)
Net change	1,061	-	(2,189)	(1,128)
Balance, March 31, 2017	$(20,758)	$(500)	$(12,401)	$(33,659)

Note 20—Variable Interest Entities and Other Investments

Under ASC 810-10-65, the Company is deemed to be the primary beneficiary and required to consolidate a variable interest entity (“VIE”) if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810-10-65, as amended, requires continual reconsideration of conclusions reached regarding which interest holder is a VIE’s primary beneficiary.

The Bank has invested in several affordable housing projects as a limited partner. The partnerships have qualified to receive annual affordable housing federal tax credits that are recognized as a reduction of current tax expense. The Company has determined that these structures meet the definition of VIE’s under Topic ASC 810 but that consolidation is not required, as the Bank is not the primary beneficiary. At March 31, 2017 and December 31, 2016, the Bank’s maximum exposure to loss associated with these limited partnerships was limited to the Bank’s investment. The Company accounts for these investments and the related tax credits using either the effective yield method or the proportional amortization method, depending upon the date of the investment. Under the effective yield method, the Bank recognizes the tax credits as they are allocated and amortizes the initial costs of the investments to provide a constant effective yield over the period that the tax credits are allocated. Under the proportional amortization method, the Bank amortizes the cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. At March 31, 2017 and December 31, 2016, the Company had recorded investments in other assets on its consolidated balance sheets of approximately $3.9 million and $4.2 million, respectively related to these investments. Additionally, the Company invests in other certain limited partnerships accounted for under the cost method totaling $6.7 million and $6.1 million as of March 31, 2017 and December 31, 2016, respectively and the equity method totaling $6.6 million and $3.9 million as of March 31, 2017 and December 31, 2016, respectively.

During 2016, the Bank received net profits interests in oil and gas reserves, in connection with the reorganization under bankruptcy of two loan customers. The Company has determined that these contracts meet the definition of VIE’s under Topic ASC 810, but that consolidation is not required as the Bank is not the primary beneficiary. The net profits interests are financial instruments and recorded at estimated fair value, which was $16.6 million and $19.4 million at March 31, 2017 and December 31, 2016, respectively, representing the maximum exposure to loss as of that date.

The Company has established a rabbi trust related to the deferred compensation plan offered to certain of its employees. The Company contributes employee cash compensation deferrals to the trust. The assets of the trust are available to creditors of the Company only in the event the Company becomes insolvent. This trust is considered a VIE because either there is no equity at risk in the trust or because the Company provided the equity interest to its employees in exchange for services rendered. The Company is considered the primary beneficiary of the rabbi trust as it has the ability to select the underlying investments made by the trust, the activities that most significantly impact the economic performance of the rabbi trust. The Company includes the assets of the rabbi trust as a component of other assets and a corresponding liability for the associated benefit obligation in other liabilities in its consolidated balance sheets. At March 31, 2017 and December 31, 2016, the amount of rabbi trust assets and benefit obligation was $3.0 million.

Note 21—Subsequent Events

On March 30, 2017, the Board of Directors approved a 75-for-one stock split of the Company’s common stock.  The stock split occurred on April 7, 2017. The effect of the stock split on outstanding shares and earnings per share has been retroactively applied to all periods presented.

On April 12, 2017, the Company, priced its previously announced initial public offering (the “IPO”) of 7,500,000 shares of its Class A common stock, par value $0.01 per share (the “Class A Common Stock”), at a price to the public of $20.00 per share of Class A Common Stock. On April 13, 2017, the underwriters in the IPO elected to purchase an additional 1,125,000 shares of Class A Common Stock pursuant to the option granted to the underwriters in connection with the IPO. The sale of the shares of Class A Common Stock was completed on April 19, 2017 with net proceeds of $156.4 million after expenses of the offering. Prior to the IPO, the Company was a wholly owned subsidiary of Cadence Bancorp, LLC. Following the IPO, Cadence Bancorp, LLC owns approximately 89.7% of the issued and outstanding shares of Class A Common Stock.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis presents our results of operations and financial condition on a consolidated basis for the three months ended March 31, 2017. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of March 31, 2017 compared to December 31, 2016 for the balance sheets and the three months ended March 31, 2017 compared to March 31, 2016 for the statements of income.

Because we conduct our material business operations through our bank subsidiary, Cadence Bank, N.A., the discussion and analysis relates to activities primarily conducted by the Bank. We generate most of our revenue from interest on loans and investments and fee-based revenues. Our primary source of funding for our loans is deposits. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance primarily through our net income, pre-tax and pre-loan provision earnings, net interest margin, efficiency ratio, ratio of allowance for credit losses to total loans, return on average assets and return on average equity, among other metrics, while maintaining appropriate regulatory leverage and risk-based capital ratios.

This Report on Form 10-Q contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our results of operations, financial condition and financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic market areas;
•	economic, market, operational, liquidity, credit and interest rate risks associated with our business;
•	lack of seasoning in our loan portfolio;
•	deteriorating asset quality and higher loan charge-offs;
•	the laws and regulations applicable to our business;
•	our ability to achieve organic loan and deposit growth and the composition of such growth;
•	increased competition in the financial services industry, nationally, regionally or locally;
•	our ability to maintain our historical earnings trends;
•	our ability to raise additional capital to implement our business plan;
•	material weaknesses in our internal control over financial reporting;
•	systems failures or interruptions involving our information technology and telecommunications systems or third-party servicers;
•	the composition of our management team and our ability to attract and retain key personnel;
•	the fiscal position of the U.S. federal government and the soundness of other financial institutions;
•	our ability to monitor our lending relationships;
•	the composition of our loan portfolio, including the identity of our borrowers and the concentration of loans in energy-related industries and in our specialized industries;

•	the portion of our loan portfolio that is comprised of participations and shared national credits;
•	the amount of nonperforming and classified assets we hold;
•	time and effort necessary to resolve nonperforming assets;
•	our ability to identify potential candidates for, consummate, and achieve synergies resulting from, potential future acquisitions;
•	our limited operating history as an integrated company and our recent acquisitions;

•	environmental liability associated with our lending activities;
•	the geographic concentration of our markets in Texas and the southeast United States;
•	the commencement and outcome of litigation and other legal proceedings against us or to which we may become subject;
•

the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations, such as the Dodd-Frank Act, and their application by our regulators;

•	requirements to remediate adverse examination findings;
•	changes in the scope and cost of FDIC deposit insurance premiums;
•	implementation of regulatory initiatives regarding bank capital requirements that may require heightened capital;
•	the obligations associated with being a public company;
•	our success at managing the risks involved in the foregoing items;
•	our modeling estimates related to an increased interest rate environment;
•	our ability to achieve the cost savings and efficiencies in connection with branch closures; and
•	our estimates as to our expected operational leverage and the expected additional loan capacity of our relationship managers.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

Cadence Bancorporation is a bank holding company and a Delaware corporation headquartered in Houston, Texas, and is the parent company of Cadence Bank, National Association (N.A.). With $9.7 billion in assets, $7.6 billion in total loans (net of unearned discounts and fees), $7.8 billion in deposits and $1.1 billion in shareholder’s equity as of March 31, 2017, we currently operate a network of 65 branch locations across Texas, Alabama, Florida, Mississippi and Tennessee. We focus on middle-market commercial lending, complemented by retail banking and wealth management services, and provide a broad range of banking services to businesses, high net worth individuals and business owners.

We operate Cadence Bancorporation through three operating segments: Banking, Financial Services and Corporate. Our Banking Segment, which represented approximately 93% of our total revenues for fiscal year 2016, consists of our Commercial Banking, Retail Banking and Private Banking lines of business. Our Commercial Banking activities focus on commercial and industrial (“C&I”), community banking, business banking and commercial real estate lending and treasury management services to clients in our geographic footprint in Texas and the southeast United States. Within our Commercial Banking line of business, we focus on select industries, which we refer to as our “specialized industries,” in which we believe we have specialized experience and service capabilities. These industries include franchise restaurant, healthcare and technology. Energy lending is also an important part of our business as energy production and energy related industries are meaningful contributors to the economy in our primary markets. In our Retail Banking business line, we offer a broad range of banking services through our branch network to serve the needs of consumers and small businesses. In our Private Banking business line, we offer banking services, such as deposit services and residential mortgage lending, to affluent clients and business owners.

We are focused on organic growth and expanding our position in our markets. We believe that our franchise is positioned for continued growth as a result of prudent lending in our markets through experienced relationship managers and a client-centered, relationship-driven banking model, with particular emphasis on Texas-based expansion and our focus and capabilities in serving specialized industries. We believe our continued growth is supported by (i) our attractive geographic footprint, (ii) the stable and cost efficient deposit funding provided by our acquired franchises (each of which was a long-standing institution with an established customer network), (iii) our veteran board of directors and management team, (iv) our capital position and (v) our credit quality and risk management processes.

Selected Financial Data

The following table summarizes certain selected consolidated financial data for the periods presented. The historical consolidated financial information presented below contains financial measures that are not presented in accordance with U.S. GAAP and which have not been audited. See “Table 33 - Non-GAAP Financial Measures.”

Table 1 – Selected Financial Data

	As of and for the three months ended		As of and for the year ended
	March 31,		December 31,
(In thousands)	2017	2016	2016
Statement of Income Data:
Net income	$26,117	$15,341	$65,774
Net interest income	74,758	67,266	279,439
Noninterest income - service fees and revenue	22,489	20,489	81,976
Noninterest expense	54,321	54,042	220,180
Provision for credit losses	5,786	10,472	49,348
Efficiency ratio (1)	54.95%	61.82%	59.86%
Period-End Balance Sheet Data:
Investment securities, available-for-sale	$1,116,280	$1,033,341	$1,139,347
Total loans, net of unearned income	7,561,472	6,884,399	7,432,711
Allowance for credit losses ("ACL")	88,304	90,751	82,268
Total assets	9,720,937	9,001,483	9,530,888
Total deposits	7,841,710	7,368,748	8,016,749
Total shareholders’ equity	1,105,976	1,086,008	1,080,498
Asset Quality Ratios:
Total nonperforming assets ('NPAs") to total loans plus OREO and NPI	2.25%	3.15%	2.22%
Total ACL to total loans	1.17	1.32	1.11
ACL to total nonperforming loans ("NPLs")	65.80	49.88	63.80
Net (recoveries) charge-offs to average loans (2)	(0.01)	(0.03)	0.65
Capital Ratios:
Total shareholders’ equity to assets	11.38%	12.06%	11.34%
Tangible common equity to tangible assets (1)	8.25	8.64	8.13
Common equity tier 1 (CET1) (transitional)	8.99	8.60	8.84
Tier 1 leverage capital	9.10	8.90	8.89
Tier 1 risk-based capital	9.36	8.93	9.19
Total risk-based capital	11.43	11.16	11.22

(1)	Considered a non-GAAP financial measure. See “Table 33 - Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(2)	Annualized for the three month periods ended March 31, 2017 and 2016.

Summary of Results of Operations - Three Months ended March 31, 2017

Net income for the three months ended March 31, 2017 totaled $26.1 million, a $10.8 million, or 70.2%, increase compared to $15.3 million for the same period in 2016. The primary drivers of the net $10.8 million increase included a $7.5 million increase in net interest income, a $2.0 million increase in service fees and revenue, and a $4.7 million decrease in provision for credit losses, offset by a $5.1 million increase in income taxes. The resulting earnings per diluted common share for the three months ended March 31, 2017 were $0.35 compared to $0.20 for the same period of 2016.

Net interest income was $74.8 million for the three months ended March 31, 2017, a $7.5 million, or 11.1%, increase compared to the same period of 2016, primarily driven by an increase in average earning assets. Our net interest spread increased to 3.22% for the three months ended March 31, 2017 compared to 3.10% for the same period in 2016, and the net interest margin on an annualized basis increased 14 basis points to 3.46% from 3.32%.

Service fees and revenue was $22.5 million in the three months ended March 31, 2017, an increase of $2.0 million, or 9.8%, over the three months ended March 31, 2016. The period-over-period increase included increases in trust service fees and service fees on deposits.

Noninterest expense for the three months ended March 31, 2017 increased $279 thousand, or 0.5%, to $54.3 million compared to $54.0 million during the same period of 2016. The three months ended March 31, 2016 included higher salary and benefits expenses offset by lower intangible amortization, OREO expenses and professional fees.

Our efficiency ratio was 55.0% for the three months ended March 31, 2017, an improvement over the 61.8% efficiency ratio for the three months ended March 31, 2016. A reconciliation of our non-GAAP measures is included in Table 33.

Provision for credit losses decreased $4.7 million, or 44.8%, to $5.8 million in the three months ended March 31, 2017, compared to $10.5 million in the three months ended March 31, 2016. The higher provision for credit losses in the first quarter of 2016 was primarily related to our energy portfolio.  (See “—Provision for Credit Losses” and “—Asset Quality”). Annualized net recoveries were 1 basis point and 3 basis points of average loans during the first three months of 2017 and 2016, respectively.

Summary of Financial Condition as of March 31, 2017

Our total loans, net of unearned income increased $129 million, or 1.7%, from December 31, 2016 to $7.56 billion at March 31, 2017, which was driven by originated loan growth of $159 million, partially offset by a decrease of $30 million in acquired loan portfolio. The increase was primarily driven by the commercial and residential real estate loan portfolios.

From an asset quality perspective, total nonperforming assets (“NPAs”) increased $4.8 million, or 2.9%, compared to December 31, 2016. The increase in NPAs from December 31, 2016 is primarily related to customers in the energy portfolio, which continues to be impacted by low oil and gas prices. (See “—Asset Quality). Our total allowance for credit losses increased $6.0 million, or 7.3%, from $82.3 million at December 31, 2016 to $88.3 million at March 31, 2017, and represented approximately 1.2% of total loans at March 31, 2017 and 1.1% December 31, 2016.

Total deposits decreased $175 million, or 2.2%, to $7.8 billion at March 31, 2017, from $8.0 billion at December 31, 2016. Over the same period, noninterest-bearing deposits increased $31 million, or 1.7%, and comprised 23.9% and 23.0% of total deposits at March 31, 2017 and December 31, 2016, respectively. Interest-bearing deposits decreased $206 million, or 3.3%, and comprised 76.1% and 77.0% of total deposits at March 31, 2017 and December 31, 2016, respectively, due to what we believe to be seasonal outflow of funds within our interest-bearing demand accounts.

Overall, our Tier 1 leverage and total risk-based capital ratios increased 21 basis points and Tier 1 risk-based capital ratio increased 17 basis points from December 31, 2016. We met all capital adequacy requirements and the Bank continued to meet the minimum requirements to be considered well-capitalized under regulatory guidelines as of March 31, 2017.

Results of Operations

Earnings

We reported net income for the three months ended March 31, 2017 of $26.1 million compared to $15.3 million for the three months ended March 31, 2016, respectively. The following table presents key earnings data for the periods indicated:

Table 2 – Key Earnings Data

	Three Months Ended
	March 31,
(In thousands, except per share data)	2017	2016
Net income	$26,117	$15,341
Net income per common share
- basic (1)	0.35	0.20
- diluted (4)	0.35	0.20
Net interest margin	3.46%	3.32%
Net interest spread	3.22	3.10
Return on average assets(2)	1.10	0.69
Return on average common equity(2)	9.71	5.77
Return on average tangible common equity(2)(3)	13.96	8.44
Return on average equity(2)(3)	9.71	5.77

(1)	As of the dates presented, all outstanding shares were owned by our parent holding company Cadence Bancorp, LLC.
(2)	Annualized for the three month periods ended March 31, 2017 and 2016.
(3)	Considered a non-GAAP financial measure. See “Table 33 - Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(4)	Includes common stock equivalents (“CSE”) of 672,750 and 258,375 for the three month periods ended March 31, 2017 and 2016, respectively.

Net Interest Income

The largest component of our net income is net interest income, which is the difference between the income earned on interest-earning assets and interest paid on deposits and borrowings. We manage our interest-earning assets and funding sources to maximize our net interest margin. (See “—Quantitative and Qualitative Disclosures about Market Risk” for a discussion regarding our interest rate risk). Net interest income is determined by the rates earned on our interest-earning assets, rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, the degree of mismatch and the maturity and re-pricing characteristics of our interest-earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents our net interest margin. The yield on our net earning assets less the yield on our interest bearing liabilities represents our net interest spread.

Interest earned on our loan portfolio is the largest component of our interest income. Our originated and acquired noncredit impaired loan (“ANCI”) portfolios are presented at the principal amount outstanding net of deferred origination fees and unamortized discounts and premiums. Interest income is recognized based on the principal balance outstanding and the stated rate of the loan. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan. ANCI loans acquired through our acquisitions were initially recorded at fair value. Discounts or premiums created when the loans were recorded at their estimated fair values at acquisition are being accreted over the remaining term of the loan as an adjustment to the related loan’s yield.

The performance of loans within our acquired credit impaired (“ACI”) portfolio impacts interest income as the remaining discounts and proceeds received in excess of expected cash flow are realized in interest income when these loans are closed through payoff, charge off, workout, sale or foreclosure. At acquisition, the expected shortfall in future cash flows on our ACI portfolio, as compared to the contractual amount due, was recognized as a non-accretable discount. Any excess of expected cash flows over the acquisition date fair value is known as the accretable discount, and is recognized as accretion income over the life of each pool or individual ACI loan. Expected cash flows over the acquisition date fair value are re-estimated quarterly utilizing the same cash flow methodology used at the time of acquisition. Any subsequent decreases to the expected cash flows will generally result in a provision for credit losses charge in the consolidated statements of income. Conversely, subsequent increases in expected cash flows result in a transfer from the non-accretable discount to the accretable discount, which has a positive impact on accretion income prospectively. The following table summarizes the amount of interest income related to our ACI portfolio for the periods presented:

 Table 3 – ACI Interest Income

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Scheduled accretion for the period	$6,331	$8,699
Recovery income for the period	610	2,170
Total interest realized on the ACI portfolio	$6,941	$10,869
Yield on ACI Portfolio
Scheduled accretion for the period	8.11%	8.36%
Recovery income for the period	0.78	2.08
Total yield on the ACI portfolio	8.89%	10.44%

As of March 31, 2017 the weighted average contractual interest rate on the remaining active ACI portfolio loans was approximately 4.65%.

The following table is a rollforward of the accretable difference on our ACI portfolio for the periods indicated:

Table 4 - Accretable Difference Rollforward

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Balance at beginning of period	$98,728	$122,791
Decreases from accretion, maturities/payoffs, foreclosures and charge-offs	(8,977)	(11,563)
Reclass from nonaccretable difference	3,364	4,298
Balance at end of period	$93,115	$115,526

Three Months Ended March 31, 2017 and 2016

Our net interest income, fully-tax equivalent (FTE), for the three months ended March 31, 2017 and 2016 was $76.6 million and $68.0 million, respectively, an increase of $8.6 million. Our net interest margin for the three months ended March 31, 2017 and 2016 was 3.46% and 3.32%, respectively, an increase of 14 basis points. The yield on our total loan portfolio increased 8 basis points to 4.34% for the three months ended March 31, 2017 compared to 4.26% for the three months ended March 31, 2016 due to an increase in the rate and volume of our lower yielding originated portfolio and the decline of our higher yielding ACI portfolio. The following table sets forth, on a tax equivalent basis, the components of our net interest income with the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three months ended March 31, 2017:

Table 5- Rate/Volume Analysis

	Three Months Ended March 31,
	2017 vs. 2016
	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2017	2016	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated and ANCI loans	$73,869	$62,892	$10,977	$4,367	$6,610
ACI portfolio	6,941	10,869	(3,928)	(1,486)	(2,442)
Interest on securities:
Taxable	4,301	4,385	(84)	(223)	139
Tax-exempt (2)	5,252	1,977	3,275	75	3,200
Interest on fed funds and short-term investments	425	481	(56)	112	(168)
Interest on other investments	669	695	(26)	(70)	44
Total interest income	91,457	81,299	10,158	2,775	7,383
Expense from interest-bearing liabilities:
Interest on demand deposits	5,531	4,278	1,253	767	486
Interest on savings deposits	112	97	15	11	4
Interest on time deposits	4,122	3,831	291	276	15
Interest on other borrowings	2,802	2,849	(47)	(426)	379
Interest on subordinated debentures	2,294	2,286	8	4	4
Total interest expense	14,861	13,341	1,520	632	888
Net interest income	$76,596	$67,958	$8,638	$2,143	$6,495

(1)	The change in interest income due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
(2)	Interest income and yields are presented on a tax equivalent basis using a Federal tax rate of 35% on our state, county and municipal investment portfolios.

Our total interest income (FTE) for the three months ended March 31, 2017 totaled $91.5 million compared to $81.3 million in the three months ended March 31, 2016. This increase is primarily the result of an increase in the volume and yield of our originated loans offset by declines in the volume and yield of our ACI portfolio and an increase in the volume of our investment portfolio. The yield on our originated loan portfolio reflects an increase in LIBOR and increases in our residential loan portfolio. We also increased the level of our investments in tax-exempt securities which increased the interest income volume on our investment securities portfolio.

The following table presents a comparison of loan portfolio yield for the three months ended March 31, 2017 and 2016:

Table 6 - Loan Portfolio Yield

	Three Months Ended
	March 31, 2017			March 31, 2016
	Average	Interest		Average	Interest
(In thousands)	Balance	Income	Yield	Balance	Income	Yield
Loans, net of unearned income
Originated loans	$7,016,714	$70,730	4.09%	$6,260,656	$59,069	3.78%
ANCI loans	217,957	3,139	5.84	283,102	3,823	5.74
ACI Loans	316,502	6,941	8.89	418,600	10,869	10.44
Total loans	$7,551,173	$80,810	4.34%	$6,962,358	$73,761	4.26%

The yield on our ACI portfolio fluctuates due to the volume and timing of cash flows received or expected to be received. The yield on our ACI portfolio for the three months ended March 31, 2017 was 8.89% compared to 10.44% for the three months ended March 31, 2016. During the three months ended March 31, 2017, interest income on the ACI portfolio included $0.6 million in recovery income, compared to $2.2 million in the three months ended March 31, 2016. These amounts were realized on certain individual loans that were settled before expected, or where we received amounts above our estimates. Excluding these amounts, the yield on our ACI loans would have been 8.11% for the three months ended March 31, 2017 compared to 8.36% for the three months ended March 31, 2016. Our total loan yield, excluding these amounts, would have been 4.31% and 4.14% for the three months ended March 31, 2017 and 2016, respectively.

Our interest expense for the three months ended March 31, 2017 and 2016 was $14.9 million and $13.3 million, respectively, an increase of $1.5 million. This increase is primarily related to the impact of higher market rates on our interest bearing demand accounts and time deposits. Our cost of interest bearing deposits increased to 0.64% for the three months ended March 31, 2017 compared to 0.58% for the three months ended March 31, 2016. Our cost of borrowings declined to 4.35% in the first quarter of 2017 from 4.80% in the prior year’s quarter reflecting the higher volume of FHLB advances during the period.

The following table presents, on a tax equivalent basis, for the three months ended March 31, 2017 and 2016, our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis, except for ACI loans, which is a monthly average.

Table 7 – Average Balances, Net Interest Income and Interest Yields/Rates

	Three Months Ended March 31,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)
Originated and ANCI loans	$7,234,671	$73,869	4.14%	$6,543,758	$62,892	3.87%
ACI portfolio	316,502	6,941	8.89	418,600	10,869	10.44
Total loans	7,551,173	80,810	4.34	6,962,358	73,761	4.26
Investment securities
Taxable	722,465	4,301	2.41	698,165	4,385	2.53
Tax-exempt (2)	402,709	5,252	5.29	155,989	1,977	5.10
Total investment securities	1,125,174	9,553	3.44	854,154	6,362	3.00
Federal funds sold and short-term investments	264,355	425	0.65	380,189	481	0.51
Other investments	48,047	669	5.65	44,861	695	6.23
Total interest-earning assets	8,988,749	91,457	4.13	8,241,562	81,299	3.97
Noninterest-earning assets:
Cash and due from banks	53,450			49,403
Premises and equipment	66,298			70,404
Accrued interest and other assets	644,354			637,880
Allowance for credit losses	(82,258)			(81,587)
Total assets	$9,670,593			$8,917,662

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$4,455,742	$5,531	0.50%	$4,038,943	$4,278	0.43%
Savings deposits	182,247	112	0.25	174,933	97	0.22
Time deposits	1,529,422	4,122	1.09	1,522,668	3,831	1.01
Total interest-bearing deposits	6,167,411	9,765	0.63	5,736,544	8,206	0.57
Other borrowings	340,470	2,802	3.34	296,367	2,849	3.87
Subordinated debentures	134,506	2,294	6.92	133,707	2,286	6.88
Total interest-bearing liabilities	6,642,387	14,861	0.91	6,166,618	13,341	0.87
Noninterest-bearing liabilities:
Demand deposits	1,857,657			1,614,649
Accrued interest and other liabilities	79,644			67,081
Total liabilities	8,579,688			7,848,348
Shareholders' equity	1,090,905			1,069,314
Total liabilities and shareholders' equity	$9,670,593			$8,917,662
Net interest income/net interest spread		76,596	3.22%		67,958	3.10%
Net yield on earning assets/net interest margin			3.46%			3.32%
Taxable equivalent adjustment:
Investment securities		(1,838)			(692)
Net interest income		$74,758			$67,266

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2)	Interest income and yields are presented on a taxable equivalent basis using a tax rate of 35%.

Provision for Credit Losses

The provision for credit losses is based on management’s quarterly assessment of the adequacy of our ACL which, in turn, is based on such factors as the composition of our loan portfolio and its inherent risk characteristics, the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of collateral values, and regulatory guidelines. The provision for credit losses is charged against earnings in order to maintain our allowance for credit losses, which reflects management’s best estimate of probable losses inherent in our loan portfolio at the balance sheet date. (See “—Allowance for Credit Losses”).

Under accounting standards for business combinations, acquired loans are recorded at fair value with no credit loss allowance on the date of acquisition. A provision for credit losses is recorded in periods after the date of acquisition for the emergence of new probable and estimable losses on ANCI loans. A provision for credit losses is recognized on our ACI loans after the date of acquisition based on the re-estimation of expected cash flows. See “—Asset Quality”.

The provision for credit losses totaled $5.8 million for the three months ended March 31, 2017, compared to $10.5 million for the three months ended March 31, 2016. The following is a summary of our provision for credit losses for the periods indicated presented by originated, ANCI and ACI portfolios:

Table 8 – Provision for Credit Losses

	Provision for Credit Losses
	Three Months Ended March 31,
(In thousands)	2017	2016
Originated Loans
Commercial real estate	$325	$1,384
Commercial and industrial	5,204	10,652
Consumer	451	254
Small business	206	221
Total originated loans	6,186	12,511
ANCI Loans
Commercial real estate	(2)	(37)
Commercial and industrial	30	(25)
Consumer	76	78
Small business	(166)	(33)
Total ANCI	(62)	(17)
ACI Loans
Commercial real estate	115	221
Commercial and industrial	(137)	(1,966)
Consumer	(316)	(277)
Small business	—	—
Total ACI	(338)	(2,022)
Total Loans
Commercial real estate	438	1,568
Commercial and industrial	5,097	8,661
Consumer	211	55
Small business	40	188
Total provision for credit losses	$5,786	$10,472

Our originated loan portfolio is categorized into specific risk segments that are subject to estimated loss rates according to their respective segment and risk rating. The primary driver of the originated ACL is the underlying credit quality of the loans, which have seen credit risk migration trends as the portfolio has become more seasoned and our energy segments have been stressed by lower oil and gas prices. We recognized $5.8 million in provision during the three months ended March 31, 2017, which included $6.2 million provision related to the originated portfolio. The $6.2 million in originated loan provision for the three months ended March 31, 2017 is primarily attributable to our energy credits which includes an increase in the March 31, 2017 energy credit ACL balance of $6.6 million to $31.1 million from $24.6 million at December 31, 2016. The increase of $6.6 million in the energy ACL resulted primarily from three energy credits that experienced a decline in collateral values driven by commodity prices at March 31, 2017.

The $10.5 million provision expense recorded for the three months ended March 31, 2016 included $12.5 million on the originated portfolio which was primarily due to credit migration in our energy-related credits.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of income generated from the services we provide our customers.

Noninterest income totaled $24.1 million for the three months ended March 31, 2017, compared to $20.1 million for the three months ended March 31, 2016. This increase in revenue is primarily attributable to investment advisory revenue, trust services income, service charges on deposits, and income from bank-owned life insurance.

The following table compares noninterest income for the three months ended March 31, 2017 and 2016:

Table 9 – Noninterest Income

	Three Months Ended March 31,
(In thousands)	2017	2016	% Change
Investment advisory revenue	$4,916	$4,604	6.8%
Trust services revenue	5,231	4,070	28.5
Service charges on deposit accounts	3,815	3,354	13.7
Credit-related fees	2,747	2,674	2.7
Insurance revenue	2,130	2,324	(8.3)
Bankcard fees	1,812	1,729	4.8
Mortgage banking revenue	866	1,084	(20.1)
Other service fees earned	972	650	49.5
Total service fees and revenue	22,489	20,489	9.8
Securities gains, net	81	64	26.6
Other	1,535	(407)	NM
Total other noninterest income	1,616	(343)	NM
Total noninterest income	$24,105	$20,146	19.7%

NM – Not meaningful.

Investment Advisory Revenue. Our investment advisory revenue is comprised largely of investment management and financial planning revenues generated through our subsidiary Linscomb & Williams, Inc. (“L&W”). The 6.8% increase in investment advisory revenue for the three months ended March 31, 2017, to $4.9 million was primarily due to growth in assets under management due to both new customer origination and market improvements.

Trust Services Revenue. We earn fees from our customers for trust services. For the three months ended March 31, 2017 and 2016, trust fees totaled $5.2 million and $4.1 million, an increase of $1.1 million, or 28.5%. The increase was primarily due to growth in trust assets under management through customer expansion.

Service Charges on Deposit Accounts. We earn fees from our customers for deposit-related services. For the three months ended March 31, 2017, service charges and fees totaled $3.8 million, which is an increase of 13.7%, primarily due to an increase in account analysis fees.

Credit-Related Fees. Our credit-related fees primarily include fees related to credit advisory services, unfunded commitment fees and letter of credit fees. For the three months ended March 31, 2017, credit-related fees increased 2.7% to $2.8 million compared to $2.7 million for the three months ended March 31, 2016 primarily as a result of an increase in the unfunded commitment and letter of credit fees.

Insurance Revenue. Our insurance revenue is comprised primarily of insurance commissions generated through our wholly-owned subsidiary, Cadence Insurance. Our insurance revenue was $2.1 million for the three months ended March 31, 2017 compared to $2.3 million for the same period in 2016, a decrease of 8.3% primarily as a result of lower contingent commissions from insurance carriers received in the first quarter of each year.

Bankcard Fees. Our bankcard fees are comprised primarily of automated teller machine (“ATM”) network fees and debit card revenue. Our bankcard fees of $1.8 million for the three months ended March 31, 2017 increased 4.8% compared to same period in 2016 primarily due to increased volume and customer expansion.

Mortgage Banking Revenue. Our mortgage banking revenue is comprised primarily of mortgage loan sales and servicing income. The decline of $0.2 million, or 20.1%, from the three months ended March 31, 2016, respectively, was primarily due to lower gains related to decreased volumes and flat mortgage rates during the first quarter of 2017.

Other Service Fees. Our other service fees primarily include retail services fees. For the three months ended March 31, 2017, other service fees totaled $1.0 million, which is an increase over the three months ended March 31, 2016. The increase was primarily due to an increase in foreign exchange income.

Other Income. The increase in other income is primarily related to income on bank owned life insurance and the increase in equity investments in certain limited partnership investments, partially offset by a decline in the estimated fair value of a net profits interests in oil and gas reserves due to lower forecasted production.

Noninterest Expenses

The following table compares noninterest expense for the three months ended March 31, 2017 and 2016:

Table 10 – Noninterest Expense

	Three Months Ended March 31,
(In thousands)	2017	2016	% Change
Noninterest Expenses
Salaries and employee benefits	$34,267	$32,810	4.4%
Premises and equipment	6,693	6,751	(0.9)
Intangible asset amortization	1,241	1,711	(27.5)
Net cost of operation of other real estate owned	296	684	(56.7)
Data processing	1,696	1,389	22.1
Special asset expenses	140	(40)	NM
Consulting and professional fees	1,139	1,309	(13.0)
Loan related expenses	280	437	(35.9)
FDIC insurance	1,493	1,506	(0.9)
Communications	655	658	(0.5)
Advertising and public relations	345	383	(9.9)
Legal expenses	432	744	(41.9)
Branch closure expenses	46	64	(28.1)
Other	5,598	5,636	(0.7)
Total	$54,321	$54,042	0.5%

NM – Not meaningful.

Noninterest expense was $54.3 million for the three months ended March 31, 2017, compared to $54.0 million for the three months ended March 31, 2016. The increase of $279 thousand, or 0.5%, for the three months ended March 31, 2017, compared to the same period in 2016 reflects our broad initiatives to control costs.

Salaries and Employee Benefits. Salaries and employee benefit costs are the largest component of noninterest expense and include employee payroll expense, incentive compensation, health insurance, benefit plans and payroll taxes. Salaries and employee benefits increased $1.5 million, or 4.4%, for the three months ended March 31, 2017, compared to 2016, largely due to short and long-term incentive costs as salary expense remained level. The increase in long-term incentive costs is related to a higher corporate valuation and the short-term incentive is related to business growth.

Premises and Equipment. Rent, depreciation and maintenance costs comprise the majority of premises and equipment expenses, which decreased $58 thousand, or 0.9%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. This slight decrease is reflective of our efforts to continue to control these costs.

Intangible Asset Amortization. In conjunction with our acquisitions, we recorded core deposit and other customer intangible assets of approximately $66.0 million, which is being amortized on an accelerated basis over a seven- to ten-year period.

Net Cost of Operation of Other Real Estate Owned. Net cost of operation of other real estate owned primarily represents our gains (losses) on other real estate owned, comprised of activity from the sale or write-down of foreclosed property. During the three months ended March 31, 2017, we had net losses from the sale/write-down of foreclosed properties totaling $116 thousand, compared to $690 thousand for the three months ended March 31, 2016. Our other costs of operations continue to decline as the volume and complexity of these properties diminishes. See “—Nonperforming Assets” for detail of foreclosed properties as of March 31, 2017.

Data Processing. Data processing expense for our operating systems totaled $1.7 million for the three months ended March 31, 2017, compared to $1.4 million and for the three months ended March 31, 2016, an increase of 22.1%, which reflects our efforts to enhance and implement various systems as well as growth in the business.

Special Asset Expenses. Special asset expenses include costs incurred by our special assets group related to the management and resolution of our acquired loan portfolio. For the three months ended March 31, 2017, special asset expenses were $140 thousand. Our special asset expenses have been steadily declining and we expect these expenses to remain low in the foreseeable future.

Consulting and Professional Services. Professional services include consulting, audit and professional fees paid to external parties. For the three months ended March 31, 2017, our consulting and professional services decreased $170 thousand, or 13.0%, compared to the three months ended March 31, 2016. This decrease is primarily related to less use of various external professionals during the period.

Loan-Related Expenses. Loan-related expenses include costs primarily for servicing and other costs related to our loan portfolio. For the three months ended March 31, 2017, our loan-related expenses totaled $280 thousand, compared to $437 thousand for the three months ended March 31, 2016. This decrease is primarily related to loan servicing and other mortgage banking expenses as we moved our residential portfolio from an outside servicer into our internal loan servicing process during 2016.

FDIC Insurance. We are subject to risk-based assessment fees by the FDIC for deposit insurance. For the three months ended March 31, 2017 and 2016, FDIC insurance expense remained level at $1.5 million.

Communications. Communications expenses include expenses related to both voice and data communications. For the three months ended March 31, 2017, our communications expenses declined slightly to $655 thousand from $658 thousand for the three months ended March 31, 2016.

Advertising and Public Relations. Advertising and public relations expenses for the three months ended March 31, 2017 decreased $38 thousand, or 9.9%. Our advertising and public relations expenses are seasonal and can fluctuate between quarters.

Legal Expenses. Our legal expenses include fees paid to outside counsel related to general legal matters as well as loan resolution in the acquired credit impaired loan portfolios. For the three months ended March 31, 2017, our legal fees decreased $0.3 million, or 41.9%, compared to the three months ended March 31, 2016, primarily due to reduced litigation expenses.

Branch Closure Expenses. During 2017 and 2016, we incurred certain trailing costs related to branch closures.

Other. These expenses include costs for insurance, supplies, education and training, and other operations. For the three months ended March 31, 2017, other noninterest expenses remained level at $5.6 million compared to the three months ended March 31, 2016, respectively.

Income Tax Expense

Income tax expense for the three months ended March 31, 2017 and 2016 was $12.6 million and $7.6 million, respectively. The effective tax rate was 32.6% and 33.0% for the three months ended March 31, 2017 and 2016, respectively. The decrease in the effective tax rate for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily driven by an increase in tax-exempt interest income.

Financial Condition

The following table summarizes selected components of our balance sheet as of the periods indicated.

Table 11 – Selected Balance Sheet Data

	As of		Average Balance
			Three Months	Year Ended
	March 31,	December 31,	March 31,	December 31,
(In thousands)	2017	2016	2017	2016
Total assets	$9,720,937	$9,530,888	$9,670,593	$9,271,629
Total interest-earning assets	9,038,713	8,832,706	8,988,749	8,602,985
Short-term and other investments	317,154	242,401	312,402	415,033
Securities available for sale	1,116,280	1,139,347	1,125,174	1,001,317
Loans, net of unearned income	7,561,472	7,432,711	7,551,173	7,186,635
Goodwill	317,817	317,817	317,817	317,817
Noninterest bearing deposits	1,871,514	1,840,955	1,857,657	1,688,405
Interest bearing deposits	5,970,196	6,175,794	6,167,411	5,966,897
Borrowings and subordinated debentures	682,567	331,712	474,976	452,685
Total interest-bearing liabilities	6,652,763	6,507,506	6,642,387	6,419,582
Shareholders' equity	1,105,976	1,080,498	1,090,905	1,093,604

Investment Portfolio

Our available-for-sale securities portfolio decreased $23.1 million, or 2.0%, to $1.12 billion at March 31, 2017, from $1.14 billion at December 31, 2016. At March 31, 2017, our investment security portfolio was 12.4% of our total interest-earning assets and produced an average taxable equivalent yield of 3.44% for the three months ended March 31, 2017.

The following table sets forth the fair value of the available-for-sale securities at the dates indicated:

Table 12 –Investment Portfolio

	March 31,	December 31,	Percent Change
(In thousands)	2017	2016	2017 vs 2016
Investment securities available for sale:
U.S. Treasury securities	$97,106	$96,785	0.3%
U.S. Agency securities	91,558	97,528	(6.1)
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS):
Residential pass-through:
Guaranteed by GNMA	144,570	153,153	(5.6)
Issued by FNMA and FHLMC	257,293	265,328	(3.0)
Other residential mortgage-backed securities	46,201	47,561	(2.9)
Commercial mortgage-backed securities	61,503	62,613	(1.8)
Total MBS	509,567	528,655	(3.6)
State, county and municipal securities	412,393	410,812	0.4
Other securities	5,656	5,567	1.6
Total investment securities available for sale	$1,116,280	$1,139,347	(2.0)%

The following table summarizes the investment securities with unrealized losses at March 31, 2017 by aggregated major security type and length of time in a continuous unrealized loss position:

Table 13 –Unrealized Losses in the Investment Portfolio

	March 31, 2017
	Less than 12 Months		More than 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily Impaired
U.S. Treasury securities	$97,106	$3,590	$—	$—	$97,106	$3,590
U.S. Agency securities	35,897	170	20,281	149	56,178	319
Mortgage-backed securities:
Residential pass-through	265,599	4,656	1,368	13	266,967	4,669
Other residential mortgage-backed securities	1,268	2	17,167	846	18,435	848
Commercial mortgage-backed securities	61,503	4,547	—	—	61,503	4,547
Total MBS	328,370	9,205	18,535	859	346,905	10,064
State, county and municipal securities	341,604	26,574	—	—	341,604	26,574
Equity securities	—	—	4,238	163	4,238	163
Total temporarily impaired securities	$802,977	$39,539	$43,054	$1,171	$846,031	$40,710

None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption of the obligations. We have adequate liquidity and no plan to sell securities and with the ability and intent to hold securities to maturity resulting in full recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Loan Portfolio

We originate commercial and industrial loans, commercial real estate loans (including construction loans), residential mortgages and other consumer loans. A strong emphasis is placed on the commercial portfolio, consisting of commercial and industrial and commercial real estate loan types, with over 70% of the portfolio residing in these loan types as of March 31, 2017. Our commercial portfolio is further diversified by industry concentration and includes loans to clients in specialized industries, including franchise restaurant, healthcare and technology. Additional commercial lending activities include energy, construction, general corporate loans, business banking and community banking loans. Mortgage, wealth management and retail make up the majority of the consumer portfolio.

The following tables present total loans outstanding by portfolio component and class of financing receivable as of March 31, 2017 and December 31, 2016. The tables below are presented using a risk-based perspective of the loan portfolio. Total loan balances include ANCI loans, originated loans and ACI loans combined. Subsequent tables present the ANCI, ACI and originated loans separately.

Table 14 –Loan Portfolio

	Total Loans		Change
(In thousands)	March 31, 2017	December 31, 2016	Q1 2017 vs YE 2016	Percent
Commercial Real Estate
Non-income producing	$52,592	$71,004	$(18,412)	(25.93)%
Income producing	1,042,751	1,001,703	41,048	4.10
Total commercial real estate	1,095,343	1,072,707	22,636	2.11
Commercial and Industrial
Energy sector	903,867	939,369	(35,502)	(3.78)
Restaurant industry	939,480	864,085	75,395	8.73
Healthcare	421,441	445,103	(23,662)	(5.32)
Services	1,283,426	1,228,007	55,419	4.51
Other	1,165,267	1,188,658	(23,391)	(1.97)
Total commercial and industrial	4,713,481	4,665,222	48,259	1.03
Consumer
Residential real estate	1,501,172	1,457,170	44,002	3.02
Other	70,478	68,689	1,789	2.60
Total consumer	1,571,650	1,525,859	45,791	3.00
Small Business Lending	204,568	193,641	10,927	5.64
Total (Gross of Unearned Discount and Fees)	7,585,042	7,457,429	127,613	1.71
Unearned Discount and Fees	(23,570)	(24,718)	1,148	(4.64)
Total (Net of Unearned Discount and Fees)	$7,561,472	$7,432,711	$128,761	1.73%

	Total Originated loans		Change
(In thousands)	March 31, 2017	December 31, 2016	Q1 2017 vs YE 2016	Percent
Commercial Real Estate
Non-income producing	$48,954	$67,555	$(18,601)	(27.53)%
Income producing	931,105	886,676	44,429	5.01
Total commercial real estate	980,059	954,231	25,828	2.71
Commercial and Industrial
Energy sector	903,867	939,369	(35,502)	(3.78)
Restaurant industry	939,480	864,085	75,395	8.73
Healthcare	411,310	434,663	(23,353)	(5.37)
Services	1,272,574	1,216,718	55,856	4.59
Other	1,098,399	1,120,646	(22,247)	(1.99)
Total commercial and industrial	4,625,630	4,575,481	50,149	1.10
Consumer
Residential real estate	1,191,790	1,125,048	66,742	5.93
Other	64,075	59,819	4,256	7.11
Total consumer	1,255,865	1,184,867	70,998	5.99
Small Business Lending	195,172	184,483	10,689	5.79
Total (Gross of Unearned Discount and Fees)	7,056,726	6,899,062	157,664	2.29
Unearned Discount and Fees	(19,509)	(20,417)	908	(4.45)
Total (Net of Unearned Discount and Fees)	$7,037,217	$6,878,645	$158,572	2.31%
Percent to total loans	93.07%	92.55%

	Total ANCI loans		Change
(In thousands)	March 31, 2017	December 31, 2016	Q1 2017 vs YE 2016	Percent
Commercial Real Estate
Non-income producing	$1,663	$1,952	$(289)	(14.81)%
Income producing	16,892	18,354	(1,462)	(7.97)
Total commercial real estate	18,555	20,306	(1,751)	(8.62)
Commercial and Industrial
Energy sector	—	—	—	—
Restaurant industry	—	—	—	—
Healthcare	3,858	4,102	(244)	(5.95)
Services	10,852	11,289	(437)	(3.87)
Other	35,926	36,303	(377)	(1.04)
Total commercial and industrial	50,636	51,694	(1,058)	(2.05)
Consumer
Residential real estate	133,683	145,747	(12,064)	(8.28)
Other	4,854	7,180	(2,326)	(32.40)
Total consumer	138,537	152,927	(14,390)	(9.41)
Small Business Lending	9,396	9,158	238	2.60
Total (Gross of Unearned Discount and Fees)	217,124	234,085	(16,961)	(7.25)
Unearned Discount and Fees	(4,061)	(4,301)	240	(5.58)
Total (Net of Unearned Discount and Fees)	$213,063	$229,784	$(16,721)	(7.28)%
Percent to total loans	2.82%	3.09%

	Total ACI loans		Change
(In thousands)	March 31, 2017	December 31, 2016	Q1 2017 vs YE 2016	Percent
Commercial Real Estate
Non-income producing	$1,975	$1,497	$478	31.93%
Income producing	94,754	96,673	(1,919)	(1.99)
Total commercial real estate	96,729	98,170	(1,441)	(1.47)
Commercial and Industrial
Energy sector	—	—	—	—
Restaurant industry	—	—	—	—
Healthcare	6,273	6,338	(65)	(1.03)
Services	—	—	—	—
Other	30,942	31,709	(767)	(2.42)
Total commercial and industrial	37,215	38,047	(832)	(2.19)
Consumer
Residential real estate	175,699	186,375	(10,676)	(5.73)
Other	1,549	1,690	(141)	(8.34)
Total consumer	177,248	188,065	(10,817)	(5.75)
Small Business Lending	—	—	—	—
Total (Gross of Unearned Discount and Fees)	311,192	324,282	(13,090)	(4.04)
Unearned Discount and Fees	—	—	—	—
Total (Net of Unearned Discount and Fees)	$311,192	$324,282	$(13,090)	(4.04)%
Percent to total loans	4.12%	4.36%

Commercial Real Estate. Commercial real estate (“CRE”) loans increased by $22.6 million, or 2.1%, since December 31, 2016. CRE loans represented 14.4% of our total loan portfolio at March 31, 2017 and December 31, 2016. Land loans primarily make up the non-income producing segment. Commercial construction loans primarily reside in the Income Producing segment of CRE. Income Producing CRE includes non-owner occupied loans secured by commercial real estate, regardless of the phase of the loan (construction versus completed). All owner occupied CRE loans reside in the various C&I segments in which the underlying risk exists. All real estate investment trust and income producing types are included in the Income Producing CRE segment. Our CRE lending team is a group of experienced relationship managers focusing on construction and income producing property lending which generally have property or sponsors located in our geographic footprint. CRE loans are secured by a variety of property types, including multi-family dwellings, office buildings, industrial properties and retail facilities and are managed and monitored using concentration levels that are considered appropriate by management and the Board of Directors.

Commercial and Industrial. Commercial and Industrial (“C&I”) loans increased by $48.3 million, or 1.0%, since December 31, 2016 and represented 62.2% of our total loan portfolio at March 31, 2017, compared to 62.6% of total loans at December 31, 2016. Approximately half of the originated commercial loan portfolio (combining C&I and CRE) consists of shared national credits, which vary by industry and geography. These transactions are generally relationship-based and have the potential for ancillary business. As of March 31, 2017, 92% of the shared national credit portfolio, or $2.6 billion, resides in the commercial and industrial segment of the loan portfolio, on a loan balance basis. As of March 31, 2017, the largest category of shared national credits is the Restaurant industry, representing 26% of the shared national credits portfolio, or $731 million as of March 31, 2017 compared to 24% of the shared national credits portfolio, or $663 million as of December 31, 2016.  The next largest category of shared national credits is the Energy sector at 25% of all shared national credits, or $709 million, compared to 29% and $782 million as of December 31, 2016. The remaining amount of the shared national credit portfolio can be found in the services, healthcare and other categories and, to a lesser amount, the CRE segment of the loan portfolio. Additionally, all shared national credits are part of the originated loan portfolio.

Our C&I loan growth reflects our strategic focus on this broad loan category. We seek further diversification within C&I loans by industry to mitigate concentration risk in any one industry and/or risk type. Our specialized industries are significant drivers of the growth and diversification of this portion of our loan portfolio. Energy and specialized industries lending have experienced teams with extensive knowledge on their particular industry, allowing for quality underwriting and relationship-based lending.

Energy. Energy lending is an important part of our business and our energy team is comprised of experienced lenders with significant product expertise and long-standing relationships. Additionally, energy production and energy related industries are significant contributors to the economies in the Houston metropolitan area and the rest of the state of Texas. As of March 31, 2017, energy loans outstanding totaled $904 million, or 11.9% of total loans compared to $939 million, or 12.6% as of December 31, 2016. We strive for a rigorous and thorough approach to energy underwriting and credit monitoring. As a result of the stress on oil and gas prices during the periods reported we have experienced downgrades and losses in the energy sector loans. As of March 31, 2017 we have an allowance for credit losses of $31.1 million for our energy loans, or 3.44% of the energy portfolio compared to $24.6 million, or 2.61% as of December 31, 2016. (See “—Provision for Credit Losses” and “—Allowance for Credit Losses”). As of March 31, 2017 we have $118.6 million of nonperforming energy credits, of which 94% are current with their contractual terms compared to $113.4 million of nonperforming energy credits as of December 31, 2016.  In addition, 29.2% of the energy portfolio is criticized or classified as of March 31, 2017. We recorded recoveries of $519 thousand and no charge-offs on our energy portfolio during the period ended March 31, 2017. As presented in the following table our energy lending business is comprised of three areas: Exploration and Production (“E&P”), Midstream and Energy Services:

Table 15 –Energy Loan Portfolio

	Energy Sector		March 31, 2017
(In thousands)	March 31, 2017	December 31, 2016	Unfunded Commitments	Criticized/ Classified
Outstanding Balance
E&P	$339,531	$371,870	$96,388	$171,005
Midstream	469,838	472,053	287,443	25,952
Energy Services	94,498	95,446	54,633	67,089
Total energy sector	$903,867	$939,369	$438,464	$264,046
Percent to total loans	11.92%	12.60%
Allocated ACL
E&P	$19,244	$13,018
Midstream	5,828	5,878
Energy Services	6,028	5,657
Total allocated ACL	$31,100	$24,553
ACL as a Percentage of Outstanding Balances
E&P	5.67%	3.50%
Midstream	1.24	1.25
Energy Services	6.38	5.93
Total percentage	3.44%	2.61%

E&P loans outstanding totaled $339 million and comprised approximately 38% of outstanding energy loans as of March 31, 2017 compared to $372 million, or 40% of outstanding energy loans as of December 31, 2016. E&P customers are primarily businesses that derive a majority of their revenues from the sale of oil and gas and whose credit needs require technical evaluation of oil and gas reserves. Emphasis for E&P is on high quality, independent producers with proven track records. We aim for a thorough and conservative approach to underwriting E&P credits through a combination of well-by-well analyses, frequent updates to our pricing decks and engaging energy engineers to actively monitor the portfolio and provide credit redeterminations, at a minimum, every six months. At least quarterly, and more frequently during periods of higher commodity price volatility, we adjust the base and sensitivity price decks on which we value our clients’ oil and gas reserves. Generally, we seek to follow the shape of the NYMEX strips for oil and natural gas, but at a discount to the strip. In periods of higher commodity prices, our discount from the strip is higher whereas in lower price periods our discount is lower. The price decks utilized in our engineering analysis are approved by our senior credit risk management committee. Borrowing base redeterminations occur every spring and fall.  The spring 2017 redetermination is expected to be completed by the end of the second quarter. We believe that our client’s access to outside capital to date has generally been good. Recently, our clients’ access to the public markets have materially improved. In addition, the acquisitions and divestitures markets generally appear to continue to be open and available to our clients.

Midstream loans outstanding totaled $470 million and comprised approximately 52% of outstanding energy loans as of March 31, 2017 compared to $472 million, or approximately 50% of outstanding energy loans as of December 31, 2016. Midstream lending is to customers who handle the gathering, treating and processing, storage or transportation of oil and gas. These customers frequently access the capital markets and tend to carry higher leverage ratios given the nature of their business, with this justified as they are generally less price sensitive than other energy segments given the nature of their fee-based revenue streams. Underwriting guidelines for the Midstream portfolio generally require a first lien on all assets as collateral and funded debt to EBITDA ratios allowing up to 5.5x in some scenarios given the stability of the revenue stream.

Energy Services loans outstanding totaled $95 million and comprised approximately 10% of outstanding energy as of March 31, 2017 compared to $96 million, or approximately 10% of outstanding energy loans as of December 31, 2016. Energy Services lending targets oilfield service companies that provide equipment and services used in the exploration for and extraction of oil and natural gas. Customers consist of a wide variety of businesses, including production equipment manufacturers, chemical sales, water transfer, rig equipment and other early and late stage services companies. Additions to the Energy Services portfolio in the current environment will be on a limited basis. New loans will primarily be issued for short-term working capital facilities, with any term debt issued under very favorable bank terms (collateral position, capitalization, amortization schedule, etc.).

Management carefully monitors our energy sector portfolio and conservatively estimates the amount of any allowance for credit losses.

Specialized lending. The following table includes our specialized lending portfolio as of the dates presented:

Table 16 –Specialized Lending Portfolio

	Originated C&I Loans - Specialized Lending
(In thousands)	March 31, 2017	December 31, 2016	Unfunded Commitments	Q1 2017 vs YE 2016
Specialized Industries
Franchise restaurant	$939,480	$864,085	$258,837	$75,395
Healthcare	411,310	434,663	145,983	(23,353)
Technology	246,965	218,162	65,469	28,803
Total specialized industries	$1,597,755	$1,516,910	$470,289	$80,845

Franchise restaurant and healthcare are the largest components of our specialized industries. For these industries we focus on larger corporate clients, who are typically well-known within the industry. The client coverage for both of these components is national in scope, given the size and capital needs of the majority of the clients. Additionally, in the restaurant sector we focus exclusively on major franchisees and the operating companies of “branded” restaurant concepts. Our healthcare portfolio focuses on middle market healthcare providers with diversified payer mix, while our technology portfolio focuses on the technology sub-segments of software and services, network and communications infrastructure, and internet and mobility applications. Given these customer profiles, we frequently participate in such credits with two or more banks through syndication.

General C&I. As of March 31, 2017 our general C&I category included the following types of loans: finance and insurance, professional services, commodities excluding energy, manufacturing, real estate, transportation, media and telecom and other. Our services category includes professional services such as law firms, investment managers and financial services firms as well as other services such as funeral homes and telecommunications services. Other C&I loans are all other loans that do not fit into the aforementioned categories. The larger components of this category would be manufacturing, retail, transportation and non-profits. These C&I loans typically provide working capital, equipment financing and financing for expansion and are generally secured by assignments of corporate assets including accounts receivable, inventory and/or equipment.

Consumer. Consumer loans increased by $45.8 million, or 3.0%, from December 31, 2016 to March 31, 2017. Consumer loans represent 20.7% of total loans at March 31, 2017, compared to 20.5% of total loans at December 31, 2016. We originate residential real estate mortgages that are held for investment as well as held for sale in the secondary market. Approximately 20% of the consumer portfolio relates to acquired portfolios compared to 22% as of December 31, 2016. New residential mortgage origination growth is primarily targeted to be in Texas going forward. Our originated consumer loan portfolio totaled $1.3 billion as of March 31, 2017, an increase of $71.0 million, or 6.0% from December 31, 2016. These loans typically carry a higher interest rate than loans within our C&I and CRE portfolios.

Small Business. Small Business loans increased by $10.9 million, or 5.6% from December 31, 2016 to March 31, 2017. Small business loans represent 2.7% of the total loan portfolio at March 31, 2017, compared to 2.6% of total loans at December 31, 2016. The small business category is defined as all commercial loans with a transactional exposure of $1.5 million or less and relationship exposure of $2.0 million or less. These loans are centrally underwritten in the Cadence Loan Center, using defined underwriting standards that are applied consistently throughout the category.

Concentrations of Credit. Our concentrations of credit are closely and consistently monitored by senior management and our board of directors. Individual concentration limits are assessed and established, as needed, on a quarterly basis and measured as a percentage of risk-based capital. All concentrations greater than 25% of risk-based capital require a concentration limit, which is monitored and reported to the board of directors on at least a quarterly basis. In addition to the loans categorized in the loan portfolio section, we manage concentration limits for leveraged loans, technology loans, and non-specialized enterprise value loans.

We evaluate the appropriateness of our underwriting standards in response to changes in national and regional economic conditions, including energy prices, interest rates, real estate values, and employment levels. Underwriting standards and credit monitoring activities are assessed and enhanced in response to changes in these conditions.

Asset Quality

We focus on asset quality strength through robust underwriting as well as proactive monitoring and reporting of the loan portfolio. Credit risk is governed and reported up to the board of directors primarily through our senior credit risk management committee. The senior credit risk management committee reviews credit portfolio management information such as problem loans, delinquencies, concentrations of credit, asset quality trends, portfolio analysis, and policy updates and changes. Further, both senior loan committee and credit transition committee, which are the primary channels for credit approvals, report up through senior credit risk management committee. The senior loan committee generally approves all loan approvals with relationship exposure greater than $5 million. Dual signature authority is utilized for loan approvals below the $5 million threshold. Additionally, there is a credit transition committee which manages all material credit actions for classified credits greater than $5 million. Our board of directors receives information concerning asset quality measurements and trends on at least a quarterly basis if not more frequently. While we continue to proactively monitor the loan portfolio, external factors, such as an economic downturn, can lead to negative consequences such as lowered earnings and unemployment leading to the inability to make loan payments.

Credit policies have been established for each type of lending activity in which we engage, with a particular focus given to the commercial side of the Bank. Polices are evaluated and updated as needed based on changes in guidance and regulations as well as business needs of the Bank.

Each loan’s creditworthiness is assessed and assigned a risk rating, based on both the borrower strength as well as the collateral protection of the loan. Each risk rating takes into account the probability of default as well as loss given default. Risk rating accuracy and reporting are critical tools for monitoring the portfolio as well as determining the allowance for credit losses. Assigned risk ratings are periodically reviewed for accuracy and, as appropriate, are adjusted.

We seek to maintain effective credit risk management through collaboration between the lines of business, credit administration and risk management. We believe thorough underwriting, proactive monitoring of the portfolio and early detection of problem loans provide us the foundation to maintain high asset quality standards.

Select asset quality metrics presented below distinguish between the originated, ANCI and ACI portfolios.

Nonperforming Assets. Nonperforming assets (“NPAs”) primarily consist of nonperforming loans and property acquired through foreclosures or repossession (which we refer to as other real estate owned or “OREO”). The following tables present nonperforming assets and additional asset quality data for the dates indicated:

Table 17 –Nonperforming Assets

	As of March 31, 2017
(Recorded Investment in thousands)	Originated	ANCI	ACI	Total
Nonperforming loans ("NPLs"):
Commercial real estate	$—	$341	$1,757	$2,098
Commercial and industrial	125,674	71	1,817	127,562
Consumer	1,124	2,386	—	3,510
Small business	434	595	—	1,029
Total NPLs	127,232	3,393	3,574	134,199
Foreclosed OREO and other NPAs	16,550	252	19,956	36,758
Total nonperforming assets ("NPAs")	$143,782	$3,645	$23,530	$170,957
NPLs as a percentage of total loans	1.68%	0.04%	0.05%	1.77%
NPLs as a percentage of portfolio	1.81%	1.59%	1.15%
NPAs as a percentage of loans plus OREO/other NPAs	1.89%	0.05%	0.31%	2.25%
NPAs as a percentage of portfolio plus OREO/other NPAs	2.04%	1.71%	7.11%
NPAs as a percentage of total assets	1.48%	0.04%	0.24%	1.76%
Accruing 90 days or more past due	$185	$535	$14,563	$15,283

	As of December 31, 2016
(Recorded Investment in thousands)	Originated	ANCI	ACI	Total
Nonperforming loans ("NPLs"):
Commercial real estate	$—	$341	$1,845	$2,186
Commercial and industrial	120,473	125	1,818	122,416
Consumer	798	2,732	—	3,530
Small business	132	673	—	805
Total NPLs	121,403	3,871	3,663	128,937
Foreclosed OREO and other NPAs	19,425	127	17,679	37,231
Total nonperforming assets ("NPAs")	$140,828	$3,998	$21,342	$166,168
NPLs as a percentage of total loans	1.63%	0.05%	0.05%	1.73%
NPLs as a percentage of portfolio	1.76%	1.68%	1.13%
NPAs as a percentage of loans plus OREO/other NPAs	1.89%	0.05%	0.29%	2.22%
NPAs as a percentage of portfolio plus OREO/other NPAs	2.04%	1.74%	6.24%
NPAs as a percentage of total assets	1.48%	0.04%	0.22%	1.74%
Accruing 90 days or more past due	$331	$255	$18,364	$18,950

Nonperforming Loans. Commercial loans, including small business loans, are generally placed on nonaccrual status when principal or interest is past due 90 days or more unless the loan is well secured and in the process of collection, or when the loan is specifically determined to be impaired. When a commercial loan is placed on nonaccrual status, interest accrued but not received is generally reversed against interest income.

Consumer loans, including residential first and second lien loans secured by real estate, are generally placed on nonaccrual status when they are 120 or more days past due. When a consumer loan is placed on nonaccrual status, interest accrued but not received is generally reversed against interest income.

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, under the terms of the restructured loan. For the three months ended March 31, 2017, approximately $2.8 million of contractual interest accrued on nonperforming loans was not recognized in earnings; however, approximately $185 thousand of contractual interest paid was recognized on the cash basis.

Our nonperforming loans have increased to 1.77% of our loan portfolio as of March 31, 2017 compared to 1.73% of our loan portfolio as of December 31, 2016. This increase is primarily due to energy credits within our originated portfolio. As of March 31, 2017, $115 million of our nonperforming loans were shared national credits in the energy portfolio, of which 94% were current under their contractual terms. (see “Potential Problem Loans” below).

During 2016, regulators revised their definition of nonaccrual for E&P loans as it relates to leverage, including second-lien debt, in which we do not participate. As a result it has affected the nonaccrual status of this portfolio. The following table includes our originated nonperforming loans and assets for the periods presented.

Table 18 – Originated Nonperforming Assets

	As of
(Recorded Investment in thousands)	March 31, 2017	December 31, 2016
Nonperforming loans ("NPLs"):
Commercial real estate	$—	$—
Commercial and industrial
Energy -E&P	102,557	95,453
- Midstream	9,694	10,689
- Service	6,389	7,242
Other commercial	7,034	7,089
Consumer	1,124	798
Small business	434	132
Total NPLs - originated portfolio	127,232	121,403
E&P - net profits interests	16,550	19,425
Total nonperforming assets ("NPAs") - originated portfolio	$143,782	$140,828
NPLs as a percentage of total loans	1.68%	1.63%

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure and unutilized bank-owned properties. These properties, as held for sale properties, are recorded at fair value, less estimated costs to sell, and on the date of foreclosure establish a new cost basis for the property. Subsequent to the foreclosure date the OREO is maintained at the lower of cost or fair value. Any write-down to fair value required at the time of foreclosure is charged to the allowance for credit losses. Subsequent gains or losses on other real estate owned resulting from the sale of the property or additional valuation allowances required due to further declines in fair value are reported in other noninterest expense.

The balance of OREO was $21.1 million as of March 31, 2017 compared to $18.9 million as of December 31, 2016. A significant component of our OREO, or $6.2 million, is comprised of single-family residential properties located in Alabama and Florida acquired through foreclosures within our ACI portfolio. In addition, there is a $6.8 million tract of undeveloped timber land in Florida. As of March 31, 2017 and December 31, 2016, there had been no additions to OREO resulting from foreclosure or repossession from a shared national credit. However, we did receive during the second and fourth quarters of 2016, $19.1 million in net profits interests (“NPIs”) in certain oil and gas reserves related to energy credit bankruptcies related to two energy portfolio shared national credits that were charged-off in 2016. We recorded the NPIs at estimated fair value using a discounted cash flow analysis applied to the expected cash flows from the producing developed wells. These NPIs are considered financial instruments and recorded at fair value and are subject to the volatility of oil and gas prices and other operational factors outside of our control.  The balance of the NPIs was $16.6 million as of March 31, 2017 compared to $19.4 million as of December 31, 2016.  The decrease was primarily attributable to a decline in the estimated fair value due to lower production forecasts for one of the NPIs.  The following tables present the balances of our OREO and NPIs as of the dates indicated:

Table 19 – OREO and NPI

	March 31, 2017
(In thousands)	Originated	ANCI	ACI	Other	Total
Acquired through foreclosure
Land	$—	$—	$10,244	$—	$10,244
Residential property	—	229	5,943	—	6,172
Commercial property	—	23	3,769	—	3,792
Total foreclosed OREO	—	252	19,956	—	20,208
Unutilized bank-owned properties
Land	—	—	—	756	756
Commercial property	—	—	—	108	108
Total unutilized bank owned property	—	—	—	864	864
Total OREO	—	252	19,956	864	21,072
Other assets - net profits interests	16,550	—	—	—	16,550
Total OREO and other asset	$16,550	$252	$19,956	$864	$37,622

	As of December 31, 2016
(In thousands)	Originated	ANCI	ACI	Other	Total
Acquired through foreclosure
Land	$—	$—	$10,183	$—	$10,183
Residential property	97	104	4,937	—	5,138
Commercial property	—	23	2,559	—	2,582
Total foreclosed OREO	97	127	17,679	—	17,903
Unutilized bank-owned properties
Land	—	—	—	756	756
Commercial property	—	—	—	216	216
Total unutilized bank owned property	—	—	—	972	972
Total OREO	97	127	17,679	972	18,875
Other assets - net profits interests	19,425	—	—	—	19,425
Total OREO and other asset	$19,522	$127	$17,679	$972	$38,300

Past Due 90 Days and Accruing. We classify certain loans with principal or interest past due 90 days or more as accruing loans if those loans are well secured and in the process of collection, or are specifically determined to be impaired as accruing loans. The bulk of the accruing 90 days or more past due loans reside in the ACI portfolio which approximately half consists of single family residential loans, the bulk of which are located in Florida and Alabama, with the remainder consisting of commercial real estate loans. These loans are monitored on a bi-weekly basis by both the lines of business and credit administration. As of March 31, 2017, there were no shared national credits that were 90 days or more past due and accruing.

Troubled Debt Restructuring. We attempt to work with borrowers when necessary to extend or modify loan terms to better align with the borrower’s ability to repay. Extensions and modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance. Each occurrence is unique to the borrower and is evaluated separately. The Bank considers regulatory guidelines when restructuring loans to ensure that prudent lending practices are followed. Qualifying criteria and payment terms are structured by the borrower’s current and prospective ability to comply with the modified terms of the loan.

A modification is classified as a troubled debt restructuring (a “TDR”) if the borrower is experiencing financial difficulty and it is determined that we have granted a concession to the borrower. We may determine that a borrower is experiencing financial difficulty if the borrower is currently in default on any of its debt, or if it is probable that a borrower may default in the foreseeable future without the modification. Concessions could include reductions of interest rates, extension of the maturity date at a rate lower than current market rate for a new loan with similar risk, reduction of accrued interest, principal forgiveness, forbearance, or other concessions. The assessments of whether a borrower is experiencing or will likely experience financial difficulty and whether a concession has been granted is highly subjective in nature, and management’s judgment is required when determining whether a modification is classified as a TDR.

All TDRs are reported as impaired. An impaired classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. Nonperforming loans and impaired loans have unique definitions. Some loans may be included in both categories, whereas other loans may only be included in one category. As of March 31, 2017 there were 6 shared national credit borrowers that were considered TDRs, totaling $42.8 million. The following table summarizes our TDR activity for the three months ended March 31, 2017 and 2016:

Table 20 -ANCI and Originated Loans that were modified into TDRs

	For the Three Months Ended March 31, 2017				For the Three Months Ended March 31, 2016
	Loans Modified into TDRs During the Period		TDRs Experiencing Payment Default (1) during the Period		Loans Modified into TDRs During the Period		TDRs Experiencing Payment Default (1) during the Period
(In thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial
Energy sector	—	$—	—	$—	1	$7,060	—	$—
Other	1	196	—	—	—	—	—	—
Total commercial and industrial	1	196	—	—	1	7,060	—	—
Consumer
Residential real estate	—	—	—	—	1	338	—	—
Total	1	$196	—	$—	2	$7,398	—	$—

(1)	Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 day past due status with respect to principal and/or interest payments.

ACI Loans that were modified into TDRs

There were no ACI loans modified in a TDR for the three months ended March 31, 2017.  In the three months ended March 31, 2016, there was one ACI loan modified in a TDR with a recorded investment of $939 thousand in income producing commercial real estate.  There were no TDRs experiencing payment default during the three months ended March 31, 2017 and 2016.  Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 day past due status with respect to principal and interest payments.

Potential Problem Loans. We classify certain loans as “special mention,” “substandard,” or “doubtful,” based on criteria consistent with guidelines provided by our banking regulators. Potential problem loans represent loans that are currently performing, but for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. These loans are not included in the amounts of nonaccrual or restructured loans presented above. We cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, become restructured, or require increased allowance coverage and provision for credit losses. We have identified no credit as a potential problem loan at March 31, 2017. Any potential problem loans would be assessed for loss exposure consistent with the methods described in Notes 1 and 3 to our Consolidated Financial Statements.

We expect the levels of nonperforming assets and potential problem loans to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with our degree of success in resolving problem assets. We seek to take a proactive approach with respect to the identification and resolution of problem loans.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) is maintained at a level that management believes is adequate to absorb all probable losses inherent in the loan portfolio as of the reporting date. Events that are not within the Company’s control, such as changes in economic factors, could change subsequent to the reporting date and could cause increases or decreases to the ACL. The amount of the allowance is affected by loan charge-offs, which decrease the allowance; recoveries on loans previously charged off, which increase the allowance; and the provision for credit losses charged to earnings, which increases the allowance. In determining the provision for credit losses, management monitors fluctuations in the ACL resulting from actual charge-offs and recoveries and reviews the size and composition of the loan portfolio in light of current and anticipated economic conditions (see Notes 1 and 3 to the Consolidated Financial Statements).

Management presents the quarterly amount of the ACL to the Bank’s board of directors, indicating adjustments in the ACL. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change.

Total ACL for the period ending March 31, 2017 was $88.3 million, or 1.17% on total loans (net of unearned discounts and fees) of $7.56 billion. This compares with $82.3 million on loans of $7.43 billion, or 1.11% at December 31, 2016. The following tables present the allocation of the allowance for credit losses and the percentage of these loans to total loans. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb any losses in any category.

Table 21 –Allocation of the ACL

	Allowance for Credit Losses		Percent of ACL to Each Category of Loans		Percent of Loans in Each Category to Total Loans
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(In thousands)	2017	2016	2017	2016	2017	2016
Originated Loans
Commercial real estate	$7,537	$7,206	0.77%	0.76%	12.92%	12.80%
Commercial and industrial	59,704	54,213	1.30	1.19	60.98	61.36
Consumer	6,050	5,687	0.48	0.48	16.56	15.89
Small business	4,149	3,907	2.13	2.12	2.57	2.47
Total originated loans	77,440	71,013	1.10%	1.03%	93.03%	92.52%
ANCI Loans
Commercial real estate	240	243	1.29%	1.20%	0.24%	0.27%
Commercial and industrial	303	299	0.60	0.58	0.67	0.69
Consumer	113	131	0.08	0.09	1.83	2.05
Small business	295	305	3.14	3.33	0.12	0.12
Total ANCI	951	978	0.45%	0.43%	2.86%	3.13%
ACI Loans
Commercial real estate	2,778	2,654	2.87%	2.70%	1.28%	1.32%
Commercial and industrial	—	176	—	0.46	0.49	0.51
Consumer	7,135	7,447	4.03	3.96	2.34	2.52
Small business	—	—	—	—	—	—
Total ACI	9,913	10,277	3.19%	3.17%	4.11%	4.35%
Total Loans
Commercial real estate	10,555	10,103	0.97%	0.94%	14.44%	14.39%
Commercial and industrial	60,007	54,688	1.28	1.18	62.14	62.56
Consumer	13,298	13,265	0.85	0.87	20.73	20.46
Small business	4,444	4,212	2.17	2.18	2.69	2.59
Total allowance for credit losses	$88,304	$82,268	1.17%	1.11%	100.00%	100.00%

Originated ACL. The ACL on our originated loan portfolio totaled $77.4 million, or 1.10% on loans of $7.0 billion as of March 31, 2017 compared to $71.0 million, or 1.03% on loans of $6.9 billion as of December 31, 2016. The primary driver of the originated ACL is the underlying credit quality of the loans, which has migrated as the portfolio has become more seasoned in addition to the stress on our energy portfolio due to decline in oil and gas prices. Our loans are categorized into specific risk segments and are subject to loss rates according to their segment and risk rating. As March 31, 2017, $59.7 million, or 77% of our originated ACL is attributable to our C&I loan segment compared to $54.2 million, or 76% as December 31, 2016. The ACL as a percentage of the C&I portfolio has increased to 1.30% as of March 31, 2017 from 1.19% as of December 31, 2016. The increase in the level of ACL as a percentage of C&I loans as of March 31, 2017 from December 31, 2016 is primarily the result of specific impairment on three energy credits where collateral values have declined. The level of criticized and classified loans in the C&I portfolio is presented in the following tables.

Table 22 –Criticized and Classified C&I Loans

	As of March 31, 2017
(Recorded Investment in thousands)	Energy Sector	Restaurant Industry	Healthcare	Services	Other	Total
Originated Loans
Special mention	$29,211	$15,835	$59	$22,263	$39,680	$107,048
Substandard	222,999	—	—	—	12,269	235,268
Doubtful	11,836	—	—	—	—	11,836
Total	$264,046	$15,835	$59	$22,263	$51,949	$354,152

	As of December 31, 2016
(Recorded Investment in thousands)	Energy Sector	Restaurant Industry	Healthcare	Services	Other	Total
Originated Loans
Special mention	$30,433	$16,169	$9,479	$1,278	$35,141	$92,500
Substandard	239,457	—	—	—	26,968	266,425
Doubtful	789	—	—	—	—	789
Total	$270,679	$16,169	$9,479	$1,278	$62,109	$359,714

In addition, certain qualitative and environmental factors are also considered at management’s discretion, which are based on a combination of economic trends, and internal changes. At March 31, 2017 these factors totaled $14.5 million and accounted for approximately 18.7% of the originated ACL compared to $16.7 million or 23.5% as of December 31, 2016. The primary factor in management’s consideration of the level of these reserves was the stress on the energy industry from the volatility of oil and gas prices and the amount of losses realized in this portfolio in 2016 and 2015. Approximately $14.9 million and $16.0 million as of March 31, 2017 and December 31, 2016, respectively, of these reserves were allocated to the energy portfolio.

As of March 31, 2017 and December 31, 2016, $38.2 million, or 49% and $31.7 million, or 46%, respectively of the total originated ACL, was attributable to shared national credits. During the three months ended March 31, 2017 we recorded no charge-offs to the shared national credit portfolio. During 2016 we recorded gross charge-offs of two energy portfolio credits totaling $32.9 million. The ACL is estimated based on the underlying credit quality of the loan, primarily based on its risk segment and risk rating. This methodology is consistent whether or not a loan is a shared national credit.

ANCI ACL. The ACL on our ANCI loans totaled $1.0 million on $213.1 million in loans, or 0.45% and $229.8 million in loans, or 0.43%, at March 31, 2017 and December 31, 2016, respectively. ANCI loans were recorded at fair value at the date of each acquisition and are pooled for ACL assessment based on risk segment, with the majority of the ANCI loans within the consumer residential category. Any net shortage of credit mark indicates the need for an allowance on that segment of loans with certain loans individually reviewed for specific impairment.

ACI ACL. The ACL on our ACI loans totaled $9.9 million on $311.2 million in loans, or 3.19%, at March 31, 2017, compared to $10.3 million on $324.3 million in loans, or 3.17% at December 31, 2016. At the time of our acquisitions, we estimated the fair value of the total acquired loan portfolio by segregating the portfolio into loan pools with similar characteristics and certain specifically-reviewed non-homogeneous loans.

Since the acquisition dates, the expected cash flows have been re-estimated quarterly utilizing the same cash flow methodology used at the time of each acquisition. Any subsequent decreases to the expected cash flows generally result in a provision for credit losses. Conversely, subsequent increases in expected cash flows result first in the reversal of any impairment, then in a transfer from the non-accretable discount to the accretable discount, which would have a positive impact on accretion income prospectively. These cash flow evaluations are inherently subjective, as they require material estimates, all of which may be susceptible to significant change.

The largest component of our ACI ACL is our consumer category that primarily includes our acquired residential loans and represents 72.0% of the ACI ACL at March 31, 2017 compared to 72.5% of the ACI ACL at December 31, 2016. This component of the ACL has declined $0.3 million to $7.1 million since December 31, 2016 because of impairment reversals on the residential pools primarily due to loan pay-offs. A significant portion of this allowance is related to a second lien pool.

The commercial real estate component comprises 28.0% of the ACI ACL at March 31, 2017 and has increased $0.1 million to $2.8 million since December 31, 2016.

The following table summarizes certain information with respect to our ACL on the total loan portfolio and the composition of charge-offs and recoveries for the periods indicated. Subsequent tables present this information separately for the originated, ANCI and ACI portfolios:

Table 23 –Total ACL Rollforward

	Total Loans
	Three Months Ended March 31,		Year Ended December 31,
(In thousands)	2017	2016	2016
Allowance for credit losses at beginning of period	$82,268	$79,783	$79,783
Charge-offs:
Commercial real estate	—	—	—
Commercial and industrial	310	123	46,368
Consumer	241	183	2,093
Small business	—	—	841
Total charge-offs	551	306	49,302
Recoveries:
Commercial real estate	14	27	578
Commercial and industrial	532	635	1,449
Consumer	63	138	403
Small business	192	2	9
Total recoveries	801	802	2,439
Net (recoveries) charge-offs	(250)	(496)	46,863
Provision for credit losses:
Commercial real estate	438	1,568	1,389
Commercial and industrial	5,097	8,661	43,782
Consumer	211	55	1,506
Small business	40	188	2,671
Total provision for credit losses	5,786	10,472	49,348
Allowance for credit losses at end of period	$88,304	$90,751	$82,268
Loans at end of period, net of unearned income	$7,561,472	$6,884,399	$7,432,712
Average loans, net of unearned income	7,551,173	6,962,358	7,186,635
Ratio of ending allowance to ending loans	1.17%	1.32%	1.11%
Ratio of net (recoveries) charge-offs to average loans(1)	(0.01)	(0.03)	0.65
Net (recoveries) charge-offs as a percentage of:
Provision for credit losses	(4.32)	(4.74)	94.96
Allowance for credit losses(1)	(1.15)	(2.19)	56.96
Allowance for credit losses as a percentage of nonperforming loans	65.80	49.88	63.80

(1)	Annualized for the three months ended March 31, 2017 and 2016.

Table 24 –Total Originated ACL Rollforward

	Originated Loans
	Three Months Ended March 31,		Year Ended December 31,
(In thousands)	2017	2016	2016
Allowance for credit losses at beginning of period	$71,011	$64,386	$64,386
Charge-offs:
Commercial real estate	—	—	—
Commercial and industrial	237	—	46,368
Consumer	117	183	634
Small business	—	—	841
Total charge-offs	354	183	47,843
Recoveries:
Commercial real estate	5	—	3
Commercial and industrial	524	623	1,385
Consumer	31	96	225
Small business	37	—	—
Total recoveries	597	719	1,613
Net (recoveries) charge-offs	(243)	(536)	46,230
Provision for credit losses:
Commercial real estate	325	1,384	2,378
Commercial and industrial	5,204	10,652	46,024
Consumer	451	254	1,772
Small business	206	221	2,681
Total provision for credit losses	6,186	12,511	52,855
Allowance for credit losses at end of period	$77,440	$77,433	$71,011
Loans at end of period, net of unearned income	$7,037,217	$6,197,847	$6,878,646
Ratio of ending allowance to ending loans	1.10%	1.25%	1.03%
Net (recoveries) charge-offs as a percentage of:
Provision for credit losses	(3.93)	(4.28)	87.47
Allowance for credit losses(1)	(1.27)	(2.78)	65.28
Allowance for credit losses as a percentage of nonperforming loans	60.86	44.38	58.49

(1)	Annualized for the three months ended March 31, 2017 and 2016.

Table 25 –Total ANCI ACL Rollforward

	ANCI Loans
	Three Months Ended March 31,		Year Ended December 31,
(In thousands)	2017	2016	2016
Allowance for credit losses at beginning of period	$979	$1,063	$1,063
Charge-offs:
Commercial real estate	—	—	—
Commercial and industrial	34	123	—
Consumer	124	—	367
Small business	—	—	—
Total charge-offs	158	123	367
Recoveries:
Commercial real estate	—	—	101
Commercial and industrial	8	11	44
Consumer	29	38	168
Small business	155	2	9
Total recoveries	192	51	322
Net (recoveries) charge-offs	(34)	72	45
Provision for credit losses:
Commercial real estate	(2)	(37)	(85)
Commercial and industrial	30	(25)	(169)
Consumer	76	78	225
Small business	(166)	(33)	(10)
Total provision for credit losses	(62)	(17)	(39)
Allowance for credit losses at end of period	$951	$974	$979
Loans at end of period, net of unearned income	$213,063	$281,444	$229,784
Ratio of ending allowance to ending loans	0.45%	0.35%	0.43%
Net charge-offs (recoveries) as a percentage of:
Provision for credit losses	54.84	(423.53)	(115.38)
Allowance for credit losses(1)	(14.50)	29.73	4.61
Allowance for credit losses as a percentage of nonperforming loans	28.03	28.66	25.29

(1)	Annualized for the three months ended March 31, 2017 and 2016.

Table 26 –Total ACI ACL Rollforward

	ACI Loans
	Three Months Ended March 31,		Year Ended December 31,
(In thousands)	2017	2016	2016
Allowance for credit losses at beginning of period	$10,278	$14,334	$14,334
Charge-offs:
Commercial real estate	—	—	—
Commercial and industrial	39	—	—
Consumer	—	—	1,092
Small business	—	—	—
Total charge-offs	39	—	1,092
Recoveries:
Commercial real estate	9	27	474
Commercial and industrial	—	1	20
Consumer	3	4	10
Small business	—	—	—
Total recoveries	12	32	504
Net charge-offs (recoveries)	27	(32)	588
Provision for credit losses:
Commercial real estate	115	221	(904)
Commercial and industrial	(137)	(1,966)	(2,073)
Consumer	(316)	(277)	(491)
Small business	—	—	—
Total provision for credit losses	(338)	(2,022)	(3,468)
Allowance for credit losses at end of period	$9,913	$12,344	$10,278
Loans at end of period, net of unearned income	$311,192	$405,108	$324,282
Ratio of ending allowance to ending loans	3.19%	3.05%	3.17%
Net (recoveries) charge-offs as a percentage of:
Provision for credit losses	(7.99)	1.58	(16.96)
Allowance for credit losses(1)	1.10	(1.04)	5.74
Allowance for credit losses as a percentage of nonperforming loans	277.21	303.22	280.59

(1)	Annualized for the three months ended March 31, 2017 and 2016.

Deposits. Our strategy is to fund asset growth primarily with customer deposits in order to maintain a stable liquidity profile and a more competitive cost of funds. We categorize deposits as brokered and non-brokered consistent with the banking industry. All customer deposits are non-brokered. The following table illustrates the growth in our deposits during the periods indicated:

Table 27 –Deposits

			Percent to Total		Percentage Change
	March 31,	December 31,	March 31,	December 31,	1Q 2017
(In thousands)	2017	2016	2017	2016	vs YE 2016
Noninterest-bearing demand	$1,871,514	$1,840,955	23.9%	23.0%	1.7%
Interest-bearing demand	4,288,831	4,541,412	54.7	56.7	(5.6)
Savings	182,884	180,687	2.3	2.3	1.2
Time deposits less than $100,000	675,353	605,661	8.6	7.6	11.5
Time deposits greater than $100,000	823,128	848,034	10.5	10.6	(2.9)
Total deposits (including brokered)	$7,841,710	$8,016,749	100.0%	100.0%	(2.2)%

Total brokered deposits	$1,064,532	$1,041,858	13.6%	13.0%	2.2%

The following table sets forth our average deposits and the average rates expensed for the periods indicated:

Table 28 –Average Deposits/Rates

	Three Months Ended
	March 31, 2017		March 31, 2016
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
(In thousands)	Outstanding	Paid	Outstanding	Paid
Noninterest-bearing demand	$1,857,657	—%	$1,614,649	—%
Interest-bearing deposits
Interest-bearing demand	4,455,742	0.50	4,038,943	0.43
Savings	182,247	0.25	174,933	0.22
Time deposits	1,529,422	1.09	1,522,668	1.01
Total interest bearing deposits	6,167,411	0.63	5,736,544	0.57
Total average deposits	$8,025,068	0.49%	$7,351,193	0.45%

Borrowings

The following is a summary of our borrowings for the periods indicated:

Table 29 –Borrowings

	March 31,	December 31,
(In thousands)	2017	2016
Summary of Borrowings
Securities sold under repurchase agreements	$3,571	$3,494
Advances from FHLB	360,000	—
Senior debt	184,380	193,788
Subordinated debt	98,506	98,441
Junior subordinated debentures	36,111	35,989
Total borrowings	$682,568	$331,712
Average total borrowings	$474,976	$452,685

The increase in advances from the FHLB are short-term and will mature in April, 2017.

Shareholders’ Equity

Tangible Common Equity

As of March 31, 2017 and December 31, 2016, our ratio of shareholders’ equity to total assets was 11.38% and 11.34%, respectively, and we had tangible common equity ratios of 8.25% and 8.13%, respectively. Tangible common equity ratio is a non-GAAP financial measure.  We believe that this non-GAAP financial measure provides investors with information useful in understanding our financial performance and, specifically, our capital position. The tangible common equity ratio is calculated as tangible common shareholder’s equity divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less goodwill and other intangible assets, net, and tangible assets are total assets less goodwill and other intangible assets, net. The following table provides a reconciliation of tangible common equity to GAAP total common shareholder’s equity and tangible assets to GAAP total assets:

Table 30 –Tangible Common Equity

	March 31,	December 31,
(In thousands)	2017	2016
Shareholders’ equity	$1,105,976	$1,080,498
Less: Goodwill and other intangible assets, net	(331,450)	(332,691)
Tangible common shareholders’ equity	774,526	747,807
Total assets	9,720,937	9,530,888
Less: Goodwill and other intangible assets, net	(331,450)	(332,691)
Tangible assets	$9,389,487	$9,198,197
Tangible common equity ratio	8.25%	8.13%

Regulatory Capital

We are subject to regulatory capital requirements that require us to maintain certain minimum common equity Tier 1 capital, Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. At March 31, 2017, our capital ratios exceeded these requirements. Our actual regulatory capital amounts and ratios at March 31, 2017 are presented in the following table:

Table 31 –Regulatory Capital Amounts/Ratios

	March 31, 2017
	Cadence Bancorp,		Cadence		Cadence
	LLC		Bancorporation		Bank N.A.
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Actual
Tier 1 leverage	$852,742	10.22%	$850,827	9.10%	$1,062,175	11.37%
Common equity Tier 1 (CET1)	818,440	9.00	817,038	8.99	1,014,181	11.16
Tier 1 risk-based capital	852,742	9.38	850,827	9.36	1,062,175	11.69
Total risk-based capital	1,041,082	11.45	1,039,168	11.43	1,176,677	12.95
Minimum levels
Tier 1 leverage	$373,929	4.00%	$373,900	4.00%	$373,814	4.00%
Common equity Tier 1 (CET1)	409,130	4.50	409,114	4.50	408,977	4.50
Tier 1 risk-based capital	545,507	6.00	545,485	6.00	545,303	6.00
Total risk-based capital	727,342	8.00	727,313	8.00	727,071	8.00
To Be Well Capitalized
Tier 1 leverage	NA	NA	NA	NA	$467,268	5.00%
Common equity Tier 1 (CET1)	NA	NA	NA	NA	590,745	6.50
Tier 1 risk-based capital	NA	NA	NA	NA	727,071	8.00
Total risk-based capital	NA	NA	NA	NA	908,839	10.00

Liquidity and Capital Resources

Overview

We measure and seek to manage liquidity risk by a variety of processes, including monitoring the composition of our funding mix; monitoring financial ratios specifically designed to measure liquidity risk; maintaining a minimum liquidity cushion; and performing forward cash flow gap forecasts in various liquidity stress testing scenarios designed to simulate possible stressed liquidity environments. We attempt to limit our liquidity risk by setting concentration limits approved by the board of directors of the Bank on sources of funds, limits on liquidity ratios used to measure liquidity risk, and maintaining adequate levels of on-hand liquidity. We use the following ratios to monitor and analyze our liquidity:

•	Total Loans to Total Deposits—the ratio of our outstanding loans to total deposits.
•	Non-Brokered Deposits to Total Deposits—the ratio of our deposits that are organically originated through commercial and branch activity to total deposits.
•	Brokered Deposits to Total Deposits—the ratio of our deposits generated through wholesale sources to total deposits.
•	Highly Liquid Assets to Uninsured Large Depositors—the ratio of cash and highly liquid assets to uninsured deposits with a current depository relationship greater than $10,000,000.
•	Wholesale Funds Usage—the ratio of our current borrowings to all available wholesale sources with potential maturities greater than one day.
•	Wholesale Funds to Total Assets—the ratio of current outstanding wholesale funding to assets.

As of March 31, 2017, all our liquidity measures were within our established guidelines.

The goal of liquidity management is to ensure that we maintain adequate funds to meet changes in loan demand or any deposit withdrawals. Additionally, we strive to maximize our earnings by investing our excess funds in securities and other assets with maturities matching our liabilities. To meet our short-term liquidity needs, we seek to maintain a targeted cash position and have borrowing capacity through many wholesale sources including correspondent banks, Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank. To meet long-term liquidity needs, we additionally depend on the repayment of loans, sales of loans, term wholesale borrowings, brokered deposits and the maturity or sale of investment securities.

Maturities of Time Deposits

The aggregate amount of time deposits in denominations of $100,000 or more as of March 31, 2017 and December 31, 2016, was $823.1 million and $848.1 million, respectively.

At March 31, 2017, the scheduled maturities of time deposits greater than $100,000 were as follows:

Table 32 – Time Deposit Maturity Schedule

	March 31, 2017
(In thousands)	Amount	Average Interest Rate
Under 3 months	$490,387	1.33%
3 to 6 months	74,922	0.88
6 to 12 months	159,544	1.08
12 to 24 months	50,478	1.05
24 to 36 months	21,830	1.40
36 to 48 months	15,726	1.54
Over 48 months	10,241	1.32
Total	$823,128	1.23%

Cash Flow Analysis

Cash and cash equivalents

At March 31, 2017, we had $316.2 million cash and cash equivalents on hand, an increase of $67.2 million or 21.3% over our cash and cash equivalents of $248.9 million at December 31, 2016. At March 31, 2017 our cash and cash equivalents comprised 3.2% of total assets compared to 2.61% at December 31, 2016. We monitor our liquidity position and increase or decrease our short-term liquid assets as necessary. The higher balance in cash and cash equivalents at March 31, 2017 is due to lower than expected loan fundings in addition to some large customer deposits received at the end of the quarter.

2017 vs. 2016

As shown in the Condensed Consolidated Statements of Cash Flows, operating activities provided $62.5 million in the three months ended March 31, 2017 compared to $30.4 million in the three months ended March 31, 2016. The increase in operating funds during the three months ended March 31, 2017 was due primarily to an increase in net income and a decrease in other assets related to the refund of a bid deposit made in the fourth quarter of 2016 to acquire a large treasury deposit account.

Investing activities during the three months ended March 31, 2017 were a $170.7 million net user of funds, primarily due to loan funding and the purchase of certain available for sale securities. This compares to investing activities during the three months ended March 31, 2016 of $400.6 million net use of funds, which was primarily due to loan funding of $129.3 million and the purchase of certain available for sale securities of $330.0 million.

Financing activities were a net provider of funds during the three months ended March 31, 2017 of $175.5 million, as a decrease in deposits of $175.0 million was offset by $360 million in advances from FHLB. This compares to net funds provided of $161.1 million, resulting from an increase in deposits of $381.4 million and a decrease in short-term FHLB borrowings of $220.0 million.

NON-GAAP fINANCIAL mEASURES

We identify “efficiency ratio,” “adjusted noninterest expense,” “adjusted operating revenue,” “tangible common equity,” “tangible common equity ratio,” “return on average tangible common equity,” “tangible book value per share” and “pre-tax pre-provision net earnings” as “non-GAAP financial measures.” In accordance with the SEC’s rules, we identify certain financial measures as non-GAAP financial measures if such financial measures exclude or include amounts in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles (“GAAP”) in effect in the United States in our statements of income, balance sheet or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures, ratios or statistical measures calculated using exclusively financial measures calculated in accordance with GAAP.

The non-GAAP financial measures that we discuss herein should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate these non-GAAP financial measures may differ from that of other companies reporting measures with similar names, and, therefore, may not be comparable to our non-GAAP financial measures.

Efficiency ratio is defined as noninterest expenses divided by operating revenue, which is equal to net interest income plus noninterest income. We believe that this measure is important to many investors in the marketplace who wish to assess our performance versus that of our peers.

Our adjusted noninterest expenses represents total noninterest expenses net of any merger, restructuring or branch closing costs. Our adjusted operating revenue is equal to net interest income plus noninterest income excluding gains and losses on sales of securities and branches. In our judgment, the adjustments made to noninterest expense and operating revenue allow management and investors to better assess our performance by removing the volatility that is associated with certain other discrete items that are unrelated to our core business.

Tangible common equity is defined as total shareholder’s equity, excluding preferred stock, less goodwill and other intangible assets. We believe that this measure is important to many investors in the marketplace who are interested in changes from period to period in common shareholder’s equity exclusive of changes in intangible assets. Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing both common equity and assets while not increasing our tangible common equity or tangible assets.

The tangible common equity ratio is defined as the ratio of tangible common equity divided by total assets less goodwill and other intangible assets. We believe that this measure is important to many investors in the marketplace who are interested in relative changes from period to period in common equity and total assets, each exclusive of changes in intangible assets. We believe that the most directly comparable GAAP financial measure is total shareholder’s equity to total assets.

Return on average tangible common equity is defined as net income divided by average tangible common equity. We believe the most directly comparable GAAP financial measure is the return on average common equity.

Tangible book value per share is defined as book value, excluding the impact of goodwill and other intangible assets, if any, divided by shares of our common stock outstanding. Tangible book value per share has been adjusted to reflect the stock split which will be effective prior to the effectiveness of the registration statement.

Pre-tax, pre-provision net earnings is defined as income before taxes and provision for credit losses. We believe the most directly comparable GAAP financial measure is income before taxes.

Table 33 – Non-GAAP Financial Measures

	As of and for the three months ended		As of and for the year ended
	March 31,		December 31,
(In thousands)	2017	2016	2016
Efficiency ratio
Noninterest expenses (numerator)	$54,321	$54,042	$220,180
Net interest income	$74,758	$67,266	$279,439
Noninterest income	24,105	20,146	88,403
Operating revenue (denominator)	$98,863	$87,412	$367,842
Efficiency ratio	54.95%	61.82%	59.86%
Adjusted noninterest expenses and operating revenue
Noninterest expense	$54,321	$54,042	$220,180
Less: Branch closure expenses	46	64	238
Adjusted noninterest expenses	$54,275	$53,978	$219,942
Net interest income	$74,758	$67,266	$279,439
Noninterest income	24,105	20,146	88,403
Less: Losses on sale of branches	—	(31)	—
Less: Securities gains, net	81	64	3,736
Adjusted operating revenue	$98,782	$87,379	$364,106
Tangible common equity ratio
Shareholders’ equity	$1,105,976	$1,086,008	$1,080,498
Less: Goodwill and other intangible assets, net	(331,450)	(337,512)	(332,691)
Tangible common shareholders’ equity	774,526	748,496	747,807
Total assets	9,720,937	9,001,483	9,530,888
Less: Goodwill and other intangible assets, net	(331,450)	(337,512)	(332,691)
Tangible assets	$9,389,487	$8,663,971	$9,198,197
Tangible common equity ratio	8.25%	8.64%	8.13%
Tangible book value per share
Shareholders’ equity	$1,105,976	$1,086,008	$1,080,498
Less: Goodwill and other intangible assets, net	(331,450)	(337,512)	(332,691)
Tangible common shareholders’ equity	$774,526	$748,496	$747,807
Common shares issued	75,000,000	75,000,000	75,000,000
Tangible book value per share	$10.33	$9.98	$9.97
Return on average tangible common equity
Average common equity	$1,090,905	$1,069,314	$1,093,604
Less: Average intangible assets	(332,199)	(338,542)	(336,054)
Average tangible common equity	$758,706	$730,772	$757,550
Net income	$26,117	$15,341	$65,774
Return on average tangible common equity	13.96%	8.44%	8.68%
Pre-tax, pre-provision net earnings
Income before taxes	$38,756	$22,898	$98,314
Plus: Provision for credit losses	5,786	10,472	49,348
Pre-tax, pre-provision net earnings	$44,542	$33,370	$147,662

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to unanticipated changes in net interest earnings or changes in the fair value of financial instruments due to fluctuations in interest rates, exchange rates and equity prices. Our primary market risk is interest rate risk.

Interest Rate Risk (“IRR”) is the risk that changing market interest rates may lead to an unexpected decline in the Bank’s earnings or capital. The main causes of interest rate risk are the differing structural characteristics of the balance sheet’s assets, liabilities and off balance sheet obligations and their cumulative net reaction to changing interest rates. These structural characteristics include timing differences in maturity or repricing and the effect of embedded options such as loan prepayments, securities prepayments and calls, interest rate caps and floors, and deposit withdrawal options. In addition to these sources of interest rate risk, basis risk results from differences in the spreads between various market interest rates and changes in the slope of the yield curve which can contribute to additional interest rate risk.

We evaluate interest rate risk and develop guidelines regarding balance sheet composition and re-pricing, funding sources and pricing, and off-balance sheet commitments that aim to moderate interest rate risk. We use computer simulations that reflect various interest rate scenarios and the related impact on net interest income over specified periods of time. We refer to this process as asset/liability management, or “ALM”.

The primary objective of ALM is to seek to manage interest rate risk and desired risk tolerance for potential fluctuations in net interest income (“NII”) throughout interest rate cycles, which we aim to achieve by maintaining a balance of interest rate sensitive earning assets and liabilities. In general, we seek to maintain a desired risk tolerance with asset and liability balances within maturity and repricing categories to limit our exposure to earnings volatility and changes in the value of assets and liabilities as interest rates fluctuate over time. Adjustments to maturity categories can be accomplished either by lengthening or shortening the duration of either an individual asset or liability category, or externally with interest rate contracts, such as interest rate swaps, caps and floors. See “—Interest Rate Exposures” for a more detailed discussion of our various derivative positions.

Our asset and liability management strategy is formulated and monitored by our Asset/Liability Management Committee (“ALCO”) in accordance with policies approved by the board of directors. The ALCO meets regularly to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, recent purchase and sale activity, maturities of investments and borrowings, and projected future transactions. The ALCO also establishes and approves pricing and funding decisions with respect to overall asset and liability composition. The ALCO reports regularly to our board of directors.

Financial simulation models are the primary tools we use to measure interest rate risk exposures. By examining a range of hypothetical deterministic interest rate scenarios, these models provide management with information regarding the potential impact on NII and Economic Value of Equity (“EVE”) caused by changes in interest rates.

The models simulate the cash flows and accounting accruals generated by the financial instruments on our balance sheet at a given month-end, as well as the cash flows generated by the new business we anticipate over a 36-month forecast horizon. Numerous assumptions are made in the modeling process, including balance sheet composition, the pricing, re-pricing and maturity characteristics of existing business and new business. Additionally, loan and investment prepayment, administered rate account elasticity and other option risks are considered as well as the uncertainty surrounding future customer behavior. Because of the limitations inherent in any approach used to measure interest rate risk and because the Bank’s loan portfolio will be actively managed in the event of a change in interest rates, simulation results, including those discussed in “—Interest Rate Exposures” immediately below, are not intended as a forecast of the actual effect of a change in market interest rates on our net interest income or results of operations or indicative of management’s expectations of actual results in the event of a fluctuation in market interest rates.

Interest Rate Exposures

The Bank’s net interest income simulation model projects that net interest income over a 12-month horizon will increase on an annual basis by 0.92%, or approximately $2.9 million, assuming an instant increase in interest rates of 100 basis points, by 1.72%, or approximately $5.4 million, assuming an instant increase in interest rates of 200 basis points and decrease by 2.50% or approximately $7.9 million, assuming an instant decrease in interest rates of 100 basis points. Based upon the current interest rate environment as of March 31, 2017, our sensitivity to interest rate risk was as follows:

Table 34- Interest Rate Sensitivity

	Increase(Decrease)
(In millions)	Net Interest Income		Economic Value of Equity
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent	Amount	Percent
+ 200 BP	$5.3	1.56%	$265.9	13.57%
+ 100 BP	2.9	0.85	151.2	7.71
- 100 BP	(11.1)	(3.24)	(219.4)	(11.19)

Based upon the current interest rate environment as of March 31, 2017, the following table reflects our sensitivity to a gradual increase or decrease in interest rates over a twelve-month period:

	Increase(Decrease)
(In millions)	Net Interest Income
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent
+ 200 BP	$7.2	2.10%
+ 100 BP	3.7	1.09
- 100 BP	(9.1)	(2.68)

Both the NII and EVE simulations include assumptions regarding balances, asset prepayment speeds, deposit repricing and runoff and interest rate relationships among balances that management believes to be reasonable for the various interest rate environments. Differences in actual occurrences from these assumptions, as well as non-parallel changes in the yield curve, may change our market risk exposure.

Derivative Positions

Overview. Our board of directors has authorized the ALCO to utilize financial futures, forward sales, options, interest rate swaps, caps and floors, and other instruments to the extent appropriate, in accordance with regulations and our internal policy. We expect to use interest rate swaps, caps and floors as macro hedges against inherent rate sensitivity in our securities portfolio, our loan portfolio and our liabilities.

Positions for hedging purposes are undertaken primarily as a mitigation of three main areas of risk exposure: (1) mismatches between assets and liabilities; (2) prepayment and other option-type risks embedded in our assets, liabilities and off-balance sheet instruments; and (3) the mismatched commitments for mortgages and funding sources.

We currently intend to engage in only the following types of hedges: (1) those which synthetically alter the maturities or re-pricing characteristics of assets or liabilities to reduce imbalances; (2) those which enable us to transfer the interest rate risk exposure involved in our daily business activities; and (3) those which serve to alter the market risk inherent in our investment portfolio, mortgage pipeline, or liabilities and thus help us to match the effective maturities of the assets and liabilities. Our current interest rate hedges will begin to roll off at the end of 2017 and we do not currently expect to enter into interest rate swaps or like arrangements in the near-term.

Cash Flow Hedges. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. We use interest rate swaps to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans (1-Month LIBOR). In June 2015 and March 2016, we entered into interest rate swap agreements with notional values totaling $982 million and $350 million, respectively, to manage overall cash flow changes related to interest rate risk exposure on the 1-Month LIBOR rate indexed loans. The following is a detail of our cash flow hedges as of March 31, 2017:

Table 35 –Summary of Cash Flow Hedges

Effective Date	Maturity Date	Notional Amount (In Thousands)	Fixed Rate	Variable Rate
June 15, 2015	December 17, 2018	$382,000	1.33%	1 Month LIBOR
June 30, 2015	December 31, 2019	300,000	1.51%	1 Month LIBOR
June 30, 2015	December 29, 2017	300,000	0.95%	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.60%	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.59%	1 Month LIBOR

The following summarizes all derivative positions as of March 31, 2017:

Table 36 –Derivative Positions

	March 31, 2017
		Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$1,332,000	$—	$19,557
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	451,763	2,171	2,171
Commercial loan interest rate caps	278,955	82	82
Commercial loan interest rate floors	49,928	103	103
Mortgage loan held for sale interest rate lock commitments	10,772	266	—
Mortgage loan forward sale commitments	4,012	2	—
Mortgage loan held for sale floating commitments	18,082	—	—
Foreign exchange contracts	50,121	367	358
Total derivatives not designated as hedging instruments	863,633	2,991	2,714
Total derivatives	$2,195,633	$2,991	$22,271

Counterparty Credit Risk

Derivative contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. Our policies require that institutional counterparties must be approved by our ALCO and all positions over and above the minimum transfer amounts are secured by marketable securities or cash.

ITEM 4: CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and are also designed to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

(b)	Internal Control Over Financial Reporting

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company and its subsidiaries are from time to time subject to claims and litigation arising in the ordinary course of business.  At this time, in the opinion of management, the likelihood is remote that the impact of such proceedings, either individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial condition or cash flows.  However, one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved.  In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor.

ITEM 1A. RISK FACTORS.

There have been no material changes to our risk factors previously disclosed in the Company’s Prospectus filed with the Securities and Exchange Commission on April 14, 2017 pursuant to Rule 424(b) of the Securities Act of 1933, as amended.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

3.1

Second Amended and Restated Certificate of Incorporation of Cadence Bancorporation (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Cadence Bancorporation (Registration No. 333-217316), filed with the Securities and Exchange Commission on April 14, 2017).

3.2

Amended and Restated By-Laws of Cadence Bancorporation (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of Cadence Bancorporation (Registration No. 333-217316), filed with the Securities and Exchange Commission on April 14, 2017).

4.1

Registration Rights Agreement, dated as of April 19, 2017, by and between Cadence Bancorporation and Cadence Bancorp, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on From 8-K of Cadence Bancorporation, filed with the Securities and Exchange Commission on April 19, 2017).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	Interactive Financial Data

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cadence Bancorporation (Registrant)

Date: May 26, 2017	/s/ Paul B. Murphy
Paul B. Murphy
Chairman and Chief Executive Officer

Date: May 26, 2017	/s/ Valerie C. Toalson
Valerie C. Toalson
Executive Vice President and Chief Financial Officer