Form 10-Q
period 2017-06-30
Cadence Bancorporation
filed 2017-08-14
CIK 1614184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “ large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer	☐	Smaller reporting company

		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class A Common Stock, $0.01 Par Value	83,625,000
Class	Outstanding as of August 14, 2017

Cadence Bancorporation

FORM 10-Q

For the Quarter Ended June 30, 2017

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADENCE BANCORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
(In thousands, except share data)	(unaudited)
ASSETS
Cash and due from banks	$62,304	$48,017
Interest-bearing deposits with banks	220,962	199,747
Federal funds sold	5,609	1,161
Total cash and cash equivalents	288,875	248,925
Securities available-for-sale	1,079,935	1,139,347
Securities held-to-maturity (estimated fair value of $456 and $463 at June 30, 2017 and December 31, 2016, respectively)	425	425
Other securities - FRB and FHLB stock	49,551	41,493
Loans held for sale	49,757	17,822
Loans	7,716,621	7,432,711
Less: allowance for credit losses	(93,215)	(82,268)
Net loans	7,623,406	7,350,443
Interest receivable	42,128	39,889
Premises and equipment, net	65,252	66,676
Other real estate owned	20,718	18,875
Cash surrender value of life insurance	106,678	105,834
Net deferred tax asset	77,111	83,662
Goodwill	317,817	317,817
Other intangible assets, net	12,444	14,874
Other assets	77,460	84,806
Total Assets	$9,811,557	$9,530,888
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$1,857,809	$1,840,955
Interest-bearing deposits	6,072,574	6,175,794
Total deposits	7,930,383	8,016,749
Securities sold under agreements to repurchase	4,980	3,494
Federal Home Loan Bank advances	175,000	—
Senior debt	184,485	193,788
Subordinated debt	98,568	98,441
Junior subordinated debentures	36,233	35,989
Other liabilities	77,854	101,929
Total liabilities	8,507,503	8,450,390
Shareholders' Equity:
Common Stock $0.01 par value, authorized 300,000,000 shares; 83,625,000 and 75,000,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	836	750
Additional paid-in capital	1,036,198	879,665
Retained earnings	287,699	232,614
Accumulated other comprehensive loss ("OCI")	(20,679)	(32,531)
Total shareholders' equity	1,304,054	1,080,498
Total Liabilities and Shareholders' Equity	$9,811,557	$9,530,888

See accompanying notes to the unaudited condensed consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans	$90,429	$75,675	$171,239	$149,436
Interest and dividends on securities:
Taxable	4,178	4,169	8,479	8,554
Tax-exempt	3,385	1,952	6,799	3,237
Other interest income	1,383	1,125	2,477	2,301
Total interest income	99,375	82,921	188,994	163,528
INTEREST EXPENSE
Interest on time deposits	5,298	4,360	9,419	8,191
Interest on other deposits	6,473	4,191	12,117	8,566
Interest on borrowed funds	5,220	5,121	10,316	10,256
Total interest expense	16,991	13,672	31,852	27,013
Net interest income	82,384	69,249	157,142	136,515
Provision for credit losses	6,701	14,471	12,487	24,943
Net interest income after provision for credit losses	75,683	54,778	144,655	111,572
NONINTEREST INCOME
Service charges on deposit accounts	3,784	3,270	7,599	6,624
Other service fees	1,071	816	2,043	1,466
Credit related fees	2,741	2,506	5,488	5,180
Trust services revenue	4,584	3,971	9,815	8,041
Mortgage banking income	1,213	1,101	2,079	2,185
Investment advisory revenue	5,061	4,653	9,977	9,257
Securities (losses) gains, net	(244)	1,019	(163)	1,083
Other income	4,779	5,769	10,256	9,415
Total noninterest income	22,989	23,105	47,094	43,251
NONINTEREST EXPENSE
Salaries and employee benefits	34,682	33,033	68,949	65,843
Premises and equipment	7,180	6,626	13,873	13,377
Intangible asset amortization	1,190	1,659	2,431	3,370
Other expense	13,082	14,550	25,202	27,320
Total noninterest expense	56,134	55,868	110,455	109,910
Income before income taxes	42,538	22,015	81,294	44,913
Income tax expense	13,570	7,175	26,209	14,732
Net income	$28,968	$14,840	$55,085	$30,181
Weighted average common shares outstanding (Basic)	81,918,956	75,000,000	78,478,591	75,000,000
Weighted average common shares outstanding (Diluted)	81,951,795	75,258,375	78,831,386	75,258,375
Earnings per common share (Basic)	$0.35	$0.20	$0.70	$0.40
Earnings per common share (Diluted)	$0.35	$0.20	$0.70	$0.40

See accompanying notes to the unaudited condensed consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net income	$28,968	$14,840	$55,085	$30,181
Other comprehensive income, net of tax:
Net unrealized gains on securities available-for-sale:
Unrealized gains arising during the period (net of $(6,047), $(4,647), $(6,691), and $(8,433) tax effect, respectively)	10,451	7,960	11,563	14,445
Reclassification adjustments for losses (gains) realized in net income (net of $(90), $375, $(60), and $399 tax effect, respectively)	154	(644)	103	(684)
Net unrealized gains on securities available-for-sale	10,605	7,316	11,666	13,761
Net unrealized gains on derivative instruments designated as cash flow hedges:
Unrealized gains arising during the period (net of $(1,805), $(5,671), $(1,225), and $(11,875) tax effect, respectively)	3,111	9,716	2,101	20,342
Reclassification adjustments for (gains) realized in net income (net of $430, $1,329, $1,118, and $1,984 tax effect, respectively)	(736)	(2,278)	(1,915)	(3,399)
Net change in unrealized gains on derivative instruments	2,375	7,438	186	16,943
Other comprehensive income, net of tax	12,980	14,754	11,852	30,704
Comprehensive income	$41,948	$29,594	$66,937	$60,885

See accompanying notes to the unaudited condensed consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated OCI	Total Shareholders' Equity
Balance, December 31, 2016	$750	$879,665	$232,614	$(32,531)	$1,080,498
Equity-based compensation cost	—	957	—	—	957
Net income	—	—	55,085	—	55,085
Other comprehensive income	—	—	—	11,852	11,852
Issuance of 8,625,000 common shares, net of issuance costs	86	155,576	—	—	155,662
Balance, June 30, 2017	$836	$1,036,198	$287,699	$(20,679)	$1,304,054

See accompanying notes to the unaudited condensed consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2017	2016
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$51,546	$29,061
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(116,363)	(409,683)
Proceeds from sales of securities available-for-sale	129,048	139,441
Proceeds from maturities, calls and paydowns of securities available-for-sale	46,318	63,399
Proceeds from sale of commercial loans held for sale	—	328,840
Increase in loans, net	(290,758)	(583,055)
Purchase of premises and equipment	(5,706)	(1,711)
Proceeds from disposition of foreclosed property	4,533	19,757
Other, net	(14,862)	14,891
Net cash used in investing activities	(247,790)	(428,121)
CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in deposits, net	(86,354)	685,355
Net change in securities sold under agreements to repurchase	1,486	797
Net change in short-term FHLB advances	175,000	(370,000)
Purchase of senior debt	(9,600)	—
Proceeds from issuance of common stock	155,662	—
Net cash provided by financing activities	236,194	316,152
Net increase (decrease) in cash and cash equivalents	39,950	(82,908)
Cash and cash equivalents at beginning of period	248,925	467,207
Cash and cash equivalents at end of period	$288,875	$384,299

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

Note 1—Summary of Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements for the Company have been prepared in accordance with instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this report have been included. These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnote disclosures for the Company previously filed with the SEC in the Company’s prospectus filed with the Securities and Exchange Commission on April 14, 2017 pursuant to Rule 424(b) of the Securities Act. Operating results for the period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Pending Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (ASU 2014-09), which is intended to improve and converge the financial reporting requirements for revenue contracts with customers. Previous accounting guidance comprised broad revenue recognition concepts along with numerous industry-specific requirements. The new guidance establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. The banking industry does not expect significant changes because major sources of revenue are from financial instruments that have been excluded from the scope of the new standard (including loans, derivatives, debt and equity securities, etc.). ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017, and must be retrospectively applied. Entities will have the option of presenting prior periods as impacted by the new guidance or presenting the cumulative effect of initial application along with supplementary disclosures. We expect that ASU 2014-09 will require us to change how we recognize certain recurring revenue streams within insurance commissions and fees and other categories of noninterest income; however, we do not expect these changes to have a significant impact on our consolidated financial statements. We expect to adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

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

In June 2016, he FASB has issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The guidance is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments. The guidance will replace the current incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is evaluating the effect of adopting this new accounting guidance.

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

In March 2017, the FASB issued ASU No. 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”, which will shorten the amortization period for callable debt securities held at a premium to the earliest call date instead of the maturity date. The amendments do not require an accounting change for securities held at a discount, which will continue to be amortized to the maturity date. ASU No. 2017-08 will be effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those periods. The amendments should be applied using a modified-retrospective transition method as of the beginning of the period of adoption. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing this pronouncement and it is not expected to have a material impact on the Company’s financial condition or results of operations.

Note 2—Securities

A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at June 30, 2017 and December 31, 2016 is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
June 30, 2017
Securities available-for-sale:
U.S. Treasury securities	$100,656	$—	$3,058	$97,598
Obligations of U.S. government agencies	87,786	689	125	88,350
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	119,774	1,206	1,145	119,835
Issued by FNMA and FHLMC	252,723	1,543	2,137	252,129
Other residential mortgage-backed securities	44,969	293	778	44,484
Commercial mortgage-backed securities	65,150	—	3,781	61,369
Total MBS	482,616	3,042	7,841	477,817
Obligations of states and municipal subdivisions	422,500	2,742	14,819	410,423
Other securities	5,679	206	138	5,747
Total securities available-for-sale	$1,099,237	$6,679	$25,981	$1,079,935
Securities held-to-maturity:
Obligations of states and municipal subdivisions	$425	$31	$—	$456

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016
Securities available-for-sale:
U.S. Treasury securities	$100,736	$—	$3,951	$96,785
Obligations of U.S. government agencies	97,340	508	320	97,528
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	152,918	1,401	1,166	153,153
Issued by FNMA and FHLMC	267,035	1,499	3,206	265,328
Other residential mortgage-backed securities	48,076	375	890	47,561
Commercial mortgage-backed securities	66,720	—	4,107	62,613
Total MBS	534,749	3,275	9,369	528,655
Obligations of states and municipal subdivisions	438,655	870	28,713	410,812
Other securities	5,580	149	162	5,567
Total securities available-for-sale	$1,177,060	$4,802	$42,515	$1,139,347
Securities held-to-maturity:
Obligations of states and municipal subdivisions	$425	$38	$—	$463

The scheduled contractual maturities of securities available-for-sale and securities held-to-maturity at June 30, 2017 were as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,515	$1,515	$—	$—
Due after one year through five years	109,532	106,614	425	456
Due after five years through ten years	20,348	20,650	—	—
Due after ten years	479,547	467,592	—	—
Mortgage-backed securities and other securities	488,295	483,564	—	—
Total	$1,099,237	$1,079,935	$425	$456

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the three and six months ended June 30, 2017 and 2016 are presented below. There were no other-than-temporary impairment charges included in gross realized losses for the three and six months ended June 30, 2017 and 2016. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Gross realized gains	$69	$1,117	$150	$1,181
Gross realized losses	(313)	(98)	(313)	(98)
Realized (losses) gains on sale of securities available for sale, net	$(244)	$1,019	$(163)	$1,083

Securities with a carrying value of $567.9 million and $380.4 million at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public and trust deposits, FHLB borrowings, repurchase agreements and for other purposes as required or permitted by law.

The detail concerning securities classified as available-for-sale with unrealized losses as of June 30, 2017 and December 31, 2016 was as follows:

	Unrealized loss analysis
	Losses < 12 Months		Losses > 12 Months
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses
June 30, 2017
U.S. Treasury securities	$97,598	$3,058	$—	$—
Obligations of U.S. government agencies	3,669	7	32,088	118
Mortgage-backed securities	289,072	6,942	31,435	899
Obligations of states and municipal subdivisions	268,162	14,756	1,125	63
Other securities	—	—	4,285	138
Total	$658,501	$24,763	$68,933	$1,218

	Unrealized loss analysis
	Losses < 12 Months		Losses > 12 Months
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses
December 31, 2016
U.S. Treasury securities	$96,785	$3,951	$—	$—
Obligations of U.S. government agencies	51,463	277	12,150	43
Mortgage-backed securities	328,374	8,482	17,979	887
Obligations of states and municipal subdivisions	344,708	28,713	—	—
Other securities	—	—	4,216	162
Total	$821,330	$41,423	$34,345	$1,092

There were no securities classified as held-to-maturity with unrealized losses as of June 30, 2017 and December 31, 2016.

As of June 30, 2017 and December 31, 2016, approximately 67% and 75%, respectively, of the fair value of securities in the investment portfolio reflected an unrealized loss. As of June 30, 2017, there were 18 securities that had been in a loss position for more than twelve months, and 148 securities that had been in a loss position for less than 12 months. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption of the obligations. The Company has adequate liquidity and, therefore, does not plan to sell and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Note 3—Loans and Allowance for Credit Losses

The following table presents total loans outstanding by portfolio segment and class of financing receivable as of June 30, 2017 and December 31, 2016. Outstanding balances also include Acquired Noncredit Impaired (“ANCI”) loans, originated loans and Acquired Credit Impaired (“ACI”) loans net of any remaining purchase accounting adjustments. Information about ACI loans is presented separately in the “Acquired Credit-Impaired Loans” section of this Note.

	As of June 30, 2017
(In thousands)	ACI	ANCI	Originated	Total
Commercial and Industrial
General C&I(1)	$28,358	$49,880	$2,398,255	$2,476,493
Energy sector	—	—	902,265	902,265
Restaurant industry	—	—	985,218	985,218
Healthcare	6,273	2,909	378,650	387,832
Total commercial and industrial	34,631	52,789	4,664,388	4,751,808
Commercial Real Estate
Income producing	89,909	15,129	999,245	1,104,283
Land and development	559	1,600	43,846	46,005
Total commercial real estate	90,468	16,729	1,043,091	1,150,288
Consumer
Residential real estate	166,816	123,977	1,272,900	1,563,693
Other	1,383	2,941	63,175	67,499
Total consumer	168,199	126,918	1,336,075	1,631,192
Small Business Lending	—	10,282	196,922	207,204
Total (Gross of unearned discount and fees)	293,298	206,718	7,240,476	7,740,492
Unearned discount and fees	—	(3,734)	(20,137)	(23,871)
Total (Net of unearned discount and fees)	$293,298	$202,984	$7,220,339	$7,716,621

	As of December 31, 2016
(In thousands)	ACI	ANCI	Originated	Total
Commercial and Industrial
General C&I(1)	$31,709	$47,592	$2,337,364	$2,416,665
Energy sector	—	—	939,369	939,369
Restaurant industry	—	—	864,085	864,085
Healthcare	6,338	4,102	434,663	445,103
Total commercial and industrial	38,047	51,694	4,575,481	4,665,222
Commercial Real Estate
Income producing	96,673	18,354	886,676	1,001,703
Land and development	1,497	1,952	67,555	71,004
Total commercial real estate	98,170	20,306	954,231	1,072,707
Consumer
Residential real estate	186,375	145,747	1,125,048	1,457,170
Other	1,690	7,180	59,819	68,689
Total consumer	188,065	152,927	1,184,867	1,525,859
Small Business Lending	—	9,158	184,483	193,641
Total (Gross of unearned discount and fees)	324,282	234,085	6,899,062	7,457,429
Unearned discount and fees	—	(4,301)	(20,417)	(24,718)
Total (Net of unearned discount and fees)	$324,282	$229,784	$6,878,645	$7,432,711

(1)	This category for ACI loans includes all pooled commercial and industrial loans which may contain certain restaurant, healthcare or services loan types.

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

A summary of the activity in the ACL for the three and six months ended June 30, 2017 and 2016 is as follows:

	For the Three Months Ended June 30, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of March 31, 2017	$60,007	$10,555	$13,298	$4,444	$88,304
Provision for loan losses:
ACI loans	(46)	203	(755)	—	(598)
ANCI loans	578	(40)	(68)	11	481
Originated loans	3,884	2,428	493	13	6,818
Total provision	4,416	2,591	(330)	24	6,701
Charge-offs:
ACI loans	—	—	—	—	—
ANCI loans	—	—	27	47	74
Originated loans	2,551	—	134	120	2,805
Total charge-offs	2,551	—	161	167	2,879
Recoveries:
ACI loans	246	112	478	—	836
ANCI loans	8	—	75	27	110
Originated loans	109	2	25	7	143
Total recoveries	363	114	578	34	1,089
As of June 30, 2017	$62,235	$13,260	$13,385	$4,335	$93,215

	For the Six Months Ended June 30, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of December 31, 2016	$54,688	$10,103	$13,265	$4,212	$82,268
Provision for loan losses:
ACI loans	(183)	318	(1,071)	—	(936)
ANCI loans	608	(42)	8	(155)	419
Originated loans	9,088	2,753	944	219	13,004
Total provision	9,513	3,029	(119)	64	12,487
Charge-offs:
ACI loans	39	—	—	—	39
ANCI loans	34	—	151	47	232
Originated loans	2,788	—	251	120	3,159
Total charge-offs	2,861	—	402	167	3,430
Recoveries:
ACI loans	246	121	481	—	848
ANCI loans	16	—	104	182	302
Originated loans	633	7	56	44	740
Total recoveries	895	128	641	226	1,890
As of June 30, 2017	$62,235	$13,260	$13,385	$4,335	$93,215
ACL
ACI loans collectively evaluated for impairment	$1	$3,086	$6,640	$—	$9,727
ACI loans individually evaluated for impairment	199	7	218	—	424
ANCI loans collectively evaluated for impairment	890	201	55	257	1,403
ANCI loans individually evaluated for impairment	—	—	36	29	65
Originated loans collectively evaluated for impairment	47,991	9,966	6,436	4,044	68,437
Originated loans individually evaluated for impairment	13,154	—	—	5	13,159
ACL as of June 30, 2017	$62,235	$13,260	$13,385	$4,335	$93,215
Loans
ACI loan pools collectively evaluated for impairment	$24,335	$81,703	$168,199	$—	$274,237
ACI loans individually evaluated for impairment	10,296	8,765	—	—	19,061
ANCI loans collectively evaluated for impairment	52,789	16,729	125,313	9,935	204,766
ANCI loans individually evaluated for impairment	—	—	1,605	347	1,952
Originated loans collectively evaluated for impairment	4,535,886	1,043,091	1,335,785	196,224	7,110,986
Originated loans individually evaluated for impairment	128,502	—	290	698	129,490
Loans as of June 30, 2017	$4,751,808	$1,150,288	$1,631,192	$207,204	$7,740,492

	For the Three Months Ended June 30, 2016
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of March 31, 2016	$65,119	$9,731	$13,337	$2,564	$90,751
Provision for loan losses:
ACI loans	(174)	(334)	(864)	—	(1,372)
ANCI loans	(138)	63	77	20	22
Originated loans	13,183	324	873	1,441	15,821
Total provision	12,871	53	86	1,461	14,471
Charge-offs:
ACI loans	—	—	—	—	—
ANCI loans	—	—	67	—	67
Originated loans	17,877	—	120	142	18,139
Total charge-offs	17,877	—	187	142	18,206
Recoveries:
ACI loans	10	20	3	—	33
ANCI loans	12	—	34	2	48
Originated loans	—	—	50	—	50
Total recoveries	22	20	87	2	131
As of June 30, 2016	$60,135	$9,804	$13,323	$3,885	$87,147

	For the Six Months Ended June 30, 2016
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of December 31, 2015	$55,824	$8,136	$13,450	$2,373	$79,783
Provision for loan losses:
ACI loans	(2,140)	(113)	(1,141)	—	(3,394)
ANCI loans	(163)	26	155	(13)	5
Originated loans	23,835	1,708	1,127	1,662	28,332
Total provision	21,532	1,621	141	1,649	24,943
Charge-offs:
ACI loans	—	—	—	—	—
ANCI loans	—	—	190	—	190
Originated loans	17,877	—	303	142	18,322
Total charge-offs	17,877	—	493	142	18,512
Recoveries:
ACI loans	13	47	5	—	65
ANCI loans	23	—	71	5	99
Originated loans	620	—	149	—	769
Total recoveries	656	47	225	5	933
As of June 30, 2016	$60,135	$9,804	$13,323	$3,885	$87,147
ACL
ACI loans collectively evaluated for impairment	$102	$3,019	$7,601	$—	$10,722
ACI loans individually evaluated for impairment	—	—	283	—	283
ANCI loans collectively evaluated for impairment	285	253	80	298	916
ANCI loans individually evaluated for impairment	—	—	61	—	61
Originated loans collectively evaluated for impairment	48,459	6,532	5,254	3,587	63,832
Originated loans individually evaluated for impairment	11,289	—	44	—	11,333
ACL as of June 30, 2016	$60,135	$9,804	$13,323	$3,885	$87,147

Impaired Originated and ANCI Loans Including TDRs

The following includes certain key information about individually impaired originated and ANCI loans as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016.

Originated and ANCI Loans Identified as Impaired

	As of June 30, 2017
(In thousands)	Recorded Investment in Impaired Loans (1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
With no related allowance for credit losses
Commercial and Industrial
General C&I	$12,818	$13,908	$—	$7,032	$6,428
Energy sector	84,073	91,988	—	71,012	5,239
Total commercial and industrial	96,891	105,896	—	78,044	11,667
Consumer
Residential real estate	1,107	1,114	—	38	—
Other	292	290	—	—	92
Total consumer	1,399	1,404	—	38	92
Total	$98,290	$107,300	$—	$78,082	$11,759
With allowance for credit losses recorded
Commercial and Industrial
Energy sector	$31,808	$38,172	$13,154	$20,709	$1,675
Consumer
Residential real estate	500	500	36	—	—
Small Business Lending	1,047	1,741	34	347	—
Total	$33,355	$40,413	$13,224	$21,056	$1,675

	As of December 31, 2016
(In thousands)	Recorded Investment in Impaired Loans (1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
With no related allowance for credit losses
Commercial and Industrial
General C&I	$12,334	$13,426	$—	$6,838	$1,363
Energy sector	99,200	103,322	—	85,149	8,465
Total commercial and industrial	111,534	116,748	—	91,987	9,828
Consumer
Residential real estate	437	435	—	—	—
Other	429	427	—	—	1
Total consumer	866	862	—	—	1
Small Business Lending	299	703	—	299	—
Total	$112,699	$118,313	$—	$92,286	$9,829
With allowance for credit losses recorded
Commercial and Industrial
Energy sector	$39,319	$45,243	$1,598	$28,228	$4,788
Consumer
Residential real estate	736	741	37	39	—
Small Business Lending	641	897	40	90	—
Total	$40,696	$46,881	$1,675	$28,357	$4,788

(1)	The recorded investment of a loan also includes any interest receivable, net unearned discount or fees, and unamortized premium or discount.

The related amount of interest income recognized for impaired loans was $445 thousand and $867 thousand for the three and six months ended June 30, 2017, respectively, compared to $13 thousand and $444 thousand for the same periods in 2016.

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, under the terms of the restructured loan. Approximately $1.0 million and $1.2 million of contractual interest paid was recognized on the cash basis for the three and six months ended June 30, 2017, respectively, compared to $0.8 million and $1.0 million for same periods in 2016.

Average Recorded Investment in Impaired Originated and ANCI Loans

	Three Months Ended June 30,
	2017		2016
(In thousands)	Originated	ANCI	Originated	ANCI
Commercial and Industrial
General C&I	$12,697	$—	$8,184	$584
Energy sector	129,639	—	166,385	—
Total commercial and industrial	142,336	—	174,569	584
Consumer
Residential real estate	—	1,381	—	1,230
Other	319	—	368	—
Total consumer	319	1,381	368	1,230
Small Business Lending	625	358	—	426
Total	$143,280	$1,739	$174,937	$2,240

	Six Months Ended June 30,
	2017		2016
(In thousands)	Originated	ANCI	Originated	ANCI
Commercial and Industrial
General C&I	$12,576	$—	$10,897	$389
Energy sector	132,599	—	123,707	—
Total commercial and industrial	145,175	—	134,604	389
Consumer
Residential real estate	—	1,312	—	1,299
Other	356	—	347	—
Total consumer	356	1,312	347	1,299
Small Business Lending	601	368	—	437
Total	$146,132	$1,680	$134,951	$2,125

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

Originated and ANCI Loans that were modified into TDRs

	For the Three Months Ended June 30, 2017
	During the Period		Default(1) during the Period
(In thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Consumer
Residential real estate	1	$462	—	—
Small Business Lending	1	148	—	—
Total	2	$610	—	$—

	For the Six Months Ended June 30, 2017
	During the Period		Default(1) during the Period
(In thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial
General C&I	1	$196	—	$—
Consumer
Residential real estate	1	462	—	—
Small Business Lending	1	148	—	—
Total	3	$806	—	$—

	For the Three Months Ended June 30, 2016
	During the Period		Default(1) during the Period
(In thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Consumer
Other	1	$187	—	$—
Total	1	$187	—	$—

	For the Six Months Ended June 30, 2016
	During the Period		Default(1) during the Period
(In thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial
Energy sector	1	$7,024	—	$—
Consumer
Residential real estate	1	336	—	—
Other	1	187	—	—
Total consumer	2	523	—	—
Total	3	$7,547	—	$—
(1)	Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 day past due status with respect to principal and/or interest payments.

	For the Three Months Ended June 30,
	2017		2016
	Number of Loans Modified by:
	Rate Concession	Modified Terms and/ or Other Concessions	Forbearance Agreement	Modified Terms and/ or Other Concessions
Consumer
Residential real estate	—	1	—	—
Other	—	—	—	1
Total consumer	—	1	—	1
Small Business Lending	1	—	—	—
Total	1	1	—	1

	For the Six Months Ended June 30,
	2017		2016
	Number of Loans Modified by:
	Rate Concession	Modified Terms and/ or Other Concessions	Forbearance Agreement	Modified Terms and/ or Other Concessions
Commercial and Industrial
General C&I	1	—	—	—
Energy sector	—	—	1	—
Total commercial and industrial	1	—	1	—
Consumer
Residential real estate	—	1	—	1
Other	—	—	—	1
Total consumer	—	1	—	2
Small Business Lending	1	—	—	—
Total	2	1	1	2

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $2.1 million of consumer loans secured by single family residential real estate that are in process of foreclosure at both June 30, 2017 and December 31, 2016. Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction.  In addition to the single family residential real estate loans in process of foreclosure, the Company also held $5.5 million and $5.1 million of foreclosed single family residential properties in other real estate owned as of June 30, 2017 and December 31, 2016.

Credit Exposure in the Originated and ANCI Loan Portfolios

The following provides information regarding the credit exposure by portfolio segment and class of receivable as of June 30, 2017 and December 31, 2016:

Commercial and Industrial credit exposure, based on internal risk rating:

	As of June 30, 2017
(Recorded Investment in thousands)	General C&I	Energy	Restaurant	Healthcare
Originated Loans
Pass	$2,339,405	$685,087	$972,111	$379,834
Special mention	912	26,802	15,425	52
Substandard	64,541	176,992	—	—
Doubtful	—	14,995	—	—
Total originated loans	2,404,858	903,876	987,536	379,886
ANCI Loans
Pass	43,649	—	—	2,915
Substandard	6,619	—	—	—
Total ANCI loans	50,268	—	—	2,915
Total	$2,455,126	$903,876	$987,536	$382,801

	As of December 31, 2016
(Recorded Investment in thousands)	General C&I	Energy	Restaurant	Healthcare
Originated Loans
Pass	$2,279,481	$670,696	$849,546	$426,276
Special mention	36,419	30,433	16,169	9,479
Substandard	26,968	239,457	—	—
Doubtful	—	789	—	—
Total originated loans	2,342,868	941,375	865,715	435,755
ANCI Loans
Pass	47,269	—	—	4,114
Substandard	521	—	—	—
Total ANCI loans	47,790	—	—	4,114
Total	$2,390,658	$941,375	$865,715	$439,869

Commercial Real Estate credit exposure, based on internal risk rating:

	As of June 30, 2017		As of December 31, 2016
(Recorded Investment in thousands)	Income producing	Land and development	Income producing	Land and development
Originated Loans
Pass	$1,000,424	$43,984	$888,608	$67,742
Special mention	1,359	21	—	23
Total originated loans	1,001,783	44,005	888,608	67,765
ANCI Loans
Pass	15,158	1,311	18,410	1,618
Substandard	26	311	—	341
Total ANCI loans	15,184	1,622	18,410	1,959
Total	$1,016,967	$45,627	$907,018	$69,724

Consumer credit exposure, based on internal risk rating:

	As of June 30, 2017		As of December 31, 2016
(Recorded Investment in thousands)	Residential Real Estate	Other	Residential Real Estate	Other
Originated Loans
Pass	$1,274,710	$62,525	$1,126,679	$59,145
Special mention	381	860	422	455
Substandard	1,313	46	1,096	415
Total originated loans	1,276,404	63,431	1,128,197	60,015
ANCI Loans
Pass	120,001	2,911	141,349	7,151
Special mention	1,951	44	2,156	53
Substandard	2,488	3	2,775	4
Total ANCI loans	124,440	2,958	146,280	7,208
Total	$1,400,844	$66,389	$1,274,477	$67,223

Small Business credit exposure, based on internal risk rating:

	As of
(Recorded Investment in thousands)	June 30, 2017	December 31, 2016
Originated Loans
Pass	$193,993	$182,021
Special mention	2,104	1,807
Substandard	1,240	1,116
Doubtful	34	—
Total originated loans	197,371	184,944
ANCI Loans
Pass	9,656	8,407
Special mention	43	11
Substandard	604	764
Total ANCI loans	10,303	9,182
Total	$207,674	$194,126

The following provides an aging of past due originated and ANCI loans by portfolio segment and class of receivable as of June 30, 2017 and December 31, 2016:

Aging of Past due Originated and ANCI Loans

	As of June 30, 2017
	Accruing Loans			Non-Accruing Loans
(Recorded Investment in thousands)	30-59 DPD	60-89 DPD	90+DPD	0-29 DPD	30-59 DPD	60-89 DPD	90+DPD
Originated Loans
Commercial and Industrial
General C&I	$—	$—	$—	$193	$—	$—	$6,839
Energy sector	—	—	—	86,462	—	—	6,567
Total commercial and industrial	—	—	—	86,655	—	—	13,406
Commercial Real Estate
Income producing	19	—	—	—	—	—	—
Consumer
Residential real estate	703	115	51	69	—	7	1,005
Other	492	24	—	—	—	—	—
Total consumer	1,195	139	51	69	—	7	1,005
Small Business Lending	162	42	—	65	93	5	74
Total	$1,376	$181	$51	$86,789	$93	$12	$14,485
ANCI Loans
Commercial and Industrial
General C&I	$—	$365	$—	$—	$64	$—	$—
Commercial Real Estate
Land and development	—	—	—	311	—	—	—
Income producing	—	1,100	—	—	—	—	—
Total commercial real estate	—	1,100	—	311	—	—	—
Consumer
Residential real estate	293	812	215	864	27	606	938
Other	1	—	—	—	—	—	—
Total consumer	294	812	215	864	27	606	938
Small Business Lending	22	—	30	123	57	—	370
Total	$316	$2,277	$245	$1,298	$148	$606	$1,308

	As of December 31, 2016
	Accruing Loans			Non-Accruing Loans
(Recorded Investment in thousands)	30-59 DPD	60-89 DPD	90+DPD	0-29 DPD	30-59 DPD	60-89 DPD	90+DPD
Originated Loans
Commercial and Industrial
General C&I	$3,930	$—	$—	$—	$6,839	$—	$250
Energy sector	—	—	—	112,937	—	—	447
Total commercial and industrial	3,930	—	—	112,937	6,839	—	697
Commercial Real Estate
Income producing	4	—	—	—	—	—	—
Consumer
Residential real estate	1,388	239	244	344	—	—	454
Other	534	—	—	—	—	—	—
Total consumer	1,922	239	244	344	—	—	454
Small Business Lending	2,003	563	87	80	16	36	—
Total	$7,859	$802	$331	$113,361	$6,855	$36	$1,151
ANCI Loans
Commercial Real Estate
Land and development	$259	$—	$—	$—	$—	$341	$—
Commercial and Industrial
Services	—	—	—	80	—	—	—
Other	—	—	—	45	—	—	—
Total commercial and industrial	—	—	—	125	—	—	—
Consumer
Residential real estate	1,522	839	252	1,083	30	—	1,619
Other	18	—	3	—	—	—	—
Total consumer	1,540	839	255	1,083	30	—	1,619
Small Business Lending	—	—	—	480	62	—	131
Total	$1,799	$839	$255	$1,688	$92	$341	$1,750

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

•	Changes in prepayment assumptions—Prepayments affect the estimated life of ACI loans which may change the amount of interest income, and possibly principal, expected to be collected; and
•	Changes in the expected principal and interest payments over the estimated life—Updates to expected cash flows are driven by the credit outlook and actions taken with borrowers.

Changes in the amount of accretable discount for ACI loans for the six months ended June 30, 2017 and 2016 were as follows:

Changes in Accretable Yield on ACI Loans

	For the Six Months Ended June 30,
(In thousands)	2017	2016
Balance at beginning of period	$98,728	$122,791
Maturities/payoff	(5,773)	(5,546)
Charge-offs	(90)	(68)
Foreclosure	(1,040)	(795)
Accretion	(12,406)	(16,728)
Reclass from nonaccretable difference due to increases in expected cash flow	6,369	8,318
Balance at end of period	$85,788	$107,972

Impaired ACI Loans and Pools Including TDRs

The following includes certain key information about individually impaired ACI loans and pooled ACI loans as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016.

ACI Loans / Pools Identified as Impaired

	As of June 30, 2017
	ACI Loans / Pools Identified as Impaired
(In thousands)	Recorded Investment in Impaired Loans(1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
Commercial and Industrial
Healthcare	$6,312	$6,400	$184	$—	$—
Other	30,523	39,189	16	—	—
Total commercial and industrial	36,835	45,589	200	—	—
Commercial Real Estate
Income producing	88,726	119,649	1,977	—	28
Land and development	4,577	6,086	1,116	225	409
Total commercial real estate	93,303	125,735	3,093	225	437
Consumer
Residential real estate	32,580	49,209	6,559	—	21
Other	1,785	2,881	299	—	2
Total consumer	34,365	52,090	6,858	—	23
Total	$164,503	$223,414	$10,151	$225	$460

	As of December 31, 2016
	ACI Loans / Pools Identified as Impaired
(In thousands)	Recorded Investment in Impaired Loans(1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
Commercial and Industrial
Healthcare	$5,648	$5,853	$160	$—	$—
Other	9,904	22,403	16	1,818	—
Total commercial and industrial	15,552	28,256	176	1,818	—
Commercial Real Estate
Income producing	42,361	60,378	1,312	1,571	609
Land and development	11,067	22,568	1,342	274	604
Total commercial real estate	53,428	82,946	2,654	1,845	1,213
Consumer
Residential real estate	42,174	46,946	7,046	—	5
Other	2,121	3,229	401	—	10
Total consumer	44,295	50,175	7,447	—	15
Total	$113,275	$161,377	$10,277	$3,663	$1,228

(1)	The recorded investment of a loan also includes any interest receivable, net unearned discount or fees, and unamortized premium or discount.

ACI Loans that Were Modified into TDRs

There were no ACI loans modified into a TDR for the three and six months ended June 30, 2017.  In the six months ended June 30, 2016, there was one ACI loan modified into a TDR with a recorded investment of $947 thousand.  The loan was income producing commercial real estate.  There were no ACI TDRs experiencing payment default during the three and six months ended June 30, 2017 and 2016.  Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 day past due status with respect to principal and interest payments.

Credit Exposure in the ACI Portfolio

The following provides information regarding the credit exposure by portfolio segment and class of receivable as of June 30, 2017 and December 31, 2016:

ACI Loans by Risk Rating / Delinquency Stratification

Commercial and Industrial credit exposure on ACI loans, based on internal risk rating:

	As of June 30, 2017		As of December 31, 2016
(Recorded Investment in thousands)	Healthcare	Other	Healthcare	Other
Pass	$—	$25,828	$5,648	$26,634
Special mention	—	873	—	939
Substandard	6,312	2,562	—	5,484
Doubtful	—	34	—	33
Total	$6,312	$29,297	$5,648	$33,090

Commercial Real Estate credit exposure on ACI loans, based on internal risk rating:

	As of June 30, 2017		As of December 31, 2016
(Recorded Investment in thousands)	Income producing	Land and development	Income producing	Land and development
Pass	$84,995	$8,421	$80,463	$7,254
Special mention	1,426	712	5,813	933
Substandard	6,156	1,402	13,591	3,240
Total	$92,577	$10,535	$99,867	$11,427

Consumer credit exposure, based on internal risk rating:

	As of June 30, 2017		As of December 31, 2016
(Recorded Investment in thousands)	Residential Real Estate	Other	Residential Real Estate	Other
Pass	$144,156	$1,564	$157,762	$1,821
Special mention	3,429	13	3,655	14
Substandard	21,785	211	27,586	287
Total	$169,370	$1,788	$189,003	$2,122

Consumer credit exposure on ACI loans, based on past due status:

	As of June 30, 2017		As of December 31, 2016
(Recorded Investment in thousands)	Residential Real Estate	Other	Residential Real Estate	Other
0 – 29 Days Past Due	$155,187	$1,619	$171,457	$1,871
30 – 59 Days Past Due	3,027	123	4,070	134
60 – 89 Days Past Due	1,426	4	1,939	25
90 – 119 Days Past Due	384	—	622	36
120 + Days Past Due	9,346	42	10,915	56
Total	$169,370	$1,788	$189,003	$2,122

Note 4—Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets at June 30, 2017 and December 31, 2016:

(In thousands)	June 30, 2017	December 31, 2016
Goodwill	$317,817	$317,817
Core deposit intangible, net of accumulated amortization of $36,897 and $35,495, respectively	2,788	4,191
Customer lists, net of accumulated amortization of $17,069 and $16,041, respectively	9,632	10,659
Trademarks	24	24
Total goodwill and intangible assets	$330,261	$332,691

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

The fair value of derivative positions outstanding is included in other assets and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows. For derivatives not designated as hedging instruments, gains and losses due to changes in fair value are included in noninterest income and the operating section of the consolidated statement of cash flows. For derivatives designated as hedging instruments, the effective portion of the gain or loss related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified as interest income when the forecasted transaction affects income.  The ineffective portion of the gain or loss is recognized immediately as noninterest income.  The notional amounts and estimated fair values as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017			December 31, 2016
		Fair Value			Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$1,332,000	$—	$15,902	$1,332,000	$1,184	$17,225
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	565,966	2,494	2,494	474,923	2,877	2,877
Commercial loan interest rate caps	237,079	57	57	286,959	94	94
Commercial loan interest rate floors	107,940	5	5	51,878	118	118
Mortgage loan held for sale interest rate lock commitments	14,762	167	—	3,788	88	—
Mortgage loan forward sale commitments	3,762	11	—	7,724	—	46
Mortgage loan held for sale floating commitments	21,223	—	—	5,895	—	—
Foreign exchange contracts	8,507	387	377	—	—	—
Total derivatives not designated as hedging instruments	959,239	3,121	2,933	831,167	3,177	3,135
Total derivatives	$2,291,239	$3,121	$18,835	$2,163,167	$4,361	$20,360

The Company is party to collateral support agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.  At June 30, 2017 and December 31, 2016, the Company was required to post $15.0 million and $20.3 million, respectively, in cash or securities as collateral for its derivative transactions, which are included in “interest-bearing deposits in banks” on the Company’s consolidated balance sheets. The Company’s master agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts of derivatives executed with the same counterparty under the master agreement.

Gain (loss) included in the consolidated statements of income related to derivative instruments for the three and six months ended June 30, 2017 and 2016 were as follows:

	For the Three Months Ended
	June 30, 2017			June 30, 2016
(In thousands)	OCI	Reclassified from AOCI to interest income	Noninterest income	OCI	Reclassified from AOCI to interest income	Noninterest income
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$4,916	$1,166	$—	$15,387	$3,607	$—
Derivatives not designated as hedging instruments:
Mortgage loan held for sale interest rate lock commitments	$—	$—	$(99)	$—	$—	$67
Foreign exchange contracts	—	—	552	—	—	355

	For the Six Months Ended
	June 30, 2017			June 30, 2016
(In thousands)	OCI	Reclassified from AOCI to interest income	Noninterest income	OCI	Reclassified from AOCI to interest income	Noninterest income
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$3,326	$3,033	$—	$32,217	$5,383	$—
Derivatives not designated as hedging instruments:
Mortgage loan held for sale interest rate lock commitments	$—	$—	$79	$—	$—	$122
Foreign exchange contracts	—	—	1,021	—	—	596

Interest Rate Swap and Cap Agreements not designated as hedging derivatives

The Company enters into certain interest rate swap, floor and cap agreements on commercial loans that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap, floor or cap with a loan customer while at the same time entering into an offsetting interest rate swap or cap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The interest rate swap transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate. The interest rate cap transaction allows the Company’s customer to minimize interest rate risk exposure to rising interest rates. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s consolidated statements of income. The Company is exposed to credit loss in the event of nonperformance by the parties to the interest rate swap and cap agreements. However, the Company does not anticipate nonperformance by the counterparties. The estimated fair value has been recorded as an asset and a corresponding liability in the accompanying consolidated balance sheets as of June 30, 2017 and December 31, 2016.

Cash Flow Hedges

Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company uses interest rate swaps to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans.  In June 2015 and March 2016, the Company entered into the following interest rate swap agreements to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans.

Effective Date	Maturity Date	Notional Amount (In Thousands)	Fixed Rate	Variable Rate
June 15, 2015	December 17, 2018	$382,000	1.3250%	1 Month LIBOR
June 30, 2015	December 31, 2019	300,000	1.5120	1 Month LIBOR
June 30, 2015	December 29, 2017	300,000	0.9530	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.5995	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.5890	1 Month LIBOR

Based on our current interest rate forecast, $1.6 million of deferred net loss on derivatives in OCI at June 30, 2017 is estimated to be reclassified into net interest income during the next twelve months due to the receipt of interest payments. Future changes to interest rates may significantly change actual amounts reclassified to income. There were no reclassifications into income during 2017 or 2016 as a result of any discontinuance of cash flow hedges because the forecasted transaction was no longer probable. The maximum length of time over which the Company is hedging a portion of its exposure to the variability in future cash flows for forecasted transactions is approximately nine years as of June 30, 2017.

Note 6—Deposits

Domestic time deposits $250,000 and over were $364.6 million and $318.8 million at June 30, 2017 and December 31, 2016, respectively.  There were no foreign time deposits at either June 30, 2017 or December 31, 2016.

Note 7—Borrowed Funds

Repurchase Agreements

Securities sold under agreements to repurchase generally mature within one to seven days from the transaction date. Securities underlying the repurchase agreements remain under the control of the Company.

Information concerning the Company’s securities sold under agreements to repurchase as of June 30, 2017 and December 31, 2016 is summarized as follows:

(In thousands)	June 30, 2017	December 31, 2016
Balance at period end	$4,980	$3,494
Average balance during the period	3,379	5,948
Average interest rate during the period	0.12%	0.19%
Maximum month-end balance during the period	$4,980	$8,031

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

Senior and Subordinated Debt

In June 2014, the Company and the Bank completed an unregistered $245 million multi-tranche debt transaction and in March 2015, the Company completed an unregistered $50 million debt transaction. These transactions enhanced our liquidity and the Bank’s capital levels to support balance sheet growth.  Details of the debt transactions are as follows:

(In thousands)	June 30, 2017	December 31, 2016
Cadence Bancorporation:
4.875% senior notes, due June 28, 2019	$145,000	$145,000
5.375% senior notes, due June 28, 2021	50,000	50,000
7.250% subordinated notes, due June 28, 2029, callable in 2024	35,000	35,000
6.500% subordinated notes, due March 2025, callable in 2020	40,000	40,000
Total long-term debt—Cadence Bancorporation	270,000	270,000
Cadence Bank:
6.250% subordinated notes, due June 28, 2029, callable in 2024	25,000	25,000
Debt issuance cost and unamortized premium	(1,869)	(2,693)
Purchased 4.875% senior notes, due June 28, 2019	(10,078)	(78)
Total long-term debt	$283,053	$292,229

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

Junior Subordinated Debentures

In conjunction with the Company’s acquisition of Cadence Financial Corporation and Encore Bank, N.A., the junior subordinated debentures were marked to their fair value as of their respective acquisition dates. The related mark is being amortized over the remaining term of the junior subordinated debentures.  The following is a list of junior subordinated debt:

(In thousands)	June 30, 2017	December 31, 2016
Junior subordinated debentures, 3 month LIBOR plus 2.85%, due 2033	$30,000	$30,000
Junior subordinated debentures, 3 month LIBOR plus 2.95%, due 2033	5,155	5,155
Junior subordinated debentures, 3 month LIBOR plus 1.75%, due 2037	15,464	15,464
Total par value	$50,619	$50,619
Purchase accounting adjustment, net of amortization	(14,386)	(14,630)
Total junior subordinated debentures	$36,233	$35,989

Advances from FHLB and Borrowings from FRB

FHLB advances are collateralized by deposits with the FHLB, FHLB stock and loans. FHLB advances were $175 million as of June 30, 2017.  These advances matured in July 2017.  There were no outstanding FHLB advances as of December 31, 2016. Any advances are collateralized by $1.4 billion of commercial and residential real estate loans pledged under a blanket lien arrangement as of June 30, 2017.

As of June 30, 2017 and December 31, 2016, the FHLB has issued for the benefit of the Bank irrevocable letters of credit totaling $335 million. The Bank has a $35 million irrevocable letter of credit in favor of the State of Alabama SAFE Program to secure certain deposits of the State of Alabama. This letter of credit expires September 27, 2017 upon 45 days’ prior notice of non-renewal; otherwise it automatically extends for a successive one-year term. The Bank also has a $300 million irrevocable letter of credit to secure a large treasury management deposit.  This letter of credit expires May 26, 2018 upon 45 days’ prior notice of non-renewal; otherwise it automatically extends for a successive one-year term.

There were no borrowings from the FRB discount window as of June 30, 2017 and December 31, 2016.  Any borrowings from the FRB will be collateralized by $753.6 million in commercial loans pledged under a borrower-in-custody arrangement.

Note 8—Other Noninterest Income and Other Noninterest Expense

The detail of the other noninterest income and other noninterest expense captions presented in the consolidated statements of income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Other Noninterest Income
Insurance revenue	$1,828	$1,953	$3,957	$4,276
Bankcard fees	1,862	1,777	3,674	3,506
Income from bank owned life insurance policies	767	731	1,826	1,464
Other	322	1,308	799	169
Total other noninterest income	$4,779	$5,769	$10,256	$9,415

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Other Noninterest Expense
Net cost of operation of other real estate owned	$427	$107	$723	$790
Data processing expense	1,702	1,594	3,398	2,983
Special asset expenses	469	392	610	352
Consulting and professional fees	1,502	1,092	2,641	2,401
Loan related expenses	757	744	1,037	1,181
FDIC Insurance	954	2,292	2,447	3,799
Communications	675	721	1,330	1,379
Advertising and public relations	499	338	844	722
Legal expenses	508	978	940	1,722
Branch closure expenses	47	75	94	139
Other	5,542	6,217	11,138	11,852
Total other noninterest expense	$13,082	$14,550	$25,202	$27,320

Note 9—Income Taxes

Income tax expense for the three and six months ended June 30, 2017 was $13.6 million and $26.2 million, respectively, compared to $7.2 million and $14.7 million for the same periods in 2016. The effective tax rate was 31.9% and 32.2% for the three and six months ended June 30, 2017, respectively, compared to 32.6% and 32.8% for the same periods in 2016. The decrease in the effective tax rate for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was primarily driven by an increase in tax-exempt interest income.

The effective tax rate is primarily affected by the amount of pre-tax income, tax-exempt interest income, and the increase in cash surrender value of bank-owned life insurance.  The effective tax rate is also affected by discrete items that may occur in any given period, but are not consistent from period-to-period, which may impact the comparability of the effective tax rate between periods.

Note 10—Earnings Per Common Share

The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Net income	$28,968	$14,840	$55,085	$30,181
Weighted average common shares outstanding (Basic)	81,918,956	75,000,000	78,478,591	75,000,000
Weighted average restricted stock units	32,839	258,375	352,795	258,375
Weighted average common shares outstanding (Diluted)	81,951,795	75,258,375	78,831,386	75,258,375
Earnings per common share (Basic)	$0.35	$0.20	$0.70	$0.40
Earnings per common share (Diluted)	$0.35	$0.20	$0.70	$0.40

In March 2017, the Board of Directors approved a 75-for-one stock split of the Company’s common stock. The stock split occurred on April 7, 2017.  The effect of the stock split on outstanding shares and earnings per share has been retroactively applied to all periods presented.

Note 11—Related Party Transactions

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices, and are within applicable regulatory and lending limitations. The aggregate balances of related party loans and deposits as of June 30, 2017 and December 31, 2016 were insignificant.

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

The Federal Reserve, the FDIC and the OCC have issued guidelines governing the levels of capital that banks must maintain. The bank guidelines for the period as of June 30, 2017 specify capital tiers, which include the following classifications:

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

The most recent notification from the OCC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (the prompt corrective action requirements are not applicable to the Company). The actual capital amounts and ratios for the Company and the bank as of June 30, 2017 and December 31, 2016 are presented in the following table and as shown, are above the thresholds necessary to be considered “well-capitalized”. Management believes there are no conditions or events that would change that classification in the foreseeable future.

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
June 30, 2017
Tier 1 leverage	$1,041,193	11.0%	$1,145,287	12.1%
Common equity tier 1 capital (transitional)	1,005,672	10.9	1,097,096	11.9
Tier 1 risk-based capital	1,041,193	11.3	1,145,287	12.5
Total risk-based capital	1,234,044	13.4	1,264,250	13.7
The minimum amounts of capital and ratios established by banking regulators are as follows:
Tier 1 leverage	$378,708	4.0%	$378,687	4.0%
Common equity tier 1 capital (transitional)	413,993	4.5	413,777	4.5
Tier 1 risk-based capital	551,991	6.0	551,703	6.0
Total risk-based capital	735,988	8.0	735,604	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	$473,359	5.0%
Common equity tier 1 capital (transitional)	N/A	N/A	597,678	6.5
Tier 1 risk-based capital	N/A	N/A	735,604	8.0
Total risk-based capital	N/A	N/A	919,505	10.0

	Consolidated Company		Bank
(In thousands)	Amount	Amount	Amount	Ratio
December 31, 2016
Tier 1 leverage	$824,676	8.9%	$1,035,972	11.2%
Common equity tier 1 (CET1)	793,268	8.8	989,990	11.0
Tier 1 risk-based capital	824,676	9.2	1,035,972	11.5
Total risk-based capital	1,007,011	11.2	1,144,519	12.8
The minimum amounts of capital and ratios established by banking regulators are as follows:
Tier 1 leverage	$371,052	4.0%	$370,836	4.0%
Common equity tier 1 (CET1)	403,718	4.5	403,578	4.5
Tier 1 risk-based capital	538,290	6.0	538,105	6.0
Total risk-based capital	717,720	8.0	717,473	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	$463,546	5.0%
Common equity tier 1 (CET1)	N/A	N/A	583,248	6.5
Tier 1 risk-based capital	N/A	N/A	717,844	8.0
Total risk-based capital	N/A	N/A	897,305	10.0

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

The Bank is required to maintain average reserve balances in the form of cash or deposits with the Federal Reserve Bank. The reserve balance varies depending upon the types and amounts of deposits. At June 30, 2017 and December 31, 2016, the required reserve balance with the Federal Reserve Bank was approximately $61.1 million and $38.3 million, respectively.

Note 13—Commitments and Contingent Liabilities

The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of banking business and which involve elements of credit risk, interest rate risk, and liquidity risk. The commitments and contingent liabilities are commitments to extend credit, home equity lines, overdraft protection lines, and standby letters of credit. Such financial instruments are recorded when they are funded. A summary of commitments and contingent liabilities at June 30, 2017 is as follows:

(In thousands)
Commitments to extend credit	$2,780,554
Standby letters of credit	95,064
Performance letters of credit	29,287
Commercial letters of credit	1,289

Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the three and six months ended June 30, 2017 and 2016. The Company does not anticipate any significant future losses as a result of these transactions.

The Company makes investments in limited partnerships, including certain low income housing partnerships for which tax credits are received. As of June 30, 2017 and December 31, 2016, unfunded capital commitments totaled $19.1 million and $15.1 million, respectively.

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

Note 15—Supplemental Cash Flow Information

	For the Six Months Ended June 30,
(In thousands)	2017	2016
Cash paid during the year for:
Interest	$31,708	$25,680
Income taxes, net of refunds	30,606	19,440
Non-cash investing activities (at fair value):
Transfers of loans to other real estate	$6,415	$11,315
Transfers of commercial loans to loans held for sale	—	309,415

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at June 30, 2017 and December 31, 2016:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2017
Investment securities available-for-sale:
U.S. Treasury securities	$97,598	$—	$97,598	$—
Obligations of U.S. government agencies	88,350	—	88,350	—
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	119,835	—	119,835	—
Issued by FNMA and FHLMC	252,129	—	252,129	—
Other residential mortgage-backed securities	44,484	—	44,484	—
Commercial mortgage-backed securities	61,369	—	61,369	—
Total MBS	477,817	—	477,817	—
Obligations of states and municipal subdivisions	410,423	—	410,423
Other securities	5,747	5,747	—	—
Total investment securities available-for-sale	1,079,935	5,747	1,074,188	—
Derivative assets	3,121	—	3,121	—
Other assets (Net profits interests)	16,405	—	—	16,405
Total recurring basis measured assets	$1,099,461	$5,747	$1,077,309	$16,405
Derivative liabilities	$18,835	$—	$18,835	$—
Total recurring basis measured liabilities	$18,835	$—	$18,835	$—

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Investment securities available-for-sale:
U.S. Treasury securities	$96,785	$—	$96,785	$—
Obligations of U.S. government agencies	97,528	—	97,528	—
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	153,153	—	153,153	—
Issued by FNMA and FHLMC	265,328	—	265,328	—
Other residential mortgage-backed securities	47,561	—	47,561	—
Commercial mortgage-backed securities	62,613	—	62,613	—
Total MBS	528,655	—	528,655	—
Obligations of states and municipal subdivisions	410,812	—	410,812	—
Other securities	5,567	5,567	—	—
Total investment securities available-for-sale	1,139,347	5,567	1,133,780	—
Derivative assets	4,361	—	4,361	—
Other assets (Net profits interest)	19,425	—	—	19,425
Total recurring basis measured assets	$1,163,133	$5,567	$1,138,141	$19,425
Derivative liabilities	$20,360	$—	$20,360	$—
Total recurring basis measured liabilities	$20,360	$—	$20,360	$—

There were no transfers between the Level 1 and Level 2 fair value categories during the three and six months ended June 30, 2017 and 2016.

Changes in Level 3 Fair Value Measurements

 The tables below include a roll-forward of the condensed consolidated balance sheet amounts for the three and six months ended June 30, 2017 and 2016, including changes in fair value for financial instruments within Level 3 of the valuation hierarchy. Level 3 financial instruments typically include unobservable components, but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology:

Level 3 Assets Measured at Fair Value on a Recurring Basis

	Other Assets - Net Profits Interests
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Beginning Balance	$16,550	$—	$19,425	$—
Addition of net profits interest to other assets	—	8,489	—	8,489
Total net gains (losses) included in earnings	114	—	(2,531)	—
Distributions received	(259)	—	(489)	—
Balance at June 30	$16,405	$8,489	$16,405	$8,489
Net unrealized gains (losses) included in earnings relating to assets held at the end of the period	$114	$—	$(2,531)	$—

Assets Recorded at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheets at June 30, 2017 and December 31, 2016, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2017
Loans held for sale	$49,757	$—	$49,757	$—
Impaired loans, net of specific allowance	118,421	—	—	118,421
Other real estate	20,718	—	—	20,718
Total assets measured on a nonrecurring basis	$188,896	$—	$49,757	$139,139

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Loans held for sale	$17,822	$—	$17,822	$—
Impaired loans, net of specific allowance	151,720	—	—	151,720
Other real estate	18,875	—	—	18,875
Total assets measured on a nonrecurring basis	$188,417	$—	$17,822	$170,595

Significant unobservable inputs used in Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016 are summarized below:

(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
June 30, 2017
Impaired loans, net of specific allowance	$118,421	Internal appraisals of accounts receivable and inventory	Discount of book value	50% - 75%
		Third-Party Appraisals	Discount of fair value	0% - 20%
			Estimated closing costs	10%
Other real estate	20,718	Third-Party Appraisals	Discount of fair value	0% - 20%
			Estimated closing costs	10%

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
December 31, 2016
Impaired loans, net of specific allowance	$151,720	Internal appraisals of accounts receivable and inventory	Discount of book value	50%-75%
		Third-Party Appraisals	Discount of fair value	0%-20%
			Estimated closing costs	10%
Other real estate	18,875	Third-Party Appraisals	Discount of fair value	0%-20%
			Estimated closing costs	10%

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

Other Assets - Net profits interests.    The fair value of the net profit interests in oil and gas reserves was estimated using discounted cash flow analyses applied to the expected cash flows from producing developed wells.  Expected cash flows are derived from reports prepared by consulting engineers under established professional standards for the industry.

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

Limitations.    The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. The fair values for loans involve the use of significant internally-developed pricing assumptions due to market-illiquidity for loans net of unearned income and loans held for sale as of June 30, 2017 and December 31, 2016. These assumptions are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. This table only includes financial instruments of the Company, and, accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of the Company.

The estimated fair values of the Company’s financial instruments are as follows:

	As of June 30, 2017
	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$62,304	$62,304	$62,304	$—	$—
Interest-bearing deposits in other banks	220,962	220,962	220,962	—	—
Federal funds sold	5,609	5,609	5,609	—	—
Securities available-for-sale	1,079,935	1,079,935	5,747	1,074,188	—
Securities held-to-maturity	425	456	—	456	—
Loans held for sale	49,757	49,757	—	49,757	—
Net loans	7,623,406	7,690,595	—	—	7,690,595
Derivative assets	3,121	3,121	—	3,121	—
Other assets-net profits interests	16,405	16,505	—	—	16,505
Financial Liabilities:
Deposits	7,930,383	7,872,338	—	7,872,338	—
Advances from FHLB	175,000	175,000	—	175,000	—
Securities sold under agreements to repurchase	4,980	4,980	—	4,980	—
Senior debt	184,485	201,164	—	201,164	—
Subordinated debt	98,568	100,116	—	100,116	—
Junior subordinated debentures	36,233	49,106	—	49,106	—
Derivative liabilities	18,835	18,835	—	18,835	—

	As of December 31, 2016
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$48,017	$48,017	$48,017	$—	$—
Interest-bearing deposits in other banks	199,747	199,747	199,747	—	—
Federal funds sold	1,161	1,161	1,161	—	—
Securities available-for-sale	1,139,347	1,139,347	5,567	1,133,780	—
Securities held-to-maturity	425	463	—	463	—
Loans held for sale	17,822	17,822	—	17,822	—
Net loans	7,350,443	7,395,003	—	—	7,395,003
Derivative assets	4,361	4,361	—	4,361	—
Other assets-net profits interests	19,425	19,818	—	—	19,818
Financial Liabilities:
Deposits	8,016,749	7,904,926	—	7,904,926	—
Securities sold under agreements to repurchase	4,361	4,361	—	4,361	—
Senior debt	193,788	191,076	—	191,076	—
Subordinated debt	98,441	97,938	—	97,938	—
Junior subordinated debentures	35,989	47,409	—	47,409	—
Derivative liabilities	20,360	20,360	—	20,360	—

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

The Banking Segment includes the Commercial Banking, Retail Banking and Private Banking lines of business. The Commercial Banking line of business includes a general business services component primarily focusing on commercial & industrial (C&I), community banking, business banking and commercial real estate lending to clients in the geographic footprint in Texas and the southeast United States. In addition, the Commercial Banking line of business includes within C&I a separate component that focuses on select industries (which is referred to as the “specialized industries”) in which the Company believes it has specialized experience and service capabilities, including energy, healthcare, restaurant industry, and technology. The

Company serve clients in these specialized industries both within the geographic footprint and throughout the United States as a result of the national orientation of many of these businesses. The Retail Banking line of business offers a broad range of retail banking services including mortgage services through the branch network to serve the needs of consumer and small businesses in the geographic footprint. The Private Banking line of business offers banking services and loan products tailored to the needs of the high-net worth clients in the geographic footprint.

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

The following tables present the operating results of the segments as of and for the three and six months ended June 30, 2017 and 2016:

	As of and for the Three Months Ended June 30, 2017
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$85,813	$1,617	$(5,046)	$82,384
Provision for credit losses	6,701	—	—	6,701
Noninterest income	11,511	11,398	80	22,989
Noninterest expense	46,997	8,593	544	56,134
Income tax expense (benefit)	15,269	1,548	(3,247)	13,570
Net income	$28,357	$2,874	$(2,263)	$28,968

	As of and for the Three Months Ended June 30, 2016
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$73,785	$(17)	$(4,519)	$69,249
Provision for credit losses	14,471	—	—	14,471
Noninterest income	12,498	10,582	25	23,105
Noninterest expense	47,768	8,084	16	55,868
Income tax expense (benefit)	8,416	868	(2,109)	7,175
Net income	$15,628	$1,613	$(2,401)	$14,840

	As of and for the Six Months Ended June 30, 2017
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$165,117	$1,467	$(9,442)	$157,142
Provision for credit losses	12,487	—	—	12,487
Noninterest income	23,211	23,719	164	47,094
Noninterest expense	92,454	17,274	727	110,455
Income tax expense (benefit)	29,185	2,769	(5,745)	26,209
Net income	$54,202	$5,143	$(4,260)	$55,085
Total assets	$9,743,451	$65,521	$2,585	$9,811,557

	As of and for the Six Months Ended June 30, 2016
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$145,607	$(30)	$(9,062)	$136,515
Provision for credit losses	24,943	—	—	24,943
Noninterest income	21,586	21,619	46	43,251
Noninterest expense	93,386	16,406	118	109,910
Income tax expense (benefit)	17,103	1,814	(4,185)	14,732
Net income	$31,761	$3,369	$(4,949)	$30,181
Total assets	$9,154,639	$60,757	$6,413	$9,221,809

Note 18—Equity-based Compensation

The Company administers a long-term incentive compensation plan that permits the granting of incentive awards in the form of stock options, restricted stock, restricted stock units, performance units, stock appreciation rights, or other stock-based awards. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board of Directors

The Amended and Restated 2015 Omnibus Incentive Plan (the “Plan”), permits the Company to grant to employees and directors various forms of incentive compensation. The principal purposes of this plan are to focus directors, officers and other employees and consultants on business performance that creates shareholder value, to encourage innovative approaches to the business of the Company, and to encourage ownership of the Company’s stock. The Plan authorizes 7,500,000 common share equivalents available for grant, where grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. The number of remaining share equivalents available for future issuance under the Plan was 6,827,250 at June 30, 2017.

The Company recorded $385.6 thousand and $780.1 thousand equity-based compensation expense for the outstanding restricted stock units for the three and six months ended June 30, 2017, respectively, compared to $315.4 thousand and $630.7 thousand for the same periods in 2016.  The remaining expense related to unvested restricted stock units is $2.6 million as of June 30, 2017 and will be recognized over the next 20 months.

There were 672,750 outstanding non-vested restricted stock units with a grant date fair value of $5.14.  There were no grants or forfeitures for the three and six months ended June 30, 2017.

Note 19—Accumulated Other Comprehensive Income (Loss)

Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables for the six months ended June 30, 2017.

(In thousands)	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on defined benefit pension plans	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Accumulated other comprehensive gain (loss)
Balance, December 31, 2016	$(21,819)	$(500)	$(10,212)	$(32,531)
Net change	11,666	—	186	11,852
Balance, June 30, 2017	$(10,153)	$(500)	$(10,026)	$(20,679)

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

The Bank has invested in several affordable housing projects as a limited partner. The partnerships have qualified to receive annual affordable housing federal tax credits that are recognized as a reduction of current tax expense. The Company has determined that these structures meet the definition of VIE’s under Topic ASC 810 but that consolidation is not required, as the Bank is not the primary beneficiary. At June 30, 2017 and December 31, 2016, the Bank’s maximum exposure to loss associated with these limited partnerships was limited to the Bank’s investment. The Company accounts for these investments and the related tax credits using either the effective yield method or the proportional amortization method, depending upon the date of the investment. Under the effective yield method, the Bank recognizes the tax credits as they are allocated and amortizes the initial costs of the investments to provide a constant effective yield over the period that the tax credits are allocated. Under the proportional amortization method, the Bank amortizes the cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. At June 30, 2017 and December 31, 2016, the Company had recorded investments in other assets on its consolidated balance sheets of approximately $8.7 million and $4.2 million, respectively related to these investments. Additionally, the Company invests in other certain limited partnerships accounted for under the cost method totaling $7.4 million and $6.1 million as of June 30, 2017 and December 31, 2016, respectively and the equity method totaling $6.6 million and $3.9 million as of June 30, 2017 and December 31, 2016, respectively.

During 2016, the Bank received net profits interests in oil and gas reserves, in connection with the reorganization under bankruptcy of two loan customers. The Company has determined that these contracts meet the definition of VIE’s under Topic ASC 810, but that consolidation is not required as the Bank is not the primary beneficiary. The net profits interests are financial instruments and recorded at estimated fair value, which was $16.4 million and $19.4 million at June 30, 2017 and December 31, 2016, respectively, representing the maximum exposure to loss as of that date.

The Company has established a rabbi trust related to the deferred compensation plan offered to certain of its employees. The Company contributes employee cash compensation deferrals to the trust. The assets of the trust are available to creditors of the Company only in the event the Company becomes insolvent. This trust is considered a VIE because either there is no equity at risk in the trust or because the Company provided the equity interest to its employees in exchange for services rendered. The Company is considered the primary beneficiary of the rabbi trust as it has the ability to select the underlying investments made by the trust, the activities that most significantly impact the economic performance of the rabbi trust. The Company includes the assets of the rabbi trust as a component of other assets and a corresponding liability for the associated benefit obligation in other liabilities in its consolidated balance sheets. At June 30, 2017 and December 31, 2016, the amount of rabbi trust assets and benefit obligation was $3.1 million and $3.0 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis presents our results of operations and financial condition on a consolidated basis for three and six months ended June 30, 2017.  This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of June 30, 2017 compared to December 31, 2016 for the balance sheets and the three and six months ended June 30, 2017 compared to June 30, 2016 for the statements of income.

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
•

the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations, such as the Dodd-Frank Act, and their application by our regulators, and the impact if potential expected changes do not occur;

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

Overview

Cadence Bancorporation is a bank holding company and a Delaware corporation headquartered in Houston, Texas, and is the parent company of Cadence Bank, National Association (N.A.). With $9.8 billion in assets, $7.7 billion in total loans (net of unearned discounts and fees), $7.9 billion in deposits and $1.3 billion in shareholders’ equity as of June 30, 2017, we currently operate a network of 65 branch locations across Texas, Alabama, Florida, Mississippi and Tennessee. We focus on middle-market commercial lending, complemented by retail banking and wealth management services, and provide a broad range of banking services to businesses, high net worth individuals and business owners.

We operate Cadence Bancorporation through three operating segments: Banking, Financial Services and Corporate. Our Banking Segment, which represented approximately 92.2% of our total revenues for the six months ended June 30, 2017, consists of our Commercial Banking, Retail Banking and Private Banking lines of business. Our Commercial Banking activities focus on commercial and industrial (“C&I”), community banking, business banking and commercial real estate lending and treasury management services to clients in our geographic footprint in Texas and the southeast United States. Within our Commercial Banking line of business, we focus on select industries, which we refer to as our “specialized industries,” in which we believe we have specialized experience and service capabilities. These industries include franchise restaurant, healthcare and technology. Energy lending is also an important part of our business as energy production and energy related industries are meaningful contributors to the economy in our primary markets. In our Retail Banking business line, we offer a broad range of banking services through our branch network to serve the needs of consumers and small businesses. In our Private Banking business line, we offer banking services, such as deposit services and residential mortgage lending, to affluent clients and business owners.

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

Table 1 – Selected Financial Data

	As of and for the three months ended		As of and for the six months ended		As of and for the year ended
	June 30,		June 30,		December 31,
(In thousands)	2017	2016	2017	2016	2016
Statement of Income Data:
Net income	$28,968	$14,840	$55,085	$30,181	$65,774
Net interest income	82,384	69,249	157,142	136,515	279,439
Noninterest income - service fees and revenue	22,144	20,048	44,632	40,535	81,976
Noninterest expense	56,134	55,868	110,455	109,910	220,180
Provision for credit losses	6,701	14,471	12,487	24,943	49,348
Efficiency ratio (1)	53.27%	60.49%	54.08%	61.14%	59.86%
Period-End Balance Sheet Data:
Investment securities, available-for-sale	$1,079,935	$980,526	$1,079,935	$980,526	$1,139,347
Total loans, net of unearned income	7,716,621	7,162,027	7,716,621	7,162,027	7,432,711
Allowance for credit losses ("ACL")	93,215	87,147	93,215	87,147	82,268
Total assets	9,811,557	9,221,807	9,811,557	9,221,807	9,530,888
Total deposits	7,930,383	7,672,657	7,930,383	7,672,657	8,016,749
Total shareholders’ equity	1,304,054	1,116,076	1,304,054	1,116,076	1,080,498
Asset Quality Ratios:
Total nonperforming assets ('NPAs") to total loans plus OREO and NPI	1.82%	2.72%	1.82%	2.72%	2.22%
Total ACL to total loans	1.21	1.22	1.21	1.22	1.11
ACL to total nonperforming loans ("NPLs")	88.81	53.84	88.81	53.84	63.80
Net charge-offs to average loans (2)	0.09	1.01	0.04	0.50	0.65
Capital Ratios:
Total shareholders’ equity to assets	13.29%	12.10%	13.29%	12.10%	11.34%
Tangible common equity to tangible assets (1)	10.27	8.78	10.27	8.78	8.13
Common equity tier 1 (CET1) (transitional)	10.92	8.69	10.92	8.69	8.84
Tier 1 leverage capital	11.00	8.90	11.00	8.90	8.89
Tier 1 risk-based capital	11.31	9.00	11.31	9.00	9.19
Total risk-based capital	13.41	11.10	13.41	11.10	11.22

(1)	Considered a non-GAAP financial measure. See “Table 33 - Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(2)	Annualized for the three and six months ended June 30, 2017 and 2016.

Summary of Results of Operations - Three and Six Months ended June 30, 2017

Net income for the three months ended June 30, 2017 totaled $29.0 million, a $14.1 million, or 95.2%, increase compared to $14.8 million for the same period in 2016. The primary drivers of the net $14.1 million increase included a $13.1 million increase in net interest income, a $2.1 million increase in service fees and revenue, and a $7.8 million decrease in provision for credit losses, offset by a $6.4 million increase in income taxes. Net income for the six months ended June 30, 2017 totaled $55.1 million, a $24.9 million, or 82.5%, increase compared to $30.2 million for the same period in 2016. The primary drivers of the net $24.9 million increase included a $20.6 million increase in net interest income, a $4.1 million increase in service fees and revenue, and a $12.5 million decrease in provision for credit losses, offset by an $11.5 million increase in income taxes. The resulting earnings per diluted common share for the three and six months ended June 30, 2017 were $0.35 and $0.70, compared to $0.20 and $0.40 for the same periods of 2016.

Net interest income was $82.4 million for the three months ended June 30, 2017, a $13.1 million, or 19.0%, increase compared to the same period of 2016, primarily driven by an increase in average earning assets. Our net interest spread increased to 3.42% for the three months ended June 30, 2017 compared to 3.10% for the same period in 2016, and the net interest margin on an annualized basis increased 39 basis points to 3.71% from 3.32%.  Net interest income was $157.1 million for the six months ended June 30, 2017, a $20.6 million, or 15.1%, increase compared to the same period of 2016, primarily driven by an increase in average earning assets and market interest rates. Our net interest spread increased to 3.32% for the six months ended June 30, 2017 compared to 3.10% for the same period in 2016, and the net interest margin on an annualized basis increased 26 basis points to 3.58% from 3.32%.

Service fees and revenue was $22.1 million in the three months ended June 30, 2017, an increase of $2.1 million, or 10.5%, over the same period in 2016. The period-over-period increase included increases in trust service fees and service fees on deposits.  Service fees and revenue was $44.6 million in the six months ended June 30, 2017, an increase of $4.1 million, or 10.1%, over the same period in 2016. The period-over-period increase included increases in trust service fees and service fees on deposits.

Noninterest expense for the three months ended June 30, 2017 increased $266 thousand, or 0.5%, to $56.1 million compared to $55.9 million during the same period of 2016. The  three months ended June 30, 2017 included higher salary and benefits expenses offset by lower intangible amortization, FDIC insurance expense and professional fees.  Noninterest expense for the six months ended June 30, 2017 increased $545 thousand, or 0.5%, to $110.5 million compared to $109.9 million during the same period of 2016. The six months ended June 30, 2017 included higher salary and benefits expenses offset by lower intangible amortization, FDIC insurance expense and professional fees.

Our efficiency ratio was 53.3% for the three months ended June 30, 2017, an improvement over the 60.5% efficiency ratio for the three months ended June 30, 2016. Our efficiency ratio was 54.1% for the six months ended June 30, 2017, an improvement over the 61.1% efficiency ratio for the six months ended June 30, 2016. A reconciliation of our non-GAAP measures is included in Table 33.

Provision for credit losses decreased $7.8 million, or 53.7%, to $6.7 million in the three months ended June 30, 2017, compared to $14.5 million in the three months ended June 30, 2016.  Provision for credit losses decreased $12.5 million, or 49.9%, to $12.5 million in the six months ended June 30, 2017, compared to $24.9 million in the six months ended June 30, 2016. (See “—Provision for Credit Losses” and “—Asset Quality”). The higher provision for credit losses in 2016 was primarily related to our energy portfolio and a single healthcare loan that was charged-off during the second quarter of 2016. Annualized net charge-offs were 0.09% and 0.04% of average loans during the three and six months periods ended June 30, 2017, respectively, compared to 1.01% and 0.50% of average loans during the three and six months periods ended June 30, 2016, respectively.

Summary of Financial Condition as of June 30, 2017

Our total loans, net of unearned income increased $284 million, or 3.8%, from December 31, 2016 to $7.72 billion at June 30, 2017, which was driven by originated loan growth of $342 million, partially offset by a decrease of $58 million in the acquired loan portfolio. The increase was primarily driven by the commercial and residential real estate loan portfolios.

From an asset quality perspective, total nonperforming assets (“NPAs”) decreased $24.8 million, or 14.9%, compared to December 31, 2016. The decrease in NPAs from December 31, 2016 is primarily related to pay downs and general improvement of the energy portfolio.  The bank does continue to see some stress due to low oil and gas prices, evidenced in elevated criticized loan levels within the energy portfolio. (See “—Asset Quality). Our total allowance for credit losses increased $10.9 million, or 13.3%, from $82.3 million at December 31, 2016 to $93.2 million at June 30, 2017, and represented approximately 1.2% of total loans at June 30, 2017 and 1.1% at December 31, 2016.

Total deposits decreased $86.4 million , or 1.1%, to $7.9 billion at June 30, 2017, from $8.0 billion at December 31, 2016 as a result of our brokered deposits declining $299 million. Over the same period, noninterest-bearing deposits increased $17 million, or 0.9%, and comprised 23.4% and 23.0% of total deposits at June 30, 2017 and December 31, 2016, respectively. Interest-bearing deposits decreased $103 million, or 1.7%, and comprised 76.6% and 77.0% of total deposits at June 30, 2017 and December 31, 2016, respectively, due to a decline in brokered deposits of $299 million.

Overall, our Tier 1 leverage ratio increased 211 basis points, total risk-based capital ratio increased 219 basis points and Tier 1 risk-based capital ratio increased 212 basis points from December 31, 2016. The increases are primarily due to our initial public offering which occurred in April 2017.  We met all capital adequacy requirements and the Bank continued to meet the minimum requirements to be considered well-capitalized under regulatory guidelines as of June 30, 2017.

Results of Operations

Earnings

We reported net income for the three and six months ended June 30, 2017 of $29.0 million and $55.1 million, respectively, compared to $14.8 million and $30.2 million for the three and six months ended June 30, 2016, respectively. The following table presents key earnings data for the periods indicated:

Table 2 – Key Earnings Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Net income	$28,968	$14,840	$55,085	$30,181
Net income per common share
- basic (1)	0.35	0.20	0.70	0.40
- diluted (4)	0.35	0.20	0.70	0.40
Net interest margin	3.71%	3.32%	3.58%	3.32%
Net interest spread	3.42	3.10	3.32	3.10
Return on average assets(2)	1.19	0.65	1.14	0.67
Return on average equity(2)	9.29	5.47	9.48	5.62
Return on average tangible common equity(2)(3)	12.63	7.90	13.23	8.17

(1)	75 million of our outstanding shares are owned by our parent holding company Cadence Bancorp, LLC.
(2)	Annualized for the three and six months ended June 30, 2017 and 2016.
(3)	Considered a non-GAAP financial measure. See “Table 33 - Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(4)

Includes common stock equivalents (“CSE”) of 32,389 and 258,375 for the three months ended June 30, 2017 and 2016, and 352,795 and 258,375 for the six months ended June 30, 2017 and 2016, respectively.

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

 Table 3 – ACI Interest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Scheduled accretion for the period	$6,075	$8,028	$12,406	$16,728
Recovery income for the period	4,450	1,203	5,060	3,372
Total interest realized on the ACI portfolio	$10,525	$9,231	$17,466	$20,100
Yield on ACI Portfolio
Scheduled accretion for the period	8.09%	8.34%	8.10%	8.36%
Recovery income for the period	5.93	1.25	3.31	1.68
Total yield on the ACI portfolio	14.02%	9.59%	11.41%	10.04%

As of June 30, 2017 the weighted average contractual interest rate on the remaining active ACI portfolio loans was approximately 4.66%.

The following table is a rollforward of the accretable difference on our ACI portfolio for the periods indicated:

Table 4 - Accretable Difference Rollforward

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Balance at beginning of period	$93,115	$115,526	$98,728	$122,791
Decreases from accretion, maturities/payoffs, foreclosures and charge-offs	(10,332)	(11,574)	(19,309)	(23,137)
Reclass from nonaccretable difference	3,005	4,020	6,369	8,318
Balance at end of period	$85,788	$107,972	$85,788	$107,972

Three Months Ended June 30, 2017 and 2016

Our net interest income, fully-tax equivalent (FTE), for the three months ended June 30, 2017 and 2016 was $84.2 million and $70.3 million, respectively, an increase of $13.9 million. Our net interest margin for the three months ended June 30, 2017 and 2016 was 3.71% and 3.32%, respectively, an increase of 39 basis points. The yield on our total loan portfolio increased 50 basis points to 4.74% for the three months ended June 30, 2017 compared to 4.24% for the three months ended June 30, 2016 due to an increase in the rate and volume of our originated portfolio and higher recovery income on the ACI portfolio. The following table sets forth, on a tax equivalent basis, the components of our net interest income with the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three months ended June 30, 2017:

Table 5- Rate/Volume Analysis

	Three Months Ended June 30,
	2017 vs. 2016
	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2017	2016	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated and ANCI loans	$79,904	$66,444	$13,460	$7,703	$5,757
ACI portfolio	10,525	9,231	1,294	3,649	(2,355)
Interest on securities:
Taxable	4,178	4,169	9	240	(231)
Tax-exempt (2)	5,208	3,003	2,205	143	2,062
Interest on fed funds and short-term investments	688	493	195	178	17
Interest on other investments	695	632	63	50	13
Total interest income	101,198	83,972	17,226	11,963	5,263
Expense from interest-bearing liabilities:
Interest on demand deposits	6,354	4,086	2,268	1,906	362
Interest on savings deposits	119	105	14	9	5
Interest on time deposits	5,298	4,360	938	1,124	(186)
Interest on other borrowings	2,896	2,842	54	75	(21)
Interest on subordinated debentures	2,324	2,279	45	30	15
Total interest expense	16,991	13,672	3,319	3,144	175
Net interest income	$84,207	$70,300	$13,907	$8,819	$5,088

(1)	The change in interest income due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
(2)	Interest income and yields are presented on a tax equivalent basis using a Federal tax rate of 35% on our state, county and municipal investment portfolios.

Our total interest income (FTE) for the three months ended June 30, 2017 totaled $101.2 million compared to $84.0 million in the three months ended June 30, 2016. This increase is primarily the result of an increase in the volume and yield of our originated loans, recovery income on our ACI portfolio and an increase in the volume of our investment portfolio. The yield on our originated loan portfolio reflects an increase in LIBOR rates in our loan portfolio. We also increased the level of our investments in tax-exempt securities which increased the interest income volume on our investment securities portfolio.

The following table presents a comparison of loan portfolio yield for the three months ended June 30, 2017 and 2016:

Table 6 - Loan Portfolio Yield

	Three Months Ended
	June 30, 2017			June 30, 2016
	Average	Interest		Average	Interest
(In thousands)	Balance	Income	Yield	Balance	Income	Yield
Loans, net of unearned income
Originated loans	$7,146,663	$77,088	4.33%	$6,524,760	$62,806	3.87%
ANCI loans	202,269	2,816	5.58	268,568	3,638	5.45
ACI Loans	301,116	10,525	14.02	387,029	9,231	9.59
Total loans	$7,650,048	$90,429	4.74%	$7,180,357	$75,675	4.24%

The yield on our ACI portfolio fluctuates due to the volume and timing of cash flows received or expected to be received. The yield on our ACI portfolio for the three months ended June 30, 2017 was 14.02% compared to 9.59% for the three months ended June 30, 2016. During the three months ended June 30, 2017, interest income on the ACI portfolio included $4.5 million in recovery income, compared to $1.2 million in the three months ended June 30, 2016. These amounts were realized on certain individual loans that were settled before expected, or where we received amounts above our estimates. Excluding these amounts, the yield on our ACI loans would have been 8.09% for the three months ended June 30, 2017 compared to 8.34% for the three months ended June 30, 2016. Our total loan yield, excluding these amounts, would have been 4.51% and 4.17% for the three months ended June 30, 2017 and 2016, respectively.

Our interest expense for the three months ended June 30, 2017 and 2016 was $17.0 million and $13.7 million, respectively, an increase of $3.3 million. This increase is primarily related to the impact of higher market rates on our interest bearing demand accounts and time deposits. Our cost of interest bearing deposits increased to 0.77% for the three months ended June 30, 2017 compared to 0.59% for the three months ended June 30, 2016.  Our cost of borrowings for the three months ended June 30, 2017 and 2016 was 4.10% and 4.02%, respectively, and is primarily related to increases in LIBOR rates from the prior period.

The following table presents, on a tax equivalent basis, for the three months ended June 30, 2017 and 2016, our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis, except for ACI loans, which is a monthly average.

Table 7 – Average Balances, Net Interest Income and Interest Yields/Rates

	Three Months Ended June 30,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)
Originated and ANCI loans	$7,348,932	$79,904	4.36%	$6,793,328	$66,444	3.93%
ACI portfolio	301,116	10,525	14.02	387,029	9,231	9.59
Total loans	7,650,048	90,429	4.74	7,180,357	75,675	4.24
Investment securities
Taxable	688,464	4,178	2.43	729,213	4,169	2.30
Tax-exempt (2)	410,843	5,208	5.08	248,384	3,003	4.86
Total investment securities	1,099,307	9,386	3.42	977,597	7,172	2.95
Federal funds sold and short-term investments	312,287	688	0.88	302,508	493	0.66
Other investments	50,064	695	5.57	49,070	632	5.18
Total interest-earning assets	9,111,706	101,198	4.45	8,509,532	83,972	3.97
Noninterest-earning assets:
Cash and due from banks	59,220			50,196
Premises and equipment	65,392			69,920
Accrued interest and other assets	640,403			628,716
Allowance for credit losses	(90,366)			(91,211)
Total assets	$9,786,355			$9,167,153

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$4,232,497	$6,354	0.60%	$3,913,639	$4,086	0.42%
Savings deposits	186,307	119	0.26	179,079	105	0.24
Time deposits	1,676,170	5,298	1.27	1,747,641	4,360	1.00
Total interest-bearing deposits	6,094,974	11,771	0.77	5,840,359	8,551	0.59
Other borrowings	375,681	2,896	3.09	378,919	2,842	3.02
Subordinated debentures	134,692	2,324	6.92	133,918	2,279	6.84
Total interest-bearing liabilities	6,605,347	16,991	1.03	6,353,196	13,672	0.87
Noninterest-bearing liabilities:
Demand deposits	1,845,447			1,655,761
Accrued interest and other liabilities	84,344			66,162
Total liabilities	8,535,138			8,075,119
Shareholders' equity	1,251,217			1,092,034
Total liabilities and shareholders' equity	$9,786,355			$9,167,153
Net interest income/net interest spread		84,207	3.42%		70,300	3.10%
Net yield on earning assets/net interest margin			3.71%			3.32%
Taxable equivalent adjustment:
Investment securities		(1,823)			(1,051)
Net interest income		$82,384			$69,249

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2)	Interest income and yields are presented on a taxable equivalent basis using a tax rate of 35%.

Six months ended June 30, 2017 and 2016

Our net interest income, fully-tax equivalent (FTE), for the six months ended June 30, 2017 and 2016 was $160.8 million and $138.3 million, respectively, an increase of $22.5 million. Our net interest margin for the six months ended June 30, 2017 and 2016 was 3.58% and 3.32%, respectively, an increase of 26 basis points. The yield on our total loan portfolio increased 29 basis points to 4.54% for the six months ended June 30, 2017 compared to 4.25% for the six months ended June 30, 2016 due to an increase in the rate and volume of our originated portfolio and a decline in volume of our higher yielding ACI portfolio. The following table sets forth, on a tax equivalent basis, the components of our net interest income with the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the six months ended June 30, 2017:

	Six Months Ended June 30,
	2017 vs. 2016
	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2017	2016	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated and ANCI loans	$153,773	$129,336	$24,437	$11,973	$12,464
ACI portfolio	17,466	20,100	(2,634)	2,474	(5,108)
Interest on securities:
Taxable	8,479	8,554	(75)	33	(108)
Tax-exempt (2)	10,460	4,980	5,480	251	5,229
Interest on fed funds and short-term investments	1,113	974	139	308	(169)
Interest on other investments	1,364	1,327	37	(18)	55
Total interest income	192,655	165,271	27,384	15,021	12,363
Expense from interest-bearing liabilities:
Interest on demand deposits	11,886	8,364	3,522	2,713	809
Interest on savings deposits	231	202	29	20	9
Interest on time deposits	9,419	8,191	1,228	1,387	(159)
Interest on other borrowings	5,698	5,691	7	(319)	326
Interest on subordinated debentures	4,618	4,565	53	32	21
Total interest expense	31,852	27,013	4,839	3,833	1,006
Net interest income	$160,803	$138,258	$22,545	$11,188	$11,357

Our total interest income (FTE) for the six months ended June 30, 2017  totaled $192.7 million compared to $165.3 million in the  six months ended June 30, 2016. This increase is primarily the result of an increase in the volume and yield of our originated loans offset by declines in the volume and yield of our ACI portfolio and an increase in the volume of our investment portfolio. The yield on our originated loan portfolio reflects the increase in LIBOR rates in our loan portfolio. We also increased the level of our investments in tax-exempt securities which increased the interest income volume on our investment securities portfolio.

The following table presents a comparison of loan portfolio yield for the six months ended June 30, 2017 :

	Six Months Ended
	June 30, 2017			June 30, 2016
	Average	Interest		Average	Interest
(In thousands)	Balance	Income	Yield	Balance	Income	Yield
Loans, net of unearned income
Originated loans	$7,081,941	$148,119	4.22%	$6,393,142	$121,875	3.83%
ANCI loans	210,113	5,654	5.43	275,835	7,461	5.44
ACI Loans	308,807	17,466	11.41	402,487	20,100	10.04
Total loans	$7,600,861	$171,239	4.54%	$7,071,464	$149,436	4.25%

The yield on our ACI portfolio fluctuates due to the volume and timing of cash flows received or expected to be received. The yield on our ACI portfolio for the six months ended June 30, 2017 was 11.41% compared to 10.04% for the six months ended June 30, 2016. During the six months ended June 30, 2017, interest income on the ACI portfolio included $5.1 million in recovery income, compared to $3.4 million in the six months ended June 30, 2016. These amounts were realized on certain individual loans that were settled before expected, or where we received amounts above our estimates. Excluding these amounts, the yield on our ACI loans would have been 8.10% for the six months ended June 30, 2017 compared to 8.36% for the six months ended June 30, 2016. Our total loan yield, excluding these amounts, would have been 4.41% and 4.15% for the six months ended June 30, 2017 and 2016 , respectively.

Our interest expense for the six months ended June 30, 2017 and 2016 was $31.9 million and $27.0 million, respectively, an increase of $4.8 million. This increase is primarily related to the impact of higher market rates on our interest bearing demand accounts and time deposits. Our cost of interest bearing deposits increased to 0.71% for the six months ended June 30, 2017 compared to 0.58% for the six months ended June 30, 2016. Our cost of borrowings was 4.22% and 4.37% for the six months ended June 30, 2017 and 2016, respectively.  The decline reflects our purchase of senior debt, offset by increases in FHLB advances.

The following table presents, on a tax equivalent basis, for the six months ended June 30, 2017 and 2016, our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis, except for ACI loans, which is a monthly average.

	Six Months Ended June 30,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)
Originated and ANCI loans	$7,292,054	$153,773	4.25%	$6,668,977	$129,336	3.90%
ACI portfolio	308,807	17,466	11.41	402,487	20,100	10.04
Total loans	7,600,861	171,239	4.54	7,071,464	149,436	4.25
Investment securities
Taxable	705,371	8,479	2.42	713,689	8,554	2.41
Tax-exempt (2)	406,799	10,460	5.19	202,187	4,980	4.95
Total investment securities	1,112,170	18,939	3.43	915,876	13,534	2.97
Federal funds sold and short-term investments	288,453	1,113	0.75	341,348	974	0.57
Other investments	49,061	1,364	5.61	46,965	1,327	5.68
Total interest-earning assets	9,050,545	192,655	4.29	8,375,653	165,271	3.97
Noninterest-earning assets:
Cash and due from banks	56,351			49,800
Premises and equipment	65,843			70,162
Accrued interest and other assets	642,391			633,191
Allowance for credit losses	(86,335)			(86,399)
Total assets	$9,728,795			$9,042,407

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$4,343,503	$11,886	0.55%	$3,976,291	$8,364	0.42%
Savings deposits	184,289	231	0.25	177,006	202	0.23
Time deposits	1,603,201	9,419	1.18	1,635,154	8,191	1.01
Total interest-bearing deposits	6,130,993	21,536	0.71	5,788,451	16,757	0.58
Other borrowings	358,173	5,698	3.21	337,643	5,691	3.39
Subordinated debentures	134,600	4,618	6.92	133,813	4,565	6.86
Total interest-bearing liabilities	6,623,766	31,852	0.97	6,259,907	27,013	0.87
Noninterest-bearing liabilities:
Demand deposits	1,851,518			1,635,205
Accrued interest and other liabilities	82,007			66,621
Total liabilities	8,557,291			7,961,733
Shareholders' equity	1,171,504			1,080,674
Total liabilities and shareholders' equity	$9,728,795			$9,042,407
Net interest income/net interest spread		160,803	3.32%		138,258	3.10%
Net yield on earning assets/net interest margin			3.58%			3.32%
Taxable equivalent adjustment:
Investment securities		(3,661)			(1,743)
Net interest income		$157,142			$136,515

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2)	Interest income and yields are presented on a taxable equivalent basis using a tax rate of 35%.

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

The provision for credit losses totaled $6.7 million and $12.5 million for the three and six months ended June 30, 2017, compared to $14.5 million and $24.9 million for the three and six months ended June 30, 2016. The following is a summary of our provision for credit losses for the periods indicated presented by originated, ANCI and ACI portfolios:

Table 8 – Provision for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Originated Loans
Commercial and industrial	$3,884	$13,183	$9,088	$23,835
Commercial real estate	2,428	324	2,753	1,708
Consumer	493	873	944	1,127
Small business	13	1,441	219	1,662
Total originated loans	6,818	15,821	13,004	28,332
ANCI Loans
Commercial and industrial	578	(138)	608	(163)
Commercial real estate	(40)	63	(42)	26
Consumer	(68)	77	8	155
Small business	11	20	(155)	(13)
Total ANCI	481	22	419	5
ACI Loans
Commercial and industrial	(46)	(174)	(183)	(2,140)
Commercial real estate	203	(334)	318	(113)
Consumer	(755)	(864)	(1,071)	(1,141)
Small business	—	—	—	—
Total ACI	(598)	(1,372)	(936)	(3,394)
Total Loans
Commercial and industrial	4,416	12,871	9,513	21,532
Commercial real estate	2,591	53	3,029	1,621
Consumer	(330)	86	(119)	141
Small business	24	1,461	64	1,649
Total provision for credit losses	$6,701	$14,471	$12,487	$24,943

Our originated loan portfolio is categorized into specific risk segments that are subject to estimated loss rates according to their respective segment and risk rating. The primary driver of the originated ACL is the underlying credit quality of the loans, which have seen credit risk migration trends as the portfolio has become more seasoned and as our energy segments have experienced stress from lower oil and gas prices. We recognized $6.7 million and $12.5 million in provision during the three and six months ended June 30, 2017, respectively, which included $6.8 million and $13.0 million provision related to the originated portfolio. The $6.8 million and $13.0 million in originated loan provision for the three and six months ended June 30, 2017 is primarily attributable to loan growth, credit migration and qualitative factors within the originated General C&I and CRE portfolios, specific impairments within our energy Exploration and Production credits and a $2.6 million charge-off in the Exploration and Production portfolio during the second quarter of 2017.

The $14.5 million and $24.9 million provision expense recorded for the three and six months ended June 30, 2016 included $15.8 million and $28.3 million on the originated portfolio which was primarily due to loan growth, credit migration in our energy-related credits and the charge-offs of approximately $12.2 million of a single credit in the healthcare segment and approximately $5.5 million in two energy related credits in the second quarter of 2016, partially offset by recoveries.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of income generated from the services we provide our customers.

Noninterest income totaled $23.0 million and $47.1 million for the three and six months ended June 30, 2017, compared to $23.1 million and $43.3 million for the three and six months ended June 30, 2016. The increase in our service fees and revenue is primarily attributable to investment advisory revenue, trust services income, service charges on deposits, and income from bank-owned life insurance.

The following table compares noninterest income for the three and six months ended June 30, 2017 and 2016:

Table 9 – Noninterest Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Investment advisory revenue	$5,061	$4,653	8.8%	$9,977	$9,257	7.8%
Trust services revenue	4,584	3,971	15.4	9,815	8,041	22.1
Service charges on deposit accounts	3,784	3,270	15.7	7,599	6,624	14.7
Credit-related fees	2,741	2,506	9.4	5,488	5,180	5.9
Insurance revenue	1,828	1,953	(6.4)	3,957	4,276	(7.5)
Bankcard fees	1,862	1,777	4.8	3,674	3,506	4.8
Mortgage banking revenue	1,213	1,101	10.2	2,079	2,185	(4.9)
Other service fees earned	1,071	816	31.3	2,043	1,466	39.4
Total service fees and revenue	22,144	20,047	10.5	44,632	40,535	10.1
Securities (losses) gains, net	(244)	1,019	NM	(163)	1,083	NM
Other	1,089	2,039	NM	2,625	1,633	NM
Total other noninterest income	845	3,058	(72.4)	2,462	2,716	(9.4)
Total noninterest income	$22,989	$23,105	(0.5)%	$47,094	$43,251	8.9%

NM – Not meaningful.

Investment Advisory Revenue. Our investment advisory revenue is comprised largely of investment management and financial planning revenues generated through our subsidiary Linscomb & Williams, Inc. (“L&W”). The 8.8% and 7.8% increase in investment advisory revenue for the three and six months ended June 30, 2017, respectively, to $5.1 million and $10.0 million, respectively, was mostly due to growth in assets under management due to both new customer origination and market improvements.

Trust Services Revenue. We earn fees from our customers for trust services. For the three months ended June 30, 2017 and 2016, trust fees totaled $4.6 million and $4.0 million, respectively, an increase of $0.6 million, or 15.4%. For the six months ended June 30, 2017 and 2016, trust fees totaled $9.8 million and $8.0 million, respectively, an increase of $1.8 million, or 22.1%. The increase was primarily due to growth in trust assets under management and through customer expansion.

Service Charges on Deposit Accounts. We earn fees from our customers for deposit-related services. For the three months ended June 30, 2017 and 2016, service charges and fees totaled $3.8 million and $3.3 million, which is an increase of 15.7%.  For the six months ended June 30, 2017 and 2016, service charges and fees totaled $7.6 million and $6.6 million, which is an increase of 14.7%. The increase was largely due to an increase in account analysis fees.

Credit-Related Fees. Our credit-related fees primarily include fees related to credit advisory services, unfunded commitment fees and letter of credit fees. For the three and six months ended June 30, 2017, credit-related fees increased 9.4% and 5.9%, respectively, to $2.7 million and $5.5 million, respectively, compared to $2.5 million and $5.2 million for the three and six months ended June 30, 2016, primarily as a result of an increase in unfunded commitment, capital market and letter of credit fees.

Insurance Revenue. Our insurance revenue is comprised primarily of insurance commissions generated through our wholly-owned subsidiary, Cadence Insurance. Our insurance revenue was $1.8 million and $4.0 million for the three and six months ended June 30, 2017 compared to $2.0 million and $4.3 million for the same periods in 2016, a decrease of 6.4% and 7.5%, respectively, primarily as a result of lower contingent commissions from insurance carriers received in the first quarter of each year.

Bankcard Fees. Our bankcard fees are comprised primarily of automated teller machine (“ATM”) network fees and debit card revenue. Our bankcard fees of $1.9 million and $3.7 million for the three and six months ended June 30, 2017, respectively, increased 4.8% and 4.8%, respectively, compared to same periods in 2016, primarily due to increased volume and customer expansion.

Mortgage Banking Revenue. Our mortgage banking revenue is comprised primarily of mortgage loan sales and servicing income. The increase of $0.1 million, or 10.2%, for the three months ended June 30, 2017 was mostly due to higher service release premiums, offset by decreased volumes.  The decline of $0.1 million, or 4.9%, for the six months ended June 30, 2017 was mostly due to lower gains related to decreased volumes.

Other Service Fees. Our other service fees primarily include retail services fees. For the three and six months ended June 30, 2017, other service fees totaled $1.1 million and $2.0 million, respectively. The increase over the three and six months ended June 30, 2016 was largely due to an increase in foreign exchange income.

Other Income. The decline in other income during the three-month period ended June 30, 2017 compared to 2016 is related to the effects of hedge accounting that occurred in 2016. The increase in other income for the six months ended June 30, 2017 compared to 2016 is primarily related to income on bank-owned life insurance and the increase in equity investments in certain limited partnership investments, partially offset by a decline in the estimated fair value of a net profits interests in oil and gas reserves due to lower forecasted production.

Noninterest Expenses

The following table compares noninterest expense for the three and six months ended June 30, 2017 and 2016:

Table 10 – Noninterest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Noninterest Expenses
Salaries and employee benefits	$34,682	$33,033	5.0%	$68,949	$65,843	4.7%
Premises and equipment	7,180	6,626	8.4	13,873	13,377	3.7
Intangible asset amortization	1,190	1,659	(28.3)	2,431	3,370	(27.9)
Net cost of operation of other real estate owned	427	107	299.1	723	790	(8.5)
Data processing	1,702	1,594	6.8	3,398	2,983	13.9
Special asset expenses	469	392	19.6	610	352	73.3
Consulting and professional fees	1,502	1,092	37.5	2,641	2,401	10.0
Loan related expenses	757	744	1.7	1,037	1,181	(12.2)
FDIC insurance	954	2,292	(58.4)	2,447	3,799	(35.6)
Communications	675	721	(6.4)	1,330	1,379	(3.6)
Advertising and public relations	499	338	47.6	844	722	16.9
Legal expenses	508	978	(48.1)	940	1,722	(45.4)
Branch closure expenses	47	75	(37.3)	94	139	(32.4)
Other	5,542	6,217	(10.9)	11,138	11,852	(6.0)
Total	$56,134	$55,868	0.5%	$110,455	$109,910	0.5%

NM – Not meaningful.

Noninterest expense was $56.1 million and $110.5 million for the three and six months ended June 30, 2017, respectively, compared to $55.9 million and $109.9 million for the three and six months ended June 30, 2016, respectively. The slight increase of $0.3 million and $0.5 million, or 0.5% and 0.5%, respectively, for the three and six months ended June 30, 2017, compared to the same periods in 2016 reflects our broad efforts to manage expenses.

Salaries and Employee Benefits. Salaries and employee benefit costs are the largest component of noninterest expense and include employee payroll expense, incentive compensation, health insurance, benefit plans and payroll taxes. Salaries and employee benefits increased $1.6 million and $3.1 million, or 5.0% and 4.7%, for the three and six months ended June 30, 2017, respectively, compared to 2016, largely due to short and long-term incentive costs as salary expense remained relatively level. The increase in long-term incentive costs is related to a higher corporate valuation and the short-term incentive is related to business growth. The following table provides additional detail of our salaries and employee benefits expense for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Salaries and employee benefits
Regular compensation	$21,176	$19,919	$41,259	$40,749
Incentive compensation	8,802	8,983	17,269	14,900
Taxes and employee benefits	4,704	4,131	10,421	10,194
Total salaries and employee benefits	$34,682	$33,033	$68,949	$65,843

Premises and Equipment. Rent, depreciation and maintenance costs comprise the majority of premises and equipment expenses, which increased $554 thousand and $496 thousand, or 8.4% and 3.7%, for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016. This increase includes the increase in certain maintenance costs and the effect of a one-time lease termination credit recognized in 2016.

Intangible Asset Amortization. In conjunction with our previous acquisitions, we recorded core deposit and other customer intangible assets of approximately $66.0 million, which are being amortized on an accelerated basis over a seven- to ten-year period.

Net Cost of Operation of Other Real Estate Owned. Net cost of operation of other real estate owned primarily represents our gains (losses) on other real estate owned resulting from the sale or write-down of foreclosed property. During the three and six months ended June 30, 2017, we had net losses (gains) from the sale/write-down of foreclosed properties totaling $175 thousand and $292 thousand, respectively, compared to $(202) thousand and $486 thousand for the three and six months ended June 30, 2016, respectively. Our other costs of operations continue to decline as the volume and complexity of these properties diminishes. See “—Nonperforming Assets” for detail of foreclosed properties as of June 30, 2017.

Data Processing. Data processing expense for our operating systems totaled $1.7 million and $3.4 million for the three and six months ended June 30, 2017, respectively, compared to $1.6 million and $3.0 million for the three and six months ended June 30, 2016, an increase of 6.8% and 13.9%, respectively.  The increases reflect growth in our business as well as implementations and enhancement of various technologies.

Special Asset Expenses. Special asset expenses include costs related to the management and resolution of our loan portfolio. For the three and six months ended June 30, 2017, special asset expenses were $469 thousand and $610 thousand, respectively. Our special asset expenses have been steadily declining and while these costs can fluctuate between periods, we expect these expenses to remain low in the foreseeable future.

Consulting and Professional Services. Consulting and professional services expenses include consulting, audit and professional fees paid to external parties. For the three and six months ended June 30, 2017, our consulting and professional services increased $410 thousand and $240 thousand, respectively, or 37.5% and 10.0%, respectively, compared to the three and six months ended June 30, 2016 as a result of the engagement of outside consultants related to regulatory compliance and additional costs of being a public company.

Loan-Related Expenses. Loan-related expenses include costs related to maintaining our various loan portfolios. For the three and six months ended June 30, 2017, our loan-related expenses totaled $0.8 million and $1.0 million, respectively, compared to $0.7 million and $1.2 million for the three and six months ended June 30, 2016, respectively. The increase is related to insurance costs on serviced loans and may fluctuate between periods.

FDIC Insurance. We are subject to risk-based assessment fees by the FDIC for deposit insurance. For the three and six months ended June 30, 2017 and 2016, FDIC insurance expense declined due to the increase in our levels of capital, and the reduction in our nonperformimg loans and brokered deposits .

Communications. Communications expenses include expenses related to both voice and data communications. During the three and six months ended June 30, 2017, our communications expenses declined slightly to $0.7 million and $1.3 million from $0.7 million and $1.4 million for the three and six months ended June 30, 2016, led by favorable contracting terms.

Advertising and Public Relations. Advertising and public relations expenses for the three and six months ended June 30, 2017 increased $161 thousand and $122 thousand, respectively, or 47.6% and 16.9%, respectively. The increases were driven by overall business growth as well as our initial public offering in April 2017. Our advertising and public relations expenses are seasonal and can fluctuate between quarters.

Legal Expenses. Our legal expenses include fees paid to outside counsel related to general legal matters as well as loan resolutions. For the three and six months ended June 30, 2017, our legal fees decreased $470 thousand and $782 thousand, respectively, or 48.1% and 45.4%, respectively, compared to the three and six months ended June 30, 2016, primarily due to reduced general litigation expenses.

Branch Closure Expenses. During 2017 and 2016, we incurred certain trailing costs related to branch closures.

Other. These expenses include costs for insurance, supplies, education and training, and other operational expenses. For the three and six months ended June 30, 2017, other noninterest expenses declined 10.9% and 6.0% compared to the three and six months ended June 30, 2016, respectively.

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2017 was $13.6 million and $26.2 million, respectively, compared to $7.2 million and $14.7 million for the three and six months ended June 30, 2016. The effective tax rate was 31.9% and 32.2% for the three and six months ended June 30, 2017, respectively, compared to 32.6% and 32.8% for the three and six months ended June 30, 2016. The decrease in the effective tax rate for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 was primarily driven by an increase in tax-exempt interest income.

Our effective tax rate is impacted by pre-tax income, tax-exempt income, and the increase in the cash surrender value of bank-owned life insurance. The effective tax rate is also affected by discrete items that may occur in any given period, but are not consistent from period-to-period, which may impact the comparability of the effective tax rate between periods.

Financial Condition

The following table summarizes selected components of our balance sheet as of the periods indicated.

Table 11 – Selected Balance Sheet Data

	As of		Average Balance
(In thousands)	June 30, 2017	December 31, 2016	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Total assets	$9,811,557	$9,530,888	$9,786,355	$9,728,795	$9,271,629
Total interest-earning assets	9,122,860	8,832,706	9,111,706	9,050,545	8,602,985
Total interest-bearing liabilities	6,571,839	6,507,506	6,605,347	6,623,766	6,419,582
Short-term and other investments	276,122	242,401	362,351	337,514	415,033
Securities available for sale	1,079,935	1,139,347	1,099,307	1,112,170	1,001,317
Loans, net of unearned income	7,716,621	7,432,711	7,650,048	7,600,861	7,186,635
Goodwill	317,817	317,817	317,817	317,817	317,817
Noninterest bearing deposits	1,857,809	1,840,955	1,845,447	1,851,518	1,688,405
Interest bearing deposits	6,072,574	6,175,794	6,094,974	6,130,993	5,966,897
Borrowings and subordinated debentures	499,266	331,712	510,373	492,773	452,685
Shareholders' equity	1,304,054	1,080,498	1,251,217	1,171,504	1,093,604

Investment Portfolio

Our available-for-sale securities portfolio decreased $59.4 million, or 5.2%, to $1.08 billion at June 30, 2017, from $1.14 billion at December 31, 2016. At June 30, 2017, our investment security portfolio was 11.8% of our total interest-earning assets and produced an average taxable equivalent yield of 3.42% and 3.43% for the three and six months ended June 30, 2017.

The following table sets forth the fair value of the available-for-sale securities at the dates indicated:

Table 12 –Investment Portfolio

	June 30,	December 31,	Percent Change
(In thousands)	2017	2016	2017 vs 2016
Investment securities available for sale:
U.S. Treasury securities	$97,598	$96,785	0.8%
U.S. Agency securities	88,350	97,528	(9.4)
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS):
Residential pass-through:
Guaranteed by GNMA	119,835	153,153	(21.8)
Issued by FNMA and FHLMC	252,129	265,328	(5.0)
Other residential mortgage-backed securities	44,484	47,561	(6.5)
Commercial mortgage-backed securities	61,369	62,613	(2.0)
Total MBS	477,817	528,655	(9.6)
State, county and municipal securities	410,423	410,812	(0.1)
Other securities	5,747	5,567	3.2
Total investment securities available for sale	$1,079,935	$1,139,347	(5.2)%

The following table summarizes the investment securities with unrealized losses at June 30, 2017 by aggregated major security type and length of time in a continuous unrealized loss position:

Table 13 –Unrealized Losses in the Investment Portfolio

	June 30, 2017
	Less than 12 Months		More than 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily Impaired
U.S. Treasury securities	$97,598	$3,058	$—	$—	$97,598	$3,058
U.S. Agency securities	3,669	7	32,088	118	35,757	125
Mortgage-backed securities:
Residential pass-through	224,611	3,148	15,076	134	239,687	3,282
Other residential mortgage-backed securities	3,092	13	16,359	765	19,451	778
Commercial mortgage-backed securities	61,369	3,781	—	—	61,369	3,781
Total MBS	289,072	6,942	31,435	899	320,507	7,841
State, county and municipal securities	268,162	14,756	1,125	63	269,287	14,819
Equity securities	—	—	4,285	138	4,285	138
Total temporarily impaired securities	$658,501	$24,763	$68,933	$1,218	$727,434	$25,981

None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption of the obligations. We have adequate liquidity, no plans to sell securities and the ability and intent to hold securities to maturity resulting in full recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Loan Portfolio

We originate commercial and industrial loans, commercial real estate loans (including construction loans), residential mortgages and other consumer loans. A strong emphasis is placed on the commercial portfolio, consisting of commercial and industrial and commercial real estate loan types, with over 76% of the portfolio residing in these loan types as of June 30, 2017. Our commercial portfolio is further diversified by industry concentration and includes loans to clients in specialized industries, including restaurant, healthcare and technology. Additional commercial lending activities include energy, construction, general corporate loans, business banking and community banking loans. Mortgage, wealth management and retail make up the majority of the consumer portfolio.

The following tables present total loans outstanding by portfolio component and class of financing receivable as of June 30, 2017 and December 31, 2016. The tables below are presented using a risk-based perspective of the loan portfolio. Total loan balances include ANCI loans, originated loans and ACI loans combined. Subsequent tables present the ANCI, ACI and originated loans separately.

Table 14 –Loan Portfolio

	Total Loans		Change
(In thousands)	June 30, 2017	December 31, 2016	Q2 2017 vs YE 2016	Percent
Commercial and Industrial
General C&I	$2,476,493	$2,416,665	$59,828	2.48%
Energy sector	902,265	939,369	(37,104)	(3.95)
Restaurant industry	985,218	864,085	121,133	14.02
Healthcare	387,832	445,103	(57,271)	(12.87)
Total commercial and industrial	4,751,808	4,665,222	86,586	1.86
Commercial Real Estate
Income producing	1,104,283	1,001,703	102,580	10.24
Land and development	46,005	71,004	(24,999)	(35.21)
Total commercial real estate	1,150,288	1,072,707	77,581	7.23
Consumer
Residential real estate	1,563,693	1,457,170	106,523	7.31
Other	67,499	68,689	(1,190)	(1.73)
Total consumer	1,631,192	1,525,859	105,333	6.90
Small Business Lending	207,204	193,641	13,563	7.00
Total (Gross of Unearned Discount and Fees)	7,740,492	7,457,429	283,063	3.80
Unearned Discount and Fees	(23,871)	(24,718)	847	(3.43)
Total (Net of Unearned Discount and Fees)	$7,716,621	$7,432,711	$283,910	3.82%

	Total Originated loans		Change
(In thousands)	June 30, 2017	December 31, 2016	Q2 2017 vs YE 2016	Percent
Commercial and Industrial
General C&I	$2,398,255	$2,337,364	$60,891	2.61%
Energy sector	902,265	939,369	(37,104)	(3.95)
Restaurant industry	985,218	864,085	121,133	14.02
Healthcare	378,650	434,663	(56,013)	(12.89)
Total commercial and industrial	4,664,388	4,575,481	88,907	1.94
Commercial Real Estate
Income producing	999,245	886,676	112,569	12.70
Land and development	43,846	67,555	(23,709)	(35.10)
Total commercial real estate	1,043,091	954,231	88,860	9.31
Consumer
Residential real estate	1,272,900	1,125,048	147,852	13.14
Other	63,175	59,819	3,356	5.61
Total consumer	1,336,075	1,184,867	151,208	12.76
Small Business Lending	196,922	184,483	12,439	6.74
Total (Gross of Unearned Discount and Fees)	7,240,476	6,899,062	341,414	4.95
Unearned Discount and Fees	(20,137)	(20,417)	280	(1.37)
Total (Net of Unearned Discount and Fees)	$7,220,339	$6,878,645	$341,694	4.97%
Percent to total loans	93.57%	92.55%

	Total ANCI loans		Change
(In thousands)	June 30, 2017	December 31, 2016	Q2 2017 vs YE 2016	Percent
Commercial and Industrial
General C&I	$49,880	$47,592	$2,288	4.81%
Energy sector	—	—	—	—
Restaurant industry	—	—	—	—
Healthcare	2,909	4,102	(1,193)	(29.08)
Total commercial and industrial	52,789	51,694	1,095	2.12
Commercial Real Estate
Income producing	15,129	18,354	(3,225)	(17.57)
Land and development	1,600	1,952	(352)	(18.03)
Total commercial real estate	16,729	20,306	(3,577)	(17.62)
Consumer
Residential real estate	123,977	145,747	(21,770)	(14.94)
Other	2,941	7,180	(4,239)	(59.04)
Total consumer	126,918	152,927	(26,009)	(17.01)
Small Business Lending	10,282	9,158	1,124	12.27
Total (Gross of Unearned Discount and Fees)	206,718	234,085	(27,367)	(11.69)
Unearned Discount and Fees	(3,734)	(4,301)	567	(13.18)
Total (Net of Unearned Discount and Fees)	$202,984	$229,784	$(26,800)	(11.66)%
Percent to total loans	2.63%	3.09%

	Total ACI loans		Change
(In thousands)	June 30, 2017	December 31, 2016	Q2 2017 vs YE 2016	Percent
Commercial and Industrial
General C&I	$28,358	$31,709	$(3,351)	(10.57)%
Energy sector	—	—	—	—
Restaurant industry	—	—	—	—
Healthcare	6,273	6,338	(65)	(1.03)
Total commercial and industrial	34,631	38,047	(3,416)	(8.98)
Commercial Real Estate
Income producing	89,909	96,673	(6,764)	(7.00)
Land and development	559	1,497	(938)	(62.66)
Total commercial real estate	90,468	98,170	(7,702)	(7.85)
Consumer
Residential real estate	166,816	186,375	(19,559)	(10.49)
Other	1,383	1,690	(307)	(18.17)
Total consumer	168,199	188,065	(19,866)	(10.56)
Small Business Lending	—	—	—	—
Total (Gross of Unearned Discount and Fees)	293,298	324,282	(30,984)	(9.55)
Unearned Discount and Fees	—	—	—	—
Total (Net of Unearned Discount and Fees)	$293,298	$324,282	$(30,984)	(9.55)%
Percent to total loans	3.80%	4.36%

Commercial and Industrial. Commercial and Industrial (“C&I”) loans increased by $86.6 million, or 1.9%, since December 31, 2016 and represented 61.4% of our total loan portfolio at June 30, 2017, compared to 62.6% of total loans at December 31, 2016. Approximately half of the originated commercial loan portfolio (combining C&I and CRE) consists of shared national credits, which vary by industry and geography. These transactions are generally relationship-based and have the potential for ancillary business. As of June 30, 2017, 91% of the shared national credit portfolio, or $2.6 billion, resides in the commercial and industrial segment of the loan portfolio, on a loan balance basis. As of June 30, 2017, the largest category of shared national credits is the Restaurant industry, representing 25% of the shared national credits portfolio, or $722 million as of June 30, 2017 compared to 24% of the shared national credits portfolio, or $663 million as of December 31, 2016.  The next largest category of shared national credits is the Energy sector at 25% of all shared national credits, or $714 million, compared to 29% and $782 million as of December 31, 2016. The remaining amount of the shared national credit portfolio can be found in the services, healthcare and other categories and, to a lesser amount, the CRE segment of the loan portfolio. Additionally, all shared national credits are part of the originated loan portfolio.

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

General C&I. As of June 30, 2017 our general C&I category included the following types of loans: finance and insurance, professional services, commodities excluding energy, manufacturing, real estate, transportation, media and telecom and other. Generally C&I loans typically provide working capital, equipment financing and financing for expansion and are generally secured by assignments of corporate assets including accounts receivable, inventory and/or equipment.

Energy. Energy lending is an important part of our business and our energy team is comprised of experienced lenders with significant product expertise and long-standing relationships. Additionally, energy production and energy related industries are substantial contributors to the economies in the Houston metropolitan area and the state of Texas. As of June 30, 2017, energy loans outstanding totaled $902 million, or 11.7% of total loans compared to $939 million, or 12.6% as of December 31, 2016. We strive for a rigorous and thorough approach to energy underwriting and credit monitoring. As a result of the stress on oil and gas prices during the periods reported we have experienced downgrades, increased loan provisions and certain losses in the energy sector loans. As of June 30, 2017 we had an allowance for credit losses of $28.4 million for our energy loans, or 3.15% of the energy portfolio compared to $24.6 million, or 2.61% as of December 31, 2016. (See “—Provision for Credit Losses” and “—Allowance for Credit Losses”). As of June 30, 2017, we had $93 million of nonperforming energy credits, of which more than 90% were current with their contractual terms compared to $113.4 million of nonperforming energy credits as of December 31, 2016.

In addition, 24.3% of the energy portfolio was criticized or classified as of June 30, 2017. We recorded recoveries of $519 thousand and charge-offs of $2.6 million on our energy portfolio during the six months ended June 30, 2017 . As presented in the following table our energy lending business is comprised of three areas: Exploration and Production (“E&P”), Midstream and Energy Services:

Table 15 –Energy Loan Portfolio

	Energy Sector		June 30, 2017
(In thousands)	June 30, 2017	December 31, 2016	Unfunded Commitments	Criticized/ Classified
Outstanding Balance
E&P	$322,464	$371,870	$105,451	$144,305
Midstream	493,108	472,053	302,664	25,595
Energy Services	86,693	95,446	55,127	48,889
Total energy sector	$902,265	$939,369	$463,242	$218,789
Percent to total loans	11.70%	12.60%
Allocated ACL
E&P	$22,167	$13,018
Midstream	2,172	5,878
Energy Services	4,066	5,657
Total allocated ACL	$28,405	$24,553
ACL as a Percentage of Outstanding Balances
E&P	6.87%	3.50%
Midstream	0.44	1.25
Energy Services	4.69	5.93
Total percentage	3.15%	2.61%

E&P loans outstanding totaled $322.5 million and comprised approximately 36% of outstanding energy loans as of June 30, 2017 compared to $371.9 million, or 40% of outstanding energy loans as of December 31, 2016. E&P customers are primarily businesses that derive a majority of their revenues from the sale of oil and gas and whose credit needs require technical evaluation of oil and gas reserves. Emphasis for E&P is on high quality, independent producers with proven track records. Our E&P credit underwriting includes a combination of well-by-well analyses, frequent updates to our pricing decks and engaging energy engineers to actively monitor the portfolio and provide credit redeterminations, at a minimum, every six months. At least quarterly, and more frequently during periods of higher commodity price volatility, we adjust the base and sensitivity price decks on which we value our clients’ oil and gas reserves. Generally, we seek to follow the shape of the NYMEX strips for oil and natural gas, but at a discount to the strip. In periods of higher commodity prices, our discount from the strip is higher whereas in lower price periods our discount is lower. The price decks utilized in our engineering analysis are approved by our senior credit risk management committee. Borrowing base redeterminations occur every spring and fall, with the spring 2017 redetermination completed prior to the end of the second quarter.

Midstream loans outstanding totaled $493.1 million and comprised approximately 55% of outstanding energy loans as of June 30, 2017 compared to $472.1 million, or approximately 50% of outstanding energy loans as of December 31, 2016. Midstream lending is generally to customers who handle the gathering, treating and processing, storage or transportation of oil and gas. These customers’ businesses are generally less price sensitive than other energy segments given the nature of their fee-based revenue streams. Underwriting guidelines for the Midstream portfolio generally require a first lien on all assets as collateral.

Energy Services loans outstanding totaled $86.7 million and comprised approximately 10% of outstanding energy as of June 30, 2017 compared to $95.4 million, or approximately 10% of outstanding energy loans, as of December 31, 2016. Energy Services lending targets oilfield service companies that provide equipment and services used in the exploration for and extraction of oil and natural gas. Customers consist of a wide variety of businesses, including production equipment manufacturers, chemical sales, water transfer, rig equipment and other early and late stage services companies. The Company expects that additions to the Energy Services portfolio in the current environment would be on a limited basis, with any new loans primarily issued for short-term working capital facilities.

Specialized lending. The following table includes our specialized lending portfolio as of the dates presented:

Table 16 –Specialized Lending Portfolio

	Originated C&I Loans - Specialized Lending
(In thousands)	June 30, 2017	December 31, 2016	Unfunded Commitments	Q2 2017 vs YE 2016
Specialized Industries
Restaurant industry	$985,218	$864,085	$267,045	$121,133
Healthcare	378,650	434,663	160,850	(56,013)
Technology	267,303	218,162	51,680	49,141
Total specialized industries	$1,631,171	$1,516,910	$479,575	$114,261

Restaurant industry and healthcare are the largest components of our specialized industries. For these industries we focus on larger corporate clients, who are typically well-known within the industry. The client coverage for both of these components is national in scope, given the size and capital needs of the majority of the clients. Additionally, in the restaurant sector we focus on major franchisees and the operating companies of “branded” restaurant concepts. Our healthcare portfolio focuses on middle market healthcare providers with diversified payer mix, while our technology portfolio focuses on the technology sub-segments of software and services, network and communications infrastructure, and internet and mobility applications. Given these customer profiles, we frequently participate in such credits with two or more banks through syndication.

Commercial Real Estate. Commercial real estate (“CRE”) loans increased by $77.6 million, or 7.2%, since December 31, 2016. CRE loans represented 14.9% of our total loan portfolio as of June 30, 2017, compared to 14.4% of total loans as of December 31, 2016. Income Producing CRE includes non-owner occupied loans secured by commercial real estate, regardless of the phase of the loan (construction versus completed). Commercial construction loans are primarily included in Income Producing CRE. Additionally, all real estate investment trust and income producing loans are included in the Income Producing CRE segment. All owner occupied CRE loans reside in the various C&I segments in which the underlying risk exists.  Our CRE lending team is a group of experienced relationship managers focusing on construction and income producing property lending which generally have property or sponsors located in our geographic footprint. CRE loans are secured by a variety of property types, including multi-family dwellings, office buildings, industrial properties and retail facilities.

Consumer. Consumer loans increased by $105.3 million, or 6.9%, from December 31, 2016 to June 30, 2017. Consumer loans represented 21.1% of total loans at June 30, 2017, compared to 20.5% of total loans at December 31, 2016. We originate residential real estate mortgages that are held for investment as well as held for sale in the secondary market. Approximately 18% of the consumer portfolio relates to acquired portfolios compared to 22% as of December 31, 2016. Our originated consumer loan portfolio totaled $1.3 billion as of June 30, 2017, an increase of $151.2 million, or 12.8% from December 31, 2016.

Small Business. Small Business loans increased by $13.6 million, or 7.0% from December 31, 2016 to June 30, 2017. Small business loans represented 2.7% of the total loan portfolio at June 30, 2017, compared to 2.6% of total loans at December 31, 2016. The small business category is defined as all commercial loans with a transactional exposure of $1.5 million or less and relationship exposure of $2.0 million or less.

Concentrations of Credit. Our concentrations of credit are closely and consistently monitored by the Company. Individual concentration limits are assessed and established, as needed, on a quarterly basis and measured as a percentage of risk-based capital. All concentrations greater than 25% of risk-based capital require a concentration limit, which is monitored and reported to the board of directors on at least a quarterly basis. In addition to the loans categorized in the loan portfolio section, we manage concentration limits for leveraged loans, technology loans, specialty chemical, and non-specialized enterprise value loans.

We evaluate the appropriateness of our underwriting standards in response to changes in national and regional economic conditions, including energy prices, interest rates, real estate values, and employment levels. Underwriting standards and credit monitoring activities are assessed and enhanced in response to changes in these conditions.

Asset Quality

We focus on asset quality strength through robust underwriting, proactive monitoring and reporting of the loan portfolio and collaboration between the lines of business, credit administration and risk management.

Credit risk is governed and reported up to the board of directors primarily through our senior credit risk management committee. The senior credit risk management committee reviews credit portfolio management information such as problem loans, delinquencies, concentrations of credit, asset quality trends, portfolio analysis, policy updates and changes, and other relevant information. Further, both senior loan committee and credit transition committee, the primary channels for credit approvals, report up through senior credit risk management committee. The senior loan committee generally approves all loans with relationship exposure greater than $5 million. Dual signature authority is utilized for loan approvals below the $5 million threshold. Additionally, the credit transition committee manages all material credit actions for classified credits greater than $5 million. Our board of directors receives information concerning asset quality measurements and trends on at least a quarterly basis if not more frequently. While we continue to proactively monitor the loan portfolio, external factors, such as an economic downturn, can lead to negative consequences such as lowered earnings and unemployment leading to the inability to make loan payments.

Credit policies have been established for each type of lending activity in which we engage, with a particular focus given to the commercial side of the Bank. Polices are evaluated and updated as needed based on changes in guidance and regulations as well as business needs of the Bank.

Each loan’s creditworthiness is assessed and assigned a risk rating, based on both the borrower strength as well as the collateral protection of the loan. Each risk rating takes into account the probability of default as well as loss given default. Risk rating accuracy and reporting are critical tools for monitoring the portfolio as well as determining the allowance for credit losses. Assigned risk ratings are periodically reviewed for accuracy and adjusted as appropriate for all relationships greater than $2.5 million.

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

Nonperforming Assets. Nonperforming assets (“NPAs”) primarily consist of nonperforming loans and property acquired through foreclosures or repossession (which we refer to as other real estate owned or “OREO”). The following tables present nonperforming assets and additional asset quality data for the dates indicated:

Table 17 –Nonperforming Assets

	As of June 30, 2017
(Recorded Investment in thousands)	Originated	ANCI	ACI	Total
Nonperforming loans ("NPLs"):
Commercial and industrial	$100,062	$64	—	$100,126
Commercial real estate	—	311	225	536
Consumer	1,081	2,435	—	3,516
Small business	237	550	—	787
Total NPLs	101,380	3,360	225	104,965
Foreclosed OREO and other NPAs	16,432	151	19,824	36,407
Total nonperforming assets ("NPAs")	$117,812	$3,511	$20,049	$141,372
NPLs as a percentage of total loans	1.31%	0.04%	0.00%	1.36%
NPLs as a percentage of portfolio	1.40%	1.66%	0.08%
NPAs as a percentage of loans plus OREO/other NPAs	1.52%	0.05%	0.26%	1.82%
NPAs as a percentage of portfolio plus OREO/other NPAs	1.63%	1.73%	6.40%
NPAs as a percentage of total assets	1.20%	0.04%	0.20%	1.44%
Accruing 90 days or more past due	$51	$245	$18,025	$18,321

	As of December 31, 2016
(Recorded Investment in thousands)	Originated	ANCI	ACI	Total
Nonperforming loans ("NPLs"):
Commercial and industrial	$120,473	$125	$1,818	$122,416
Commercial real estate	—	341	1,845	2,186
Consumer	798	2,732	—	3,530
Small business	132	673	—	805
Total NPLs	121,403	3,871	3,663	128,937
Foreclosed OREO and other NPAs	19,425	127	17,679	37,231
Total nonperforming assets ("NPAs")	$140,828	$3,998	$21,342	$166,168
NPLs as a percentage of total loans	1.63%	0.05%	0.05%	1.73%
NPLs as a percentage of portfolio	1.76%	1.68%	1.13%
NPAs as a percentage of loans plus OREO/other NPAs	1.89%	0.05%	0.29%	2.22%
NPAs as a percentage of portfolio plus OREO/other NPAs	2.04%	1.74%	6.24%
NPAs as a percentage of total assets	1.48%	0.04%	0.22%	1.74%
Accruing 90 days or more past due	$331	$255	$18,364	$18,950

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

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, under the terms of the restructured loan. For the three and six months ended June 30, 2017, approximately $2.0 million and $4.8 million, respectively, of contractual interest accrued on nonperforming loans was not recognized in earnings; however, approximately $1.0 million and $1.2 million, respectively, of contractual interest paid was recognized on the cash basis.

Our nonperforming loans have decreased to 1.36% of our loan portfolio as of June 30, 2017 compared to 1.73% of our loan portfolio as of December 31, 2016, with the decrease primarily due to energy credits within our originated portfolio. As of June 30, 2017, $93.0 million, or 88.6%, of our nonperforming loans were in the energy portfolio, of which more than 90% were current under their contractual terms. (see “Potential Problem Loans” below).

During early 2016, banking regulators revised their definition of nonaccrual for E&P loans as it relates to leverage, including second-lien debt, in which we do not participate. As a result it has affected the nonaccrual status of certain loans in that portfolio. The following table includes our originated nonperforming loans and assets for the periods presented.

Table 18 – Originated Nonperforming Assets

	As of
(Recorded Investment in thousands)	June 30, 2017	December 31, 2016
Nonperforming loans ("NPLs"):
Commercial and industrial
Energy -E&P	$77,136	$95,453
- Midstream	9,351	10,689
- Service	6,543	7,242
Other commercial	7,032	7,089
Consumer	1,081	798
Small business	237	132
Total NPLs - originated portfolio	101,380	121,403
E&P - net profits interests	16,432	19,425
Total nonperforming assets ("NPAs") - originated portfolio	$117,812	$140,828
NPLs as a percentage of total loans	1.31%	1.63%

Other Real Estate Owned. Other real estate owned (“OREO”) consists of properties acquired through foreclosure and unutilized bank-owned properties. These properties, as held for sale properties, are initially recorded at fair value, less estimated costs to sell, on the date of foreclosure (establishing a new cost basis for the property). Subsequent to the foreclosure date the OREO is maintained at the lower of cost or fair value. Any write-down to fair value required at the time of foreclosure is charged to the allowance for credit losses. Subsequent gains or losses on other real estate owned resulting from either the sale of the property or additional valuation allowances, are reported in other noninterest expense.

The balance of foreclosed OREO was $20.7 million as of June 30, 2017 compared to $18.9 million as of December 31, 2016, with 99.1% related to foreclosures resulting from our ACI loan portfolio. Approximately 27.5% of our foreclosed OREO, or $5.5 million, is comprised of single-family residential properties located in Alabama and Florida. OREO also included a $6.8 million tract of undeveloped timber land in Florida and a $1.2 million commercial office building in Florida we foreclosed in the second quarter of 2017. As of June 30, 2017 and December 31, 2016, there had been no additions to OREO resulting from foreclosure or repossession from a shared national credit. However, we did receive during the second and fourth quarters of 2016, $19.1 million in net profits interests (“NPIs”) in certain oil and gas reserves related to energy credit bankruptcies related to two energy portfolio shared national credits that were charged-off in 2016. We recorded the NPIs at estimated fair value using a discounted cash flow analysis applied to the expected cash flows from the producing developed wells. These NPIs are considered financial instruments and recorded at fair value and are subject to the volatility of oil and gas prices and other operational factors outside of our control.  The balance of the NPIs was $16.4 million as of June 30, 2017 compared to $19.4 million as of December 31, 2016.  The decrease was primarily attributable to a decline in the estimated fair value due to lower production forecasts for one of the NPIs.  The following tables present the balances of our OREO and NPIs as of the dates indicated:

Table 19 – OREO and NPI

	June 30, 2017
(In thousands)	Originated	ANCI	ACI	Other	Total
Acquired through foreclosure
Land	$—	$—	$9,183	$—	$9,183
Residential property	27	128	5,346	—	5,501
Commercial property	—	23	5,295	—	5,318
Total foreclosed OREO	27	151	19,824	—	20,002
Unutilized bank-owned properties
Land	—	—	—	648	648
Commercial property	—	—	—	68	68
Total unutilized bank owned property	—	—	—	716	716
Total OREO	27	151	19,824	716	20,718
Other assets - net profits interests	16,405	—	—	—	16,405
Total OREO and other assets	$16,432	$151	$19,824	$716	$37,123

	As of December 31, 2016
(In thousands)	Originated	ANCI	ACI	Other	Total
Acquired through foreclosure
Land	$—	$—	$10,183	$—	$10,183
Residential property	97	104	4,937	—	5,138
Commercial property	—	23	2,559	—	2,582
Total foreclosed OREO	97	127	17,679	—	17,903
Unutilized bank-owned properties
Land	—	—	—	756	756
Commercial property	—	—	—	216	216
Total unutilized bank owned property	—	—	—	972	972
Total OREO	97	127	17,679	972	18,875
Other assets - net profits interests	19,425	—	—	—	19,425
Total OREO and other assets	$19,522	$127	$17,679	$972	$38,300

Past Due 90 Days and Accruing. We classify certain loans with principal or interest past due 90 days or more as accruing loans if those loans are well secured and in the process of collection, or are specifically determined to be impaired as accruing loans. The bulk of the accruing 90 days or more past due loans reside in the ACI portfolio which approximately half consists of single family residential loans, the bulk of which are located in Florida and Alabama, with the remainder consisting of commercial real estate loans. These loans are monitored on a bi-weekly basis by both the lines of business and credit administration. As of June 30, 2017, there were no shared national credits that were 90 days or more past due and accruing.

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

All TDRs are reported as impaired. An impaired classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. Nonperforming loans and impaired loans have unique definitions. Some loans may be included in both categories, whereas other loans may only be included in one category. As of June 30, 2017 there were 6 shared national credit borrowers that were considered TDRs, totaling $41.9 million. The following table summarizes our TDR activity for the three and six months ended June 30, 2017 and 2016:

Table 20 -ANCI and Originated Loans that were modified into TDRs

	For the Three Months Ended June 30, 2017				For the Three Months Ended June 30, 2016
	Loans Modified into TDRs During the Period		TDRs Experiencing Payment Default (1) during the Period		Loans Modified into TDRs During the Period		TDRs Experiencing Payment Default (1) during the Period
(In thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Consumer
Residential real estate	1	$462	—	$—	—	$—	—	$—
Other	—	—	—	—	1	187	—	—
Total Consumer	1	462	—	—	1	187	—	—
Small Business Lending	1	148	—	—	—	—	—	—
Total	2	$610	—	$—	1	$187	—	$—

	For the Six Months Ended June 30, 2017				For the Six Months Ended June 30, 2016
	Loans Modified into TDRs During the Period		TDRs Experiencing Payment Default (1) during the Period		Loans Modified into TDRs During the Period		TDRs Experiencing Payment Default (1) during the Period
(In thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial
General C&I	1	$196	—	$—	—	$—	—	$—
Energy sector	—	—	—	—	1	7,024	—	—
Total commercial and industrial	1	196	—	—	1	7,024	—	—
Consumer
Residential real estate	1	462	—	—	1	336	—	—
Other	—	—	—	—	1	187	—	—
Total Consumer	1	462	—	—	2	523	—	—
Small Business Lending	1	148	—	—	—	—	—	—
Total	3	$806	—	$—	3	$7,547	—	$—

(1)	Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 day past due status with respect to principal and/or interest payments.

ACI Loans that were modified into TDRs. There were no ACI loans modified in a TDR for the three and six months ended June 30, 2017.  In the six months ended June 30, 2016, there was one ACI loan modified in a TDR with a recorded investment of $947 thousand in income producing commercial real estate.  There were no TDRs experiencing payment default during the three and six months ended June 30, 2017 and 2016.  Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 day past due status with respect to principal and interest payments.

Potential Problem Loans. Potential problem loans represent loans that are currently performing, but for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. These loans are not included in the amounts of nonaccrual or restructured loans presented above. We cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, become restructured, or require increased allowance coverage and provision for credit losses. We have identified no credits as a potential problem loan at June 30, 2017. Any potential problem loans would be assessed for loss exposure consistent with the methods described in Notes 1 and 3 to our Consolidated Financial Statements.

We expect the levels of nonperforming assets and potential problem loans to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with our degree of success in resolving problem assets. We seek to take a proactive approach with respect to the identification and resolution of problem loans.

Allowance for Credit Losses

The allowance for credit losses is maintained at a level that management believes is adequate to absorb all probable losses inherent in the loan portfolio as of the reporting date. Events that are not within the Company’s control, such as changes in economic factors, could change subsequent to the reporting date and could cause increases or decreases to the ACL. The amount of the allowance is affected by loan charge-offs, which decrease the allowance; recoveries on loans previously charged off, which increase the allowance; and the provision for credit losses charged to earnings, which increases the allowance. In determining the provision for credit losses, management monitors fluctuations in the ACL resulting from actual charge-offs and recoveries and reviews the size and composition of the loan portfolio in light of current and anticipated economic conditions (see Notes 1 and 3 to the Consolidated Financial Statements). This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change.

Total ACL for the period ending June 30, 2017 was $93.2 million, or 1.21% on total loans (net of unearned discounts and fees) of $7.72 billion. This compares with $82.3 million on loans of $7.43 billion, or 1.11% at December 31, 2016. The following tables present the allocation of the allowance for credit losses and the percentage of these loans to total loans. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb any losses in any category.

Table 21 –Allocation of the ACL

	Allowance for Credit Losses		Percent of ACL to Each Category of Loans		Percent of Loans in Each Category to Total Loans
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(In thousands)	2017	2016	2017	2016	2017	2016
Originated Loans
Commercial and industrial	$61,145	$54,213	1.31%	1.19%	60.26%	61.36%
Commercial real estate	9,966	7,205	0.96	0.76	13.48	12.80
Consumer	6,436	5,687	0.48	0.48	17.26	15.89
Small business	4,049	3,907	2.06	2.12	2.54	2.47
Total originated loans	81,596	71,012	1.13%	1.03%	93.54%	92.52%
ANCI Loans
Commercial and industrial	890	299	1.69%	0.58%	0.68%	0.69%
Commercial real estate	201	243	1.20	1.20	0.22	0.27
Consumer	91	131	0.07	0.09	1.64	2.05
Small business	286	305	2.78	3.33	0.13	0.12
Total ANCI	1,468	978	0.72%	0.43%	2.67%	3.13%
ACI Loans
Commercial and industrial	200	176	0.58%	0.46%	0.45%	0.51%
Commercial real estate	3,093	2,655	3.42	2.70	1.17	1.32
Consumer	6,858	7,447	4.08	3.96	2.17	2.52
Small business	—	—	—	—	—	—
Total ACI	10,151	10,278	3.46%	3.17%	3.79%	4.35%
Total Loans
Commercial and industrial	62,235	54,688	1.31%	1.18%	61.39%	62.56%
Commercial real estate	13,260	10,103	1.15	0.94	14.87	14.39
Consumer	13,385	13,265	0.82	0.87	21.07	20.46
Small business	4,335	4,212	2.09	2.18	2.67	2.59
Total allowance for credit losses	$93,215	$82,268	1.20%	1.11%	100.00%	100.00%

Originated ACL. The ACL on our originated loan portfolio totaled $81.6 million, or 1.13% on loans of $7.2 billion as of June 30, 2017 compared to $71.0 million, or 1.03% on loans of $6.9 billion as of December 31, 2016. The primary driver of the originated ACL is the underlying credit quality of the loans, which has migrated as the portfolio has become more seasoned in addition to the stress on our energy portfolio due to decline in oil and gas prices. Our loans are categorized into specific risk segments and are subject to loss rates according to their segment and risk rating. As June 30, 2017, $61.1 million, or 74.9% of our originated ACL is attributable to our C&I loan segment compared to $54.2 million, or 76.3%, as December 31, 2016. The ACL as a percentage of the C&I portfolio has increased to 1.31%% as of June 30, 2017 from 1.19% as of December 31, 2016. The increase in the level of ACL as a percentage of C&I loans as of June 30, 2017 from December 31, 2016 is primarily the result of general loan growth, the migration of a few credits within the criticized status in the General C&I portfolio, and specific impairment on three energy credits where collateral values have declined, primarily as a result of related commodity prices.

The level of criticized and classified loans in the C&I portfolio is presented in the following tables.

Table 22 –Criticized and Classified C&I Loans

	As of June 30, 2017
(Recorded Investment in thousands)	General C&I	Energy Sector	Restaurant Industry	Healthcare	Total
Originated Loans
Special mention	$912	$26,802	$15,425	$52	$43,191
Substandard	64,541	176,992	—	—	241,533
Doubtful	—	14,995	—	—	14,995
Total	$65,453	$218,789	$15,425	$52	$299,719

	As of December 31, 2016
(Recorded Investment in thousands)	General C&I	Energy Sector	Restaurant Industry	Healthcare	Total
Originated Loans
Special mention	$36,419	$30,433	$16,169	$9,479	$92,500
Substandard	26,968	239,457	—	—	266,425
Doubtful	—	789	—	—	789
Total	$63,387	$270,679	$16,169	$9,479	$359,714

As of June 30, 2017, $10.0 million, or 12.2% of our originated ACL is attributable to the CRE loan segment compared to $7.2 million, or 10.1%, as of December 31, 2016. The ACL as a percentage of the CRE portfolio has increased to 0.96% as of June 30, 2017 from 0.76% as of December 31, 2016,    primarily as a result of qualitative considerations and some grade migration in the CRE portfolio.

In addition to quantitative elements, certain qualitative and environmental factors are also considered at management’s discretion, which are generally based on a combination of internal and external factors and trends. At June 30, 2017, these totaled $11.6 million and accounted for approximately 14.2% of the originated ACL compared to $16.7 million, or 23.5%, as of December 31, 2016, with the most significant consideration being the stress on the energy industry from the volatility of oil and gas prices, and the amount of losses realized in the energy portfolio in 2016 and 2015. Approximately $9.7 million and $16.0 million as of June 30, 2017 and December 31, 2016, respectively, of these qualitative reserves were allocated to the energy portfolio.

As of June 30, 2017 and December 31, 2016, $40.4 million, or 49.5% and $31.7 million, or 45.7%, respectively of the total originated ACL, was attributable to shared national credits. During the three and six months ended June 30, 2017 we recorded a $2.6 million charge-off to a single E&P credit that was a shared national credit. During 2016 we recorded gross charge-offs of two energy portfolio credits totaling $32.9 million that were shared national credits. The ACL is estimated based on the underlying credit quality of the loan, primarily based on its risk segment and risk rating. This methodology is consistent whether or not a loan is a shared national credit.

ANCI ACL. The ACL on our ANCI loans totaled $1.5 million on $203.0 million in loans, or 0.72% and $1.0 million on $229.8 million in loans, or 0.43%, at June 30, 2017 and December 31, 2016, respectively. The increase in the ANCI reserve is related to a single credit amounting to $0.3 million that migrated to criticized status during the second quarter of 2017. ANCI loans were recorded at fair value at the date of each acquisition and are pooled for ACL assessment based on risk segment, with the majority of the ANCI loans within the consumer residential category. Any net shortage of credit mark indicates the need for an allowance on that segment of loans with certain loans individually reviewed for specific impairment.

ACI ACL. The ACL on our ACI loans totaled $10.2 million on $293.3 million in loans, or 3.46%, at June 30, 2017, compared to $10.3 million on $324.3 million in loans, or 3.17% at December 31, 2016. At the time of our acquisitions, we estimated the fair value of the total ACI loan portfolio by segregating the portfolio into loan pools with similar characteristics and certain specifically-reviewed non-homogeneous loans.

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

The largest component of our ACI ACL is attributable to our consumer category, primarily first and second-lien residential loans, that represents 67.6% of the ACI ACL at June 30, 2017 compared to 72.5% of the ACI ACL at December 31, 2016. This component of the ACL has declined $0.6 million to $6.9 million since December 31, 2016 due to impairment reversals on the residential pools, largely driven by loan pay-offs.

The commercial real estate component comprises 30.5% of the ACI ACL at June 30, 2017 and has increased $0.4 million to $3.1 million since December 31, 2016.

The following table summarizes certain information with respect to our ACL on the total loan portfolio and the composition of charge-offs and recoveries for the periods indicated. Subsequent tables present this information separately for the originated, ANCI and ACI portfolios:

Table 23 –Total ACL Rollforward

	Total Loans
	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(In thousands)	2017	2016	2017	2016	2016
Allowance for credit losses at beginning of period	$88,304	$90,751	$82,268	$79,783	$79,783
Charge-offs:
Commercial and industrial	2,551	17,877	2,861	17,877	46,368
Commercial real estate	—	—	—	—	—
Consumer	161	187	402	493	2,093
Small business	167	142	167	142	841
Total charge-offs	2,879	18,206	3,430	18,512	49,302
Recoveries:
Commercial and industrial	363	22	895	656	1,449
Commercial real estate	114	20	128	47	578
Consumer	578	87	641	225	403
Small business	34	2	226	5	9
Total recoveries	1,089	131	1,890	933	2,439
Net charge-offs	1,790	18,075	1,540	17,579	46,863
Provision for credit losses:
Commercial and industrial	4,416	12,871	9,513	21,532	43,782
Commercial real estate	2,591	53	3,029	1,621	1,389
Consumer	(330)	86	(119)	141	1,506
Small business	24	1,461	64	1,649	2,671
Total provision for credit losses	6,701	14,471	12,487	24,943	49,348
Allowance for credit losses at end of period	$93,215	$87,147	$93,215	$87,147	$82,268
Loans at end of period, net of unearned income	$7,716,621	$7,162,027	$7,716,621	$7,162,027	$7,432,711
Average loans, net of unearned income	7,650,048	7,180,357	7,600,861	7,071,464	7,186,635
Ratio of ending allowance to ending loans	1.21%	1.22%	1.21%	1.22%	1.11%
Ratio of net charge-offs to average loans(1)	0.09	1.01	0.04	0.50	0.65
Net charge-offs as a percentage of:
Provision for credit losses	26.71	124.90	12.33	70.48	94.96
Allowance for credit losses(1)	7.70	83.19	3.33	40.45	56.96
Allowance for credit losses as a percentage of nonperforming loans	88.81	53.84	88.81	53.84	63.80

(1)	Annualized for the three and six months ended June 30, 2017 and 2016.

Table 24 –Total Originated ACL Rollforward

	Originated Loans
	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(In thousands)	2017	2016	2017	2016	2016
Allowance for credit losses at beginning of period	$77,440	$77,433	$71,011	$64,386	$64,386
Charge-offs:
Commercial and industrial	2,551	17,877	2,788	17,877	46,368
Commercial real estate	—	—	—	—	—
Consumer	134	120	251	303	634
Small business	120	142	120	142	841
Total charge-offs	2,805	18,139	3,159	18,322	47,843
Recoveries:
Commercial and industrial	109	—	633	620	1,386
Commercial real estate	2	—	7	—	3
Consumer	25	50	56	149	225
Small business	7	—	44	—	—
Total recoveries	143	50	740	769	1,614
Net charge-offs	2,662	18,089	2,419	17,553	46,229
Provision for credit losses:
Commercial and industrial	3,884	13,183	9,088	23,835	46,024
Commercial real estate	2,428	324	2,753	1,708	2,378
Consumer	493	873	944	1,127	1,772
Small business	13	1,441	219	1,662	2,681
Total provision for credit losses	6,818	15,821	13,004	28,332	52,855
Allowance for credit losses at end of period	$81,596	$75,165	$81,596	$75,165	$71,012
Loans at end of period, net of unearned income	$7,220,339	$6,524,014	$7,220,339	$6,524,014	$6,878,645
Ratio of ending allowance to ending loans	1.13%	1.15%	1.13%	1.15%	1.03%
Net charge-offs as a percentage of:
Provision for credit losses	39.04	114.34	18.60	61.95	87.47
Allowance for credit losses(1)	13.09	96.78	5.98	46.96	65.28
Allowance for credit losses as a percentage of nonperforming loans	80.49	48.34	80.49	48.34	58.49

(1)	Annualized for the three and six months ended June 30, 2017 and 2016.

Table 25 –Total ANCI ACL Rollforward

	ANCI Loans
	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(In thousands)	2017	2016	2017	2016	2016
Allowance for credit losses at beginning of period	$951	$974	$979	$1,063	$1,063
Charge-offs:
Commercial and industrial	—	—	34	—	—
Commercial real estate	—	—	—	—	—
Consumer	27	67	151	190	367
Small business	47	—	47	—	—
Total charge-offs	74	67	232	190	367
Recoveries:
Commercial and industrial	8	12	16	23	44
Commercial real estate	—	—	—	—	101
Consumer	75	34	104	71	168
Small business	27	2	182	5	9
Total recoveries	110	48	302	99	322
Net (recoveries) charge-offs	(36)	19	(70)	91	45
Provision for credit losses:
Commercial and industrial	578	(138)	608	(163)	(169)
Commercial real estate	(40)	63	(42)	26	(85)
Consumer	(68)	77	8	155	225
Small business	11	20	(155)	(13)	(10)
Total provision for credit losses	481	22	419	5	(39)
Allowance for credit losses at end of period	$1,468	$977	$1,468	$977	$979
Loans at end of period, net of unearned income	$202,984	$268,766	$202,984	$268,766	$229,784
Ratio of ending allowance to ending loans	0.72%	0.36%	0.72%	0.36%	0.43%
Net charge-offs (recoveries) as a percentage of:
Provision for credit losses	(7.48)	86.36	(16.71)	NM	(115.38)
Allowance for credit losses(1)	(9.84)	9.46	(9.62)	18.92	4.61
Allowance for credit losses as a percentage of nonperforming loans	43.69	39.23	43.69	39.23	25.29

(1)	Annualized for the three and six months ended June 30, 2017 and 2016.

Table 26 –Total ACI ACL Rollforward

	ACI Loans
	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(In thousands)	2017	2016	2017	2016	2016
Allowance for credit losses at beginning of period	$9,913	$12,344	$10,278	$14,334	$14,334
Charge-offs:
Commercial and industrial	—	—	39	—	—
Commercial real estate	—	—	—	—	—
Consumer	—	—	—	—	1,092
Small business	—	—	—	—	—
Total charge-offs	—	—	39	—	1,092
Recoveries:
Commercial and industrial	246	10	246	13	20
Commercial real estate	112	20	121	47	474
Consumer	478	3	481	5	10
Small business	—	—	—	—	—
Total recoveries	836	33	848	65	504
Net (recoveries) charge-offs	(836)	(33)	(809)	(65)	588
Provision for credit losses:
Commercial and industrial	(46)	(174)	(183)	(2,140)	(2,073)
Commercial real estate	203	(334)	318	(113)	(904)
Consumer	(755)	(864)	(1,071)	(1,141)	(491)
Small business	—	—	—	—	—
Total provision for credit losses	(598)	(1,372)	(936)	(3,394)	(3,468)
Allowance for credit losses at end of period	$10,151	$11,005	$10,151	$11,005	$10,278
Loans at end of period, net of unearned income	$293,298	$369,247	$293,298	$369,247	$324,282
Ratio of ending allowance to ending loans	3.46%	2.98%	3.46%	2.98%	3.17%
Net (recoveries) charge-offs as a percentage of:
Provision for credit losses	139.80	2.41	86.43	1.92	(16.96)
Allowance for credit losses(1)	(33.33)	(1.28)	(16.07)	(1.19)	5.74
Allowance for credit losses as a percentage of nonperforming loans	NM	283.49	NM	283.49	280.59

(1)	Annualized for the three and six months ended June 30, 2017 and 2016.

Deposits. Our strategy is to fund asset growth primarily with customer deposits in order to maintain a stable liquidity profile and a more competitive cost of funds. We categorize deposits as brokered and non-brokered consistent with the banking industry. All customer deposits are non-brokered. The following table illustrates the growth in our deposits during the periods indicated:

Table 27 –Deposits

			Percent to Total		Percentage Change
	June 30,	December 31,	June 30,	December 31,	2Q 2017
(In thousands)	2017	2016	2017	2016	vs YE 2016
Noninterest-bearing demand	$1,857,809	$1,840,955	23.4%	23.0%	0.9%
Interest-bearing demand	4,286,184	4,541,412	54.1	56.7	(5.6)
Savings	188,983	180,687	2.4	2.3	4.6
Time deposits less than $100,000	616,004	605,661	7.8	7.5	1.7
Time deposits greater than $100,000	981,403	848,034	12.3	10.5	15.7
Total deposits (including brokered)	$7,930,383	$8,016,749	100.0%	100.0%	(1.1)%

Total brokered deposits	$743,068	$1,041,858	9.4%	13.0%	(28.7)%

The following tables set forth our average deposits and the average rates expensed for the periods indicated:

Table 28 –Average Deposits/Rates

	Three Months Ended
	June 30, 2017		June 30, 2016
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
(In thousands)	Outstanding	Paid	Outstanding	Paid
Noninterest-bearing demand	$1,845,447	—%	$1,655,761	—%
Interest-bearing deposits
Interest-bearing demand	4,232,497	0.60	3,913,639	0.42
Savings	186,307	0.26	179,079	0.24
Time deposits	1,676,170	1.27	1,747,641	1.00
Total interest bearing deposits	6,094,974	0.77	5,840,359	0.59
Total average deposits	$7,940,421	0.59%	$7,496,120	0.46%

	Six Months Ended
	June 30, 2017		June 30, 2016
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
(In thousands)	Outstanding	Paid	Outstanding	Paid
Noninterest-bearing demand	$1,851,518	—%	$1,635,205	—%
Interest-bearing deposits
Interest-bearing demand	4,343,503	0.55	3,976,291	0.42
Savings	184,289	0.25	177,006	0.23
Time deposits	1,603,201	1.18	1,635,154	1.01
Total interest bearing deposits	6,130,993	0.71	5,788,451	0.58
Total average deposits	$7,982,511	0.54%	$7,423,656	0.45%

Borrowings

The following is a summary of our borrowings for the periods indicated:

Table 29 –Borrowings

	June 30,	December 31,
(In thousands)	2017	2016
Summary of Borrowings
Securities sold under repurchase agreements	$4,980	$3,494
Advances from FHLB	175,000	—
Senior debt	184,485	193,788
Subordinated debt	98,568	98,441
Junior subordinated debentures	36,233	35,989
Total borrowings	$499,266	$331,712
Average total borrowings - YTD	$492,773	$452,685

The increase in advances from the FHLB are short-term and matured in July, 2017.

Shareholders’ Equity

Tangible Common Equity

As of June 30, 2017 and December 31, 2016, our ratio of shareholders’ equity to total assets was 13.29% and 11.34%, respectively, and we had tangible common equity ratios of 10.27% and 8.13%, respectively. Tangible common equity ratio is a non-GAAP financial measure.  We believe that this non-GAAP financial measure provides investors with information useful in understanding our financial performance and, specifically, our capital position. The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less goodwill and other intangible assets, net, and tangible assets are total assets less goodwill and other intangible assets, net. The following table provides a reconciliation of tangible common equity to GAAP total common shareholders’ equity and tangible assets to GAAP total assets:

Table 30 –Tangible Common Equity

	June 30,	December 31,
(In thousands)	2017	2016
Shareholders’ equity	$1,304,054	$1,080,498
Less: Goodwill and other intangible assets, net	(330,261)	(332,691)
Tangible common shareholders’ equity	973,793	747,807
Total assets	9,811,557	9,530,888
Less: Goodwill and other intangible assets, net	(330,261)	(332,691)
Tangible assets	$9,481,296	$9,198,197
Tangible common equity ratio	10.27%	8.13%

Regulatory Capital

We are subject to regulatory capital requirements that require us to maintain certain minimum common equity Tier 1 capital, Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. At June 30, 2017, our capital ratios exceeded these requirements. Our actual regulatory capital amounts and ratios at June 30, 2017 are presented in the following table:

Table 31 –Regulatory Capital Amounts/Ratios

	June 30, 2017
	Cadence		Cadence
	Bancorporation		Bank N.A.
(In thousands)	Amount	Ratio	Amount	Ratio
Actual
Tier 1 leverage	$1,041,193	11.0%	$1,145,287	12.1%
Common equity Tier 1 (CET1)	1,005,672	10.9	1,097,096	11.9
Tier 1 risk-based capital	1,041,193	11.3	1,145,287	12.5
Total risk-based capital	1,234,044	13.4	1,264,250	13.7
Minimum levels
Tier 1 leverage	$378,708	4.0%	$378,687	4.0%
Common equity Tier 1 (CET1)	413,993	4.5	413,777	4.5
Tier 1 risk-based capital	551,991	6.0	551,703	6.0
Total risk-based capital	735,988	8.0	735,604	8.0
To Be Well Capitalized
Tier 1 leverage	NA	NA	$473,359	5.0%
Common equity Tier 1 (CET1)	NA	NA	597,678	6.5
Tier 1 risk-based capital	NA	NA	735,604	8.0
Total risk-based capital	NA	NA	919,505	10.0

Liquidity and Capital Resources

Overview

We measure and seek to manage liquidity risk by a variety of processes, including monitoring the composition of our funding mix; monitoring financial ratios specifically designed to measure liquidity risk; maintaining a minimum liquidity cushion; and performing forward cash flow gap forecasts in various liquidity stress testing scenarios designed to simulate possible stressed liquidity environments. We attempt to limit our liquidity risk by setting board-approved concentration limits on sources of funds and limits on liquidity ratios used to measure liquidity risk, and maintaining adequate levels of on-hand liquidity. We use the following ratios to monitor and analyze our liquidity:

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

As of June 30, 2017, all of our liquidity measures were within our established guidelines.

The goal of liquidity management is to ensure that we maintain adequate funds to meet changes in loan demand or any deposit withdrawals. Additionally, we strive to maximize our earnings by investing our excess funds in securities and other assets. To meet our short-term liquidity needs, we seek to maintain a targeted cash position and have borrowing capacity through many wholesale sources including correspondent banks, the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank. To meet long-term liquidity needs, we additionally depend on the repayment of loans, sales of loans, term wholesale borrowings, brokered deposits and the maturity or sale of investment securities.

Maturities of Time Deposits

The aggregate amount of time deposits in denominations of $100,000 or more as of June 30, 2017 and December 31, 2016, was $981.4 million and $848.1 million, respectively.

At June 30, 2017, the scheduled maturities of time deposits greater than $100,000 were as follows:

Table 32 – Time Deposit Maturity Schedule

	June 30, 2017
(In thousands)	Amount	Average Interest Rate
Under 3 months	$73,854	0.87%
3 to 6 months	40,249	1.53
6 to 12 months	206,505	1.09
12 to 24 months	554,279	1.02
24 to 36 months	82,728	1.59
36 to 48 months	12,687	1.55
Over 48 months	11,101	1.38
Total	$981,403	1.23%

Cash Flow Analysis

Cash and cash equivalents

At June 30, 2017, we had $288.9 million cash and cash equivalents on hand, an increase of $40.0 million or 16.1% over our cash and cash equivalents of $248.9 million at December 31, 2016. At June 30, 2017 our cash and cash equivalents comprised 2.94% of total assets compared to 2.61% at December 31, 2016. We monitor our liquidity position and increase or decrease our short-term liquid assets as necessary. The higher balance in cash and cash equivalents at June 30, 2017 is due to timing of net loan fundings and customer deposits at the end of the quarter.

2017 vs. 2016

As shown in the Condensed Consolidated Statements of Cash Flows, operating activities provided $51.5 million in the six months ended June 30, 2017 compared to $29.1 million in the six months ended June 30, 2016. The increase in operating funds during the six months ended June 30, 2017 was due primarily to an increase in net income and an increase in proceeds from the sale of held for sale loans, offset by an increase in originations of loans held for sale and a decrease in other assets related to the refund of a bid deposit made in the fourth quarter of 2016 to acquire a large treasury management deposit account.

Investing activities during the six months ended June 30, 2017 used $247.8 million of net funds, primarily due to net loan fundings of $290.8 million, partially offset by sales and other cash flows from available for sale securities. This compares to investing activities during the six months ended June 30, 2016 using $428.1 million of net funds, primarily due to net loan fundings of $583.1 million and the purchase of available for sale securities of $409.7 million, partially offset by sales of certain commercial loans of $328.8 million.

Financing activities during the six months ended June 30, 2017 provided net funds of $236.2 million, due to $175.0 million in advances from FHLB and net proceeds of $155.7 million from the issuance of common stock, partially offset by a decrease in deposits of $86.4 million. This compares to financing activities during the six months ended June 30, 2016 providing net funds of $316.2 million, resulting from an increase in deposits of $685.4 million and a decrease in short-term FHLB borrowings of $370.0 million.

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

Tangible common equity is defined as total shareholders’ equity, excluding preferred stock, less goodwill and other intangible assets. We believe that this measure is important to many investors in the marketplace who are interested in changes from period to period in common shareholders’ equity exclusive of changes in intangible assets. Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing both common equity and assets while not increasing our tangible common equity or tangible assets.

The tangible common equity ratio is defined as the ratio of tangible common equity divided by total assets less goodwill and other intangible assets. We believe that this measure is important to many investors in the marketplace who are interested in relative changes from period to period in common equity and total assets, each exclusive of changes in intangible assets. We believe that the most directly comparable GAAP financial measure is total shareholders’ equity to total assets.

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

Table 33 – Non-GAAP Financial Measures

	As of and for the three months ended		As of and for the six months ended		As of and for the year ended
	June 30,		June 30,		December 31,
(In thousands)	2017	2016	2017	2016	2016
Efficiency ratio
Noninterest expenses (numerator)	$56,134	$55,868	$110,455	$109,910	$220,180
Net interest income	$82,384	$69,249	$157,142	$136,515	$279,439
Noninterest income	22,989	23,105	47,094	43,251	88,403
Operating revenue (denominator)	$105,373	$92,354	$204,236	$179,766	$367,842
Efficiency ratio	53.27%	60.49%	54.08%	61.14%	59.86%
Adjusted noninterest expenses and operating revenue
Noninterest expense	$56,134	$55,868	$110,455	$109,910	$220,180
Less: Branch closure expenses	47	75	94	139	238
Adjusted noninterest expenses	$56,087	$55,793	$110,361	$109,771	$219,942
Net interest income	$82,384	$69,249	$157,142	$136,515	$279,439
Noninterest income	22,989	23,105	47,094	43,251	88,403
Less: Securities (losses) gains, net	(244)	1,019	(163)	1,083	3,736
Adjusted operating revenue	$105,617	$91,335	$204,399	$178,683	$364,106
Tangible common equity ratio
Shareholders’ equity	$1,304,054	$1,116,076	$1,304,054	$1,116,076	$1,080,498
Less: Goodwill and other intangible assets, net	(330,261)	(335,852)	(330,261)	(335,852)	(332,691)
Tangible common shareholders’ equity	973,793	780,224	973,793	780,224	747,807
Total assets	9,811,557	9,221,807	9,811,557	9,221,807	9,530,888
Less: Goodwill and other intangible assets, net	(330,261)	(335,852)	(330,261)	(335,852)	(332,691)
Tangible assets	$9,481,296	$8,885,955	$9,481,296	$8,885,955	$9,198,197
Tangible common equity ratio	10.27%	8.78%	10.27%	8.78%	8.13%
Tangible book value per share
Shareholders’ equity	$1,304,054	$1,116,076	$1,304,054	$1,116,076	$1,080,498
Less: Goodwill and other intangible assets, net	(330,261)	(335,852)	(330,261)	(335,852)	(332,691)
Tangible common shareholders’ equity	$973,793	$780,224	$973,793	$780,224	$747,807
Common shares issued	83,625,000	75,000,000	83,625,000	75,000,000	75,000,000
Tangible book value per share	$11.64	$10.40	$11.64	$10.40	$9.97
Return on average tangible common equity
Average common equity	$1,251,217	$1,092,034	$1,171,504	$1,080,674	$1,093,604
Less: Average intangible assets	(330,977)	(336,856)	(331,584)	(337,699)	(336,054)
Average tangible common equity	$920,240	$755,178	$839,920	$742,975	$757,550
Net income	$28,968	$14,840	$55,085	$30,181	$65,774
Return on average tangible common equity (1)	12.63%	7.90%	13.23%	8.17%	8.68%
Pre-tax, pre-provision net earnings
Income before taxes	$42,538	$22,015	$81,294	$44,913	$98,314
Plus: Provision for credit losses	6,701	14,471	12,487	24,943	49,348
Pre-tax, pre-provision net earnings	$49,239	$36,486	$93,781	$69,856	$147,662
___________________

(1)	Annualized for the three and six month periods ended June 30, 2017 and 2016.

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

Interest Rate Exposures

The Bank’s net interest income simulation model projects that net interest income over a 12-month horizon will increase on an annual basis by 0.85%, or approximately $2.9 million, assuming an instant increase in interest rates of 100 basis points, by 1.56%, or approximately $5.3 million, assuming an instant increase in interest rates of 200 basis points and decrease by 3.24% or approximately $11.1 million, assuming an instant decrease in interest rates of 100 basis points. Based upon the current interest rate environment as of June 30, 2017, our sensitivity to interest rate risk was as follows:

Table 34- Interest Rate Sensitivity

	Increase(Decrease)
(In millions)	Net Interest Income		Economic Value of Equity
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent	Amount	Percent
+ 200 BP	$5.3	1.56%	$265.9	13.57%
+ 100 BP	2.9	0.85	151.2	7.71
- 100 BP	(11.1)	(3.24)	(219.4)	(11.19)

Based upon the current interest rate environment as of June 30, 2017, the following table reflects our sensitivity to a gradual increase or decrease in interest rates over a twelve-month period:

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

Cash Flow Hedges. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. We use interest rate swaps to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans (1-Month LIBOR). In June 2015 and March 2016, we entered into interest rate swap agreements with notional values totaling $982 million and $350 million, respectively, to manage overall cash flow changes related to interest rate risk exposure on the 1-Month LIBOR rate indexed loans. The following is a detail of our cash flow hedges as of June 30, 2017:

Table 35 –Summary of Cash Flow Hedges

Effective Date	Maturity Date	Notional Amount (In Thousands)	Fixed Rate	Variable Rate
June 15, 2015	December 17, 2018	$382,000	1.33%	1 Month LIBOR
June 30, 2015	December 31, 2019	300,000	1.51	1 Month LIBOR
June 30, 2015	December 29, 2017	300,000	0.95	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.60	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.59	1 Month LIBOR

The following summarizes all derivative positions as of June 30, 2017:

Table 36 –Derivative Positions

	June 30, 2017
		Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$1,332,000	$—	$15,902
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	565,966	2,494	2,494
Commercial loan interest rate caps	237,079	57	57
Commercial loan interest rate floors	107,940	5	5
Mortgage loan held for sale interest rate lock commitments	14,762	167	—
Mortgage loan forward sale commitments	3,762	11	—
Mortgage loan held for sale floating commitments	21,223	—	—
Foreign exchange contracts	8,507	387	377
Total derivatives not designated as hedging instruments	959,239	3,121	2,933
Total derivatives	$2,291,239	$3,121	$18,835

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

(b)	Internal Control Over Financial Reporting

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Cadence Bancorporation (Registrant)

Date: August 14, 2017	/s/ Paul B. Murphy
Paul B. Murphy
Chairman and Chief Executive Officer

Date: August 14, 2017	/s/ Valerie C. Toalson
Valerie C. Toalson
Executive Vice President and Chief Financial Officer