Form 10-Q
period 2017-09-30
Cadence Bancorporation
filed 2017-11-14
CIK 1614184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class A Common Stock, $0.01 Par Value	83,625,000
Class	Outstanding as of November 14, 2017

Cadence Bancorporation

FORM 10-Q

For the Quarter Ended September 30, 2017

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADENCE BANCORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
(In thousands, except share data)	(unaudited)
ASSETS
Cash and due from banks	$68,248	$48,017
Interest-bearing deposits with banks	515,556	199,747
Federal funds sold	5,578	1,161
Total cash and cash equivalents	589,382	248,925
Securities available-for-sale	1,198,032	1,139,347
Securities held-to-maturity (estimated fair value of $451 and $463 at September 30, 2017 and December 31, 2016, respectively)	425	425
Other securities - FRB and FHLB stock	54,246	41,493
Loans held for sale	21,835	17,822
Loans	8,028,938	7,432,711
Less: allowance for credit losses	(94,765)	(82,268)
Net loans	7,934,173	7,350,443
Interest receivable	42,030	39,889
Premises and equipment, net	64,425	66,676
Other real estate owned	18,836	18,875
Cash surrender value of life insurance	107,393	105,834
Net deferred tax asset	61,395	83,662
Goodwill	317,817	317,817
Other intangible assets, net	11,307	14,874
Other assets	80,965	84,806
Total Assets	$10,502,261	$9,530,888
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$2,071,594	$1,840,955
Interest-bearing deposits	6,429,508	6,175,794
Total deposits	8,501,102	8,016,749
Securities sold under agreements to repurchase	3,146	3,494
Federal Home Loan Bank advances	250,000	—
Senior debt	184,557	193,788
Subordinated debt	98,627	98,441
Junior subordinated debentures	36,353	35,989
Other liabilities	87,628	101,929
Total liabilities	9,161,413	8,450,390
Shareholders' Equity:
Common Stock $0.01 par value, authorized 300,000,000 shares; 83,625,000 and 75,000,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	836	750
Additional paid-in capital	1,036,585	879,665
Retained earnings	320,276	232,614
Accumulated other comprehensive loss ("OCI")	(16,849)	(32,531)
Total shareholders' equity	1,340,848	1,080,498
Total Liabilities and Shareholders' Equity	$10,502,261	$9,530,888

See accompanying notes to the unaudited condensed consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans	$90,161	$77,067	$261,400	$226,503
Interest and dividends on securities:
Taxable	4,610	3,866	13,089	12,420
Tax-exempt	3,280	2,386	10,079	5,623
Other interest income	1,452	1,335	3,929	3,636
Total interest income	99,503	84,654	288,497	248,182
INTEREST EXPENSE
Interest on time deposits	5,665	4,676	15,084	12,867
Interest on other deposits	7,413	4,604	19,530	13,170
Interest on borrowed funds	5,262	4,948	15,578	15,204
Total interest expense	18,340	14,228	50,192	41,241
Net interest income	81,163	70,426	238,305	206,941
Provision for credit losses	1,723	29,627	14,210	54,570
Net interest income after provision for credit losses	79,440	40,799	224,095	152,371
NONINTEREST INCOME
Service charges on deposit accounts	3,920	3,555	11,519	10,179
Other service fees	1,174	797	3,217	2,263
Credit related fees	3,306	2,690	8,794	7,870
Trust services revenue	4,613	3,959	14,428	12,000
Mortgage banking income	965	1,459	3,044	3,644
Investment advisory revenue	5,283	4,733	15,260	13,990
Securities gains (losses), net	1	1,386	(162)	2,469
Other income	7,862	4,212	18,118	13,628
Total noninterest income	27,124	22,791	74,218	66,043
NONINTEREST EXPENSE
Salaries and employee benefits	35,007	31,086	103,956	96,929
Premises and equipment	7,419	7,130	21,292	20,507
Intangible asset amortization	1,136	1,607	3,567	4,977
Other expense	12,968	15,053	38,170	42,373
Total noninterest expense	56,530	54,876	166,985	164,786
Income before income taxes	50,034	8,714	131,328	53,628
Income tax expense	17,457	2,107	43,666	16,839
Net income	$32,577	$6,607	$87,662	$36,789
Weighted average common shares outstanding (Basic)	83,625,000	75,000,000	80,212,912	75,000,000
Weighted average common shares outstanding (Diluted)	83,955,685	75,258,375	80,558,337	75,258,375
Earnings per common share (Basic)	$0.39	$0.09	$1.09	$0.49
Earnings per common share (Diluted)	$0.39	$0.09	$1.09	$0.49

See accompanying notes to the unaudited condensed consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net income	$32,577	$6,607	$87,662	$36,789
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses) arising during the period (net of $(2,153), $3,352, $(8,844), and $(5,081) tax effect, respectively)	3,745	(5,741)	15,308	8,704
Reclassification adjustments for (gains) losses realized in net income (net of $0, $511, $(60), and $910 tax effect, respectively)	(1)	(875)	102	(1,559)
Net unrealized gains (losses) on securities available-for-sale	3,744	(6,616)	15,410	7,145
Net unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Unrealized gains (losses) arising during the period (net of $(202), $1,679, $(1,427), and $(10,196) tax effect, respectively)	344	(2,877)	2,445	17,465
Reclassification adjustments for gains realized in net income (net of $151, $1,086, $1,269, and $3,070 tax effect, respectively)	(258)	(1,859)	(2,173)	(5,258)
Net change in unrealized gains (losses) on derivative instruments	86	(4,736)	272	12,207
Other comprehensive income (loss), net of tax	3,830	(11,352)	15,682	19,352
Comprehensive income (loss)	$36,407	$(4,745)	$103,344	$56,141

See accompanying notes to the unaudited condensed consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated OCI	Total Shareholders' Equity
Balance, December 31, 2016	$750	$879,665	$232,614	$(32,531)	$1,080,498
Equity-based compensation cost	—	1,425	—	—	1,425
Net income	—	—	87,662	—	87,662
Other comprehensive income	—	—	—	15,682	15,682
Issuance of 8,625,000 common shares, net of issuance costs	86	155,495	—	—	155,581
Balance, September 30, 2017	$836	$1,036,585	$320,276	$(16,849)	$1,340,848

See accompanying notes to the unaudited condensed consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2017	2016
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$149,841	$71,661
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(278,339)	(743,203)
Proceeds from sales of securities available-for-sale	152,256	259,250
Proceeds from maturities, calls and paydowns of securities available-for-sale	72,137	103,566
Proceeds from sale of commercial loans held for sale	—	328,840
Increase in loans, net	(613,993)	(654,485)
Purchase of premises and equipment	(5,734)	(3,700)
Proceeds from disposition of foreclosed property	6,721	24,872
Other, net	(22,430)	14,890
Net cash used in investing activities	(689,382)	(669,970)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits, net	484,365	930,011
Net change in securities sold under agreements to repurchase	(348)	(909)
Net change in short-term FHLB advances	250,000	(370,000)
Purchase of senior debt	(9,600)	(78)
Proceeds from issuance of common stock	155,581	—
Net cash provided by financing activities	879,998	559,024
Net increase (decrease) in cash and cash equivalents	340,457	(39,285)
Cash and cash equivalents at beginning of period	248,925	467,207
Cash and cash equivalents at end of period	$589,382	$427,922

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

Note 1—Summary of Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements for the Company have been prepared in accordance with instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this report have been included. These interim financial statements should be read in conjunction with the audited consolidated financial statements and footnote disclosures for the Company previously filed with the SEC in the Company’s prospectus filed with the Securities and Exchange Commission on November 9, 2017 pursuant to Rule 424(b) of the Securities Act. Operating results for the period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

In June 2016, the FASB has issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The guidance is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments. The guidance will replace the current incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is evaluating the effect of adopting this new accounting guidance.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. ASU 2017-12 will be effective for periods beginning after December 15, 2018 and is not expected to have a significant impact on the Company’s financial condition or results of operations.

Note 2—Securities

A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at September 30, 2017 and December 31, 2016 is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
September 30, 2017
Securities available-for-sale:
U.S. Treasury securities	$100,615	$—	$2,927	$97,688
Obligations of U.S. government agencies	83,508	760	103	84,165
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	112,328	1,049	842	112,535
Issued by FNMA and FHLMC	383,375	2,154	1,487	384,042
Other residential mortgage-backed securities	41,095	234	761	40,568
Commercial mortgage-backed securities	64,776	—	3,786	60,990
Total MBS	601,574	3,437	6,876	598,135
Obligations of states and municipal subdivisions	420,011	3,690	11,485	412,216
Other securities	5,714	248	134	5,828
Total securities available-for-sale	$1,211,422	$8,135	$21,525	$1,198,032
Securities held-to-maturity:
Obligations of states and municipal subdivisions	$425	$26	$—	$451

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016
Securities available-for-sale:
U.S. Treasury securities	$100,736	$—	$3,951	$96,785
Obligations of U.S. government agencies	97,340	508	320	97,528
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	152,918	1,401	1,166	153,153
Issued by FNMA and FHLMC	267,035	1,499	3,206	265,328
Other residential mortgage-backed securities	48,076	375	890	47,561
Commercial mortgage-backed securities	66,720	—	4,107	62,613
Total MBS	534,749	3,275	9,369	528,655
Obligations of states and municipal subdivisions	438,655	870	28,713	410,812
Other securities	5,580	149	162	5,567
Total securities available-for-sale	$1,177,060	$4,802	$42,515	$1,139,347
Securities held-to-maturity:
Obligations of states and municipal subdivisions	$425	$38	$—	$463

The scheduled contractual maturities of securities available-for-sale and securities held-to-maturity at September 30, 2017 were as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	108,620	105,798	425	451
Due after five years through ten years	20,818	21,133	—	—
Due after ten years	474,696	467,138	—	—
Mortgage-backed securities and other securities	607,288	603,963	—	—
Total	$1,211,422	$1,198,032	$425	$451

Proceeds from sales, gross gains and gross losses on sales of securities available for sale for the three and nine months ended September 30, 2017 and 2016 are presented below. There were no other-than-temporary impairment charges included in gross realized losses for the three and nine months ended September 30, 2017 and 2016. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Gross realized gains	$1	$1,724	$151	$2,905
Gross realized losses	—	(338)	(313)	(436)
Realized gains (losses) on sale of securities available for sale, net	$1	$1,386	$(162)	$2,469

Securities with a carrying value of $513.4 million and $380.4 million at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public and trust deposits, FHLB borrowings, repurchase agreements and for other purposes as required or permitted by law.

The detail concerning securities classified as available-for-sale with unrealized losses as of September 30, 2017 and December 31, 2016 was as follows:

	Unrealized loss analysis
	Losses < 12 Months		Losses > 12 Months
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses
September 30, 2017
U.S. Treasury securities	$—	$—	$97,688	$2,927
Obligations of U.S. government agencies	138	—	25,784	103
Mortgage-backed securities	218,226	4,108	58,347	2,768
Obligations of states and municipal subdivisions	140,067	4,134	93,325	7,351
Other securities	—	—	4,313	134
Total	$358,431	$8,242	$279,457	$13,283

	Unrealized loss analysis
	Losses < 12 Months		Losses > 12 Months
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses
December 31, 2016
U.S. Treasury securities	$96,785	$3,951	$—	$—
Obligations of U.S. government agencies	51,463	277	12,150	43
Mortgage-backed securities	328,374	8,482	17,979	887
Obligations of states and municipal subdivisions	344,708	28,713	—	—
Other securities	—	—	4,216	162
Total	$821,330	$41,423	$34,345	$1,092

There were no securities classified as held-to-maturity with unrealized losses as of September 30, 2017 and December 31, 2016.

As of September 30, 2017 and December 31, 2016, approximately 53% and 75%, respectively, of the fair value of securities in the investment portfolio reflected an unrealized loss. As of September 30, 2017, there were 61 securities that had been in a loss position for more than twelve months, and 82 securities that had been in a loss position for less than 12 months. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption of the obligations. The Company has adequate liquidity and, therefore, does not plan to sell and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Note 3—Loans and Allowance for Credit Losses

The following table presents total loans outstanding by portfolio segment and class of financing receivable as of September 30, 2017 and December 31, 2016. Outstanding balances also include Acquired Noncredit Impaired (“ANCI”) loans, originated loans and Acquired Credit Impaired (“ACI”) loans net of any remaining purchase accounting adjustments. Information about ACI loans is presented separately in the “Acquired Credit-Impaired Loans” section of this Note.

	As of September 30, 2017
(In thousands)	ACI	ANCI	Originated	Total
Commercial and Industrial
General C&I(1)	$26,103	$51,876	$2,542,261	$2,620,240
Energy sector	—	—	932,981	932,981
Restaurant industry	—	—	979,735	979,735
Healthcare	6,240	2,720	385,385	394,345
Total commercial and industrial	32,343	54,596	4,840,362	4,927,301
Commercial Real Estate
Income producing	82,634	14,735	1,048,441	1,145,810
Land and development	—	1,510	71,597	73,107
Total commercial real estate	82,634	16,245	1,120,038	1,218,917
Consumer
Residential real estate	157,632	117,801	1,340,724	1,616,157
Other	1,397	2,948	67,981	72,326
Total consumer	159,029	120,749	1,408,705	1,688,483
Small Business Lending	—	10,702	207,575	218,277
Total (Gross of unearned discount and fees)	274,006	202,292	7,576,680	8,052,978
Unearned discount and fees	—	(3,495)	(20,545)	(24,040)
Total (Net of unearned discount and fees)	$274,006	$198,797	$7,556,135	$8,028,938

	As of December 31, 2016
(In thousands)	ACI	ANCI	Originated	Total
Commercial and Industrial
General C&I(1)	$31,709	$47,592	$2,337,364	$2,416,665
Energy sector	—	—	939,369	939,369
Restaurant industry	—	—	864,085	864,085
Healthcare	6,338	4,102	434,663	445,103
Total commercial and industrial	38,047	51,694	4,575,481	4,665,222
Commercial Real Estate
Income producing	96,673	18,354	886,676	1,001,703
Land and development	1,497	1,952	67,555	71,004
Total commercial real estate	98,170	20,306	954,231	1,072,707
Consumer
Residential real estate	186,375	145,747	1,125,048	1,457,170
Other	1,690	7,180	59,819	68,689
Total consumer	188,065	152,927	1,184,867	1,525,859
Small Business Lending	—	9,158	184,483	193,641
Total (Gross of unearned discount and fees)	324,282	234,085	6,899,062	7,457,429
Unearned discount and fees	—	(4,301)	(20,417)	(24,718)
Total (Net of unearned discount and fees)	$324,282	$229,784	$6,878,645	$7,432,711

(1)	This category for ACI loans includes all pooled commercial and industrial loans which may contain certain restaurant, healthcare or services loan types.

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

A summary of the activity in the ACL for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of June 30, 2017	$62,235	$13,260	$13,385	$4,335	$93,215
Provision for loan losses:
ACI loans	278	(1,195)	(345)	—	(1,262)
ANCI loans	31	—	(154)	(69)	(192)
Originated loans	(432)	811	2,689	109	3,177
Total provision	(123)	(384)	2,190	40	1,723
Charge-offs:
ACI loans	375	—	—	—	375
ANCI loans	65	—	9	—	74
Originated loans	—	—	132	—	132
Total charge-offs	440	—	141	—	581
Recoveries:
ACI loans	—	65	3	—	68
ANCI loans	27	—	164	65	256
Originated loans	44	11	29	—	84
Total recoveries	71	76	196	65	408
As of September 30, 2017	$61,743	$12,952	$15,630	$4,440	$94,765

	For the Nine Months Ended September 30, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of December 31, 2016	$54,688	$10,103	$13,265	$4,212	$82,268
Provision for loan losses:
ACI loans	95	(877)	(1,416)	—	(2,198)
ANCI loans	639	(42)	(146)	(224)	227
Originated loans	8,656	3,564	3,633	328	16,181
Total provision	9,390	2,645	2,071	104	14,210
Charge-offs:
ACI loans	414	—	—	—	414
ANCI loans	99	—	160	47	306
Originated loans	2,788	—	383	120	3,291
Total charge-offs	3,301	—	543	167	4,011
Recoveries:
ACI loans	246	186	484	—	916
ANCI loans	43	—	268	247	558
Originated loans	677	18	85	44	824
Total recoveries	966	204	837	291	2,298
As of September 30, 2017	$61,743	$12,952	$15,630	$4,440	$94,765
ACL
ACI loans collectively evaluated for impairment	$—	$1,958	$6,300	$—	$8,258
ACI loans individually evaluated for impairment	103	6	215	—	324
ANCI loans collectively evaluated for impairment	883	202	55	256	1,396
ANCI loans individually evaluated for impairment	—	—	38	24	62
Originated loans collectively evaluated for impairment	49,847	10,786	9,019	4,149	73,801
Originated loans individually evaluated for impairment	10,910	—	3	11	10,924
ACL as of September 30, 2017	$61,743	$12,952	$15,630	$4,440	$94,765
Loans
ACI loan pools collectively evaluated for impairment	$22,120	$73,929	$159,029	$—	$255,078
ACI loans individually evaluated for impairment	10,223	8,705	—	—	18,928
ANCI loans collectively evaluated for impairment	54,596	16,245	119,152	10,381	200,374
ANCI loans individually evaluated for impairment	—	—	1,597	321	1,918
Originated loans collectively evaluated for impairment	4,749,077	1,120,038	1,408,263	206,981	7,484,359
Originated loans individually evaluated for impairment	91,285	—	442	594	92,321
Loans as of September 30, 2017	$4,927,301	$1,218,917	$1,688,483	$218,277	$8,052,978

	For the Three Months Ended September 30, 2016
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of June 30, 2016	$60,135	$9,804	$13,323	$3,885	$87,147
Provision for loan losses:
ACI loans	(39)	(763)	992	—	190
ANCI loans	(33)	(237)	33	(47)	(284)
Originated loans	29,290	57	275	99	29,721
Total provision	29,218	(943)	1,300	52	29,627
Charge-offs:
ACI loans	—	—	1,092	—	1,092
ANCI loans	—	—	144	—	144
Originated loans	25,455	—	177	—	25,632
Total charge-offs	25,455	—	1,413	—	26,868
Recoveries:
ACI loans	8	419	2	—	429
ANCI loans	11	100	31	2	144
Originated loans	656	—	34	—	690
Total recoveries	675	519	67	2	1,263
As of September 30, 2016	$64,573	$9,380	$13,277	$3,939	$91,169

	For the Nine Months Ended September 30, 2016
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of December 31, 2015	$55,824	$8,136	$13,450	$2,373	$79,783
Provision for loan losses:
ACI loans	(2,179)	(876)	(149)	—	(3,204)
ANCI loans	(196)	(211)	188	(60)	(279)
Originated loans	53,125	1,765	1,402	1,761	58,053
Total provision	50,750	678	1,441	1,701	54,570
Charge-offs:
ACI loans	—	—	1,092	—	1,092
ANCI loans	—	—	334	—	334
Originated loans	43,332	—	480	142	43,954
Total charge-offs	43,332	—	1,906	142	45,380
Recoveries:
ACI loans	20	466	7	—	493
ANCI loans	35	100	102	7	244
Originated loans	1,276	—	183	—	1,459
Total recoveries	1,331	566	292	7	2,196
As of September 30, 2016	$64,573	$9,380	$13,277	$3,939	$91,169
ACL
ACI loans collectively evaluated for impairment	$70	$2,671	$7,557	$—	$10,298
ACI loans individually evaluated for impairment	—	4	229	—	233
ANCI loans collectively evaluated for impairment	262	117	—	254	633
ANCI loans individually evaluated for impairment	—	—	61	—	61
Originated loans collectively evaluated for impairment	55,451	6,588	5,430	3,685	71,154
Originated loans individually evaluated for impairment	8,790	—	—	—	8,790
ACL as of September 30, 2016	$64,573	$9,380	$13,277	$3,939	$91,169

Loans Held-for-sale

The Company had held-for-sale (“HFS”) loans totaling $21.8 million as of September 30, 2017 consisting of $16.0 million in commercial loans and $5.8 million in mortgage loans.  During the third quarter of 2017 the Company transferred a $9.9 million nonperforming energy credit to the HFS category at the lower of cost or market value ("LOCOM"). The sale is expected to close in the fourth quarter of 2017.

Impaired Originated and ANCI Loans Including TDRs

The following includes certain key information about individually impaired originated and ANCI loans as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016.

Originated and ANCI Loans Identified as Impaired

	As of September 30, 2017
(In thousands)	Recorded Investment in Impaired Loans (1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
With no related allowance for credit losses
Commercial and Industrial
General C&I	$193	$197	$—	$193	$—
Energy sector	67,584	77,441	—	60,452	4,432
Total commercial and industrial	67,777	77,638	—	60,645	4,432
Consumer
Residential real estate	1,105	1,108	—	36	—
Other	160	159	—	—	—
Total consumer	1,265	1,267	—	36	—
Small Business Lending	255	696	—	255	—
Total	$69,297	$79,601	$—	$60,936	$4,432
With allowance for credit losses recorded
Commercial and Industrial
Energy sector	$23,695	$28,539	$10,910	$11,574	$402
Consumer
Residential real estate	499	497	38	—	—
Other	285	283	3	—	—
Total consumer	784	780	41	—	—
Small Business Lending	662	930	35	65	—
Total	$25,141	$30,249	$10,986	$11,639	$402

	As of December 31, 2016
(In thousands)	Recorded Investment in Impaired Loans (1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
With no related allowance for credit losses
Commercial and Industrial
General C&I	$12,334	$13,426	$—	$6,838	$1,363
Energy sector	99,200	103,322	—	85,149	8,465
Total commercial and industrial	111,534	116,748	—	91,987	9,828
Consumer
Residential real estate	437	435	—	—	—
Other	429	427	—	—	1
Total consumer	866	862	—	—	1
Small Business Lending	299	703	—	299	—
Total	$112,699	$118,313	$—	$92,286	$9,829
With allowance for credit losses recorded
Commercial and Industrial
Energy sector	$39,319	$45,243	$1,598	$28,228	$4,788
Consumer
Residential real estate	736	741	37	39	—
Small Business Lending	641	897	40	90	—
Total	$40,696	$46,881	$1,675	$28,357	$4,788

(1)	The recorded investment of a loan also includes any interest receivable, net unearned discount or fees, and unamortized premium or discount.

The related amount of interest income recognized for impaired loans was $301 thousand and $926 thousand for the three and nine months ended September 30, 2017, respectively, compared to $206 thousand and $897 thousand for the same periods in 2016.

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, under the terms of the restructured loan. Approximately $0.4 million and $1.4 million of contractual interest paid was recognized on the cash basis for the three and nine months ended September 30, 2017, respectively, compared to $0.2 million and $1.2 million for same periods in 2016.

Average Recorded Investment in Impaired Originated and ANCI Loans

	Three Months Ended September 30,
	2017		2016
(In thousands)	Originated	ANCI	Originated	ANCI
Commercial and Industrial
General C&I	$6,506	$—	$8,474	$568
Energy sector	103,580	—	156,768	—
Total commercial and industrial	110,086	—	165,242	568
Consumer
Residential real estate	—	1,606	—	1,199
Other	369	—	439	—
Total consumer	369	1,606	439	1,199
Small Business Lending	649	334	—	405
Total	$111,104	$1,940	$165,681	$2,172

	Nine Months Ended September 30,
	2017		2016
(In thousands)	Originated	ANCI	Originated	ANCI
Commercial and Industrial
General C&I	$9,480	$—	$11,856	$432
Energy sector	122,269	—	133,150	—
Total commercial and industrial	131,749	—	145,006	432
Consumer
Residential real estate	—	1,385	—	1,273
Other	378	—	367	—
Total consumer	378	1,385	367	1,273
Small Business Lending	600	356	—	426
Total	$132,727	$1,741	$145,373	$2,131

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

Originated and ANCI Loans that were modified into TDRs

	For the Three Months Ended September 30, 2017
	During the Period		Default(1) during the Period
(In thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Consumer
Other	1	285	—	—
Total	1	$285	—	$—

	For the Nine Months Ended September 30, 2017
	During the Period		Default(1) during the Period
(In thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial
General C&I	1	$193	—	$—
Consumer
Residential real estate	1	462	—	—
Other	1	285	—	—
Total consumer	2	747	—	—
Small Business Lending	1	145	—	—
Total	4	$1,085	—	$—

	For the Three Months Ended September 30, 2016
	During the Period		Default(1) during the Period
(In thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial
General C&I	1	$7,896	—	$—
Energy sector	3	29,107	—	—
Total commercial and industrial	4	37,003	—	—
Total	4	$37,003	—	$—

	For the Nine Months Ended September 30, 2016
	During the Period		Default(1) during the Period
(In thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial
General C&I	1	$7,896	—	$—
Energy sector	4	35,945	—	—
Total commercial and industrial	5	43,841	—	—
Consumer
Residential real estate	1	336	—	—
Other	1	184	—	—
Total consumer	2	520	—	—
Total	7	$44,361	—	$—

(1)	Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 day past due status with respect to principal and/or interest payments.

	For the Three Months Ended September 30,
	2017		2016
	Number of Loans Modified by:
	Rate Concession	Modified Terms and/ or Other Concessions	Forbearance Agreement	Modified Terms and/ or Other Concessions	Rate Concession
Commercial and Industrial
General C&I	—	—	—	1	—
Energy sector	—	—	1	1	1
Total commercial and industrial	—	—	1	2	1
Consumer
Other	—	1	—	—	—
Total	—	1	1	2	1

	For the Nine Months Ended September 30,
	2017		2016
	Number of Loans Modified by:
	Rate Concession	Modified Terms and/ or Other Concessions	Forbearance Agreement	Modified Terms and/ or Other Concessions	Rate Concession
Commercial and Industrial
General C&I	1	—	—	1	—
Energy sector	—	—	1	2	1
Total commercial and industrial	1	—	1	3	1
Consumer
Residential real estate	—	1	—	1	—
Other	—	1	—	1	—
Total consumer	—	2	—	2	—
Small Business Lending	1	—	—	—	—
Total	2	2	1	5	1

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $3.4 million and $2.1 million of consumer loans secured by single family residential real estate that are in process of foreclosure at September 30, 2017 and December 31, 2016, respectively. Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction.  In addition to the single family residential real estate loans in process of foreclosure, the Company also held $4.8 million and $5.1 million of foreclosed single family residential properties in other real estate owned as of September 30, 2017 and December 31, 2016, respectively.

Credit Exposure in the Originated and ANCI Loan Portfolios

The following provides information regarding the credit exposure by portfolio segment and class of receivable as of September 30, 2017 and December 31, 2016:

Commercial and Industrial credit exposure, based on internal risk rating:

	As of September 30, 2017
(Recorded Investment in thousands)	General C&I	Energy(1)	Restaurant	Healthcare
Originated Loans
Pass	$2,429,596	$773,680	$966,231	$386,360
Special mention	84,846	—	4,647	45
Substandard(1)	34,580	150,929	10,907	—
Doubtful	—	10,503	—	—
Total originated loans(1)	2,549,022	935,112	981,785	386,405
ANCI Loans
Pass	45,780	—	—	2,731
Substandard	6,324	—	—	—
Total ANCI loans	52,104	—	—	2,731
Total	$2,601,126	$935,112	$981,785	$389,136

(1)	Does not include the $9.9 million nonperforming energy credit that was transferred to the HFS category.

	As of December 31, 2016
(Recorded Investment in thousands)	General C&I	Energy	Restaurant	Healthcare
Originated Loans
Pass	$2,279,481	$670,696	$849,546	$426,276
Special mention	36,419	30,433	16,169	9,479
Substandard	26,968	239,457	—	—
Doubtful	—	789	—	—
Total originated loans	2,342,868	941,375	865,715	435,755
ANCI Loans
Pass	47,269	—	—	4,114
Substandard	521	—	—	—
Total ANCI loans	47,790	—	—	4,114
Total	$2,390,658	$941,375	$865,715	$439,869

Commercial Real Estate credit exposure, based on internal risk rating:

	As of September 30, 2017		As of December 31, 2016
(Recorded Investment in thousands)	Income producing	Land and development	Income producing	Land and development
Originated Loans
Pass	$1,049,645	$71,814	$888,608	$67,742
Special mention	1,368	20	—	23
Total originated loans	1,051,013	71,834	888,608	67,765
ANCI Loans
Pass	14,767	1,232	18,410	1,618
Substandard	26	300	—	341
Total ANCI loans	14,793	1,532	18,410	1,959
Total	$1,065,806	$73,366	$907,018	$69,724

Consumer credit exposure, based on internal risk rating:

	As of September 30, 2017		As of December 31, 2016
(Recorded Investment in thousands)	Residential Real Estate	Other	Residential Real Estate	Other
Originated Loans
Pass	$1,343,065	$67,294	$1,126,679	$59,145
Special mention	328	621	422	455
Substandard	1,326	321	1,096	415
Total originated loans	1,344,719	68,236	1,128,197	60,015
ANCI Loans
Pass	113,731	2,915	141,349	7,151
Special mention	1,892	46	2,156	53
Substandard	2,632	2	2,775	4
Total ANCI loans	118,255	2,963	146,280	7,208
Total	$1,462,974	$71,199	$1,274,477	$67,223

Small Business credit exposure, based on internal risk rating:

	As of
(Recorded Investment in thousands)	September 30, 2017	December 31, 2016
Originated Loans
Pass	$204,758	$182,021
Special mention	2,624	1,807
Substandard	668	1,116
Doubtful	32	—
Total originated loans	208,082	184,944
ANCI Loans
Pass	10,136	8,407
Special mention	40	11
Substandard	561	764
Total ANCI loans	10,737	9,182
Total	$218,819	$194,126

The following provides an aging of past due originated and ANCI loans by portfolio segment and class of receivable as of September 30, 2017 and December 31, 2016:

Aging of Past due Originated and ANCI Loans

	As of September 30, 2017
	Accruing Loans			Non-Accruing Loans(1)
(Recorded Investment in thousands)	30-59 DPD	60-89 DPD	90+DPD	0-29 DPD	30-59 DPD	60-89 DPD	90+DPD
Originated Loans
Commercial and Industrial
General C&I	$—	$—	$—	$193	$—	$—	$—
Energy sector(1)	—	—	—	59,801	5,883	—	6,342
Total commercial and industrial	—	—	—	59,994	5,883	—	6,342
Commercial Real Estate
Income producing	—	—	—	—	—	—	—
Land and development	347	—	—	—	—	—	—
Total commercial real estate	347	—	—	—	—	—	—
Consumer
Residential real estate	5,115	577	—	84	262	—	755
Other	817	30	—	—	—	—	—
Total consumer	5,932	607	—	84	262	—	755
Small Business Lending	98	—	41	39	119	30	124
Total(1)	$6,377	$607	$41	$60,117	$6,264	$30	$7,221
ANCI Loans
Commercial Real Estate
Income producing	$1,048	$—	$26	$—	$—	$—	$—
Land and development	—	—	—	300	—	—	—
Total commercial real estate	1,048	—	26	300	—	—	—
Consumer
Residential real estate	1,468	208	171	629	703	228	1,028
Other	5	—	—	—	—	—	—
Total consumer	1,473	208	171	629	703	228	1,028
Small Business Lending	721	—	—	117	49	255	93
Total	$3,242	$208	$197	$1,046	$752	$483	$1,121

(1)	Does not include a $9.9 million nonperforming energy credit that was transferred to the HFS category.

	As of December 31, 2016
	Accruing Loans			Non-Accruing Loans
(Recorded Investment in thousands)	30-59 DPD	60-89 DPD	90+DPD	0-29 DPD	30-59 DPD	60-89 DPD	90+DPD
Originated Loans
Commercial and Industrial
General C&I	$3,930	$—	$—	$—	$6,839	$—	$250
Energy sector	—	—	—	112,937	—	—	447
Total commercial and industrial	3,930	—	—	112,937	6,839	—	697
Commercial Real Estate
Income producing	4	—	—	—	—	—	—
Consumer
Residential real estate	1,388	239	244	344	—	—	454
Other	534	—	—	—	—	—	—
Total consumer	1,922	239	244	344	—	—	454
Small Business Lending	2,003	563	87	80	16	36	—
Total	$7,859	$802	$331	$113,361	$6,855	$36	$1,151
ANCI Loans
Commercial and Industrial
General C&I	$—	$—	$—	$125	$—	$—	$—
Commercial Real Estate
Land and development	259	—	—	—	—	341	—
Consumer
Residential real estate	1,522	839	252	1,083	30	—	1,619
Other	18	—	3	—	—	—	—
Total consumer	1,540	839	255	1,083	30	—	1,619
Small Business Lending	—	—	—	480	62	—	131
Total	$1,799	$839	$255	$1,688	$92	$341	$1,750

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

•	Changes in prepayment assumptions—Prepayments affect the estimated life of ACI loans which may change the amount of interest income, and possibly principal, expected to be collected; and
•	Changes in the expected principal and interest payments over the estimated life—Updates to expected cash flows are driven by the credit outlook and actions taken with borrowers.

Changes in the amount of accretable discount for ACI loans for the nine months ended September 30, 2017 and 2016 were as follows:

Changes in Accretable Yield on ACI Loans

	For the Nine Months Ended September 30,
(In thousands)	2017	2016
Balance at beginning of period	$98,728	$122,791
Maturities/payoff	(8,137)	(8,861)
Charge-offs	(98)	(246)
Foreclosure	(1,056)	(857)
Accretion	(17,955)	(24,024)
Reclass from nonaccretable difference due to increases in expected cash flow	10,617	12,567
Balance at end of period	$82,099	$101,370

Impaired ACI Loans and Pools Including TDRs

The following includes certain key information about individually impaired ACI loans and pooled ACI loans as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016.

ACI Loans / Pools Identified as Impaired

	As of September 30, 2017
	ACI Loans / Pools Identified as Impaired
(In thousands)	Recorded Investment in Impaired Loans(1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
Commercial and industrial	$14,462	$19,475	$103	$—	$—
Commercial real estate	89,289	120,581	1,964	225	522
Consumer	18,302	21,232	6,515	—	14
Total	$122,053	$161,288	$8,582	$225	$536

	As of December 31, 2016
	ACI Loans / Pools Identified as Impaired
(In thousands)	Recorded Investment in Impaired Loans(1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
Commercial and industrial	$15,552	$28,256	$176	$1,818	$-
Commercial real estate	53,428	82,946	2,654	1,845	1,213
Consumer	44,295	50,175	7,447	—	15
Total	$113,275	$161,377	$10,277	$3,663	$1,228

(1)  The recorded investment of a loan also includes any interest receivable, net unearned discount or fees, and unamortized premium or discount.

ACI Loans that Were Modified into TDRs

There were no ACI loans modified into a TDR for the three and nine months ended September 30, 2017.  In the nine months ended September 30, 2016, there was one ACI loan modified into a TDR with a recorded investment of $954 thousand.  There were no ACI TDRs experiencing payment default during the three and nine months ended September 30, 2017 and 2016.  Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 day past due status with respect to principal and interest payments.

Credit Exposure in the ACI Portfolio

The following provides information regarding the credit exposure by portfolio segment and class of receivable as of September 30, 2017 and December 31, 2016:

ACI Loans by Risk Rating / Delinquency Stratification

Commercial and Industrial credit exposure on ACI loans, based on internal risk rating:

	As of September 30, 2017		As of December 31, 2016
(Recorded Investment in thousands)	General C&I	Healthcare	General C&I	Healthcare
Pass	$23,579	$—	$26,634	$5,648
Special mention	885	—	939	—
Substandard	2,556	6,250	5,484	—
Doubtful	35	—	33	—
Total	$27,055	$6,250	$33,090	$5,648

Commercial Real Estate credit exposure on ACI loans, based on internal risk rating:

	As of September 30, 2017		As of December 31, 2016
(Recorded Investment in thousands)	Income producing	Land and development	Income producing	Land and development
Pass	$77,523	$7,310	$80,463	$7,254
Special mention	1,579	710	5,813	933
Substandard	6,139	2,057	13,591	3,240
Total	$85,241	$10,077	$99,867	$11,427

Consumer credit exposure on ACI loans, based on internal risk rating:

	As of September 30, 2017		As of December 31, 2016
(Recorded Investment in thousands)	Residential Real Estate	Other	Residential Real Estate	Other
Pass	$136,430	$1,563	$157,762	$1,821
Special mention	3,420	12	3,655	14
Substandard	20,266	220	27,586	287
Total	$160,116	$1,795	$189,003	$2,122

Consumer credit exposure on ACI loans, based on past due status:

	As of September 30, 2017		As of December 31, 2016
(Recorded Investment in thousands)	Residential Real Estate	Other	Residential Real Estate	Other
0 – 29 Days Past Due	$144,292	$1,649	$171,457	$1,871
30 – 59 Days Past Due	4,422	62	4,070	134
60 – 89 Days Past Due	2,001	32	1,939	25
90 – 119 Days Past Due	890	14	622	36
120 + Days Past Due	8,511	38	10,915	56
Total	$160,116	$1,795	$189,003	$2,122

Note 4—Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets at September 30, 2017 and December 31, 2016:

(In thousands)	September 30, 2017	December 31, 2016
Goodwill	$317,817	$317,817
Core deposit intangible, net of accumulated amortization of $37,520 and $35,495, respectively	2,166	4,191
Customer lists, net of accumulated amortization of $17,583 and $16,041, respectively	9,117	10,659
Trademarks	24	24
Total goodwill and intangible assets	$329,124	$332,691

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

The fair value of derivative positions outstanding is included in other assets and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows. For derivatives not designated as hedging instruments, gains and losses due to changes in fair value are included in noninterest income and the operating section of the consolidated statement of cash flows. For derivatives designated as hedging instruments, the effective portion of the gain or loss related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified as interest income when the forecasted transaction affects income.  The ineffective portion of the gain or loss is recognized immediately as noninterest income.  The notional amounts and estimated fair values as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017			December 31, 2016
		Fair Value			Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$1,332,000	$—	$15,830	$1,332,000	$1,184	$17,225
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	718,686	2,481	2,481	474,923	2,877	2,877
Commercial loan interest rate caps	267,347	104	104	286,959	94	94
Commercial loan interest rate floors	265,515	48	48	51,878	118	118
Mortgage loan held for sale interest rate lock commitments	10,051	—	123	3,788	88	—
Mortgage loan forward sale commitments	5,384	—	6	7,724	—	46
Mortgage loan held for sale floating commitments	10,754	—	—	5,895	—	—
Foreign exchange contracts	45,659	713	696	—	—	—
Total derivatives not designated as hedging instruments	1,323,396	3,346	3,458	831,167	3,177	3,135
Total derivatives	$2,655,396	$3,346	$19,288	$2,163,167	$4,361	$20,360

The Company is party to collateral support agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.  At September 30, 2017 and December 31, 2016, the Company was required to post $16.4 million and $20.3 million, respectively, in cash or securities as collateral for its derivative transactions, which are included in “interest-bearing deposits in banks” on the Company’s consolidated balance sheets. The Company’s master agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts of derivatives executed with the same counterparty under the master agreement.

Gain (loss) included in the consolidated statements of income related to derivative instruments for the three and nine months ended September 30, 2017 and 2016 were as follows:

	For the Three Months Ended September 30,
	2017			2016
(In thousands)	OCI	Reclassified from AOCI to interest income	Noninterest income	OCI	Reclassified from AOCI to interest income	Noninterest income
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$546	$409	$—	$(4,556)	$2,945	$—
Derivatives not designated as hedging instruments:
Mortgage loan held for sale interest rate lock commitments	$—	$—	$(44)	$—	$—	$(29)
Foreign exchange contracts	—	—	631	—	—	328

	For the Nine Months Ended September 30,
	2017			2016
(In thousands)	OCI	Reclassified from AOCI to interest income	Noninterest income	OCI	Reclassified from AOCI to interest income	Noninterest income
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$3,872	$3,442	$—	$27,661	$8,328	$329
Derivatives not designated as hedging instruments:
Mortgage loan held for sale interest rate lock commitments	$—	$—	$35	$—	$—	$93
Foreign exchange contracts	—	—	1,652	—	—	924

Interest Rate Swap and Cap Agreements not designated as hedging derivatives

The Company enters into certain interest rate swap, floor and cap agreements on commercial loans that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap, floor or cap with a loan customer while at the same time entering into an offsetting interest rate swap or cap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The interest rate swap transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate. The interest rate cap transaction allows the Company’s customer to minimize interest rate risk exposure to rising interest rates. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s consolidated statements of income. The Company is exposed to credit loss in the event of nonperformance by the parties to the interest rate swap and cap agreements. However, the Company does not anticipate nonperformance by the counterparties. The estimated fair value has been recorded as an asset and a corresponding liability in the accompanying consolidated balance sheets as of September 30, 2017 and December 31, 2016.

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

Based on our current interest rate forecast, $1.8 million of net payments on our cash flow hedges  is estimated to be recorded in net interest income during the next twelve months. Future changes to interest rates may significantly change actual amounts reclassified to income. There were no reclassifications into income during 2017 or 2016 as a result of any discontinuance of cash flow hedges because the forecasted transaction was no longer probable. The maximum length of time over which the Company is hedging a portion of its exposure to the variability in future cash flows for forecasted transactions is approximately nine years as of September 30, 2017.

Note 6—Deposits

Domestic time deposits $250,000 and over were $371.3 million and $318.8 million at September 30, 2017 and December 31, 2016, respectively.  There were no foreign time deposits at either September 30, 2017 or December 31, 2016.

Note 7—Borrowed Funds

Repurchase Agreements

Securities sold under agreements to repurchase generally mature within one to seven days from the transaction date. Securities underlying the repurchase agreements remain under the control of the Company.

Information concerning the Company’s securities sold under agreements to repurchase as of September 30, 2017 and December 31, 2016 is summarized as follows:

(In thousands)	September 30, 2017	December 31, 2016
Balance at period end	$3,146	$3,494
Average balance during the period	3,881	5,948
Average interest rate during the period	0.19%	0.19%
Maximum month-end balance during the period	$6,286	$8,031

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

Senior and Subordinated Debt

In June 2014, the Company and the Bank completed an unregistered $245 million multi-tranche debt transaction and in March 2015, the Company completed an unregistered $50 million debt transaction. These transactions enhanced our liquidity and the Bank’s capital levels to support balance sheet growth.  Details of the debt transactions are as follows:

(In thousands)	September 30, 2017	December 31, 2016
Cadence Bancorporation:
4.875% senior notes, due June 28, 2019	$145,000	$145,000
5.375% senior notes, due June 28, 2021	50,000	50,000
7.250% subordinated notes, due June 28, 2029, callable in 2024	35,000	35,000
6.500% subordinated notes, due March 2025, callable in 2020	40,000	40,000
Total long-term debt—Cadence Bancorporation	270,000	270,000
Cadence Bank:
6.250% subordinated notes, due June 28, 2029, callable in 2024	25,000	25,000
Debt issuance cost and unamortized premium	(1,738)	(2,693)
Purchased 4.875% senior notes, due June 28, 2019	(10,078)	(78)
Total long-term debt	$283,184	$292,229

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

Junior Subordinated Debentures

In conjunction with the Company’s acquisition of Cadence Financial Corporation and Encore Bank, N.A., the junior subordinated debentures were marked to their fair value as of their respective acquisition dates. The related mark is being amortized over the remaining term of the junior subordinated debentures.  The following is a list of junior subordinated debt:

(In thousands)	September 30, 2017	December 31, 2016
Junior subordinated debentures, 3 month LIBOR plus 2.85%, due 2033	$30,000	$30,000
Junior subordinated debentures, 3 month LIBOR plus 2.95%, due 2033	5,155	5,155
Junior subordinated debentures, 3 month LIBOR plus 1.75%, due 2037	15,464	15,464
Total par value	$50,619	$50,619
Purchase accounting adjustment, net of amortization	(14,266)	(14,630)
Total junior subordinated debentures	$36,353	$35,989

Advances from FHLB and Borrowings from FRB

FHLB advances are collateralized by deposits with the FHLB, FHLB stock and loans. FHLB advances were $250 million as of September 30, 2017.  $100 million of these advances are fixed rate and will mature in October 2017 while $150 million are short-term daily rate credit advances.  There were no outstanding FHLB advances as of December 31, 2016. Any advances are collateralized by $1.6 billion of commercial and residential real estate loans pledged under a blanket lien arrangement as of September 30, 2017.

As of September 30, 2017 and December 31, 2016, the FHLB has issued for the benefit of the Bank irrevocable letters of credit totaling $435 million. The Bank has a $35 million irrevocable letter of credit in favor of the State of Alabama SAFE Program to secure certain deposits of the State of Alabama. This letter of credit expires September 27, 2018 upon 45 days’ prior notice of non-renewal; otherwise it automatically extends for a successive one-year term. The Bank also has a $400 million irrevocable letter of credit to secure a large treasury management deposit.  This letter of credit expires May 26, 2018 upon 45 days’ prior notice of non-renewal; otherwise it automatically extends for a successive one-year term.

There were no borrowings from the FRB discount window as of September 30, 2017 and December 31, 2016.  Any borrowings from the FRB will be collateralized by $810.8 million in commercial loans pledged under a borrower-in-custody arrangement.

Note 8—Other Noninterest Income and Other Noninterest Expense

The detail of the other noninterest income and other noninterest expense captions presented in the consolidated statements of income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Other Noninterest Income
Insurance revenue	$1,950	$1,863	$5,908	$6,140
Bankcard fees	1,803	1,823	5,477	5,330
Income from bank owned life insurance policies	724	736	2,550	2,200
Gain on sale of loans	70	—	70	516
Other	3,315	(210)	4,113	(558)
Total other noninterest income	$7,862	$4,212	$18,118	$13,628

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Other Noninterest Expense
Net cost of operation of other real estate owned	$453	$1,126	$1,175	$1,916
Data processing expense	1,688	1,530	5,086	4,513
Special asset expenses	215	391	824	742
Consulting and professional fees	2,069	2,040	4,710	4,441
Loan related expenses	532	1,071	1,569	2,252
FDIC Insurance	889	1,912	3,336	5,711
Communications	650	535	1,980	1,915
Advertising and public relations	521	303	1,365	1,025
Legal expenses	612	337	1,552	2,059
Branch closure expenses	50	52	143	191
Other	5,289	5,756	16,430	17,608
Total other noninterest expense	$12,968	$15,053	$38,170	$42,373

Note 9—Income Taxes

Income tax expense for the three and nine months ended September 30, 2017 was $17.5 million and $43.7 million, respectively, compared to $2.1 million and $16.8 million for the same periods in 2016. The effective tax rate was 34.9% and 33.3%       for the three and nine months ended September 30, 2017, respectively, compared to 24.2% and 31.4% for the same periods in 2016. The increase in the effective tax rate for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 was primarily driven by an increase in income before income taxes.

The effective tax rate is primarily affected by the amount of pre-tax income, tax-exempt interest income, and the increase in cash surrender value of bank-owned life insurance.  The effective tax rate is also affected by discrete items that may occur in any given period, but are not consistent from period-to-period, which may impact the comparability of the effective tax rate between periods.

Note 10—Earnings Per Common Share

The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Net income	$32,577	$6,607	$87,662	$36,789
Weighted average common shares outstanding (Basic)	83,625,000	75,000,000	80,212,912	75,000,000
Weighted average restricted stock units	330,685	258,375	345,425	258,375
Weighted average common shares outstanding (Diluted)	83,955,685	75,258,375	80,558,337	75,258,375
Earnings per common share (Basic)	$0.39	$0.09	$1.09	$0.49
Earnings per common share (Diluted)	$0.39	$0.09	$1.09	$0.49

In March 2017, the Board of Directors approved a 75-for-one stock split of the Company’s common stock. The stock split occurred on April 7, 2017.  The effect of the stock split on outstanding shares and earnings per share has been retroactively applied to all periods presented.

Note 11—Related Party Transactions

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices, and are within applicable regulatory and lending limitations. The aggregate balances of related party loans and deposits as of September 30, 2017 and December 31, 2016 were insignificant.

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

The Federal Reserve, the FDIC and the OCC have issued guidelines governing the levels of capital that banks must maintain. The bank guidelines for the period as of September 30, 2017 specify capital tiers, which include the following classifications:

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

The most recent notification from the OCC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (the prompt corrective action requirements are not applicable to the Company). The actual capital amounts and ratios for the Company and the bank as of September 30, 2017 and December 31, 2016 are presented in the following table and as shown, are above the thresholds necessary to be considered “well-capitalized”. Management believes there are no conditions or events that would change that classification in the foreseeable future.

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
September 30, 2017
Tier 1 leverage	$1,079,726	11.1%	$1,181,066	12.2%
Common equity tier 1 capital (transitional)	1,042,920	10.8	1,132,506	11.7
Tier 1 risk-based capital	1,079,726	11.2	1,181,066	12.2
Total risk-based capital	1,273,724	13.2	1,301,129	13.5
The minimum amounts of capital and ratios established by banking regulators are as follows:
Tier 1 leverage	$388,553	4.0%	$388,516	4.0%
Common equity tier 1 capital (transitional)	434,801	4.5	434,726	4.5
Tier 1 risk-based capital	579,734	6.0	579,635	6.0
Total risk-based capital	772,979	8.0	772,846	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	$485,645	5.0%
Common equity tier 1 capital (transitional)	N/A	N/A	627,938	6.5
Tier 1 risk-based capital	N/A	N/A	772,846	8.0
Total risk-based capital	N/A	N/A	966,058	10.0

	Consolidated Company		Bank
(In thousands)	Amount	Amount	Amount	Ratio
December 31, 2016
Tier 1 leverage	$824,676	8.9%	$1,035,972	11.2%
Common equity tier 1 (CET1)	793,268	8.8	989,990	11.0
Tier 1 risk-based capital	824,676	9.2	1,035,972	11.5
Total risk-based capital	1,007,011	11.2	1,144,519	12.8
The minimum amounts of capital and ratios established by banking regulators are as follows:
Tier 1 leverage	$371,052	4.0%	$370,836	4.0%
Common equity tier 1 (CET1)	403,718	4.5	403,578	4.5
Tier 1 risk-based capital	538,290	6.0	538,105	6.0
Total risk-based capital	717,720	8.0	717,473	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	$463,546	5.0%
Common equity tier 1 (CET1)	N/A	N/A	583,248	6.5
Tier 1 risk-based capital	N/A	N/A	717,844	8.0
Total risk-based capital	N/A	N/A	897,305	10.0

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

The Bank is required to maintain average reserve balances in the form of cash or deposits with the Federal Reserve Bank. The reserve balance varies depending upon the types and amounts of deposits. At September 30, 2017 and December 31, 2016, the required reserve balance with the Federal Reserve Bank was approximately $59.6 million and $38.3 million, respectively.

Note 13—Commitments and Contingent Liabilities

The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of banking business and which involve elements of credit risk, interest rate risk, and liquidity risk. The commitments and contingent liabilities are commitments to extend credit, home equity lines, overdraft protection lines, and standby letters of credit. Such financial instruments are recorded when they are funded. A summary of commitments and contingent liabilities at September 30, 2017 is as follows:

(In thousands)
Commitments to extend credit	$3,035,455
Standby letters of credit	102,145
Performance letters of credit	22,635
Commercial letters of credit	1,797

Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. In addition, the Company has entered certain commitments to grant loans totaling $402.2 million as of September 30, 2017.  Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the three and nine months ended September 30, 2017 and 2016. The Company does not anticipate any significant future losses as a result of these transactions.

The Company makes investments in limited partnerships, including certain low income housing partnerships for which tax credits are received. As of September 30, 2017 and December 31, 2016, unfunded capital commitments totaled $23.2 million and $15.1 million, respectively.

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

Note 15—Supplemental Cash Flow Information

	For the Nine Months Ended September 30,
(In thousands)	2017	2016
Cash paid during the year for:
Interest	$47,048	$37,267
Income taxes, net of refunds	29,105	22,516
Non-cash investing activities (at fair value):
Transfers of loans to other real estate	$6,922	$12,243
Transfers of commercial loans to loans held for sale	9,397	309,415

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at September 30, 2017 and December 31, 2016:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2017
Investment securities available-for-sale:
U.S. Treasury securities	$97,688	$—	$97,688	$—
Obligations of U.S. government agencies	84,165	—	84,165	—
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	112,535	—	112,535	—
Issued by FNMA and FHLMC	384,042	—	384,042	—
Other residential mortgage-backed securities	40,568	—	40,568	—
Commercial mortgage-backed securities	60,990	—	60,990	—
Total MBS	598,135	—	598,135	—
Obligations of states and municipal subdivisions	412,216	—	412,216
Other securities	5,828	5,828	—	—
Total investment securities available-for-sale	1,198,032	5,828	1,192,204	—
Derivative assets	3,346	—	3,346	—
Other assets (Net profits interests)	16,193	—	—	16,193
Total recurring basis measured assets	$1,217,571	$5,828	$1,195,550	$16,193
Derivative liabilities	$19,288	$—	$19,288	$—
Total recurring basis measured liabilities	$19,288	$—	$19,288	$—

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Investment securities available-for-sale:
U.S. Treasury securities	$96,785	$—	$96,785	$—
Obligations of U.S. government agencies	97,528	—	97,528	—
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	153,153	—	153,153	—
Issued by FNMA and FHLMC	265,328	—	265,328	—
Other residential mortgage-backed securities	47,561	—	47,561	—
Commercial mortgage-backed securities	62,613	—	62,613	—
Total MBS	528,655	—	528,655	—
Obligations of states and municipal subdivisions	410,812	—	410,812	—
Other securities	5,567	5,567	—	—
Total investment securities available-for-sale	1,139,347	5,567	1,133,780	—
Derivative assets	4,361	—	4,361	—
Other assets (Net profits interest)	19,425	—	—	19,425
Total recurring basis measured assets	$1,163,133	$5,567	$1,138,141	$19,425
Derivative liabilities	$20,360	$—	$20,360	$—
Total recurring basis measured liabilities	$20,360	$—	$20,360	$—

There were no transfers between the Level 1 and Level 2 fair value categories during the three and nine months ended September 30, 2017 and 2016.

Changes in Level 3 Fair Value Measurements

 The tables below include a roll-forward of the condensed consolidated balance sheet amounts for the three and nine months ended September 30, 2017 and 2016, including changes in fair value for financial instruments within Level 3 of the valuation hierarchy. Level 3 financial instruments typically include unobservable components, but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology:

Level 3 Assets Measured at Fair Value on a Recurring Basis

	Other Assets - Net Profits Interests
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Beginning Balance	$16,405	$8,489	$19,425	$—
Addition of net profits interest to other assets	—	—	—	8,489
Total net gains (losses) included in earnings	104	(161)	(2,427)	(161)
Distributions received	(316)	(86)	(805)	(86)
Balance at September 30	$16,193	$8,242	$16,193	$8,242
Net unrealized gains (losses) included in earnings relating to assets held at the end of the period	$104	$(161)	$(2,427)	$(161)

Assets Recorded at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheets at September 30, 2017 and December 31, 2016, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2017
Loans held for sale	$21,835	$—	$21,835	$—
Impaired loans, net of specific allowance	83,453	—	—	83,453
Other real estate	18,836	—	—	18,836
Total assets measured on a nonrecurring basis	$124,124	$—	$21,835	$102,289

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Loans held for sale	$17,822	$—	$17,822	$—
Impaired loans, net of specific allowance	151,720	—	—	151,720
Other real estate	18,875	—	—	18,875
Total assets measured on a nonrecurring basis	$188,417	$—	$17,822	$170,595

Significant unobservable inputs used in Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016 are summarized below:

(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
September 30, 2017
Impaired loans, net of specific allowance	$83,453	Internal appraisals of accounts receivable and inventory	Discount of book value	50% - 75%
		Third-Party Appraisals	Discount of fair value	0% - 20%
			Estimated closing costs	10%
Other real estate	18,836	Third-Party Appraisals	Discount of fair value	0% - 20%
			Estimated closing costs	10%

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
December 31, 2016
Impaired loans, net of specific allowance	$151,720	Internal appraisals of accounts receivable and inventory	Discount of book value	50%-75%
		Third-Party Appraisals	Discount of fair value	0%-20%
			Estimated closing costs	10%
Other real estate	18,875	Third-Party Appraisals	Discount of fair value	0%-20%
			Estimated closing costs	10%

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

Limitations.    The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. The fair values for loans involve the use of significant internally-developed pricing assumptions due to market-illiquidity for loans net of unearned income and loans held for sale as of September 30, 2017 and December 31, 2016. These assumptions are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. This table only includes financial instruments of the Company, and, accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of the Company.

The estimated fair values of the Company’s financial instruments are as follows:

	As of September 30, 2017
	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$68,248	$68,248	$68,248	$—	$—
Interest-bearing deposits in other banks	515,556	515,556	515,556	—	—
Federal funds sold	5,578	5,578	5,578	—	—
Securities available-for-sale	1,198,032	1,198,032	5,828	1,192,204	—
Securities held-to-maturity	425	451	—	451	—
Loans held for sale	21,835	21,835	—	21,835	—
Net loans	7,934,173	7,832,079	—	—	7,832,079
Derivative assets	3,346	3,346	—	3,346	—
Other assets-net profits interests	16,193	16,193	—	—	16,193
Financial Liabilities:
Deposits	8,501,102	8,365,930	—	8,365,930	—
Advances from FHLB	250,000	250,000	—	250,000	—
Securities sold under agreements to repurchase	3,146	3,146	—	3,146	—
Senior debt	184,557	201,178	—	201,178	—
Subordinated debt	98,627	100,984	—	100,984	—
Junior subordinated debentures	36,353	49,163	—	49,163	—
Derivative liabilities	19,288	19,288	—	19,288	—

	As of December 31, 2016
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$48,017	$48,017	$48,017	$—	$—
Interest-bearing deposits in other banks	199,747	199,747	199,747	—	—
Federal funds sold	1,161	1,161	1,161	—	—
Securities available-for-sale	1,139,347	1,139,347	5,567	1,133,780	—
Securities held-to-maturity	425	463	—	463	—
Loans held for sale	17,822	17,822	—	17,822	—
Net loans	7,350,443	7,395,003	—	—	7,395,003
Derivative assets	4,361	4,361	—	4,361	—
Other assets-net profits interests	19,425	19,818	—	—	19,818
Financial Liabilities:
Deposits	8,016,749	7,904,926	—	7,904,926	—
Securities sold under agreements to repurchase	4,361	4,361	—	4,361	—
Senior debt	193,788	191,076	—	191,076	—
Subordinated debt	98,441	97,938	—	97,938	—
Junior subordinated debentures	35,989	47,409	—	47,409	—
Derivative liabilities	20,360	20,360	—	20,360	—

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

The Banking Segment includes the Commercial Banking, Retail Banking and Private Banking lines of business. The Commercial Banking line of business includes a general business services component primarily focusing on commercial & industrial (C&I), community banking, business banking and commercial real estate lending to clients in the geographic footprint in Texas and the southeast United States. In addition, the Commercial Banking line of business includes within C&I a separate component that focuses on select industries (which is referred to as the “specialized industries”) in which the Company believes it has specialized experience and service capabilities, including energy, healthcare, restaurant industry, and technology. The

Company serves clients in these specialized industries both within the geographic footprint and throughout the United States as a result of the national orientation of many of these businesses. The Retail Banking line of business offers a broad range of retail banking services including mortgage services through the branch network to serve the needs of consumer and small businesses in the geographic footprint. The Private Banking line of business offers banking services and loan products tailored to the needs of the high-net worth clients in the geographic footprint.

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

The following tables present the operating results of the segments as of and for the three and nine months ended September 30, 2017 and 2016:

	As of and for the Three Months Ended September 30, 2017
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$87,123	$(2,340)	$(3,620)	$81,163
Provision for credit losses	1,723	—	—	1,723
Noninterest income	13,967	12,798	359	27,124
Noninterest expense	46,785	9,087	658	56,530
Income tax expense (benefit)	18,404	480	(1,427)	17,457
Net income (loss)	$34,178	$891	$(2,492)	$32,577

	As of and for the Three Months Ended September 30, 2016
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$74,970	$(58)	$(4,486)	$70,426
Provision for credit losses	29,627	—	—	29,627
Noninterest income	12,078	10,613	100	22,791
Noninterest expense	46,890	7,943	43	54,876
Income tax expense (benefit)	3,685	914	(2,492)	2,107
Net income (loss)	$6,846	$1,698	$(1,937)	$6,607

	As of and for the Nine Months Ended September 30, 2017
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$252,240	$(873)	$(13,062)	$238,305
Provision for credit losses	14,210	—	—	14,210
Noninterest income	37,178	36,517	523	74,218
Noninterest expense	139,239	26,361	1,385	166,985
Income tax expense (benefit)	47,589	3,249	(7,172)	43,666
Net income (loss)	$88,380	$6,034	$(6,752)	$87,662
Total assets	$10,407,827	$89,735	$4,699	$10,502,261

	As of and for the Nine Months Ended September 30, 2016
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$220,577	$(88)	$(13,548)	$206,941
Provision for credit losses	54,570	—	—	54,570
Noninterest income	33,664	32,232	147	66,043
Noninterest expense	140,276	24,349	161	164,786
Income tax expense (benefit)	20,788	2,728	(6,677)	16,839
Net income (loss)	$38,607	$5,067	$(6,885)	$36,789
Total assets	$9,355,328	$82,327	$6,355	$9,444,010

Note 18—Equity-based Compensation

The Company administers a long-term incentive compensation plan that permits the granting of incentive awards in the form of stock options, restricted stock, restricted stock units, performance units, stock appreciation rights, or other stock-based awards. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board of Directors

The Amended and Restated 2015 Omnibus Incentive Plan (the “Plan”), permits the Company to grant to employees and directors various forms of incentive compensation. The principal purposes of this plan are to focus directors, officers and other employees and consultants on business performance that creates shareholder value, to encourage innovative approaches to the business of the Company, and to encourage ownership of the Company’s stock. The Plan authorizes 7,500,000 common share equivalents available for grant, where grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. The number of remaining share equivalents available for future issuance under the Plan was 6,827,250 at September 30, 2017.

The Company recorded $0.4 million and $1.2 million equity-based compensation expense for the outstanding restricted stock units for the three and nine months ended September 30, 2017, respectively, compared to $0.3 million and $0.9 million for the same periods in 2016.  The remaining expense related to unvested restricted stock units is $2.2 million as of September 30, 2017 and will be recognized over the next 17 months.

There were 672,750 outstanding non-vested restricted stock units with a grant date fair value of $5.14.  There were no grants or forfeitures for the three and nine months ended September 30, 2017.

Note 19—Accumulated Other Comprehensive Income (Loss)

Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables for the nine months ended September 30, 2017.

`	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on defined benefit pension plans	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Accumulated other comprehensive gain (loss)
Balance, December 31, 2016	$(21,819)	$(500)	$(10,212)	$(32,531)
Net change	15,410	—	272	15,682
Balance, September 30, 2017	$(6,409)	$(500)	$(9,940)	$(16,849)

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

The Bank has invested in several affordable housing projects as a limited partner. The partnerships have qualified to receive annual affordable housing federal tax credits that are recognized as a reduction of current tax expense. The Company has determined that these structures meet the definition of VIE’s under Topic ASC 810 but that consolidation is not required, as the Bank is not the primary beneficiary. At September 30, 2017 and December 31, 2016, the Bank’s maximum exposure to loss associated with these limited partnerships was limited to the Bank’s investment. The Company accounts for these investments and the related tax credits using either the effective yield method or the proportional amortization method, depending upon the date of the investment. Under the effective yield method, the Bank recognizes the tax credits as they are allocated and amortizes the initial costs of the investments to provide a constant effective yield over the period that the tax credits are allocated. Under the proportional amortization method, the Bank amortizes the cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. At September 30, 2017 and December 31, 2016, the Company had recorded investments in other assets on its consolidated balance sheets of approximately $8.3 million and $4.2 million, respectively related to these investments. Additionally, the Company invests in other certain limited partnerships accounted for under the cost method totaling $11.6 million and $6.1 million as of September 30, 2017 and December 31, 2016, respectively and the equity method totaling $8.1 million and $3.9 million as of September 30, 2017 and December 31, 2016, respectively.

During 2016, the Bank received net profits interests in oil and gas reserves, in connection with the reorganization under bankruptcy of two loan customers. The Company has determined that these contracts meet the definition of VIE’s under Topic ASC 810, but that consolidation is not required as the Bank is not the primary beneficiary. The net profits interests are financial instruments and recorded at estimated fair value, which was $16.2 million and $19.4 million at September 30, 2017 and December 31, 2016, respectively, representing the maximum exposure to loss as of that date.

The Company has established a rabbi trust related to the deferred compensation plan offered to certain of its employees. The Company contributes employee cash compensation deferrals to the trust. The assets of the trust are available to creditors of the Company only in the event the Company becomes insolvent. This trust is considered a VIE because either there is no equity at risk in the trust or because the Company provided the equity interest to its employees in exchange for services rendered. The Company is considered the primary beneficiary of the rabbi trust as it has the ability to select the underlying investments made by the trust, the activities that most significantly impact the economic performance of the rabbi trust. The Company includes the assets of the rabbi trust as a component of other assets and a corresponding liability for the associated benefit obligation in other liabilities in its consolidated balance sheets. At September 30, 2017 and December 31, 2016, the amount of rabbi trust assets and benefit obligation was $3.5 million and $3.0 million, respectively.

Note 21—Subsequent Events

On November 8, 2017, the Company, priced its previously announced secondary public offering of 9,500,000 shares of the Company’s Class A common stock, par value $0.01 per share (the “Class A Common Stock”), by Cadence Bancorp, LLC, the controlling stockholder of the Company (the “Selling Stockholder”).  The underwriters will have a 30-day option to purchase an additional 1,425,000 shares of the Class A Common Stock from the Selling Stockholder. The Company itself did not sell any shares of Class A Common Stock and did not receive any proceeds from the  offering, and the offering did not change the number of shares of the Company’s Class A Common Stock that are currently outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis presents our results of operations and financial condition on a consolidated basis for three and nine months ended September 30, 2017.  This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of September 30, 2017 compared to December 31, 2016 for the balance sheets and the three and nine months ended September 30, 2017 compared to September 30, 2016 for the statements of income.

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

Overview

Cadence Bancorporation is a bank holding company and a Delaware corporation headquartered in Houston, Texas, and is the parent company of Cadence Bank, National Association (N.A.). With $10.5 billion in assets, $8.0 billion in total loans (net of unearned discounts and fees), $8.5 billion in deposits and $1.3 billion in shareholders’ equity as of September 30, 2017, we currently operate a network of 65 branch locations across Texas, Alabama, Florida, Mississippi and Tennessee. We focus on middle-market commercial lending, complemented by retail banking and wealth management services, and provide a broad range of banking services to businesses, high net worth individuals and business owners.

We operate Cadence Bancorporation through three operating segments: Banking, Financial Services and Corporate. Our Banking Segment, which represented approximately 92% of our total revenues for the nine months ended September 30, 2017, consists of our Commercial Banking, Retail Banking and Private Banking lines of business. Our Commercial Banking activities focus on commercial and industrial (“C&I”), community banking, business banking and commercial real estate lending and treasury management services to clients in our geographic footprint in Texas and the southeast United States. Within our Commercial Banking line of business, we focus on select industries, which we refer to as our “specialized industries,” in which we believe we have specialized experience and service capabilities. These industries include franchise restaurant, healthcare and technology. Energy lending is also an important part of our business as energy production and energy related industries are meaningful contributors to the economy in our primary markets. In our Retail Banking business line, we offer a broad range of banking services through our branch network to serve the needs of consumers and small businesses. In our Private Banking business line, we offer banking services, such as deposit services and residential mortgage lending, to affluent clients and business owners.

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

Recent Development

On November 8, 2017 we priced our previously announced secondary public offering of 9,500,000 shares of our Class A common stock, par value $0.01 per share (the “Class A Common Stock”), by Cadence Bancorp, LLC, our controlling stockholder (the “Selling Stockholder”).  The underwriters will have a 30-day option to purchase an additional 1,425,000 shares of our Class A Common Stock from the Selling Stockholder. We did not sell any shares of Class A Common Stock and did not receive any proceeds from the offering, and the offering did not change the number of shares of our Class A Common Stock that are currently outstanding.

Selected Financial Data

The following table summarizes certain selected consolidated financial data for the periods presented. The historical consolidated financial information presented below contains financial measures that are not presented in accordance with U.S. GAAP and which have not been audited. See “Table 33 - Non-GAAP Financial Measures.”

Table 1 – Selected Financial Data

	As of and for the three months ended		As of and for the nine months ended		As of and for the year ended
	September 30,		September 30,		December 31,
(In thousands)	2017	2016	2017	2016	2016
Statement of Income Data:
Net income	$32,577	$6,607	$87,662	$36,789	$65,774
Net interest income	81,163	70,426	238,305	206,941	279,439
Noninterest income - service fees and revenue	23,014	20,879	67,647	61,416	81,976
Noninterest expense	56,530	54,876	166,985	164,786	220,180
Provision for credit losses	1,723	29,627	14,210	54,570	49,348
Efficiency ratio (1)	52.20%	58.87%	53.43%	60.36%	59.86%
Period-End Balance Sheet Data:
Investment securities, available-for-sale	$1,198,032	$1,031,319	$1,198,032	$1,031,319	$1,139,347
Total loans, net of unearned income	8,028,938	7,207,313	8,028,938	7,207,313	7,432,711
Allowance for credit losses ("ACL")	94,765	91,169	94,765	91,169	82,268
Total assets	10,502,261	9,444,010	10,502,261	9,444,010	9,530,888
Total deposits	8,501,102	7,917,289	8,501,102	7,917,289	8,016,749
Total shareholders’ equity	1,340,848	1,111,783	1,340,848	1,111,783	1,080,498
Asset Quality Ratios:
Total nonperforming assets ('NPAs") to total loans plus OREO and NPI (3)	1.51%	2.52%	1.51%	2.52%	2.22%
Total ACL to total loans	1.18	1.26	1.18	1.26	1.11
ACL to total nonperforming loans ("NPLs") (3)	122.66	59.34	122.66	59.34	63.80
Net charge-offs to average loans (2)	0.01	1.41	0.03	0.81	0.65
Capital Ratios:
Total shareholders’ equity to assets	12.77%	11.77%	12.77%	11.77%	11.34%
Tangible common equity to tangible assets (1)	9.95	8.54	9.95	8.54	8.13
Common equity tier 1 (CET1) (transitional)	10.79	8.82	10.79	8.82	8.84
Tier 1 leverage capital	11.12	8.73	11.12	8.73	8.89
Tier 1 risk-based capital	11.17	9.17	11.17	9.17	9.19
Total risk-based capital	13.18	11.38	13.18	11.38	11.22

(1)	Considered a non-GAAP financial measure. See “Table 33 - Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(2)	Annualized for the three and nine months ended September 30, 2017 and 2016.
(3)

Included in our NPAs as of September 30, 2017 is a $9.9 million nonperforming energy credit that was reclassified as held-for-sale (“HFS”) and is being carried at lower of cost or market value ("LOCOM"). Because this credit was reclassified to HFS it has not been included in our investment loan portfolio ratios in order for these ratios to be comparable to prior periods (see- Table 18).

Summary of Results of Operations - Three and Nine Months ended September 30, 2017

Net income for the three months ended September 30, 2017 totaled $32.6 million, a $26.0 million, or 393.1%, increase compared to $6.6 million for the same period in 2016. The primary drivers of the net $26.0 million increase included a $10.7 million increase in net interest income, a $2.1 million increase in service fees and revenue, and a $27.9 million decrease in provision for credit losses, offset by a $15.4 million increase in income taxes. Net income for the nine months ended September 30, 2017 totaled $87.7 million, a $50.9 million, or 138%, increase compared to $36.8 million for the same period in 2016. The primary drivers of the net $50.9 million increase included a $31.4 million increase in net interest income, a $6.2 million increase in service fees and revenue, and a $40.4 million decrease in provision for credit losses, offset by a $26.8 million increase in income taxes. The resulting earnings per diluted common share for the three and nine months ended September 30, 2017 were $0.39 and $1.09, compared to $0.09 and $0.49 for the same periods of 2016.

Net interest income was $81.2 million for the three months ended September 30, 2017, a $10.7 million, or 15.2%, increase compared to the same period of 2016. Our net interest spread increased to 3.20% for the three months ended September 30, 2017 compared to 3.04% for the same period in 2016, and the net interest margin on an annualized basis increased 25 basis points to 3.52% from 3.27%. Net interest income was $238.3 million for the nine months ended September 30, 2017, a $31.4 million, or 15%, increase compared to the same period of 2016. Our net interest spread increased to 3.28% for the nine months ended September 30, 2017 compared to 3.08% for the same period in 2016, and the net interest margin on an annualized basis increased 26 basis points to 3.56% from 3.30%. The increase in net interest margin year-over-year resulted from increases in earning asset yields due largely to the impact of short-term rate increases on our floating rate loans during the periods, lagging deposit cost increases, and the impact of decreased interest-sensitive brokered deposits and increased noninterest bearing deposits during the periods

Service fees and revenue was $23.0 million in the three months ended September 30, 2017, an increase of $2.1 million, or 10.2%, over the same period in 2016. Service fees and revenue was $67.6 million in the nine months ended September 30, 2017, an increase of $6.2 million, or 10.1%, over the same period in 2016. The period-over-period increase reflects broad based business line growth during the year.

Noninterest expense for the three months ended September 30, 2017 increased $1.7 million, or 3.0%, to $56.5 million compared to $54.9 million during the same period of 2016.  Noninterest expense for the nine months ended September 30, 2017 increased $2.2 million, or 1.3%, to $167.0 million compared to $164.8 million during the same period of 2016. The three and nine months ended September 30, 2017 included higher salary and benefits expenses offset by lower intangible amortization, FDIC insurance expense and professional fees.

Our efficiency ratio was 52.2% for the three months ended September 30, 2017, an improvement over the 58.9% efficiency ratio for the three months ended September 30, 2016. Our efficiency ratio was 53.4% for the nine months ended September 30, 2017, an improvement over the 60.4% efficiency ratio for the nine months ended September 30, 2016. A reconciliation of our non-GAAP measures is included in Table 33.

Provision for credit losses decreased $27.9 million, or 94.2%, to $1.7 million in the three months ended September 30, 2017, compared to $29.6 million in the three months ended September 30, 2016.  Provision for credit losses decreased $40.4 million, or 74%, to $14.2 million in the nine months ended September 30, 2017, compared to $54.6 million in the nine months ended September 30, 2016. (See “—Provision for Credit Losses” and “—Asset Quality”). The higher provision for credit losses in 2016 was primarily related to our energy portfolio and a single healthcare loan that was charged-off during the second quarter of 2016. Annualized net charge-offs were 0.01% and 0.03% of average loans during the three and nine months ended September 30, 2017, respectively, compared to 1.41% and 0.81% of average loans during the three and nine months ended September 30, 2016, respectively.

Two “Category 4” hurricanes moved through our geographic footprint during the quarter.  Hurricane Harvey made landfall in Texas in late August and Hurricane Irma hit Florida in early September.  Our technology and operations in the affected areas continued to function throughout the storms, and we were able to re-open all but one of our 25 branches in the impacted footprint for regular business hours within days of the storm and with negligible repairs and costs, and all branches are now open.  Based on our outreach to and analysis of our commercial customers, most with robust business continuity and disaster recovery plans, we have not identified any expected losses in the commercial portfolio to date.  Based on our outreach to and analysis of our mortgage customers in the impacted areas, and in consideration of factors that increase the risks associated with these mortgages, we concluded that increasing reserves by approximately $2.0 million was appropriate as of September 30, 2017.  We will continue to closely monitor all of our impacted customers as recovery efforts continue in the area.

Summary of Financial Condition as of September 30, 2017

Our total loans, net of unearned income increased $596.2 million, or 8.0%, from December 31, 2016 to $8.03 billion at September 30, 2017, which was driven by originated loan growth of $677.5 million, partially offset by a decrease of $81.3 million in the acquired loan portfolio. Our organic loan growth reflects increases in general C&I, commercial real estate and residential portfolios.

From an asset quality perspective, total nonperforming assets (“NPAs”) decreased $44.4 million, or 26.7%, compared to December 31, 2016. The decrease in NPAs from December 31, 2016 is primarily related to pay downs and resolutions within the energy portfolio.  The bank does continue to see some stress due to low oil and gas prices, evidenced in elevated criticized loan levels within the energy portfolio. (See “—Asset Quality). Our total allowance for credit losses increased $12.5 million, or 15.2%, from $82.3 million at December 31, 2016 to $94.8 million at September 30, 2017, and represented approximately 1.2% of total loans at September 30, 2017 and 1.1% at December 31, 2016.

Total deposits increased $484.4 million, or 6.0%, to $8.5 billion at September 30, 2017, from $8.0 billion at December 31, 2016.  Over the same period, noninterest-bearing deposits increased $230.6 million, or 12.5%, and comprised 24.4% and 23.0% of total deposits at September 30, 2017 and December 31, 2016, respectively. Interest-bearing deposits increased $253.7 million, or 4.1%, and comprised 75.6% and 77.0% of total deposits at September 30, 2017 and December 31, 2016, respectively.  There was an offsetting a decline in brokered deposits of $217.7 million.

Overall, our Tier 1 leverage ratio increased 223 basis points, total risk-based capital ratio increased 196 basis points and Tier 1 risk-based capital ratio increased 198 basis points from December 31, 2016. The increases are primarily due to our initial public offering which occurred in April 2017.  We met all capital adequacy requirements and the Bank continued to meet the minimum requirements to be considered well-capitalized under regulatory guidelines as of September 30, 2017.

Results of Operations

Earnings

We reported net income for the three and nine months ended September 30, 2017 of $32.6 million and $87.7 million, respectively, compared to $6.6 million and $36.8 million for the three and nine months ended September 30, 2016, respectively. The following table presents key earnings data for the periods indicated:

Table 2 – Key Earnings Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Net income	$32,577	$6,607	$87,662	$36,789
Net income per common share
- basic (1)	0.39	0.09	1.09	0.49
- diluted (4)	0.39	0.09	1.09	0.49
Net interest margin	3.52%	3.27%	3.56%	3.30%
Net interest spread	3.20	3.04	3.28	3.08
Return on average assets(2)	1.29	0.28	1.19	0.54
Return on average equity(2)	9.78	2.35	9.59	4.49
Return on average tangible common equity(2)(3)	13.04	3.36	13.16	6.50

(1)	75 million of our outstanding shares are owned by our parent holding company Cadence Bancorp, LLC.
(2)	Annualized for the three and nine months ended September 30, 2017 and 2016.
(3)	Considered a non-GAAP financial measure. See “Table 33 - Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(4)

Includes common stock equivalents (“CSE”) of 330,685 and 258,375 for the three months ended September 30, 2017 and 2016, and 345,425 and 258,375 for the nine months ended September 30, 2017 and 2016, respectively.

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

 Table 3 – ACI Interest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Scheduled accretion for the period	$5,550	$7,296	$17,955	$24,024
Recovery income for the period	290	1,360	5,350	4,732
Total interest realized on the ACI portfolio	$5,840	$8,656	$23,305	$28,756
Yield on ACI Portfolio
Scheduled accretion for the period	7.86%	8.15%	8.02%	8.29%
Recovery income for the period	0.41	1.52	2.39	1.63
Total yield on the ACI portfolio	8.27%	9.67%	10.41%	9.92%

As of September 30, 2017 the weighted average contractual interest rate on the remaining active ACI portfolio loans was approximately 4.65%.

The following table is a rollforward of the accretable difference on our ACI portfolio for the periods indicated:

Table 4 - Accretable Difference Rollforward

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Balance at beginning of period	$85,788	$107,973	$98,728	$122,791
Decreases from accretion, maturities/payoffs, foreclosures and charge-offs	(7,937)	(10,851)	(27,246)	(33,988)
Reclass from nonaccretable difference	4,248	4,248	10,617	12,567
Balance at end of period	$82,099	$101,370	$82,099	$101,370

Three Months Ended September 30, 2017 and 2016

Our net interest income, fully-tax equivalent (FTE), for the three months ended September 30, 2017 and 2016 was $82.9 million and $71.7 million, respectively, an increase of $11.2 million. Our net interest margin for the three months ended September 30, 2017 and 2016 was 3.52% and 3.27%, respectively, an increase of 25 basis points. The yield on our total loan portfolio increased 31 basis points to 4.55% for the three months ended September 30, 2017 compared to 4.24% for the three months ended September 30, 2016 due to an increase in the rate and volume of our originated portfolio. The following table sets forth, on a tax equivalent basis, the components of our net interest income with the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three months ended September 30, 2017:

Table 5- Rate/Volume Analysis

	Three Months Ended September 30,
	2017 vs. 2016
	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2017	2016	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated and ANCI loans	$84,321	$68,411	$15,910	$8,286	$7,624
ACI portfolio	5,840	8,656	(2,816)	(1,140)	(1,676)
Interest on securities:
Taxable	4,610	3,866	744	928	(184)
Tax-exempt (2)	5,046	3,671	1,375	208	1,168
Interest on fed funds and short-term investments	1,072	662	410	605	(195)
Interest on other investments	380	673	(293)	(388)	94
Total interest income	101,269	85,939	15,330	8,499	6,831
Expense from interest-bearing liabilities:
Interest on demand deposits	7,300	4,494	2,806	2,583	223
Interest on savings deposits	113	110	3	3	—
Interest on time deposits	5,665	4,676	989	1,501	(512)
Interest on other borrowings	2,926	2,670	256	(843)	1,099
Interest on subordinated debentures	2,336	2,278	58	43	15
Total interest expense	18,340	14,228	4,112	3,287	825
Net interest income	$82,929	$71,711	$11,218	$5,212	$6,006

(1)	The change in interest income due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
(2)	Interest income and yields are presented on a tax equivalent basis using a Federal tax rate of 35% on our state, county and municipal investment portfolios.

Our total interest income (FTE) for the three months ended September 30, 2017 totaled $101.3 million compared to $85.9 million in the three months ended September 30, 2016. This increase is primarily the result of an increase in the volume and yield of our originated loans and an increase in the volume of our investment portfolio. The yield on our originated loan portfolio reflects an increase in LIBOR rates in our loan portfolio. We also increased the level of our investments in tax-exempt securities which increased the interest income volume on our investment securities portfolio.

The following table presents a comparison of loan portfolio yield for the three months ended September 30, 2017 and 2016:

Table 6 - Loan Portfolio Yield

	Three Months Ended
	September 30, 2017			September 30, 2016
	Average	Interest		Average	Interest
(In thousands)	Balance	Income	Yield	Balance	Income	Yield
Loans, net of unearned income
Originated loans	$7,389,566	$81,585	4.38%	$6,619,157	$64,999	3.91%
ANCI loans	197,990	2,736	5.48	250,164	3,412	5.43
ACI Loans	280,238	5,840	8.27	356,044	8,656	9.67
Total loans	$7,867,794	$90,161	4.55%	$7,225,365	$77,067	4.24%

The yield on our ACI portfolio fluctuates due to the volume and timing of cash flows received or expected to be received. The yield on our ACI portfolio for the three months ended September 30, 2017 was 8.27% compared to 9.67% for the three months ended September 30, 2016. During the three months ended September 30, 2017, interest income on the ACI portfolio included $0.3 million in recovery income, compared to $1.4 million in the three months ended September 30, 2016. These amounts were realized on certain individual loans that were settled before expected, or where we received amounts above our estimates. Excluding these amounts, the yield on our ACI loans would have been 7.86% for the three months ended September 30, 2017 compared to 8.15% for the three months ended September 30, 2016. Our total loan yield, excluding these amounts, would have been 4.53 % and 4.17 % for the three months ended September 30, 2017 and 2016, respectively.

Our interest expense for the three months ended September 30, 2017 and 2016 was $18.3 million and $14.2 million, respectively, an increase of $4.1 million. This increase is primarily related to the impact of higher market rates on our interest bearing demand accounts and time deposits. Our cost of interest bearing deposits increased to 0.84% for the three months ended September 30, 2017 compared to 0.60% for the three months ended September 30, 2016.  Our cost of borrowings for the three months ended September 30, 2017 and 2016 was 4.31% and 5.35%, respectively, and is primarily related to an increase in lower costs FHLB advances offset by an increase in LIBOR rates from the prior period.

The following table presents, on a tax equivalent basis, for the three months ended September 30, 2017 and 2016, our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis, except for ACI loans, which is a monthly average.

Table 7 – Average Balances, Net Interest Income and Interest Yields/Rates

	Three Months Ended September 30,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)
Originated and ANCI loans	$7,587,556	$84,321	4.41%	$6,869,321	$68,411	3.96%
ACI portfolio	280,238	5,840	8.27	356,044	8,656	9.67
Total loans	7,867,794	90,161	4.55	7,225,365	77,067	4.24
Investment securities
Taxable	760,269	4,610	2.41	796,625	3,866	1.93
Tax-exempt (2)	408,913	5,046	4.90	314,211	3,671	4.65
Total investment securities	1,169,182	9,656	3.28	1,110,836	7,537	2.70
Federal funds sold and short-term investments	267,684	1,072	1.59	354,720	662	0.74
Other investments	49,661	380	3.04	42,896	673	6.24
Total interest-earning assets	9,354,321	101,269	4.30	8,733,817	85,939	3.91
Noninterest-earning assets:
Cash and due from banks	60,760			45,873
Premises and equipment	65,308			69,247
Accrued interest and other assets	639,188			644,340
Allowance for credit losses	(94,706)			(93,132)
Total assets	$10,024,871			$9,400,145

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$4,329,086	$7,300	0.67%	$4,130,126	$4,494	0.43%
Savings deposits	180,099	113	0.25	180,452	110	0.24
Time deposits	1,648,000	5,665	1.36	1,835,371	4,676	1.01
Total interest-bearing deposits	6,157,185	13,078	0.84	6,145,949	9,280	0.60
Other borrowings	349,925	2,926	3.32	234,072	2,670	4.54
Subordinated debentures	134,873	2,336	6.87	134,120	2,278	6.76
Total interest-bearing liabilities	6,641,983	18,340	1.10	6,514,141	14,228	0.87
Noninterest-bearing liabilities:
Demand deposits	1,982,784			1,697,633
Accrued interest and other liabilities	79,220			69,768
Total liabilities	8,703,987			8,281,542
Shareholders' equity	1,320,884			1,118,603
Total liabilities and shareholders' equity	$10,024,871			$9,400,145
Net interest income/net interest spread		82,929	3.20%		71,711	3.04%
Net yield on earning assets/net interest margin			3.52%			3.27%
Taxable equivalent adjustment:
Investment securities		(1,766)			(1,285)
Net interest income		$81,163			$70,426

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2)	Interest income and yields are presented on a taxable equivalent basis using a tax rate of 35%.

Nine months ended September 30, 2017 and 2016

Our net interest income, fully-tax equivalent (FTE), for the nine months ended September 30, 2017 and 2016 was $243.7 million and $210.0 million, respectively, an increase of $33.8 million. Our net interest margin for the nine months ended September 30, 2017 and 2016 was 3.56% and 3.30%, respectively, an increase of 26 basis points. The yield on our total loan portfolio increased 29 basis points to 4.54% for the nine months ended September 30, 2017 compared to 4.25% for the nine months ended September 30, 2016 due to an increase in the rate and volume of our originated portfolio offset by a decline in the volume of our higher yielding ACI portfolio. The following table sets forth, on a tax equivalent basis, the components of our net interest income with the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the nine months ended September 30, 2017:

	Nine Months Ended September 30,
	2017 vs. 2016
	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2017	2016	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated and ANCI loans	$238,095	$197,747	$40,348	$20,395	$19,953
ACI portfolio	23,305	28,756	(5,451)	1,359	(6,810)
Interest on securities:
Taxable	13,089	12,420	669	973	(304)
Tax-exempt (2)	15,506	8,651	6,855	508	6,347
Interest on fed funds and short-term investments	2,184	1,636	548	898	(350)
Interest on other investments	1,745	2,000	(255)	(406)	151
Total interest income	293,924	251,210	42,714	23,727	18,987
Expense from interest-bearing liabilities:
Interest on demand deposits	19,186	12,858	6,328	5,241	1,087
Interest on savings deposits	344	312	32	25	7
Interest on time deposits	15,084	12,867	2,217	2,887	(670)
Interest on other borrowings	8,623	8,361	262	(1,089)	1,351
Interest on subordinated debentures	6,955	6,843	112	72	40
Total interest expense	50,192	41,241	8,951	7,136	1,815
Net interest income	$243,732	$209,969	$33,763	$16,591	$17,172

Our total interest income (FTE) for the nine months ended September 30, 2017 totaled $293.9 million compared to $251.2 million in the nine months ended September 30, 2016. This increase is primarily the result of an increase in the volume and yield of our originated loans offset by declines in the volume and yield of our ACI portfolio and an increase in the volume of our investment portfolio. The yield on our originated loan portfolio reflects the increase in LIBOR rates in our loan portfolio. We also increased the level of our investments in tax-exempt securities which increased the interest income volume on our investment securities portfolio.

The following table presents a comparison of loan portfolio yield for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30, 2017			September 30, 2016
	Average	Interest		Average	Interest
(In thousands)	Balance	Income	Yield	Balance	Income	Yield
Loans, net of unearned income
Originated loans	$7,185,554	$229,705	4.27%	$6,468,699	$186,874	3.86%
ANCI loans	206,072	8,390	5.44	267,278	10,873	5.43
ACI Loans	299,172	23,305	10.41	387,234	28,756	9.92
Total loans	$7,690,798	$261,400	4.54%	$7,123,211	$226,503	4.25%

The yield on our ACI portfolio fluctuates due to the volume and timing of cash flows received or expected to be received. The yield on our ACI portfolio for the nine months ended September 30, 2017 was 10.41% compared to 9.92% for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, interest income on the ACI portfolio included $5.4 million in recovery income, compared to $4.7 million in the nine months ended September 30, 2016. These amounts were realized on certain individual loans that were settled before expected, or where we received amounts above our estimates. Excluding these amounts, the yield on our ACI loans would have been 8.02% for the nine months ended September 30, 2017 compared to 8.29% for the nine months ended September 30, 2016. Our total loan yield, excluding these amounts, would have been 4.45 % and 4.16 % for the nine months ended September 30, 2017 and 2016, respectively.

Our interest expense for the nine months ended September 30, 2017 and 2016 was $50.2 million and $41.2 million, respectively, an increase of $9.0 million. This increase is primarily related to the impact of higher market rates on our interest bearing demand accounts and time deposits. Our cost of interest bearing deposits increased to 0.75% for the nine months ended September 30, 2017 compared to 0.59% for the nine months ended September 30, 2016. Our cost of borrowings was 4.25% and

4.65% for the nine months ended September 30, 2017 and 2016, respectively.  The decline reflects our purchase of senior debt and increases in lower cost FHLB advances.

The following table presents, on a tax equivalent basis, for the nine months ended September 30, 2017 and 2016, our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis, except for ACI loans, which is a monthly average.

	Nine Months Ended September 30,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)
Originated and ANCI loans	$7,391,626	$238,095	4.31%	$6,735,977	$197,747	3.92%
ACI portfolio	299,172	23,305	10.41	387,234	28,756	9.92
Total loans	7,690,798	261,400	4.54	7,123,211	226,503	4.25
Investment securities
Taxable	723,871	13,089	2.42	741,536	12,420	2.24
Tax-exempt (2)	407,511	15,506	5.09	239,801	8,651	4.82
Total investment securities	1,131,382	28,595	3.38	981,337	21,071	2.87
Federal funds sold and short-term investments	281,454	2,184	1.04	345,838	1,636	0.63
Other investments	49,263	1,745	4.74	45,599	2,000	5.86
Total interest-earning assets	9,152,897	293,924	4.29	8,495,985	251,210	3.95
Noninterest-earning assets:
Cash and due from banks	57,837			48,481
Premises and equipment	65,663			69,855
Accrued interest and other assets	641,331			636,862
Allowance for credit losses	(89,156)			(88,660)
Total assets	$9,828,572			$9,162,523

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$4,338,645	$19,186	0.59%	$4,027,944	$12,858	0.43%
Savings deposits	182,877	344	0.25	178,163	312	0.23
Time deposits	1,618,298	15,084	1.25	1,702,380	12,867	1.01
Total interest-bearing deposits	6,139,820	34,614	0.75	5,908,487	26,037	0.59
Other borrowings	355,393	8,623	3.24	302,867	8,361	3.69
Subordinated debentures	134,692	6,955	6.90	133,916	6,843	6.83
Total interest-bearing liabilities	6,629,905	50,192	1.01	6,345,270	41,241	0.87
Noninterest-bearing liabilities:
Demand deposits	1,895,754			1,656,166
Accrued interest and other liabilities	81,068			67,678
Total liabilities	1,976,822			8,069,114
Shareholders' equity	1,221,845			1,093,409
Total liabilities and shareholders' equity	$9,828,572			$9,162,523
Net interest income/net interest spread		243,732	3.28%		209,969	3.08%
Net yield on earning assets/net interest margin			3.56%			3.30%
Taxable equivalent adjustment:
Investment securities		(5,427)			(3,028)
Net interest income		$238,305			$206,941

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2)	Interest income and yields are presented on a taxable equivalent basis using a tax rate of 35%.

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

The provision for credit losses totaled $1.7 million and $14.2 million for the three and nine months ended September 30, 2017, compared to $29.6 million and $54.6 million for the three and nine months ended September 30, 2016. The following is a summary of our provision for credit losses for the periods indicated presented by originated, ANCI and ACI portfolios:

Table 8 – Provision for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Originated Loans
Commercial and industrial	$(432)	$29,290	$8,656	$53,125
Commercial real estate	811	57	3,564	1,765
Consumer	2,689	275	3,633	1,402
Small business	109	99	328	1,761
Total originated loans	3,177	29,721	16,181	58,053
ANCI Loans
Commercial and industrial	31	(33)	639	(196)
Commercial real estate	—	(237)	(42)	(211)
Consumer	(154)	33	(146)	188
Small business	(69)	(47)	(224)	(60)
Total ANCI	(192)	(284)	227	(279)
ACI Loans
Commercial and industrial	278	(39)	95	(2,179)
Commercial real estate	(1,195)	(763)	(877)	(876)
Consumer	(345)	992	(1,416)	(149)
Small business	—	—	—	—
Total ACI	(1,262)	190	(2,198)	(3,204)
Total Loans
Commercial and industrial	(123)	29,218	9,390	50,750
Commercial real estate	(384)	(943)	2,645	678
Consumer	2,190	1,300	2,071	1,441
Small business	40	52	104	1,701
Total provision for credit losses	$1,723	$29,627	$14,210	$54,570

Our originated loan portfolio is categorized into specific risk segments that are subject to estimated loss rates according to their respective segment and risk rating. The primary driver of the originated ACL is the underlying credit quality of the loans, which have seen credit risk migration trends as the portfolio has become more seasoned and as our energy segments have experienced stress from lower oil and gas prices. We recognized $1.7 million and $14.2 million in provision during the three and nine months ended September 30, 2017, respectively, which included $3.2 million and $16.2 million provision related to the originated portfolio. The $3.2 million and $16.2 million in originated loan provision for the three and nine months ended September 30, 2017 is primarily attributable to loan growth within the originated General C&I and CRE portfolios, an approximately $2.0 million addition to the Consumer provision in the third quarter of 2017 associated with heightened risks surrounding certain of our mortgage loan customers impacted by the hurricanes in the quarter and a $2.6 million charge-off in the Exploration and Production portfolio during the second quarter of 2017.

Two “Category 4” hurricanes moved through our geographic footprint during the quarter.  Hurricane Harvey made landfall in Texas in late August and Hurricane Irma hit Florida in early September.  Our technology and operations in the affected areas continued to function throughout the storms, and we were able to re-open all but one of our 25 branches in the impacted footprint for regular business hours within days of the storm and with negligible repairs and costs, and all branches are now open.  Based on our outreach to and analysis of our commercial customers, most with robust business continuity and disaster recovery plans, we have not identified any expected losses in the commercial portfolio to date.  Based on our outreach to and analysis of our mortgage customers in the impacted areas, and in consideration of factors that increase the risks associated with these mortgages, we concluded that increasing reserves by approximately $2.0 million was appropriate as of September 30, 2017.  We will continue to closely monitor all of our impacted customers as recovery efforts continue in the area.

We recognized $29.6 million and $54.6 million in provision during the three and nine month periods ended September 30, 2016, respectively. This included $29.7 million and $58.1 million provision, respectively, related to the originated portfolio. Of the $58.1 million in originated loan provision for the nine month period ended September 30, 2016, approximately $34.0 million is attributable to our energy credits which includes an increase in the December 31, 2015 energy credit ACL balance of $4.8 million to $31.9 million and charge-offs of two energy credits totaling $29.2 million. An additional $12.2 million in provision is attributable to a single credit in the healthcare sector. The remaining provision of approximately $11.2 million during the nine month period ended September 30, 2016 is related to loan growth and normal credit migration.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of income generated from the services we provide our customers.

Noninterest income totaled $27.1 million and $74.2 million for the three and nine months ended September 30, 2017, compared to $22.8 million and $66.0 million for the three and nine months ended September 30, 2016. The increase in our service fees and revenue is primarily attributable to investment advisory revenue, trust services income, service charges on deposits, credit-related fees and other service fee revenue.

The following table compares noninterest income for the three and nine months ended September 30, 2017 and 2016:

Table 9 – Noninterest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Investment advisory revenue	$5,283	$4,733	11.6%	$15,260	$13,990	9.1%
Trust services revenue	4,613	3,959	16.5	14,428	12,000	20.2
Service charges on deposit accounts	3,920	3,555	10.3	11,519	10,179	13.2
Credit-related fees	3,306	2,690	22.9	8,794	7,870	11.7
Insurance revenue	1,950	1,863	4.7	5,908	6,140	(3.8)
Bankcard fees	1,803	1,823	(1.1)	5,477	5,330	2.8
Mortgage banking revenue	965	1,459	(33.9)	3,044	3,644	(16.5)
Other service fees earned	1,174	797	47.3	3,217	2,263	42.2
Total service fees and revenue	23,014	20,879	10.2	67,647	61,416	10.1
Securities gains (losses), net	1	1,386	NM	(162)	2,469	NM
Other	4,109	526	NM	6,733	2,158	NM
Total other noninterest income	4,110	1,912	115.0	6,571	4,627	42.0
Total noninterest income	$27,124	$22,791	19.0%	$74,218	$66,043	12.4%

NM – Not meaningful.

Investment Advisory Revenue. Our investment advisory revenue is comprised largely of investment management and financial planning revenues generated through our subsidiary Linscomb & Williams, Inc. (“L&W”). The 11.6% and 9.1% increase in investment advisory revenue for the three and nine months ended September 30, 2017, respectively, to $5.3 million and $15.3 million, respectively, was mostly due to growth in assets under management due to both new customer origination and market improvements.

Trust Services Revenue. We earn fees from our customers for trust services. For the three months ended September 30, 2017 and 2016, trust fees totaled $4.6 million and $4.0 million, respectively, an increase of $0.7 million, or 16.5%. For the nine months ended September 30, 2017 and 2016, trust fees totaled $14.4 million and $12.0 million, respectively, an increase of $2.4 million, or 20.2%. The increase was primarily due to growth in trust assets under management and through customer expansion.

Service Charges on Deposit Accounts. We earn fees from our customers for deposit-related services. For the three months ended September 30, 2017 and 2016, service charges and fees totaled $3.9 million and $3.6 million, which is an increase of 10.3%.  For the nine months ended September 30, 2017 and 2016, service charges and fees totaled $11.5 million and $10.2 million, which is an increase of 13.2%. The increase was largely due to an increase in account analysis fees.

Credit-Related Fees. Our credit-related fees include fees related to credit advisory services, unfunded commitment fees and letter of credit fees. For the three and nine months ended September 30, 2017, credit-related fees increased 22.9% and 11.7%, respectively, to $3.3 million and $8.8 million, respectively, compared to $2.7 million and $7.9 million for the three and nine months ended September 30, 2016, primarily as a result of an increase in unfunded commitment, capital market and letter of credit fees.

Insurance Revenue. Our insurance revenue is comprised of insurance commissions generated through our wholly-owned subsidiary, Cadence Insurance. Our insurance revenue was $2.0 million and $5.9 million for the three and nine months ended September 30, 2017 compared to $1.9 million and $6.1 million for the same periods in 2016.  The decrease of 3.8%, for the nine months ended September 30, 2017 is the result of lower contingent commissions from insurance carriers and lower commercial premiums.

Bankcard Fees. Our bankcard fees are comprised of automated teller machine (“ATM”) network fees and debit card revenue. Our bankcard fees were $1.8 million and $5.5 million for the three and nine months ended September 30, 2017, respectively.  The increase of 2.8% for the nine months ended September 30, 2017 was primarily due to increased volume and customer expansion.

Mortgage Banking Revenue. Our mortgage banking revenue is comprised of mortgage loan sales and servicing income. The decreases of $0.5 million and $0.6 million or 33.9% and 16.5%, for the three and nine months ended September 30, 2017, respectively, were mostly due to lower gains related to decreased volumes.

   Other Service Fees. Our other service fees include retail services fees. For the three and nine months ended September 30, 2017, other service fees totaled $1.2 million and $3.2 million, respectively. The increase over the three and nine months ended September 30, 2016 was largely due to an increase in foreign exchange income.

Other Income. The increase in other income for the three and nine months ended September 30, 2017 compared to 2016 is primarily related to the increase in equity investments in certain limited partnership investments, a one-time $1.1 million gain on the sale of a specialty insurance unit, partially offset by a decline in the estimated fair value of a net profits interests in oil and gas reserves due to lower forecasted production.

Noninterest Expenses

The following table compares noninterest expense for the three and nine months ended September 30, 2017 and 2016:

Table 10 – Noninterest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	% Change	2017	2016	% Change
Noninterest Expenses
Salaries and employee benefits	$35,007	$31,086	12.6%	$103,956	$96,929	7.2%
Premises and equipment	7,419	7,130	4.1	21,292	20,507	3.8
Intangible asset amortization	1,136	1,607	(29.3)	3,567	4,977	(28.3)
Net cost of operation of other real estate owned	453	1,126	(59.8)	1,175	1,916	(38.7)
Data processing	1,688	1,530	10.3	5,086	4,513	12.7
Special asset expenses	215	391	(45.0)	824	742	11.1
Consulting and professional fees	2,069	2,040	1.4	4,710	4,441	6.1
Loan related expenses	532	1,071	(50.3)	1,569	2,252	(30.3)
FDIC insurance	889	1,912	(53.5)	3,336	5,711	(41.6)
Communications	650	535	21.5	1,980	1,915	3.4
Advertising and public relations	521	303	71.9	1,365	1,025	33.2
Legal expenses	612	337	81.6	1,552	2,059	(24.6)
Branch closure expenses	50	52	(3.8)	143	191	(25.1)
Other	5,289	5,756	(8.1)	16,430	17,608	(6.7)
Total	$56,530	$54,876	3.0%	$166,985	$164,786	1.3%

NM – Not meaningful.

Noninterest expense was $56.5 million and $167.0 million for the three and nine months ended September 30, 2017, respectively, compared to $54.9 million and $164.8 million for the three and nine months ended September 30, 2016, respectively. The slight increase of $1.7 million and $2.2 million, or 3.0% and 1.3%, respectively, for the three and nine months ended September 30, 2017, compared to the same periods in 2016 reflects our broad efforts to manage expenses.

Salaries and Employee Benefits. Salaries and employee benefit costs are the largest component of noninterest expense and include employee payroll expense, incentive compensation, health insurance, benefit plans and payroll taxes. Salaries and employee benefits increased $3.9 million and $7.0 million, or 12.6% and 7.2%, for the three and nine months ended September 30, 2017, respectively, compared to 2016, largely due to short and long-term incentive costs as salary expense remained relatively level. The increase in long-term incentive costs is related to achieving higher levels of performance targets and higher corporate valuation; the short-term incentive is related to business growth. The following table provides additional detail of our salaries and employee benefits expense for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Salaries and employee benefits
Regular compensation	$20,495	$19,672	$61,754	$60,422
Incentive compensation	10,354	7,630	27,623	22,529
Taxes and employee benefits	4,158	3,784	14,579	13,978
Total salaries and employee benefits	$35,007	$31,086	$103,956	$96,929

Premises and Equipment. Rent, depreciation and maintenance costs comprise the majority of premises and equipment expenses, which increased $289 thousand and $785 thousand, or 4.1% and 3.8%, for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016. This increase includes the increase in certain maintenance costs and the effect of a one-time lease termination credit recognized in 2016.

Intangible Asset Amortization. In conjunction with our previous acquisitions, we recorded core deposit and other customer intangible assets of approximately $66.0 million, which are being amortized on an accelerated basis over a seven- to ten-year period.

Net Cost of Operation of Other Real Estate Owned. Net cost of operation of other real estate owned primarily represents our gains (losses) on other real estate owned resulting from the sale or write-down of foreclosed property. During the three and nine months ended September 30, 2017, we had net losses from the sale/write-down of foreclosed properties totaling $0.1 million and $0.4 million, respectively, compared to $0.8 million thousand and $1.3 million for the three and nine months ended September 30, 2016, respectively. Our other costs of operations continue to decline as the volume and complexity of these properties diminishes. See “—Nonperforming Assets” for detail of foreclosed properties as of September 30, 2017.

Data Processing. Data processing expense for our operating systems totaled $1.7 million and $5.1 million for the three and nine months ended September 30, 2017, respectively, compared to $1.5 million and $4.5 million for the three and nine months ended September 30, 2016, an increase of 10.3% and 12.7%, respectively.  The increases reflect growth in our business as well as implementations and enhancement of various technologies.

Special Asset Expenses. Special asset expenses include costs related to the management and resolution of our loan portfolio. For the three and nine months ended September 30, 2017, special asset expenses were $215 thousand and $824 thousand, respectively. Our special asset expenses have been steadily declining and while these costs can fluctuate between periods, we expect these expenses to remain low in the foreseeable future.

Consulting and Professional Services. Consulting and professional services expenses include consulting, audit and professional fees paid to external parties. For the three and nine months ended September 30, 2017, our consulting and professional services increased $29 thousand and $269 thousand, respectively, or 1.4% and 6.1%, respectively, compared to the three and nine months ended September 30, 2016 as a result of the engagement of outside consultants related to regulatory compliance and additional costs of being a public company.

Loan-Related Expenses. Loan-related expenses include costs related to maintaining our various loan portfolios. For the three and nine months ended September 30, 2017, our loan-related expenses totaled $0.5 million and $1.6 million, respectively, compared to $1.1 million and $2.3 million for the three and nine months ended September 30, 2016, respectively. The decrease is related to insurance costs on serviced loans and may fluctuate between periods.

FDIC Insurance. We are subject to risk-based assessment fees by the FDIC for deposit insurance. For the three and nine months ended September 30, 2017 and 2016, FDIC insurance expense declined $1.0 million and $2.4 million, respectively, due to the increase in our levels of capital, and the reduction in our nonperformimg loans and brokered deposits.

Communications. Communications expenses include expenses related to both voice and data communications. During the three and nine months ended September 30, 2017, our communications expenses increased slightly to $0.7 million and $2.0 million from $0.5 million and $1.9 million for the three and nine months ended September 30, 2016, due to an increase in data communications services.

Advertising and Public Relations. Advertising and public relations expenses for the three and nine months ended September 30, 2017 increased $218 thousand and $340 thousand, respectively, or 71.9% and 33.2%, respectively. The increases were driven by overall business growth as well as our initial public offering in April 2017. Our advertising and public relations expenses are seasonal and can fluctuate between quarters.

Legal Expenses. Our legal expenses include fees paid to outside counsel related to general legal matters as well as loan resolutions. For the three months ended September 30, 2017, our legal fees increased $275 thousand, or 81.6% compared to the same period in the prior year.  For the nine months ended September 30, 2017, legal fees decreased $507 thousand, or 24.6%, compared to the same period in the prior year, primarily due to reduced general litigation expenses.

Branch Closure Expenses. During 2017 and 2016, we incurred certain trailing costs related to branch closures.

Other. These expenses include costs for insurance, supplies, education and training, and other operational expenses. For the three and nine months ended September 30, 2017, other noninterest expenses declined 8.1% and 6.7% compared to the three and nine months ended September 30, 2016, respectively.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2017 was $17.5 million and $43.7 million, respectively, compared to $2.1 million and $16.8 million for the three and nine months ended September 30, 2016. The effective tax rate was 34.9% and 33.3% for the three and nine months ended September 30, 2017, respectively, compared to 24.2% and 31.4% for the three and nine months ended September 30, 2016. The increase in the effective tax rate for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 was primarily driven by an increase in income before income taxes.

Our effective tax rate is impacted by pre-tax income, tax-exempt income, and the increase in the cash surrender value of bank-owned life insurance. The effective tax rate is also affected by discrete items that may occur in any given period, but are not consistent from period-to-period, which may impact the comparability of the effective tax rate between periods.

Financial Condition

The following table summarizes selected components of our balance sheet as of the periods indicated.

Table 11 – Selected Balance Sheet Data

	As of		Average Balance
(In thousands)	September 30, 2017	December 31, 2016	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Total assets	$10,502,261	$9,530,888	$10,024,871	$9,828,572	$9,271,629
Total interest-earning assets	9,824,610	8,832,706	9,354,321	9,152,897	8,602,985
Total interest-bearing liabilities	7,002,191	6,507,506	6,641,983	6,629,905	6,419,582
Short-term and other investments	575,380	242,401	317,345	330,717	415,033
Securities available for sale	1,198,032	1,139,347	1,169,182	1,131,382	1,001,317
Loans, net of unearned income	8,028,938	7,432,711	7,867,794	7,690,798	7,186,635
Goodwill	317,817	317,817	317,817	317,817	317,817
Noninterest bearing deposits	2,071,594	1,840,955	1,982,784	1,895,754	1,688,405
Interest bearing deposits	6,429,508	6,175,794	6,157,185	6,139,820	5,966,897
Borrowings and subordinated debentures	572,683	331,712	484,798	490,085	452,685
Shareholders' equity	1,340,848	1,080,498	1,320,884	1,221,845	1,093,604

Investment Portfolio

Our available-for-sale securities portfolio increased $58.7 million, or 5.2%, to $1.20 billion at September 30, 2017, from $1.14 billion at December 31, 2016. At September 30, 2017, our investment security portfolio was 12.2% of our total interest-earning assets and produced an average taxable equivalent yield of 3.28% and 3.38% for the three and nine months ended September 30, 2017.

The following table sets forth the fair value of the available-for-sale securities at the dates indicated:

Table 12 –Investment Portfolio

	September 30,	December 31,	Percent Change
(In thousands)	2017	2016	2017 vs 2016
Investment securities available for sale:
U.S. Treasury securities	$97,688	$96,785	0.9%
U.S. Agency securities	84,165	97,528	(13.7)
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS):
Residential pass-through:
Guaranteed by GNMA	112,535	153,153	(26.5)
Issued by FNMA and FHLMC	384,042	265,328	44.7
Other residential mortgage-backed securities	40,568	47,561	(14.7)
Commercial mortgage-backed securities	60,990	62,613	(2.6)
Total MBS	598,135	528,655	13.1
State, county and municipal securities	412,216	410,812	0.3
Other securities	5,828	5,567	4.7
Total investment securities available for sale	$1,198,032	$1,139,347	5.2%

The following table summarizes the investment securities with unrealized losses at September 30, 2017 by aggregated major security type and length of time in a continuous unrealized loss position:

Table 13 –Unrealized Losses in the Investment Portfolio

	September 30, 2017
	Less than 12 Months		More than 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily Impaired
U.S. Treasury securities	$—	$—	$97,688	$2,927	$97,688	$2,927
U.S. Agency securities	138	—	25,784	103	25,922	103
Mortgage-backed securities:
Residential pass-through	173,854	1,922	23,190	407	197,044	2,329
Other residential mortgage-backed securities	2,896	22	15,643	739	18,539	761
Commercial mortgage-backed securities	41,476	2,164	19,514	1,622	60,990	3,786
Total MBS	218,226	4,108	58,347	2,768	276,573	6,876
State, county and municipal securities	140,067	4,134	93,325	7,351	233,392	11,485
Equity securities	—	—	4,313	134	4,313	134
Total temporarily impaired securities	$358,431	$8,242	$279,457	$13,283	$637,888	$21,525

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

Loan Portfolio

We originate commercial and industrial loans, commercial real estate loans (including construction loans), residential mortgages and other consumer loans. A strong emphasis is placed on the commercial portfolio, consisting of commercial and industrial and commercial real estate loan types, with over 76% of the portfolio residing in these loan types as of September 30, 2017. Our commercial portfolio is further diversified by industry concentration and includes loans to clients in specialized industries, including restaurant, healthcare and technology. Additional commercial lending activities include energy, construction, general corporate loans, business banking and community banking loans. Mortgage, wealth management and retail make up the majority of the consumer portfolio.

The following tables present total loans outstanding by portfolio component and class of financing receivable as of September 30, 2017 and December 31, 2016. The tables below are presented using a risk-based perspective of the loan portfolio. Total loan balances include ANCI loans, originated loans and ACI loans combined. Subsequent tables present the ANCI, ACI and originated loans separately.

Table 14 –Loan Portfolio

	Total Loans		Change
(In thousands)	September 30, 2017	December 31, 2016	Q3 2017 vs YE 2016	Percent
Commercial and Industrial
General C&I	$2,620,240	$2,416,665	$203,575	8.42%
Energy sector	932,981	939,369	(6,388)	(0.68)
Restaurant industry	979,735	864,085	115,650	13.38
Healthcare	394,345	445,103	(50,758)	(11.40)
Total commercial and industrial	4,927,301	4,665,222	262,079	5.62
Commercial Real Estate
Income producing	1,145,810	1,001,703	144,107	14.39
Land and development	73,107	71,004	2,103	2.96
Total commercial real estate	1,218,917	1,072,707	146,210	13.63
Consumer
Residential real estate	1,616,157	1,457,170	158,987	10.91
Other	72,326	68,689	3,637	5.29
Total consumer	1,688,483	1,525,859	162,624	10.66
Small Business Lending	218,277	193,641	24,636	12.72
Total (Gross of Unearned Discount and Fees)	8,052,978	7,457,429	595,549	7.99
Unearned Discount and Fees	(24,040)	(24,718)	678	(2.74)
Total (Net of Unearned Discount and Fees)	$8,028,938	$7,432,711	$596,227	8.02%

	Total Originated loans		Change
(In thousands)	September 30, 2017	December 31, 2016	Q3 2017 vs YE 2016	Percent
Commercial and Industrial
General C&I	$2,542,261	$2,337,364	$204,897	8.77%
Energy sector	932,981	939,369	(6,388)	(0.68)
Restaurant industry	979,735	864,085	115,650	13.38
Healthcare	385,385	434,663	(49,278)	(11.34)
Total commercial and industrial	4,840,362	4,575,481	264,881	5.79
Commercial Real Estate
Income producing	1,048,441	886,676	161,765	18.24
Land and development	71,597	67,555	4,042	5.98
Total commercial real estate	1,120,038	954,231	165,807	17.38
Consumer
Residential real estate	1,340,724	1,125,048	215,676	19.17
Other	67,981	59,819	8,162	13.64
Total consumer	1,408,705	1,184,867	223,838	18.89
Small Business Lending	207,575	184,483	23,092	12.52
Total (Gross of Unearned Discount and Fees)	7,576,680	6,899,062	677,618	9.82
Unearned Discount and Fees	(20,545)	(20,417)	(128)	0.63
Total (Net of Unearned Discount and Fees)	$7,556,135	$6,878,645	$677,490	9.85%
Percent to total loans	94.11%	92.55%

	Total ANCI loans		Change
(In thousands)	September 30, 2017	December 31, 2016	Q3 2017 vs YE 2016	Percent
Commercial and Industrial
General C&I	$51,876	$47,592	$4,284	9.00%
Energy sector	—	—	—	—
Restaurant industry	—	—	—	—
Healthcare	2,720	4,102	(1,382)	(33.69)
Total commercial and industrial	54,596	51,694	2,902	5.61
Commercial Real Estate
Income producing	14,735	18,354	(3,619)	(19.72)
Land and development	1,510	1,952	(442)	(22.64)
Total commercial real estate	16,245	20,306	(4,061)	(20.00)
Consumer
Residential real estate	117,801	145,747	(27,946)	(19.17)
Other	2,948	7,180	(4,232)	(58.94)
Total consumer	120,749	152,927	(32,178)	(21.04)
Small Business Lending	10,702	9,158	1,544	16.86
Total (Gross of Unearned Discount and Fees)	202,292	234,085	(31,793)	(13.58)
Unearned Discount and Fees	(3,495)	(4,301)	806	(18.74)
Total (Net of Unearned Discount and Fees)	$198,797	$229,784	$(30,987)	(13.49)%
Percent to total loans	2.48%	3.09%

	Total ACI loans		Change
(In thousands)	September 30, 2017	December 31, 2016	Q3 2017 vs YE 2016	Percent
Commercial and Industrial
General C&I	$26,103	$31,709	$(5,606)	(17.68)%
Energy sector	—	—	—	—
Restaurant industry	—	—	—	—
Healthcare	6,240	6,338	(98)	(1.55)
Total commercial and industrial	32,343	38,047	(5,704)	(14.99)
Commercial Real Estate
Income producing	82,634	96,673	(14,039)	(14.52)
Land and development	—	1,497	(1,497)	(100.00)
Total commercial real estate	82,634	98,170	(15,536)	(15.83)
Consumer
Residential real estate	157,632	186,375	(28,743)	(15.42)
Other	1,397	1,690	(293)	(17.34)
Total consumer	159,029	188,065	(29,036)	(15.44)
Small Business Lending	—	—	—	—
Total (Gross of Unearned Discount and Fees)	274,006	324,282	(50,276)	(15.50)
Unearned Discount and Fees	—	—	—	—
Total (Net of Unearned Discount and Fees)	$274,006	$324,282	$(50,276)	(15.50)%
Percent to total loans	3.41%	4.36%

Commercial and Industrial. Commercial and Industrial (“C&I”) loans increased by $262.1 million, or 5.6%, since December 31, 2016 and represented 61.2% of our total loan portfolio at September 30, 2017, compared to 62.6% of total loans at December 31, 2016. Approximately half of the originated commercial loan portfolio (combining C&I and CRE) consists of shared national credits, which vary by industry and geography. These transactions are generally relationship-based and have the potential for ancillary business. As of September 30, 2017, 91% of the shared national credit portfolio, or $2.8 billion, resides in the commercial and industrial segment of the loan portfolio, on a loan balance basis. As of September 30, 2017, the largest category of shared national credits is the Energy sector, representing 25% of the shared national credits portfolio, or $757 million as of September 30, 2017 compared to 29% of the shared national credits portfolio, or $782 million as of December 31, 2016.  The next largest category of shared national credits is the Restaurant industry at 24% of all shared national credits, or $744 million, compared to 24% and $663 million as of December 31, 2016. The remaining amount of the shared national credit portfolio can be found in the services, healthcare and other categories and, to a lesser amount, the CRE segment of the loan portfolio. Additionally, all shared national credits are part of the originated loan portfolio.

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

General C&I. As of September 30, 2017 our general C&I category included the following types of loans: finance and insurance, professional services, commodities excluding energy, manufacturing, real estate activities, transportation, media and telecom and other. Generally C&I loans typically provide working capital, equipment financing and financing for expansion and are generally secured by assignments of corporate assets including accounts receivable, inventory and/or equipment.

Energy. Energy lending is an important part of our business and our energy team is comprised of experienced lenders with significant product expertise and long-standing relationships. Additionally, energy production and energy related industries are substantial contributors to the economies in the Houston metropolitan area and the state of Texas. As of September 30, 2017, energy loans outstanding totaled $933.0 million, or 11.6% of total loans compared to $939 million, or 12.6% as of December 31, 2016. We strive for a rigorous and thorough approach to energy underwriting and credit monitoring. As a result of the stress on oil and gas prices during the periods reported we have experienced downgrades, increased loan provisions and certain losses in the energy sector loans. As of September 30, 2017 we had an allowance for credit losses of $23.2 million for our energy loans, or 2.49% of the energy portfolio compared to $24.6 million, or 2.61% as of December 31, 2016. (See “—Provision for Credit Losses” and “—Allowance for Credit Losses”). As of September 30, 2017, we had $82.0 million of nonperforming energy credits, of which more than 85% were current with their contractual terms compared to $113.4 million of nonperforming energy credits as of December 31, 2016.  In addition, 17.3% of the energy portfolio was criticized or classified as of September 30, 2017 compared to 28.8% at December 31, 2016. We recorded recoveries of $519 thousand and charge-offs of $2.6 million on our energy portfolio during the nine months ended September 30, 2017. As presented in the following table our energy lending business is comprised of three areas: Exploration and Production (“E&P”), Midstream and Energy Services:

Table 15 –Energy Loan Portfolio

	Energy Sector		September 30, 2017
(In thousands)	September 30, 2017	December 31, 2016	Unfunded Commitments	Criticized/ Classified
Outstanding Balance
E&P	$294,953	$371,870	$166,977	$116,760
Midstream	558,187	472,053	467,023	7,886
Energy Services	79,841	95,446	57,607	36,786
Total energy sector	$932,981	$939,369	$691,607	$161,432
Percent to total loans	11.59%	12.60%
Allocated ACL
E&P	$19,040	$13,018
Midstream	1,476	5,878
Energy Services	2,695	5,657
Total allocated ACL	$23,211	$24,553
ACL as a Percentage of Outstanding Balances
E&P	6.46%	3.50%
Midstream	0.26	1.25
Energy Services	3.38	5.93
Total percentage	2.49%	2.61%

E&P loans outstanding totaled $295.0 million and comprised approximately 31.6% of outstanding energy loans as of September 30, 2017 compared to $371.9 million, or 40% of outstanding energy loans as of December 31, 2016. E&P customers are primarily businesses that derive a majority of their revenues from the sale of oil and gas and whose credit needs require technical evaluation of oil and gas reserves. Emphasis for E&P is on high quality, independent producers with proven track records. Our E&P credit underwriting includes a combination of well-by-well analyses, frequent updates to our pricing decks and engaging energy engineers to actively monitor the portfolio and provide credit redeterminations, at a minimum, every six months. At least quarterly, and more frequently during periods of higher commodity price volatility, we adjust the base and sensitivity price decks on which we value our clients’ oil and gas reserves. Generally, we seek to follow the shape of the NYMEX strips for oil and natural gas, but at a discount to the strip. In periods of higher commodity prices, our discount from the strip is higher whereas in lower price periods our discount is lower. The price decks utilized in our engineering analysis are approved by our senior credit risk management committee. Borrowing base redeterminations occur every spring and fall, with the spring redeterminations completed prior to the end of the second quarter and fall determinations completed prior to the end of the fourth quarter.

Midstream loans outstanding totaled $558.2 million and comprised approximately 59.8% of outstanding energy loans as of September 30, 2017 compared to $472.1 million, or approximately 50% of outstanding energy loans as of December 31, 2016. Midstream lending is generally to customers who handle the gathering, treating and processing, storage or transportation of oil and gas. These customers’ businesses are generally less price sensitive than other energy segments given the nature of their fee-based revenue streams. Underwriting guidelines for the Midstream portfolio generally require a first lien on all assets as collateral.

Energy Services loans outstanding totaled $79.8 million and comprised approximately 8.6% of outstanding energy as of September 30, 2017 compared to $95.4 million, or approximately 10% of outstanding energy loans, as of December 31, 2016. Energy Services lending targets oilfield service companies that provide equipment and services used in the exploration for and extraction of oil and natural gas. Customers consist of a wide variety of businesses, including production equipment manufacturers, chemical sales, water transfer, rig equipment and other early and late stage services companies. The Company expects that additions to the Energy Services portfolio in the current environment would be on a limited basis, with any new loans primarily issued for short-term working capital facilities.

Specialized lending. The following table includes our specialized lending portfolio as of the dates presented:

Table 16 –Specialized Lending Portfolio

	Originated C&I Loans - Specialized Lending
(In thousands)	September 30, 2017	December 31, 2016	Unfunded Commitments as of September 30, 2017	Q3 2017 vs YE 2016
Specialized Industries
Restaurant industry	$979,735	$864,085	$255,558	$115,650
Healthcare	385,385	434,663	164,365	(49,278)
Technology	332,614	218,162	71,905	114,452
Total specialized industries	$1,697,734	$1,516,910	$491,828	$180,824

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

Commercial Real Estate. Commercial real estate (“CRE”) loans increased by $146.2 million, or 13.6%, since December 31, 2016. CRE loans represented 15.1% of our total loan portfolio as of September 30, 2017, compared to 14.4% of total loans as of December 31, 2016. Income Producing CRE includes non-owner occupied loans secured by commercial real estate, regardless of the phase of the loan (construction versus completed). Commercial construction loans are primarily included in Income Producing CRE. Additionally, all real estate investment trust and income producing loans are included in the Income Producing CRE segment. Land, lots and homebuilder loans are included in the land and development segment. All owner occupied CRE loans reside in the various C&I segments in which the underlying risk exists.  Our CRE lending team is a group of experienced relationship managers focusing on construction and income producing property lending which generally have property or sponsors located in our geographic footprint. CRE loans are secured by a variety of property types, including multi-family dwellings, office buildings, industrial properties and retail facilities.

Consumer. Consumer loans increased by $162.6 million, or 10.7%, from December 31, 2016 to September 30, 2017. Consumer loans represented 21.0% of total loans at September 30, 2017, compared to 20.5% of total loans at December 31, 2016. We originate residential real estate mortgages that are held for investment as well as held for sale in the secondary market. Approximately 16.6% of the consumer portfolio relates to acquired portfolios compared to 22% as of December 31, 2016. Our originated consumer loan portfolio totaled $1.4 billion as of September 30, 2017, an increase of $223.8 million, or 18.9% from December 31, 2016.

Small Business. Small Business loans increased by $24.6 million, or 12.7% from December 31, 2016 to September 30, 2017. Small business loans represented 2.7% of the total loan portfolio at September 30, 2017, compared to 2.6% of total loans at December 31, 2016. The small business category is defined as all commercial loans with a transactional exposure of $1.5 million or less and relationship exposure of $2.0 million or less.

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

Nonperforming Assets. Nonperforming assets (“NPAs”) primarily consist of nonperforming loans and property acquired through foreclosures or repossession (which we refer to as other real estate owned or “OREO”). The following tables present nonperforming assets and additional asset quality data for the dates indicated:

Table 17 –Nonperforming Assets

	As of September 30, 2017
(Recorded Investment in thousands)	Originated	ANCI	ACI	Total
Nonperforming loans ("NPLs"):
Commercial and industrial	$72,219	$—	$—	$72,219
Commercial real estate	—	300	225	525
Consumer	1,101	2,588	—	3,689
Small business	312	514	—	826
Total NPLs	73,632	3,402	225	77,259
Foreclosed OREO and other NPAs	26,270	408	17,815	44,493
Total nonperforming assets ("NPAs")	$99,902	$3,810	$18,040	$121,752
NPLs as a percentage of total loans	0.92%	0.04%	0.00%	0.96%
NPLs as a percentage of portfolio	0.97%	1.71%	0.08%
NPAs as a percentage of loans plus OREO/other NPAs	1.24%	0.05%	0.22%	1.51%
NPAs as a percentage of portfolio plus OREO/other NPAs	1.32%	1.91%	6.18%
NPAs as a percentage of total assets	0.95%	0.04%	0.17%	1.16%
Accruing 90 days or more past due	$41	$197	$18,856	$19,094

	As of December 31, 2016
(Recorded Investment in thousands)	Originated	ANCI	ACI	Total
Nonperforming loans ("NPLs"):
Commercial and industrial	$120,473	$125	$1,818	$122,416
Commercial real estate	—	341	1,845	2,186
Consumer	798	2,732	—	3,530
Small business	132	673	—	805
Total NPLs	121,403	3,871	3,663	128,937
Foreclosed OREO and other NPAs	19,425	127	17,679	37,231
Total nonperforming assets ("NPAs")	$140,828	$3,998	$21,342	$166,168
NPLs as a percentage of total loans	1.63%	0.05%	0.05%	1.73%
NPLs as a percentage of portfolio	1.76%	1.68%	1.13%
NPAs as a percentage of loans plus OREO/other NPAs	1.89%	0.05%	0.29%	2.22%
NPAs as a percentage of portfolio plus OREO/other NPAs	2.04%	1.74%	6.24%
NPAs as a percentage of total assets	1.48%	0.04%	0.22%	1.74%
Accruing 90 days or more past due	$331	$255	$18,364	$18,950

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

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, under the terms of the restructured loan. For the three and nine months ended September 30, 2017, approximately $2.1 million and $6.9 million, respectively, of contractual interest accrued on nonperforming loans was not recognized in earnings; however, approximately $0.4 million and $1.4 million, respectively, of contractual interest paid was recognized on the cash basis.

Our nonperforming loans have decreased to 0.96% of our loan portfolio as of September 30, 2017 compared to 1.73% of our loan portfolio as of December 31, 2016, with the decrease primarily due to energy credits within our originated portfolio. As of September 30, 2017, we had $82.0 million in energy credits considered nonperforming, of which more than 85% were current under their contractual terms. Included in the $82 million as of September 30, 2017 is a $9.9 million nonperforming energy credit that was reclassified as held-for-sale (“HFS”) during the third quarter of 2017 and is being carried at lower of cost or market value ("LOCOM"). Because this credit was reclassified to HFS it has not been included in our loan portfolio held-for-investment ratios in order for these ratios to be comparable to prior periods. However, this HFS nonaccrual E&P was included in table 17 above as part of our other NPAs (see – Table 18 below).

During early 2016, banking regulators revised their definition of nonaccrual for E&P loans as it relates to leverage, including second-lien debt, in which we do not participate. As a result it has affected the nonaccrual status of certain loans in that portfolio. The following table includes our originated nonperforming loans and assets for the periods presented.

Table 18 – Originated Nonperforming Assets

	As of
(Recorded Investment in thousands)	September 30, 2017	December 31, 2016
Nonperforming loans ("NPLs"):
Commercial and industrial
Energy -E&P	$57,739	$95,453
- Midstream	7,886	10,689
- Service	6,402	7,242
Other commercial	193	7,089
Consumer	1,101	798
Small business	311	132
Total NPLs - originated portfolio	73,632	121,403
E&P - net profits interests	16,193	19,425
Foreclosed OREO	140	—
Originated E&P loan transferred to held-for-sale	9,937	—
Total net profits interest and other nonperforming assets ("NPAs") - originated portfolio	26,270	19,425
Total nonperforming assets ("NPAs") - originated portfolio	$99,902	$140,828
NPLs as a percentage of total loans	0.91%	1.63%

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

The balance of foreclosed OREO was $18.8 million as of September 30, 2017 compared to $18.9 million as of December 31, 2016, with 94.6% related to foreclosures resulting from our ACI loan portfolio. Approximately  24.0% of our foreclosed OREO, or $4.5 million , is comprised of single-family residential properties located in Alabama and Florida. OREO also included a $6.7 million tract of undeveloped timber land in Florida and $1.2 million commercial office complex in Florida we foreclosed in the second quarter of 2017. As of September 30, 2017 and December 31, 2016, there had been no additions to OREO resulting from foreclosure or repossession from a shared national credit. However, we did receive during the second and fourth quarters of 2016, $19.1 million in net profits interests (“NPIs”) in certain oil and gas reserves related to energy credit bankruptcies related to two energy portfolio shared national credits that were charged-off in 2016. We recorded the NPIs at estimated fair value using a discounted cash flow analysis applied to the expected cash flows from the producing developed wells. These NPIs are considered financial instruments and recorded at fair value and are subject to the volatility of oil and gas prices and other operational factors outside of our control.  The balance of the NPIs was $16.2 million as of September 30, 2017 compared to $19.4 million as of

December 31, 2016.  The decrease was primarily attributable to a decline in the estimated fair value due to lower production forecasts for one of the NPIs.  The following tables present the balances of our OREO and NPIs/HFS loan as of the dates indicated:

Table 19 – OREO and Other Assets

	September 30, 2017
(In thousands)	Originated	ANCI	ACI	Other	Total
Acquired through foreclosure
Land	$—	$140	$8,288	$—	$8,428
Residential property	140	245	4,250	—	4,635
Commercial property	—	23	5,277	—	5,300
Total foreclosed OREO	140	408	17,815	—	18,363
Unutilized bank-owned properties
Land	—	—	—	473	473
Total unutilized bank owned property	—	—	—	473	473
Total OREO	140	408	17,815	473	18,836
Other assets - net profits interests and held-for-sale loan	26,130	—	—	—	26,130
Total OREO and other assets	$26,270	$408	$17,815	$473	$44,966

	As of December 31, 2016
(In thousands)	Originated	ANCI	ACI	Other	Total
Acquired through foreclosure
Land	$—	$—	$10,183	$—	$10,183
Residential property	97	104	4,937	—	5,138
Commercial property	—	23	2,559	—	2,582
Total foreclosed OREO	97	127	17,679	—	17,903
Unutilized bank-owned properties
Land	—	—	—	756	756
Commercial property	—	—	—	216	216
Total unutilized bank owned property	—	—	—	972	972
Total OREO	97	127	17,679	972	18,875
Other assets - net profits interests	19,425	—	—	—	19,425
Total OREO and other assets	$19,522	$127	$17,679	$972	$38,300

Past Due 90 Days and Accruing. We classify certain loans with principal or interest past due 90 days or more as accruing loans if those loans are well secured and in the process of collection, or are specifically determined to be impaired as accruing loans. The bulk of the accruing 90 days or more past due loans reside in the ACI portfolio which approximately half consists of single family residential loans, the bulk of which are located in Florida and Alabama, with the remainder consisting of a healthcare loan and commercial real estate loans. These loans are monitored on a bi-weekly basis by both the lines of business and credit administration. As of September 30, 2017, there were no shared national credits that were 90 days or more past due and accruing.

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

All TDRs are reported as impaired. An impaired classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. Nonperforming loans and impaired loans have unique definitions. Some loans may be included in both categories, whereas other loans may only be included in one category. As of September 30, 2017 there were 5 shared national credit borrowers that were considered TDRs, totaling $32.3 million. The following table summarizes our TDR activity for the three and nine months ended September 30, 2017 and 2016:

Table 20 -ANCI and Originated Loans that were modified into TDRs

	For the Three Months Ended September 30, 2017				For the Three Months Ended September 30, 2016
	Loans Modified into TDRs During the Period		TDRs Experiencing Payment Default (1) during the Period		Loans Modified into TDRs During the Period		TDRs Experiencing Payment Default (1) during the Period
(In thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial
General C&I	—	$—	—	$—	1	$7,896	—	$—
Energy sector	—	—	—	—	3	29,107	—	—
Total commercial and industrial	—	—	—	—	4	37,003	—	—
Consumer
Other	1	$285	—	—	—	—	—	—
Total	1	$285	—	$—	4	$37,003	—	$—
	For the Nine Months Ended September 30, 2017				For the Nine Months Ended September 30, 2016
	Loans Modified into TDRs During the Period		TDRs Experiencing Payment Default (1) during the Period		Loans Modified into TDRs During the Period		TDRs Experiencing Payment Default (1) during the Period
(In thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial
General C&I	1	$193	—	$—	1	$7,896	—	$—
Energy sector	—	—	—	—	4	35,945	—	—
Total commercial and industrial	1	193	—	—	5	43,841	—	—
Consumer
Residential real estate	1	462	—	—	1	336	—	—
Other	1	285	—	—	1	184	—	—
Total Consumer	2	747	—	—	2	520	—	—
Small Business Lending	1	145	—	—	—	—	—	—
Total	4	$1,085	—	$—	7	$44,361	—	$—

(1)	Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 day past due status with respect to principal and/or interest payments.

ACI Loans that were modified into TDRs. There were no ACI loans modified in a TDR for the three and nine months ended September 30, 2017.  In the nine months ended September 30, 2016, there was one ACI loan modified in a TDR with a recorded investment of $954 thousand in income producing commercial real estate.  There were no TDRs experiencing payment default during the three and nine months ended September 30, 2017 and 2016.  Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 day past due status with respect to principal and interest payments.

Potential Problem Loans. Potential problem loans represent loans that are currently performing, but for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. These loans are not included in the amounts of nonaccrual or restructured loans presented above. We cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, become restructured, or require increased allowance coverage and provision for credit losses. We have identified three credits as a potential problem loan at September 30, 2017 totaling approximately $27.1 million. These credits are classified in the general C&I and Restaurant segments of our portfolio. Any potential problem loans are assessed for loss exposure consistent with the methods described in Notes 1 and 3 to our Consolidated Financial Statements.

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

Total ACL for the period ending September 30, 2017 was $94.8 million, or 1.18% of total loans (net of unearned discounts and fees) of $8.03 billion. This compares with $82.3 million on loans of $7.43 billion, or 1.11% at December 31, 2016. The following tables present the allocation of the allowance for credit losses and the percentage of these loans to total loans. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb any losses in any category.

Table 21 –Allocation of the ACL

	Allowance for Credit Losses		Percent of ACL to Each Category of Loans		Percent of Loans in Each Category to Total Loans
(In thousands)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Originated Loans
Commercial and industrial	$60,757	$54,213	1.26%	1.19%	60.11%	61.36%
Commercial real estate	10,786	7,205	0.96	0.76	13.91	12.80
Consumer	9,022	5,687	0.64	0.48	17.49	15.89
Small business	4,160	3,907	2.00	2.12	2.58	2.47
Total originated loans	84,725	71,012	1.12%	1.03%	94.09%	92.52%
ANCI Loans
Commercial and industrial	883	299	1.62%	0.58%	0.68%	0.69%
Commercial real estate	202	243	1.24	1.20	0.20	0.27
Consumer	93	131	0.08	0.09	1.50	2.05
Small business	280	305	2.62	3.33	0.13	0.12
Total ANCI	1,458	978	0.73%	0.43%	2.51%	3.13%
ACI Loans
Commercial and industrial	103	176	0.32%	0.46%	0.40%	0.51%
Commercial real estate	1,964	2,655	2.38	2.70	1.03	1.32
Consumer	6,515	7,447	4.10	3.96	1.97	2.52
Small business	—	—	—	—	—	—
Total ACI	8,582	10,278	3.13%	3.17%	3.40%	4.35%
Total Loans
Commercial and industrial	61,743	54,688	1.26%	1.18%	61.19%	62.56%
Commercial real estate	12,952	10,103	1.06	0.94	15.14	14.39
Consumer	15,630	13,265	0.93	0.87	20.96	20.46
Small business	4,440	4,212	2.03	2.18	2.71	2.59
Total allowance for credit losses	$94,765	$82,268	1.18%	1.11%	100.00%	100.00%

Originated ACL. The ACL on our originated loan portfolio totaled $84.7 million, or 1.12%% on loans of $7.6 billion as of September 30, 2017 compared to $71.0 million, or 1.03% on loans of $6.9 billion as of December 31, 2016. The primary driver of the originated ACL is the net new loan growth as well as the underlying credit quality of the loans. The underlying credit quality changes were driven by stress in our energy portfolio and general migration related to the seasoning of the General C&I portfolio.  Our loans are categorized into specific risk segments and are subject to loss rates according to their segment and risk rating. As September 30, 2017, $60.8 million, or 71.7% of our originated ACL is attributable to our C&I loan segment compared to $54.2 million, or 76.3%, as December 31, 2016. The ACL as a percentage of the C&I portfolio has increased to 1.26% as of September 30, 2017 from 1.19% as of December 31, 2016. The increase in the level of ACL as a percentage of C&I loans as of

September 30, 2017 from December 31, 2016 is primarily the result of general loan growth, the migration of a few credits within the criticized status in the General C&I portfolio, and specific impairment on two energy credits where collateral values have declined, primarily as a result of related commodity prices.

The level of criticized and classified loans in the C&I portfolio is presented in the following tables.

Table 22 –Criticized and Classified C&I Loans

	As of September 30, 2017
(Recorded Investment in thousands)	General C&I	Energy Sector	Restaurant Industry	Healthcare	Total
Originated Loans
Special mention	$84,846	$—	$4,647	$45	$89,538
Substandard	34,580	150,929	10,907	—	196,416
Doubtful	—	10,503	—	—	10,503
Total	$119,426	$161,432	$15,554	$45	$296,457

	As of December 31, 2016
(Recorded Investment in thousands)	General C&I	Energy Sector	Restaurant Industry	Healthcare	Total
Originated Loans
Special mention	$36,419	$30,433	$16,169	$9,479	$92,500
Substandard	26,968	239,457	—	—	266,425
Doubtful	—	789	—	—	789
Total	$63,387	$270,679	$16,169	$9,479	$359,714

As of September 30, 2017, $10.8 million, or 13% of our originated ACL is attributable to the CRE loan segment compared to $7.2 million, or 10.1%, as of December 31, 2016. The ACL as a percentage of the CRE portfolio has increased to 0.96% as of September 30, 2017 from 0.76% as of December 31, 2016, primarily as a result of qualitative considerations and some grade migration in the CRE portfolio.

In addition to quantitative elements, certain qualitative and environmental factors are also considered at management’s discretion, which are generally based on a combination of internal and external factors and trends. At September 30, 2017, these totaled $13.6 million and accounted for approximately 16.0% of the originated ACL compared to $16.7 million, or 23.5%, as of December 31, 2016, with the most significant consideration being the stress on the energy industry from the volatility of oil and gas prices, and the amount of losses realized in the energy portfolio in 2016 and 2015. Approximately $7.6 million and $16.0 million as of September 30, 2017 and December 31, 2016, respectively, of these qualitative reserves were allocated to the energy portfolio.

Two “Category 4” hurricanes moved through our geographic footprint during the quarter.  Hurricane Harvey made landfall in Texas in late August and Hurricane Irma hit Florida in early September.  Based on our outreach to and analysis of our commercial customers, most with robust business continuity and disaster recovery plans, we have not identified any expected losses in the commercial portfolio to date.  Based on our outreach to and analysis of our mortgage customers in the impacted areas, and in consideration of factors that increase the risks associated with these mortgages, we concluded that increasing reserves by approximately $2.0 million was appropriate as of September 30, 2017.  We will continue to closely monitor all of our impacted customers as recovery efforts continue in the area.

As of September 30, 2017 and December 31, 2016, $39.3 million, or 46.4% and $31.7 million, or 45.7%, respectively of the total originated ACL, was attributable to shared national credits. During the second quarter of 2017, we recorded a $2.6 million charge-off to a single E&P credit that was a shared national credit. During 2016 we recorded gross charge-offs of two energy portfolio credits totaling $32.9 million that were shared national credits. The ACL is estimated based on the underlying credit quality of the loan, primarily based on its risk segment and risk rating. This methodology is consistent whether or not a loan is a shared national credit.

ANCI ACL. The ACL on our ANCI loans totaled $1.5 million on $198.8 million in loans, or 0.73% and $1.0 million on $229.8 million in loans, or 0.43%, at September 30, 2017 and December 31, 2016, respectively. The increase in the ANCI reserve is related to a single credit amounting to $0.3 million that migrated to criticized status during the second quarter of 2017. ANCI loans were recorded at fair value at the date of each acquisition and are pooled for ACL assessment based on risk segment, with the majority of the ANCI loans within the consumer residential category. Any net shortage of credit mark indicates the need for an allowance on that segment of loans with certain loans individually reviewed for specific impairment.

ACI ACL. The ACL on our ACI loans totaled $8.6 million on $274.0 million in loans, or 3.13%%, at September 30, 2017, compared to $10.3 million on $324.3 million in loans, or 3.17% at December 31, 2016. At the time of our acquisitions, we estimated the fair value of the total ACI loan portfolio by segregating the portfolio into loan pools with similar characteristics and certain specifically-reviewed non-homogeneous loans.

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

The largest component of our ACI ACL is attributable to our consumer category, primarily first and second-lien residential loans, that represents 76% of the ACI ACL at September 30, 2017 compared to 72.5% of the ACI ACL at December 31, 2016. This component of the ACL has declined $0.9 million to $6.5 million since December 31, 2016 due to impairment reversals on the residential pools, largely driven by loan pay-offs.

The commercial real estate component comprises 23% of the ACI ACL at September 30, 2017 and has decreased $0.7 million to $2.0 million since December 31, 2016.

The following table summarizes certain information with respect to our ACL on the total loan portfolio and the composition of charge-offs and recoveries for the periods indicated. Subsequent tables present this information separately for the originated, ANCI and ACI portfolios:

Table 23 –Total ACL Rollforward

	Total Loans
	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(In thousands)	2017	2016	2017	2016	2016
Allowance for credit losses at beginning of period	$93,215	$87,147	$82,268	$79,783	$79,783
Charge-offs:
Commercial and industrial	440	25,455	3,301	43,332	46,368
Commercial real estate	—	—	—	—	—
Consumer	141	1,413	543	1,906	2,093
Small business	—	—	167	142	841
Total charge-offs	581	26,868	4,011	45,380	49,302
Recoveries:
Commercial and industrial	71	675	966	1,331	1,450
Commercial real estate	76	519	204	566	578
Consumer	196	67	837	292	403
Small business	65	2	291	7	9
Total recoveries	408	1,263	2,298	2,196	2,440
Net charge-offs	173	25,605	1,713	43,184	46,862
Provision for credit losses:
Commercial and industrial	(123)	29,218	9,390	50,750	43,782
Commercial real estate	(384)	(943)	2,645	678	1,389
Consumer	2,190	1,300	2,071	1,441	1,506
Small business	40	52	104	1,701	2,671
Total provision for credit losses	1,723	29,627	14,210	54,570	49,348
Allowance for credit losses at end of period	$94,765	$91,169	$94,765	$91,169	$82,269
Loans at end of period, net of unearned income	$8,028,938	$7,207,313	$8,028,938	$7,207,313	$7,432,711
Average loans, net of unearned income	7,867,794	7,225,365	7,690,798	7,123,211	7,186,635
Ratio of ending allowance to ending loans	1.18%	1.26%	1.18%	1.26%	1.11%
Ratio of net charge-offs to average loans(1)	0.01	1.41	0.03	0.81	0.65
Net charge-offs as a percentage of:
Provision for credit losses	10.04	86.42	12.05	79.14	94.96
Allowance for credit losses(1)	0.72	111.42	2.42	63.10	56.96
Allowance for credit losses as a percentage of nonperforming loans	122.66	59.34	122.66	59.34	63.80

(1)	Annualized for the three and nine months ended September 30, 2017 and 2016.

Table 24 –Total Originated ACL Rollforward

	Originated Loans
	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(In thousands)	2017	2016	2017	2016	2016
Allowance for credit losses at beginning of period	$81,596	$75,165	$71,011	$64,386	$64,386
Charge-offs:
Commercial and industrial	—	25,455	2,788	43,332	46,368
Commercial real estate	—	—	—	—	—
Consumer	132	177	383	480	634
Small business	—	—	120	142	841
Total charge-offs	132	25,632	3,291	43,954	47,843
Recoveries:
Commercial and industrial	44	656	677	1,276	1,386
Commercial real estate	11	—	18	—	3
Consumer	29	34	85	183	225
Small business	—	—	44	—	—
Total recoveries	84	690	824	1,459	1,614
Net charge-offs	48	24,942	2,467	42,495	46,229
Provision for credit losses:
Commercial and industrial	(432)	29,290	8,656	53,125	46,024
Commercial real estate	811	57	3,564	1,765	2,378
Consumer	2,689	275	3,633	1,402	1,772
Small business	109	99	328	1,761	2,681
Total provision for credit losses	3,177	29,721	16,181	58,053	52,855
Allowance for credit losses at end of period	$84,725	$79,944	$84,725	$79,944	$71,012
Loans at end of period, net of unearned income	$7,556,135	$6,618,324	$7,556,135	$6,618,324	$6,878,645
Ratio of ending allowance to ending loans	1.12%	1.21%	1.12%	1.21%	1.03%
Net charge-offs as a percentage of:
Provision for credit losses	1.51	83.92	15.25	73.20	87.47
Allowance for credit losses(1)	0.22	124.12	3.89	71.00	65.28
Allowance for credit losses as a percentage of nonperforming loans	115.07	54.50	115.07	54.50	58.49

(1)	Annualized for the three and nine months ended September 30, 2017 and 2016.

Table 25 –Total ANCI ACL Rollforward

	ANCI Loans
	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(In thousands)	2017	2016	2017	2016	2016
Allowance for credit losses at beginning of period	$1,468	$978	$979	$1,063	$1,063
Charge-offs:
Commercial and industrial	65	—	99	—	—
Commercial real estate	—	—	—	—	—
Consumer	9	144	160	334	367
Small business	—	—	47	—	—
Total charge-offs	74	144	306	334	367
Recoveries:
Commercial and industrial	27	11	43	35	44
Commercial real estate	—	100	—	100	101
Consumer	164	31	268	102	168
Small business	65	2	247	7	9
Total recoveries	256	144	558	244	322
Net (recoveries) charge-offs	(182)	—	(252)	90	45
Provision for credit losses:
Commercial and industrial	31	(33)	639	(196)	(169)
Commercial real estate	—	(237)	(42)	(211)	(85)
Consumer	(154)	33	(146)	188	225
Small business	(69)	(47)	(224)	(60)	(10)
Total provision for credit losses	(192)	(284)	227	(279)	(39)
Allowance for credit losses at end of period	$1,458	$694	$1,458	$694	$979
Loans at end of period, net of unearned income	$198,797	$242,026	$198,797	$242,026	$229,784
Ratio of ending allowance to ending loans	0.73%	0.29%	0.73%	0.29%	0.43%
Net charge-offs (recoveries) as a percentage of:
Provision for credit losses	94.79	—	(111.01)	(32.26)	(115.38)
Allowance for credit losses(1)	(49.52)	—	(23.11)	17.32	4.61
Allowance for credit losses as a percentage of nonperforming loans	42.86	21.21	42.86	21.21	25.29

(1)	Annualized for the three and nine months ended September 30, 2017 and 2016.

Table 26 –Total ACI ACL Rollforward

	ACI Loans
	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(In thousands)	2017	2016	2017	2016	2016
Allowance for credit losses at beginning of period	$10,151	$11,004	$10,278	$14,334	$14,334
Charge-offs:
Commercial and industrial	375	—	414	—	—
Commercial real estate	—	—	—	—	—
Consumer	—	1,092	—	1,092	1,092
Small business	—	—	—	—	—
Total charge-offs	375	1,092	414	1,092	1,092
Recoveries:
Commercial and industrial	—	8	246	20	20
Commercial real estate	65	419	186	466	474
Consumer	3	2	484	7	10
Small business	—	—	—	—	—
Total recoveries	68	429	916	493	504
Net charge-offs (recoveries)	307	663	(502)	599	588
Provision for credit losses:
Commercial and industrial	278	(39)	95	(2,179)	(2,073)
Commercial real estate	(1,195)	(763)	(877)	(876)	(904)
Consumer	(345)	992	(1,416)	(149)	(491)
Small business	—	—	—	—	—
Total provision for credit losses	(1,262)	190	(2,198)	(3,204)	(3,468)
Allowance for credit losses at end of period	$8,582	$10,531	$8,582	$10,531	$10,278
Loans at end of period, net of unearned income	$274,006	$346,963	$274,006	$346,963	$324,282
Ratio of ending allowance to ending loans	3.13%	3.04%	3.13%	3.04%	3.17%
Net charge-offs (recoveries) as a percentage of:
Provision for credit losses	(24.33)	348.95	22.84	(18.70)	(16.96)
Allowance for credit losses(1)	14.19	25.08	(7.82)	7.60	5.74
Allowance for credit losses as a percentage of nonperforming loans	NM	284.24	NM	284.24	280.59

(1)	Annualized for the three and nine months ended September 30, 2017 and 2016.

NM – Not Meaningful

Deposits. Our strategy is to fund asset growth primarily with customer deposits in order to maintain a stable liquidity profile and a more competitive cost of funds. We categorize deposits as brokered and non-brokered consistent with the banking industry. All customer deposits are non-brokered. The following table illustrates the growth in our deposits during the periods indicated:

Table 27 –Deposits

			Percent to Total		Percentage Change
	September 30,	December 31,	September 30,	December 31,	3Q 2017
(In thousands)	2017	2016	2017	2016	vs YE 2016
Noninterest-bearing demand	$2,071,594	$1,840,955	24.4%	23.0%	12.5%
Interest-bearing demand	4,505,370	4,541,412	53.0	56.6	(0.8)
Savings	177,935	180,687	2.1	2.3	(1.5)
Time deposits less than $100,000	749,265	605,579	8.8	7.6	23.7
Time deposits greater than $100,000	996,938	848,116	11.7	10.5	17.6
Total deposits (including brokered)	$8,501,102	$8,016,749	100.0%	100.0%	6.0%

Total brokered deposits	$824,147	$1,041,858	9.7%	13.0%	(20.9)%

The following tables set forth our average deposits and the average rates expensed for the periods indicated:

Table 28 –Average Deposits/Rates

	Three Months Ended September 30,
	2017		2016
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
(In thousands)	Outstanding	Paid	Outstanding	Paid
Noninterest-bearing demand	$1,982,784	—%	$1,697,633	—%
Interest-bearing deposits
Interest-bearing demand	4,329,086	0.67	4,130,126	0.43
Savings	180,099	0.25	180,452	0.24
Time deposits	1,648,000	1.36	1,835,371	1.01
Total interest bearing deposits	6,157,185	0.84	6,145,949	0.60
Total average deposits	$8,139,969	0.64%	$7,843,582	0.47%

	Nine Months Ended September 30,
	2017		2016
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
(In thousands)	Outstanding	Paid	Outstanding	Paid
Noninterest-bearing demand	$1,895,754	—%	$1,656,166	—%
Interest-bearing deposits
Interest-bearing demand	4,338,645	0.59	4,027,944	0.43
Savings	182,877	0.25	178,163	0.23
Time deposits	1,618,298	1.25	1,702,380	1.01
Total interest bearing deposits	6,139,820	0.75	5,908,487	0.59
Total average deposits	$8,035,574	0.58%	$7,564,653	0.46%

Borrowings

The following is a summary of our borrowings for the periods indicated:

Table 29 –Borrowings

	September 30,	December 31,
(In thousands)	2017	2016
Summary of Borrowings
Securities sold under repurchase agreements	$3,146	$3,494
Advances from FHLB	250,000	—
Senior debt	184,557	193,788
Subordinated debt	98,627	98,441
Junior subordinated debentures	36,353	35,989
Total borrowings	$572,683	$331,712
Average total borrowings - YTD	$490,085	$452,685

The increase in advances from the FHLB are short-term fixed and daily rate credits..

Shareholders’ Equity

Tangible Common Equity

As of September 30, 2017 and December 31, 2016, our ratio of shareholders’ equity to total assets was 12.77% and 11.34%, respectively, and we had tangible common equity ratios of 9.95% and 8.13%, respectively. Tangible common equity ratio is a non-GAAP financial measure.  We believe that this non-GAAP financial measure provides investors with information useful in understanding our financial performance and, specifically, our capital position. The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less goodwill and other intangible assets, net, and tangible assets are total assets less goodwill and other intangible assets, net. The following table provides a reconciliation of tangible common equity to GAAP total common shareholders’ equity and tangible assets to GAAP total assets:

Table 30 –Tangible Common Equity

	September 30,	December 31,
(In thousands)	2017	2016
Shareholders’ equity	$1,340,848	$1,080,498
Less: Goodwill and other intangible assets, net	(329,124)	(332,691)
Tangible common shareholders’ equity	1,011,724	747,807
Total assets	10,502,261	9,530,888
Less: Goodwill and other intangible assets, net	(329,124)	(332,691)
Tangible assets	$10,173,137	$9,198,197
Tangible common equity ratio	9.95%	8.13%

Regulatory Capital

We are subject to regulatory capital requirements that require us to maintain certain minimum common equity Tier 1 capital, Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. At September 30, 2017, our capital ratios exceeded these requirements. Our actual regulatory capital amounts and ratios at September 30, 2017 are presented in the following table:

Table 31 –Regulatory Capital Amounts/Ratios

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
September 30, 2017
Tier 1 leverage	$1,079,726	11.1%	$1,181,066	12.2%
Common equity tier 1 capital (transitional)	1,042,920	10.8	1,132,506	11.7
Tier 1 risk-based capital	1,079,726	11.2	1,181,066	12.2
Total risk-based capital	1,273,724	13.2	1,301,129	13.5
The minimum amounts of capital and ratios established by banking regulators are as follows:
Tier 1 leverage	$388,553	4.0%	$388,516	4.0%
Common equity tier 1 capital (transitional)	434,801	4.5	434,726	4.5
Tier 1 risk-based capital	579,734	6.0	579,635	6.0
Total risk-based capital	772,979	8.0	772,846	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	$485,645	5.0%
Common equity tier 1 capital (transitional)	N/A	N/A	627,938	6.5
Tier 1 risk-based capital	N/A	N/A	772,846	8.0
Total risk-based capital	N/A	N/A	966,058	10.0

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

As of September 30, 2017, all of our liquidity measures were within our established guidelines.

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

Maturities of Time Deposits

The aggregate amount of time deposits in denominations of $100,000 or more as of September 30, 2017 and December 31, 2016, was $996.9 million and $848.1 million, respectively.

At September 30, 2017, the scheduled maturities of time deposits greater than $100,000 were as follows:

Table 32 – Time Deposit Maturity Schedule

	September 30, 2017
(In thousands)	Amount	Average Interest Rate
Under 3 months	$43,963	0.84%
3 to 6 months	111,533	1.14
6 to 12 months	383,238	1.35
12 to 24 months	393,950	1.60
24 to 36 months	45,351	1.61
36 to 48 months	8,676	1.57
Over 48 months	10,227	1.39
Total	$996,938	1.42%

Cash Flow Analysis

Cash and cash equivalents

At September 30, 2017, we had $589.4 million cash and cash equivalents on hand, an increase of $340.5 million or 136.8% over our cash and cash equivalents of $248.9 million at December 31, 2016. At September 30, 2017 our cash and cash equivalents comprised 5.61% of total assets compared to 2.61% at December 31, 2016. We monitor our liquidity position and increase or decrease our short-term liquid assets as necessary. The higher balance in cash and cash equivalents at September 30, 2017 is due to timing of net loan fundings and customer deposits at the end of the quarter.

2017 vs. 2016

As shown in the Condensed Consolidated Statements of Cash Flows, operating activities provided $149.8 million in the nine months ended September 30, 2017 compared to $71.7 million in the nine months ended September 30, 2016. The increase in operating funds during the nine months ended September 30, 2017 was due primarily to an increase in net income and an increase in proceeds from the sale of held for sale loans, offset by an increase in originations of loans held for sale and a decrease in other assets related to the refund of a bid deposit made in the fourth quarter of 2016 to acquire a large treasury management deposit account.

Investing activities during the nine months ended September 30, 2017 used $689.4 million of net funds, primarily due to net loan fundings of $614.0 million and purchases of securities of $278.3 million, partially offset by sales and other cash flows from available for sale securities. This compares to investing activities during the nine months ended September 30, 2016 using $670.0 million of net funds, primarily due to net loan fundings of $654.5 million and the purchase of available for sale securities of $743.2 million, partially offset by sales of certain commercial loans of $328.8 million.

Financing activities during the nine months ended September 30, 2017 provided net funds of $880.0 million, due to $250.0 million in advances from FHLB, net proceeds of $155.6 million from the issuance of common stock and an increase in deposits of $484.4 million. This compares to financing activities during the nine months ended September 30, 2016 providing net funds of $559.0 million, resulting from an increase in deposits of $930.0 million and a decrease in short-term FHLB borrowings of $370.0 million.

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

Table 33 – Non-GAAP Financial Measures

	As of and for the three months ended		As of and for the nine months ended		As of and for the year ended
	September 30,		September 30,		December 31,
(In thousands)	2017	2016	2017	2016	2016
Efficiency ratio
Noninterest expenses (numerator)	$56,530	$54,876	$166,985	$164,786	$220,180
Net interest income	$81,163	$70,426	$238,305	$206,941	$279,439
Noninterest income	27,124	22,791	74,218	66,043	88,403
Operating revenue (denominator)	$108,287	$93,217	$312,523	$272,984	$367,842
Efficiency ratio	52.20%	58.87%	53.43%	60.36%	59.86%
Adjusted noninterest expenses and operating revenue
Noninterest expense	$56,530	$54,876	$166,985	$164,786	$220,180
Less: Branch closure expenses	50	52	143	191	238
Adjusted noninterest expenses	$56,480	$54,824	$166,842	$164,595	$219,942
Net interest income	$81,163	$70,426	$238,305	$206,941	$279,439
Noninterest income	27,124	22,791	74,218	66,043	88,403
Less: Securities gains (losses), net	1	1,386	(162)	2,469	3,736
Adjusted operating revenue	$108,286	$91,831	$312,685	$270,515	$364,106
Tangible common equity ratio
Shareholders’ equity	$1,340,848	$1,111,783	$1,340,848	$1,111,783	$1,080,498
Less: Goodwill and other intangible assets, net	(329,124)	(334,246)	(329,124)	(334,246)	(332,691)
Tangible common shareholders’ equity	1,011,724	777,537	1,011,724	777,537	747,807
Total assets	10,502,261	9,444,010	10,502,261	9,444,010	9,530,888
Less: Goodwill and other intangible assets, net	(329,124)	(334,246)	(329,124)	(334,246)	(332,691)
Tangible assets	$10,173,137	$9,109,764	$10,173,137	$9,109,764	$9,198,197
Tangible common equity ratio	9.95%	8.54%	9.95%	8.54%	8.13%
Tangible book value per share
Shareholders’ equity	$1,340,848	$1,111,783	$1,340,848	$1,111,783	$1,080,498
Less: Goodwill and other intangible assets, net	(329,124)	(334,246)	(329,124)	(334,246)	(332,691)
Tangible common shareholders’ equity	$1,011,724	$777,537	$1,011,724	$777,537	$747,807
Common shares issued	83,625,000	75,000,000	83,625,000	75,000,000	75,000,000
Tangible book value per share	$12.10	$10.37	$12.10	$10.37	$9.97
Return on average tangible common equity
Average common equity	$1,320,884	$1,118,603	$1,221,845	$1,118,603	$1,093,604
Less: Average intangible assets	(329,816)	(335,215)	(330,989)	(335,215)	(336,054)
Average tangible common equity	$991,068	$783,388	$890,856	$783,388	$757,550
Net income	$32,577	$6,607	$87,662	$36,789	$65,774
Return on average tangible common equity (1)	13.04%	3.35%	13.16%	6.23%	8.68%
Pre-tax, pre-provision net earnings
Income before taxes	$50,034	$8,714	$131,328	$53,628	$98,314
Plus: Provision for credit losses	1,723	29,627	14,210	54,570	49,348
Pre-tax, pre-provision net earnings	$51,757	$38,341	$145,538	$108,198	$147,662
___________________

(1)	Annualized for the three and nine months ended September 30, 2017 and 2016.

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

Interest Rate Exposures

The Bank’s net interest income simulation model projects that net interest income over a 12-month horizon will increase on an annual basis by 3.51%, or approximately $12.4 million, assuming an instant increase in interest rates of 100 basis points, by 6.93%, or approximately $24.5 million, assuming an instant increase in interest rates of 200 basis points and decrease by 3.81% or approximately $13.5 million, assuming an instant decrease in interest rates of 100 basis points. Based upon the current interest rate environment as of September 30, 2017, our sensitivity to interest rate risk was as follows:

Table 34- Interest Rate Sensitivity

	Increase(Decrease)
(in millions)	Net Interest Income		Economic Value of Equity
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent	Amount	Percent
+ 200 BP	$24.5	6.93%	$365.8	18.07%
+ 100 BP	12.4	3.51	205.7	10.16
- 100 BP	(13.5)	(3.81)	(281.1)	(13.88)

Based upon the current interest rate environment as of September 30, 2017, the following table reflects our sensitivity to a gradual increase or decrease in interest rates over a twelve-month period:

	Increase(Decrease)
(in millions)	Net Interest Income
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent
+ 200 BP	$24.6	6.97%
+ 100 BP	12.4	3.52
- 100 BP	(13.2)	(3.73)
- 200 BP	(28.9)	(8.16)

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

Cash Flow Hedges. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. We use interest rate swaps to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans (1-Month LIBOR). In June 2015 and March 2016, we entered into interest rate swap agreements with notional values totaling $982 million and $350 million, respectively, to manage overall cash flow changes related to interest rate risk exposure on the 1-Month LIBOR rate indexed loans. The following is a detail of our cash flow hedges as of September 30, 2017:

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

The following summarizes all derivative positions as of September 30, 2017:

Table 36 –Derivative Positions

	September 30, 2017
		Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$1,332,000	$—	$15,830
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	718,686	2,481	2,481
Commercial loan interest rate caps	267,347	104	104
Commercial loan interest rate floors	265,515	48	48
Mortgage loan held for sale interest rate lock commitments	10,051	—	123
Mortgage loan forward sale commitments	5,384	—	6
Mortgage loan held for sale floating commitments	10,754	—	—
Foreign exchange contracts	45,659	713	696
Total derivatives not designated as hedging instruments	1,323,396	3,346	3,458
Total derivatives	$2,655,396	$3,346	$19,288

Counterparty Credit Risk

Derivative contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. Our policies require that institutional counterparties must be approved by our ALCO and all positions over and above the minimum transfer amounts are secured by marketable securities or cash.

ITEM 4. CONTROLS AND PROCEDURES

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

(b)	Internal Control Over Financial Reporting

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to our risk factors previously disclosed in the Company’s Prospectus filed with the Securities and Exchange Commission on November 9, 2017 pursuant to Rule 424(b) of the Securities Act of 1933, as amended.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

3.1

Second Amended and Restated Certificate of Incorporation of Cadence Bancorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Cadence Bancorporation (Registration No. 333-216809), filed with the Securities and Exchange Commission on March 17, 2017).

3.2

Amended and Restated By-Laws of Cadence Bancorporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Cadence Bancorporation (Registration No. 333-216809), filed with the Securities and Exchange Commission on March 17, 2017).

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

Cadence Bancorporation (Registrant)

Date: November 14, 2017	/s/ Paul B. Murphy
Paul B. Murphy
Chairman and Chief Executive Officer

Date: November 14, 2017	/s/ Valerie C. Toalson
Valerie C. Toalson
Executive Vice President and Chief Financial Officer