Form 10-K
period 2017-12-31
Cadence Bancorporation
filed 2018-03-19
CIK 1614184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-38058

Cadence Bancorporation

(Exact name of Registrant as specified in its charter)

Delaware	47-1329858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2800 Post Oak Boulevard, Suite 3800, Houston, Texas	77056
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (713) 871-4000

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Class A Common Stock , $0.01 per share	New York Stock Exchange (‘NYSE”)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes  ☐    No  ☒

As of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting shares of common stock held by non-affiliates of the Registrant was approximately $188.7 million. This figure is based on the closing sale price of $21.88 per share of the Registrant’s common stock on June 30, 2017. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the Registrant and all shareholders beneficially owning more than 10% of the Registrant’s common stock.

Number of shares of common stock outstanding as of March 19, 2018: 83,625,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement relating to the 2018 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2017, are incorporated by reference into Part II, Item 5 and Part III, Items 10-14 of this Annual Report on Form 10-K.

CADENCE BANCORPORATION AND SUBSIDIARIES

2017 ANNUAL REPORT ON FORM 10-K

PART 1

ITEM 1. BUSINESS

Company Overview

Cadence Bancorporation is a bank holding company and a Delaware corporation headquartered in Houston, Texas, and is the parent company of Cadence Bank, N.A. Formed in 2009 by banking industry veterans, we secured $1.0 billion of capital commitments in 2010 and built our franchise on the heels of three successful acquisitions: Cadence Bank, N.A. in March 2011, the franchise of Superior Bank in April 2011 and Encore Bank, N.A. in July 2012. Today, we are a growth-oriented, middle-market focused commercial relationship bank providing a broad range of banking and wealth management services to businesses, high net worth individuals, business owners and retail customers through a network of 65 branches as of December 31, 2017, with branches in Alabama (25), Florida (14), Texas (11), Mississippi (11) and Tennessee (4). We completed our initial public offering and listing on the NYSE in April 2017.  As of December 31, 2017, we had $10.9 billion of assets, $8.3 billion of gross loans, $9.0 billion in deposits and $1.4 billion in shareholders’ equity. We generated $102.4 million and $65.8 million of net income for the years ended December 31, 2017 and 2016, respectively.

We are focused on organic growth and expanding our position in our markets. Through our experienced and motivated team of commercial relationship managers and our integrated, client-centric approach to banking, we have successfully grown each of our businesses. We believe our franchise is positioned for continued growth as a result of (i) our attractive geographic footprint, (ii) our focus and ability to provide differentiated, customized service to a wide variety of industries and clients, (iii) our stable and cost efficient deposit funding base, (iv) our veteran board of directors, management team and relationship managers, (v) our capital position and (vi) our credit quality and risk management processes.

Our Strategy

Our strategy is to build a premier commercial bank primarily through organically growing our client base. We focus on middle-market commercial lending (characterized as lending to businesses with annual revenues of $10 million to $500 million) and provide a broad range of banking services to businesses, high net worth individuals, business owners and retail customers. We believe the local economies in our geographic footprint offer us significant growth opportunities that we can capitalize on through our focus on providing more personalized service compared to larger financial institutions, and our ability to realize greater economies of scale compared to smaller community banks.

In addition, our management team possesses significant executive-level leadership experience at Fortune 500 financial services companies, and we believe this experience provides us with an important advantage in executing our business strategy. Our management team and experienced relationship managers have long-standing client relationships and operating experience in the markets we serve, and we believe these attributes will continue to position us to build market share.

Leverage our Relationships and Service Capabilities to Drive Organic Growth

We have demonstrated robust loan growth in our markets, driven by our client relationships and client development efforts. We believe our loan growth has been a direct result of our people and our strategy, which focuses on a client-centered, service oriented approach. Further, we believe our relationship managers’ entrepreneurial spirit, decision-making autonomy, flexibility and market expertise offers us unique growth opportunities not available to many of our peers. We intend to leverage the quality of our team, our existing relationships and our institutional approach (“delivering the firm”) to building tailored banking solutions to drive deeper relationships and increase penetration in our markets. Additionally, we are dedicated to investing in our team to ensure they continue to meet our high standard of excellence, while attracting and developing early career talent that embodies our entrepreneurial spirit and drives incremental relationships and loan growth.

Grow our Core Deposit Franchise

The strength of our deposit franchise is derived from the long-standing relationships we have with our clients and the strong ties we have to the markets we serve. Our deposit footprint has provided, and we believe will continue to provide, primary support for our loan growth. Deposits comprise 95% of our total funding as of December 31, 2017. A key part of our strategy is to continue to enhance our funding sources by expanding the ways in which we reach our customers, including increased adoption of mobile and digital platforms and optimization of our product offerings, treasury management services and client service capabilities. Additionally, we believe our distinctive commercial and public sector relationships will supplement our retail deposit base and will help drive additional deposit growth and funding opportunities to support our loan growth.

Prudently Invest in our Business to Drive Operating Leverage and Support our Risk Management Framework

We believe it is critical to prudently invest in our business in order to provide the best possible customer experience and build a scalable infrastructure that can support our growth while driving operating leverage through reduced expenses. We have a history of making successful investments, starting with the acquisition and integration of our three predecessor banks, and carried on through internal infrastructure investments, ongoing talent acquisition, investments in our management team, the implementation of an integrated technology platform and ongoing investments into optimization of our delivery channels. Our past investments have yielded significant benefits to our business, and we believe a focus on investing in our people, our technology and our processes will allow us to drive further operational efficiencies.

Build our Fee-Based Business through New Business Initiatives and Existing Customer Relationships

We have built a successful base of fee businesses—in both our Banking segment and our Financial Services segment—that provide complementary products and services to our core banking business. Each of our fee-based businesses is run by an experienced team and has infrastructure to support additional growth. We believe our integrated approach to our commercial relationships, along with our growing market position and the expertise and knowledge of our team, will provide significant new business opportunities.

Engage in Opportunistic M&A

We prioritize organic growth but may evaluate from time to time acquisition opportunities that we believe could produce attractive returns for our stockholders. In particular, we may consider acquisition opportunities that could improve our market position in geographies with attractive demographics and business growth trends (including Texas and the southeast United States), expand our branch network in existing markets, reduce our ratio of loans to deposits, increase our earnings power and/or enhance our suite of products. We believe our acquisition and integration experience provides an advantage in identifying and executing on strategically and financially compelling opportunities that could supplement our organic growth strategy.

Products and Services

Lending Activities

Our primary strategic objective is to engage in commercial lending to middle-market customers (characterized as businesses with annual revenues of $10 million to $500 million) and provide a full array of commercial mortgage and non-mortgage loans to middle-market commercial businesses, high net worth individuals and business owners. We believe we have a strong team of consumer and commercial bankers to execute on a client-centered, relationship-driven banking model. Our Commercial Banking team focuses on middle-market businesses with an advisory approach that emphasizes understanding the client’s business and offering a broad suite of loan, deposit and treasury management products and services. Our consumer banking team consists of experienced professionals that focus on knowing their individual clients in order to best meet their financial needs, offering a full complement of loan, deposit and online banking solutions. We strive to do business in the areas served by our branches, which are also where our marketing is focused, and the vast majority of our new loan customers are located in existing market areas. Our bankers have deep expertise and relationships in the industries served by our specialized industries in which we believe we have developed specialized service capabilities, including the restaurant industry, healthcare and technology.

Our loan portfolio includes commercial and industrial loans, residential real estate loans, commercial real estate loans and other consumer loans. The principal risk associated with each category of loans we make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the attributes of the borrower and the borrower’s market or industry. Attributes of the relevant business market or industry include the competitive environment, customer and supplier availability, the threat of substitutes and barriers to entry and exit.

Commercial and Industrial Loans (“C&I”). As of December 31, 2017, $5.1 billion, or 62%, of our total bank loan portfolio consisted of commercial and industrial loans. Our C&I loans, which are generally made to middle-market businesses, include lines of credit, acquisition finance credit facilities and other types of commercial credit, and typically have maturities of five years or less. At December 31, 2017, an additional $222 million, or 3%, of our total bank loan portfolio consisted of loans to small businesses.

Commercial Real Estate Loans. As of December 31, 2017, $1.2 billion, or 14%, of our bank loan portfolio consisted of commercial real estate loans. We offer construction financing, acquisition or refinancing of properties primarily located in our markets in Texas and the southeast United States. Other products that we provide include lines of credit and REIT facilities.

Residential Real Estate Loans. As of December 31, 2017, $1.7 billion, or 20%, of our bank loan portfolio consisted of residential real estate loans. We provide one-to-four family residential real estate loans with terms ranging from 10 to 40 years, with either fixed or adjustable interest rates. We do not originate subprime loans. Loans are typically closed-end first lien loans for purposes of property purchased, or for refinancing existing loans with or without cash out. The majority of our loans are owner occupied, full documentation loans.

Other Consumer Loans. As of December 31, 2017, $75 million, or 1%, of our bank loan portfolio consisted of other types of consumer loans. We offer consumer loans to our customers for personal, family and household purposes, including home equity, auto, boat and personal installment loans.

Shared National Credits (“SNC”). As a commercial focused relationship bank, we often participate in syndicated loan offerings in an effort to selectively grow and diversify our loan portfolio. At December 31, 2017 the OCC defined a SNC as any loan(s) extended to a borrower by a supervised institution or any of its subsidiaries and affiliates which aggregates $20 million or more and is shared by three or more institutions under a formal lending agreement or a portion of which is sold to two or more institutions, with the purchasing institutions assuming its pro rata share of the credit risk. Our SNC portfolio is spread across our commercial products and is focused on customers where we have a multi-product relationship or we believe we have the opportunity to develop such a relationship. As of December 31, 2017, we have $3.0 billion of outstanding SNCs, representing 36% of our total loans outstanding. In the first quarter of 2018, the OCC’s definition of a SNC will increase the threshold from $20 million to extensions aggregating more than $100 million, reducing our outstanding SNC balances to approximately 29% of our total loans outstanding. We have owned and managed SNC loans since our inception, and our management team, relationship managers and credit risk management team have extensive experience in the underwriting, due diligence and monitoring of SNC credits. We evaluate SNC loans using the same credit standards we apply in underwriting all of our loans.

SNC credit performance remains strong. As of December 31, 2017, our SNC portfolio had $40 million of nonaccrual loans, all of which were energy related. During 2016, regulators revised their definition of nonaccrual for E&P loans as it relates to leverage, including second-lien debt, in which we do not participate. As a result, it has affected the nonaccrual status of this portfolio. As of December 31, 2017, over 73% of our SNC nonaccrual loans were current as to their contractual terms.

Deposit Products and Other Funding Sources

We offer our customers a variety of deposit products, including checking accounts, savings accounts, money market accounts and other deposit accounts, through multiple channels, including our extensive network of our 63 full-service branches, 2 drive-thru branches, 78 ATMs, 9 ITMs, free access to approximately 1,200 Publix Presto! ATMs and over 55,000 Allpoint ATMs and our online, mobile and telephone banking platforms as of December 31, 2017. See “—Marketing and Distribution.” As of December 31, 2017, our deposit portfolio was comprised of 25% noninterest-bearing deposits and 75% interest bearing deposits. We intend to continue our efforts to provide funding for our business from customer relationship deposits.

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from depositors located in areas surrounding our branches, and we believe that we have attractive opportunities to capture additional retail and commercial deposits in our markets. In order to attract and retain deposits, we rely on providing quality service, offering a suite of retail and commercial products and services and introducing new products and services that meet our customers’ needs as they evolve. Recent product offerings in response to customer needs include our “Cadence TotalMoney” personal financial management platform, mobile banking through our “Fluent by Cadence” platform, our remote deposit capture capability and a pilot program (currently in effect at three locations) enabling customers to interact with tellers outside of regular banking hours through interactive drive-thrus. See “—Technology Systems.”

Wealth Management

Through our Linscomb & Williams and Cadence Trust brands, we offer wealth management and other fiduciary and private banking services targeted to affluent clients, including individuals, business owners, families and professional service companies. In addition to fiduciary and investment management fee income, we believe these services enable us to build new relationships and expand existing relationships to grow our deposits and loans. Through our wealth management line of business, we offer financial planning, retirement services and trust and investment management by a team of 60 seasoned advisors, providing access, for affluent clients as well as mass market clients, to a wide range of certificates of deposits, mutual funds, annuities, individual retirement accounts, money market accounts and other financial products. Although we do not limit our customers to affluent clients and business owners, the focus of our wealth management line of business is on the “mass affluent” ($500,000 to $2 million in investible assets) and “highly affluent” ($2 million to $5 million in investible assets) markets.

Private banking deposits are accepted in our seven private banking offices located Birmingham, Huntsville, Tampa, Houston and San Antonio. Total private banking deposits have grown from $526 million as of December 31, 2013 to $758 million as of December 31, 2017, an increase of 44%.

Insurance

Under our Cadence Insurance Services and Cadence Investment Services brands, we offer, directly and through licensed financial consultants, financial advisors and third party partners a variety of business and personal insurance products to retail and commercial customers, including life insurance, disability insurance, long-term care insurance, homeowner’s insurance, property and casualty insurance, key person insurance and buy-sell agreements. Cadence Insurance receives referrals from the Company’s lines of business. Our individual customers purchase our insurance products for income replacement, wealth transfer, estate planning and tax planning purposes. We offer a suite of business insurance products to our commercial customers, including business owner, commercial vehicle, property and liability, worker’s compensation and specialty liability policies. As of December 31, 2017, approximately half of our insurance revenue is derived from individuals and approximately half is derived from commercial customers. Annual insurance fee income totaled approximately $7.4 million and $7.7 million for the years ended December 31, 2017 and 2016, respectively.

Financial Products and Services

In addition to traditional banking activities and the other products and services specified above, we provide a broad array of financial services to our customers, including: debit and credit card products, treasury management services, merchant services, employee and payroll benefits solutions (including payroll cards and bank-at-work benefits) automated clearing house services, lock-box services remote deposit capture services, international trade finance, international trade services, foreign exchange services and other treasury services.

Our Markets

We define our markets broadly as Texas and the southeast United States. Our active banking operations are located principally in five states, which we refer to as our geographic footprint (our “footprint”), where we operate 65 branches as of December 31, 2017 throughout Texas, Alabama, Florida, Mississippi and Tennessee. Historically, our primary regional focus has been Houston, although we operate and continue to expand our operations throughout our footprint. We focus on serving these regional markets, although we also serve specialized industries clients both within our geographic footprint and throughout the United States, as many of our clients in these industries have operations nationwide. As a result of our relationships and our commitment to the markets and customers we serve, we have experienced meaningful market share gains since 2012.

While we are focused on driving growth across all of our markets and products, we believe our Texas presence will be the largest contributor to future asset growth, with funding support from our deposit base in Texas and the southeast United States. As of December 31, 2017, 51% of our loans and 42% of our deposits were in Texas, and we originated 37% of our loan commitments in Texas for the year ended December 31, 2017. Loan commitments originated to borrowers outside of the markets in which we operate (represented by the “Other” category in the graphs below) are primarily in our specialized industries portfolio, within our Commercial Banking business line.

Loans by Geography (31-Dec-17)	Deposits by Geography (31-Dec-17)

Note:	Geography of our loans and deposits is measured by the state of the client’s primary residence on file. Percentages do not equal 100% due to rounding.

Technology Systems

We have recently made and continue to make significant investments in our information technology systems for our banking and lending and cash management activities. We believe this is necessary investment in order to offer new products and improve our overall customer experiences, as well as to provide scale for future growth. Our technology investments include investment in the foundational layer of our infrastructure (including security, data and voice network, storage and disaster recovery) with the intent of establishing a technology platform that will allow us to grow with incremental expenditures.

Additionally, our technology investments include investment in the application layer of our technology. We have built a robust technology core for the Treasury Management product suite, including “Allegro”, our single sign on portal for our business customers to access our Treasury Management products. Largely as a result of this technology core, our Treasury Management product suite is competitive with small community banks as well as large regional and money center banks. Additionally, we have built the “Fluent by Cadence” platform, our online, mobile and other digital banking solution for consumer and small business banking. By leveraging the same platform as “Allegro”, we are able to centrally service and manage all digital banking activities and provide a seamless experience to our customers as they migrate from a small business to one that leverages our Treasury Management services.

We have also invested in video teller capabilities, which we are currently testing at three locations, which enable our customers to interact with tellers outside of regular banking hours through interactive drive-thrus. We believe that expansion of our video teller system may increase the efficiency of our branch operations and reduce costs by increasing the centralization of customer interactions that currently take place at multiple locations.

Credit Policy and Procedures

General- Our credit policy requires that key risks be identified and measured, documented and mitigated, to the extent possible, to seek to ensure the soundness of our loan portfolio. We require various levels of internal approvals based on the characteristics of our loans, including the size of the exposure, the line of business and the loan type. We also have specialized underwriting guidelines for loans in our specialized industries that we believe reflect the unique characteristics of these industries. There is a credit executive assigned to each line of business who holds the primary responsibility for the approval process outside of the loan approval committees. Our credit policy also provides guidelines for the underwriting of loans to individuals along with the regulatory requirements to ensure that all loan applications are evaluated subject to our fair lending policy. We believe that the guidelines required by our credit policies enhance internal responsibility and accountability for underwriting decisions and permit us to monitor the performance of credit decision-making.

Credit Risk Management- Using our dual credit risk rating (“DCRR”) system, it is our policy to assign risk ratings to all loan exposures using our internal credit risk rating system. The assignment of loan risk ratings is the primary responsibility of the lending officer concurrent with approval from the credit officer reviewing and recommending approval of the credit. The assignment of risk ratings is done through the use of scorecards. We use a total of thirteen different scorecards that accommodate various areas of lending. There are ten different commercial scorecards based on the various commercial credit transactions performed throughout the bank. Additionally, there are three scorecards for mortgage, consumer and small business. Each scorecard contains two main components: probability of default (“PD”) and loss given default (“LGD”). Each component is assessed using a multitude of both qualitative and quantitative scoring elements, which will generate a percentage for each component. The key elements assessed in the scorecard for PD are financial performance and trends as well as qualitative measures. The key elements for LGD are loan to value, collateral quality, and the structure of the loan. The PD percentage and LGD percentage are combined to give an overall expected loss percentage, which is converted into a credit risk rating for each loan. The elements and their respective weightings will vary depending on the applicable scorecard. Based on these results, we assign each loan a credit risk rating of 1 through 13, with a 1 representing a “virtually risk free” credit quality and 13 representing “loss.” Loans rated 1 through 8 are loans that we rate internally as “Pass.” Loans rated 9 through 13 are rated internally as “Criticized” and represent loans for which one or more potential or defined weaknesses exits.  Loans rated 10 through 13 also being considered “Classified” and represent loans for which one or more defined weaknesses exist.  These classifications are consistent with regulatory guidelines.

Our credit risk management is overseen by our board of directors and our senior credit risk management committee. Our senior credit risk management committee has six standing members, including the Chief Executive Officers of Cadence Bancorporation and Cadence Bank, Cadence Bank’s President, our Chief Credit Administration Executive, who serves as chairman of the committee, and our Chief Credit Underwriting Executive, who serves as vice chairman of the committee. The committee is responsible for reviewing our credit portfolio management information, including asset quality trends, concentration reports, policy, financial and documentation exceptions, delinquencies, charge-offs, and other nonperforming assets. The approval of the senior credit risk management committee is required for changes to our credit policy as well as lending and wire authority.

Concentration Limits- Our policies establish concentration limits for various industries within the commercial portfolio as well as commercial real estate, specialty lending, leveraged lending and other regulatory categories. Concentration limits are monitored and reassessed on a periodic basis and reviewed by the Board of Directors on an annual basis.

Credit Approval Process- The approval of our Senior Loan Committee is generally required for loans in an amount greater than $5.0 million. The Senior Loan Committee has eight standing members, including the Chief Executive Officers of Cadence Bancorporation and Cadence Bank, Cadence Bank’s President, our Chief Credit Underwriting Executive, who serves as chairman of the committee, and our Chief Credit Administration Executive, who serves as vice chairman. Two “no” votes will result in declining a credit request.

For loans in an amount greater than $5 million that are risk rated 10 or worse, approval of the Credit Transition Committee is generally required. The Credit Transition Committee has five standing members, including our Chief Credit Administration Executive, who serves as chairman of the committee and our Chief Credit Underwriting Executive, who serves as vice chairman. Two “no” votes will result in declining a credit application.

Portfolio Monitoring & Reporting- We believe that an important part of our assessment of client risk is the ongoing completion of periodic risk rating reviews. As part of these reviews, we seek to review the risk rating of each facility within a customer relationship and may recommend an upgrade or downgrade to the risk rating. Our policy is to review two times per year all customer relationships with an aggregate exposure of $10 million or greater as well as all shared national credits. Additionally, all customer relationships with an aggregate exposure of $2.5 million to $10 million are reviewed annually. Further, customer relationships with an aggregate exposure of $500 thousand and greater with a criticized risk rating are reviewed quarterly. Certain relationships are exempt from review, including relationships where our exposure is cash-secured. An updated risk rating scorecard is required during each risk review as well as with any credit event that requires credit approval.

Marketing and Distribution

As of December 31, 2017, we conduct our banking business through 65 branches located in Texas and four states in the southeast United States. Our distribution network also includes 69 ATMs, 9 ITMs, fully integrated online banking and a telephone banking service. In addition, our customers have free access to approximately 1,200 Publix Presto! ATMs located throughout Alabama, Florida, Georgia, North Carolina, South Carolina and Tennessee and over 55,000 Allpoint ATMs worldwide. Our ATMs are enabled for several networks, including Visa, Discover, MasterCard, NYCE, Plus, Cirrus, Pulse, American Express and Quest.

We offer a broad suite of financial, wealth management and treasury management products and services to middle-market commercial business, high net worth individuals and business owners. We target growing companies and middle-market businesses, as well as individual consumers throughout Texas and the southeast United States. In order to market our deposit products and financial services, we use local print advertising and direct mail and provide sales incentives for our employees. We market our lending products through our experienced relationship managers, who rely on robust calling efforts and relationship banking to develop relationships with customers that result in business growth and product sales. Our compensation plans for our relationship managers include incentives based on achievement of certain loan, deposit, fee, income and profitability metrics.

Competition

The financial services industry in general and in our markets in Texas and the southeast United States are highly competitive. We compete actively with national, regional and local financial services providers, including banks, thrifts, credit unions, mortgage bankers and finance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon us. See “Risk Factors—Risks Relating to Our Business—We face significant competition to attract and retain customers and clients, which could adversely affect our growth and profitability.”

Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and non-traditional alternatives. The primary factors driving commercial and consumer competition for loans and deposits are the interest rates, the fees charged, the levels of customer service and the range of products and services offered. In addition, other competitive factors include the location and hours of our branches and ATMs.

In addition to the terms of loans and deposits, we compete with other financial institutions with respect to the terms of swaps and letters of credit that we offer our customers and the fraud prevention products and other technological aspects of customers’ accounts that we provide, including compatibility with our commercial customers’ accounting systems.

Supervision and Regulation

Banking is a complex, highly regulated industry. Consequently, our growth and earnings performance can be affected, not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Federal Reserve, the OCC, the Internal Revenue Service (“IRS”) and state taxing authorities. The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.

The primary goals of the bank regulatory structure are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of those goals, the U.S. Congress and the individual states have created numerous regulatory agencies and enacted numerous laws, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “-Dodd-Frank Act”), that govern banks and the banking industry. The system of supervision and regulation applicable to the Company establishes a comprehensive framework for our operations and is intended primarily for the protection of the DIF, our depositors and the public, rather than our stockholders and creditors.

The Dodd-Frank Act and its implementing regulations impose additional supervisory obligations on banking organizations with $10 billion or more in total consolidated assets. Our total assets were $10.5 billion and Cadence Bank’s total assets were $10.5 billion as of September 30, 2017, the first quarter-end as of which total assets exceeded $10 billion. As a result, after September 30, 2018, which we expect will be the fourth consecutive quarter in which total average consolidated assets exceed $10 billion (and any applicable phase-in period), we and Cadence Bank will, among other requirements:

•	be required to perform annual stress tests;
•

be required to establish a dedicated risk committee of our board of directors responsible for overseeing our enterprise-risk management policies, commensurate with our capital structure, risk profile, complexity, size and other risk-related factors, and including as a member at least one risk management expert;

•	calculate our FDIC deposits assessment base using a performance score and loss-severity score system;
•	be subject to deposit insurance surcharges under the FDIC’s rule increasing the reserve ratio for the Deposit Insurance Fund (“DIF”) to 1.35%;
•	be subject to more frequent regulatory examinations; and
•	be subject to examination for compliance with federal consumer protection laws by the Consumer Financial Protection Bureau (the “CFPB”).

In addition, after June 30, 2018, Cadence and Cadence Bank will be affected by the Durbin Amendment to the Dodd-Frank Act regarding limits on debit card interchange fees. The Durbin Amendment gave the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more and to enforce a statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve has adopted rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs.

As of September 30 and December 31, 2017, our total assets and Cadence Bank’s total assets were $10.5 billion and $10.9 billion, respectively. As a result of this, deposit insurance assessments and expenses related to regulatory compliance are likely to increase, and interchange fee income will decrease, the cumulative effect of which may be significant, and are on a cumulative basis, currently anticipated to be less than $6.5 million after-tax annually. The ultimate impact of the heightened scrutiny to which we will be subject is uncertain but we may be adversely affected and may incur increased costs related to regulatory oversight. In preparation for these additional regulations, we have engaged third parties to provide DFAST readiness assessments and roadmaps, and large bank deposit insurance assessment implementation guidance. Over the last couple years, we have made targeted enhancements to our risk management framework, systems and personnel in anticipation of continued growth over $10 billion.

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating in the United States. The federal banking agencies have issued a number of significant new regulations as a result of the Dodd-Frank Act and a number of additional regulations are pending or may be proposed. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which any of our businesses may be affected by any new regulation or statute.

The following is an attempt to summarize some of the relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

Bank Holding Company Regulation

The Company is a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHC Act”) and is subject to supervision and regulation by the Federal Reserve. Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions, for violation of laws and policies.

Activities Closely Related to Banking

The BHC Act prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company that is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries or furnishing services to or performing services for its subsidiaries. Bank holding companies also may engage in or acquire interests in companies that engage in a limited set of activities that are closely related to banking or managing or controlling banks. If a bank holding company has elected to become a financial holding company (an “FHC”), it may engage in a broader set of activities, including insurance underwriting and broker-dealer services, as well as activities that are jointly determined by the Federal Reserve and the Treasury Department to be financial in nature or incidental to such financial activity. FHCs may also engage in activities that are determined by the Federal Reserve to be complementary to financial activities. To qualify as an FHC, the bank holding company and all subsidiary depository institutions must be well managed and well capitalized. Additionally, each subsidiary depository institution of the bank holding company must have received at least a “Satisfactory” rating on its most recent Community Reinvestment Act of 1977 (“CRA”) examination. Failure to meet any of these requirements may result in limitations on activities and acquisitions.

Safe and Sound Banking Practices

Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve may order a bank holding company to terminate an activity or control of a non-bank subsidiary if such activity or control constitutes a significant risk to the financial safety, soundness or stability of a subsidiary bank and is inconsistent with sound banking principles. Regulation Y also requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company’s consolidated net worth.

Consistent with the Dodd-Frank Act codification of the Federal Reserve’s policy that bank holding companies must serve as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudence, a bank holding company generally should not maintain a rate of distributions to stockholders unless its available net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with a bank holding company’s capital needs, asset quality and overall financial condition.

In addition, the Federal Reserve Supervisory Letter SR 09-4 provides guidance on the declaration and payment of dividends, capital redemptions and capital repurchases by a bank holding company. Supervisory Letter SR 09-4 provides that, as a general matter, a bank holding company should eliminate, defer or significantly reduce its dividends if: (i) the bank holding company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner.

Limitations on the Bank paying dividends could, in turn, affect our ability to pay dividends to our stockholders. For more information concerning the Bank’s ability to pay dividends, see below.

The Federal Reserve has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries that represent unsafe and unsound banking practices or which constitute violations of laws or regulations. Notably, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) provides that the Federal Reserve can assess civil money penalties for such practices or violations which can be as high as $1 million per day. FIRREA contains expansive provisions regarding the scope of individuals and entities against which such penalties may be assessed.

Annual Reporting and Examinations

The Company is required to file annual and quarterly reports with the Federal Reserve and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve may examine a bank holding company or any of its subsidiaries and charge the company for the cost of such an examination.

Regulatory Capital

Regulatory capital rules establish minimum capital requirements for bank holding companies and banks. The capital rules require banks and bank holding companies to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a total Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a leverage ratio of 4%. Bank holding companies and banks are also required to hold a capital conservation buffer of common equity Tier 1 capital of 2.5% to avoid limitations on capital distributions and discretionary executive compensation payments. Additionally, the capital conservation buffer requirement is being phased in at 0.625%, 1.25% and 1.875% of risk-weighted assets in January 2016, January 2017 and January 2018, respectively, and will be fully implemented in January 2019.

The regulatory capital rules also require banks to maintain a common equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements.

The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements to meet well-capitalized standards, and future regulatory change could impose higher capital standards as a routine matter. The Company’s regulatory capital ratios and those of the Bank are in excess of the levels established for “well-capitalized” institutions under the rules.

Additionally, on December 14, 2015, the Federal Reserve issued a final rule regarding bank holding companies with non-traditional capital structures, such as LLCs. The rule provides generic examples of certain mechanics or provisions in organizing documents of bank holding companies with non-traditional capital structures, such as Cadence Bancorp, LLC, that may render membership interests (or other form of equity) ineligible as common equity Tier 1 capital. Bank holding companies had until July 1, 2016, to bring relevant capital instruments into compliance with the capital rules, including the guidance in the final rule noted above. Cadence Bancorp, LLC believes that its membership interests are consistent with the capital rules. See “Risk Factors—Risks Relating to Cadence Bancorp, LLC and Our Status as a Controlled Company.”

In September 2017, the federal bank regulators proposed to revise and simplify the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Company and the Bank, that are not subject to the advanced approaches. In November 2017, the federal banking regulators revised the Basel III rules to extend the current transitional treatment of these items for non-advanced approaches banking organizations until the September 2017 proposal is finalized. The September 2017 proposal would also change the capital treatment of certain commercial real estate loans under the standardized approach, which the Company uses to calculate its capital ratios.

Imposition of Liability for Undercapitalized Subsidiaries

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages.

As discussed above, in accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2017, the Bank exceeded the capital levels required to be deemed well capitalized.

Additionally, FDICIA requires bank regulators to take prompt corrective action to resolve problems associated with insured depository institutions. In the event an institution becomes undercapitalized, it must submit a capital restoration plan.

Under these prompt corrective action provisions of FDICIA, if a controlled bank is undercapitalized, then the regulators could require the bank to submit a capital restoration plan. If an institution becomes significantly undercapitalized or critically undercapitalized, additional and significant limitations are placed on the institution. The capital restoration plan of an undercapitalized institution will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan until it becomes adequately capitalized. The Company has control of the bank for the purpose of this statute.

Further, by statute and regulation, a bank holding company must serve as a source of financial and managerial strength to each bank that it controls and, under appropriate circumstances, may be required to commit resources to support each such controlled bank. This support may be required at times when the bank holding company may not have the resources to provide the support. In addition, if the Federal Reserve believes that a bank holding company’s activities, assets or affiliates represent a significant risk to the financial safety, soundness or stability of a controlled bank, then the Federal Reserve could require the bank holding company to terminate the activities, liquidate the assets or divest the affiliates. The regulators may require these and other actions in support of controlled banks even if such actions are not in the best interests of the bank holding company or its stockholders.

Acquisitions by Bank Holding Companies

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (1) acquiring more than 5% of any class of voting stock of any bank or other bank holding company, (2) acquiring all or substantially all of the assets of any bank or bank holding company, or (3) merging or consolidating with any other bank holding company. Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy. As a result of the USA PATRIOT Act of 2001, which is discussed below, the Federal Reserve is required to consider the record of a bank holding company and its subsidiary bank(s) in combating money laundering activities in its evaluation of bank holding company merger or acquisition transactions. The Dodd-Frank Act also amended the BHC Act to require consideration of the extent to which a proposed acquisition, merger or consolidation would result in greater or more concentrated risks to the stability of the U.S. banking or financial system.

Control Acquisitions

Subject to various exceptions, the BHC Act and the Change in Bank Control Act of 1978, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company, such as the Company. Control is conclusively presumed to exist if a person or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or entity acquires 10% or more, but less than 25%, of any class of voting securities and that person or entity, by such acquisition, becomes the single largest holder of that class of voting securities.

Interstate Acquisitions

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company’s initial entry into the state, more than 30% of such deposits in the state (or such lesser or greater amount set by the state). The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. The Dodd-Frank Act permits a national or state bank, with the approval of its regulator, to open a branch in any state if the law of the state in which the branch is located would permit the establishment of the branch if the bank were a bank chartered in that state. National banks may provide trust services in any state to the same extent as a trust company chartered by that state.

Anti-tying Restrictions

Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Bank Regulation

Cadence Bank

Cadence Bank is a national bank, which is subject to regulation and supervision primarily by the OCC and secondarily by the Federal Reserve and the FDIC. Cadence Bank is subject to requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank.

The OCC regularly examines the Bank and records of the Bank. The FDIC may also periodically examine and evaluate insured banks.

Standards for Safety and Soundness

As part of FDICIA’s efforts to promote the safety and soundness of depository institutions and their holding companies, the federal banking regulators are required to have in place regulations specifying operational and management standards (addressing internal controls, loan documentation, credit underwriting and interest rate risk), asset quality and earnings. As discussed above, the Federal Reserve, the OCC, and the FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution that it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties of up to $1 million per day, issue cease-and-desist or removal orders, seek injunctions and publicly disclose such actions.

The OCC also has restrictions on the payment of dividends by national banks. Cadence Bank may not, without the prior approval of the OCC, declare a dividend if the total amount of dividends declared by it in the current year, including the proposed dividend, exceeds certain levels of net and retained income. In addition, under the National Bank Act, Cadence Bank may not declare a dividend in excess of its “undivided profits.” See below for additional discussion regarding the Bank’s ability to pay dividends.

The present and future dividend policy of Cadence Bank is subject to the discretion of its board of directors. In determining whether to pay dividends to the Company and, if made, the amount of the dividends, the board of directors of Cadence Bank considers many of the same factors discussed above. Cadence Bank cannot guarantee that it will have the financial ability to pay dividends to the Company, or if dividends are paid, that they will be sufficient for Cadence to make distributions to stockholders. Cadence Bank is not obligated to pay dividends.

Restrictions on Transactions with Affiliates

Section 23A of the Federal Reserve Act imposes quantitative and qualitative limits on transactions between a bank and any affiliate and requires certain levels of collateral for extensions of credit to affiliates and certain other transactions involving affiliates. It also limits the amount of advances to third parties that are collateralized by the securities or obligations of the Company. Section 23B requires that certain transactions between the Bank and its affiliates must be on terms substantially the same, or at least as favorable, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. In the absence of such comparable transactions, any transaction between the banks and their affiliates must be on terms and under circumstances, including credit standards, which in good faith would be offered to or would apply to nonaffiliated companies.

Capital Adequacy

In addition to the capital rules applicable to both banks and bank holding companies discussed above, under the prompt corrective action regulations, the federal bank regulators are required and authorized to take supervisory actions against undercapitalized banks. For this purpose, a bank is placed in one of five categories based on the bank’s capital (as of the new capital rules discussed above): well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Currently, the quantitative requirements for the categories are:

•	well-capitalized (at least 5% leverage capital, 6.5% common equity Tier 1 risk-based capital, 8% Tier 1 risk-based capital and 10% total risk-based capital);
•	adequately capitalized (at least 4% leverage capital, 4.5% common equity Tier 1 risk-based capital, 6% Tier 1 risk-based capital and 8% total risk-based capital);
•	undercapitalized (less than 4% leverage capital, 4.5% common equity Tier 1 risk-based capital, 6% Tier 1 risk-based capital and 8% total risk-based capital);
•	significantly undercapitalized (less than 3% leverage capital, 3% common equity Tier 1 risk-based capital, 4% Tier 1 risk-based capital and 6% total risk-based capital); and
•	critically undercapitalized (less than 2% tangible capital).

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, banking regulators must appoint a receiver or conservator for an institution that is “critically undercapitalized.” The federal banking agencies have specified by regulation the relevant capital level for each category. An institution that is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency, which, for the Bank, is the OCC.

Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and other restrictions on our business.

Deposit Insurance

The FDIC insures the deposits of federally insured banks up to prescribed statutory limits for each depositor, through the DIF and safeguards the safety and soundness of the banking and thrift industries. The Dodd-Frank Act permanently raised the standard maximum deposit insurance amount to $250,000. The amount of FDIC assessments paid by each insured depository institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors.

In connection with the Dodd-Frank Act’s requirement that insurance assessments be based on assets, the FDIC has redefined its deposit insurance premium assessment base to be an institution’s average consolidated total assets minus average tangible equity, and revised its deposit insurance assessment rate schedule in light of this change to the assessment base. The revised rate schedule and other revisions to the assessment rules became effective April 1, 2011. In March 2016, the FDIC adopted a final rule increasing the reserve ratio for the DIF to 1.35% of total insured deposits. The rule imposes a surcharge on the assessments of insured depository institutions with at least $10 billion in assets, beginning the third quarter of 2016 and continuing through the earlier of the quarter that the reserve ratio first reaches or exceeds 1.35% and December 31, 2018. Under the rule, if the reserve ratio does not reach 1.35% by December 31, 2018, the FDIC will impose a shortfall assessment on such insured depository institutions on March 31, 2019.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required. If there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates, the Bank may be required to pay higher FDIC insurance premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to recapitalize the predecessor to the DIF. These assessments, which are included in Deposit Insurance Premiums on the Consolidated Statements of Operations, will continue until the FICO bonds mature between 2017 and 2019.

Consumer Financial Protection Bureau

The Dodd-Frank Act created the CFPB, which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Depository institutions with less than $10 billion in assets, such as our subsidiary depository institutions, are subject to rules promulgated by the CFPB, which may increase their compliance risk and the costs associated with their compliance efforts, but the banks will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. As noted above, it is likely that the Company and Cadence Bank will exceed $10 billion in total consolidated assets for four consecutive quarters by September 30, 2018 and will become subject to examination by the CFPB.

The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The CFPB has opened inquiries into whether additional rulemaking would be appropriate for overdraft protection programs.

The CFPB has issued a number of regulations related to the origination of mortgages, foreclosures, and overdrafts as well as many other consumer issues. Additionally, the CFPB has proposed, or will be proposing, additional regulations on issues that directly relate to our business. Although it is difficult to predict at this time the extent to which the CFPB’s final rules impact the operations and financial condition of the banks, such rules may have a material impact on the banks’ compliance costs, compliance risk and fee income.

Privacy

Under the Right to Financial Privacy Act of 1978, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.

PATRIOT Act, International Money Laundering Abatement and Financial Anti-Terrorism Act and Bank Secrecy Act

A major focus of governmental policy on financial institutions has been aimed at combating money laundering and terrorist financing. The PATRIOT Act and the International Money Laundering and Financial Anti-Terrorism Act of 2001 substantially broadened the scope of U.S. anti-money-laundering laws and penalties, specifically related to the Bank Secrecy Act, and expanded the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of implementing regulations which apply various requirements of the PATRIOT Act to financial institutions such as Cadence Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers.

Failure of a financial institution and its holding company to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with relevant laws and regulations, could have serious legal, reputational and financial consequences for the institution. Because of the significance of regulatory emphasis on these requirements, Cadence Bank will continue to expend significant staffing, technology and financial resources to maintain programs designed to ensure compliance with applicable laws and regulations and an effective audit function for testing of the banks’ compliance with the Bank Secrecy Act on an ongoing basis.

Community Reinvestment Act

The CRA requires that, in connection with examinations of financial institutions within its jurisdiction, the OCC evaluates the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. The performance of a financial institution in meeting the credit needs of its community is a factor that must be taken into consideration when the federal banking agencies evaluate applications related to mergers and acquisitions, as well as branch openings and relocations. Additionally, financial institutions must publicly disclose the terms of various CRA-related agreements.

Failure to adequately meet the credit needs of our community in accordance with the CRA could prevent us from pursuing our business strategy. Any CRA rating below “Satisfactory” for the Bank could restrict the Company’s ability to undertake certain activities, including any merger or acquisition that our management and board of directors may otherwise desire to pursue, and may prevent or materially delay the consummation of future mergers or acquisitions or the opening of new branch locations, until the Bank’s rating improves. In addition, as described above, an FHC faces limitations on activities and acquisitions if its subsidiary depository institutions do not have at least a “Satisfactory” CRA rating.

Other Regulations

Interest and other charges that the Bank collects or contracts for are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations also are subject to federal laws applicable to credit transactions, such as:

•	the federal Truth in Lending Act, governing disclosures of credit terms to consumer borrowers;
•

the Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•	the Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	the rules and regulations of the various governmental agencies charged with the responsibility of implementing these federal laws.

In addition, the Bank’s deposit operations are subject to the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of ATMs and other electronic banking services.

Concentrated Commercial Real Estate Lending Regulations

The Federal Reserve and other federal banking regulatory agencies promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and increasing capital requirements.

Compliance with all of the above laws and regulations add significantly to the cost of operating the Company and the Bank and thus have a negative impact on profitability. We would also note that there has been a tremendous expansion experienced in recent years by certain financial service providers that are not subject to the same rules and regulations as the Company and the Bank. These institutions, because they are not so highly regulated, have a competitive advantage over us and the Bank and may continue to draw large amounts of funds away from traditional banking institutions, with a continuing adverse effect on the banking industry in general.

Effect of Governmental Monetary Policies

The commercial banking business is affected not only by general economic conditions but also by both U.S. fiscal policy and the monetary policies of the Federal Reserve. Some of the instruments of fiscal and monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of and changes in reserve requirements against member banks’ deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates, and the placing of limits on interest rates that member banks may pay on time and savings deposits. Such policies influence to a significant extent the overall growth of bank loans, investments, and deposits and the interest rates charged on loans or paid on time and savings deposits. We cannot predict the nature of future fiscal and monetary policies and the effect of such policies on the future business and our earnings.

Employees

As of December 31, 2017, we had approximately 1,206 full-time equivalent employees. None of our employees is represented by any collective bargaining unit or is a party to a collective bargaining agreement. We believe that our relations with our employees are good.

Implications of Being an Emerging Growth Company

As a company with less than $1.07 billion in revenues during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of reduced reporting and other requirements that are otherwise generally applicable to public companies. As an emerging growth company:

•	we may present less than five years of selected historical financial data;
•

we are exempt from the requirement to obtain an attestation and report from our auditors on management’s assessment of our internal control over financial reporting under the Sarbanes-Oxley Act of 2002;

•	we are permitted to have an extended transition period for adopting any new or revised accounting standards that may be issued by the Financial Accounting Standards Board (“FASB”) or the SEC;
•	we are permitted to provide less extensive disclosure about our executive compensation arrangements; and
•	we are not required to give our stockholders nonbinding advisory votes on executive compensation or golden parachute arrangements.

We have elected to take advantage of the scaled disclosures and other relief described above in this Annual Report, and we may take advantage of these exemptions until December 31, 2022 or such earlier time that we are no longer an “emerging growth company.” In general, we would cease to be an “emerging growth company” if we have more than $1.07 billion in annual revenues, we have more than $700 million in market value of our common stock held by non-affiliates on any June 30 after we have been public for a year, or we issue more than $1.0 billion of non-convertible debt over a three-year period. As a result, we could cease to be an “emerging growth company” as soon as the end of the 2018 fiscal year. For so long as we may choose to take advantage of some or all of these reduced burdens, the level of information that we provide stockholders may be different than you might get from other public companies in which you hold stock.

ITEM 1A. RISK FACTORS

There are risks, many beyond our control, which could cause our results to differ significantly from management’s expectations. Some of these risk factors are described below. Any factor described in this Annual Report on Form 10-K (“Annual Report”) could, by itself or together with one or more other factors, adversely affect our business, results of operations and/or financial condition. Additional risks and uncertainties not currently known to us or that we currently consider to not be material also may materially and adversely affect us. In assessing these risks, you should also refer to other information disclosed in our SEC filings, including the financial statements and notes thereto.

Risks Relating to Our Business

As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by economic conditions.

Our businesses and operations, which primarily consist of commercial banking activities, including offering financial products and services to middle-market commercial business, high net worth individuals and business owners, are sensitive to business and economic conditions in the United States generally and in Texas and the southeast United States, the principal markets where we conduct business, in particular. The economic conditions in these local markets may be different from the economic conditions in the United States as a whole. If the U.S. economy or the economy in any of our principal markets weaken, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policy-making process, the medium- and long-term fiscal outlook of the federal government, and future tax rates and tax policies is a concern for businesses, consumers and investors in the United States, including our customers. In addition, economic conditions in foreign countries, could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines, and lower home sales and commercial activity. The current economic environment is also characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for credit losses, adverse asset values, and an overall material adverse effect on the quality of our loan portfolio.

Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition and results of operations.

Our success will depend in significant part upon our ability to maintain a sufficiently large interest margin between the rates of interest we receive on loans and other investments and the rates we pay out on deposits and other liabilities. The monetary and economic factors listed above, and the need to pay rates sufficient to attract deposits, may adversely affect our ability to maintain an interest margin sufficient to result in operating profits.

Our business depends on our ability to successfully manage credit risk.

Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be repaid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the overall economic climate in the United States, generally, or our market areas, specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses. Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower’s ability both to properly evaluate changes in the supply and demand characteristics affecting our market for products and services and to effectively respond to those changes. Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property.

Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval, review and administrative practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Many of our loans are made to small and medium-sized businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. Consequently, we may have significant exposure if any of these borrowers becomes unable to pay their loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death. A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our allowance for credit losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition and results of operations.

Our allowance for credit losses may prove to be insufficient to absorb potential losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans in accordance with their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results. We have established our allowance for credit losses, or ACL, and maintain it at a level considered adequate by management to absorb probable credit losses based on our analysis of the quality of our loan portfolio, market environment and other factors we deem to be relevant to this analysis. The allowance for credit losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Additions to the allowance for credit losses, which are charged to earnings through the provision for credit losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in our market areas. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Although our management has established an allowance for credit losses it believes is adequate to absorb probable and reasonably estimable losses in our loan portfolio, the allowance may not be adequate. We could sustain credit losses that are significantly higher than the amount of our allowance for credit losses. Higher credit losses could arise for a variety of reasons, including changes in economic, operating and other conditions within our markets, as well as changes in the financial condition, cash flows, and operations of our borrowers.

As of December 31, 2017, our allowance for credit losses as a percentage of total loans was 1.06% and as a percentage of total nonperforming loans was 183.62%. Additional credit losses will likely occur in the future and may occur at a rate greater than we have previously experienced. We may be required to take additional provisions for credit losses in the future to further supplement the allowance for credit losses, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our allowance for credit losses, the policies and procedures we use to determine the level of the allowance and the value attributed to nonperforming loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. In addition, in June 2016, the Financial Accounting Standards Board issued a new accounting standard that will replace the current approach under GAAP for establishing allowances for credit losses, which generally considers only past event and current conditions, with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first acquired. Under the revised methodology, credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. The standard is expected to result in increases to allowance levels generally and will require the application of the revised methodology to existing financial assets through a one-time adjustment to retained earnings upon initial effectiveness. The standard will be effective for us in 2020. See “Notes to Consolidated Financial Statements—Note 1—Summary of Accounting Policies—Pending Accounting Pronouncements” for additional information about the standard. Any increases in the allowance for credit losses will result in a decrease in net income and, if the increases reduce retained earnings and capital, it could have a material adverse effect on our business, financial condition and results of operations.

The security interest that we have in our clients’ assets may not be sufficient to protect us from a partial or complete loss if we are required to foreclose.

Lending is a substantial part of our business, and each loan carries a certain risk that it will not be repaid in accordance with its terms. Our loans are often secured by a lien on specified collateral of our clients. However, the collateral may not protect us from suffering a partial or complete loss if we move to foreclose on the collateral. Factors that could reduce the value of the collateral that we have a security interest in include, among other things:

•	changes in general economic and industry conditions;
•	changes in the real estate markets in which we lend;
•	inherent uncertainties in the future value of the collateral;
•	the financial condition and/or cash flows of the borrower and/or the project being financed; and
•	any representation by the borrower of, or failure to keep adequate records related to, important information concerning the collateral.

Any one or more of the preceding factors could materially impair our ability to collect on specified collateral of our clients in the event loans we have made to such clients are not repaid in accordance with their terms, which could have a material adverse effect on our business, financial condition and results of operations.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due and could jeopardize our financial condition.

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. Our access to deposits may be affected by the liquidity needs of our depositors. We depend on deposit account balances and other forms of customer deposits as our primary source of funding for our lending activities. A key part of our liquidity plan and funding strategy is to increase our deposit base as a source of funds. We might have difficulty replacing such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. Liquidity risk can increase due to a number of factors, including an over-reliance on a particular source of funding or market-wide phenomena such as market dislocation and major disasters. Our inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have a substantial negative effect on liquidity. Our access to funding sources in amounts adequate to finance our activities or on acceptable terms could be impaired by factors that affect our organization specifically or the financial services industry or economy in general. We rely on brokered deposits as a source of liquidity and generally target a brokered deposit to total deposit ratio of less than 15% to 20%. Brokered deposits may have a higher deposit cost compared to our core deposits. Factors that could detrimentally impact access to liquidity sources include, but are not limited to, a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated (including a downturn resulting from natural disasters affecting those markets) or adverse regulatory actions against us or changes in the liquidity needs of our depositors. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations (including any unfunded credit commitments), and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences.

A failure to maintain adequate liquidity or any substantial, unexpected, and/or prolonged change in the level or cost of liquidity could impair our ability to fund operations and meet our obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.

The borrowing needs of our clients may increase, especially during a challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit.

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our clients, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2017, we had $3.4 billion in unfunded credit commitments to our clients. Actual borrowing needs of our clients may exceed our expectations, including due to unexpected impacts from a natural disaster, but especially during a challenging economic environment when our clients’ companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors—Risks Relating to Our Business—Liquidity risk could impair our ability to fund operations and meet our obligations as they become due and could jeopardize our financial condition.”

We are subject to interest rate risk, which could adversely affect our financial condition and profitability.

The majority of our banking assets are subject to changes in interest rates. For example, as of December 31, 2017, 77% of our loan portfolio consisted of floating and adjustable interest rate loans. Like most financial institutions, our earnings significantly depend on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors beyond our control impact interest rates, including economic conditions, governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and disorder and instability in domestic and foreign financial markets. Changes in monetary policies of the various government agencies could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets.

In any future declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. Interest rate increases often result in larger payment requirements for our floating interest rate borrowers, which increases the potential for default. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. An increase (or decrease) in interest rates may also require us to increase (or decrease) the interest rates that we pay on our deposits.

Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to increases in nonperforming assets, charge-offs and delinquencies, further increases to the allowance for credit losses, and a reduction of income recognized, among others, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on non-accrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets could have a material adverse impact on our net interest income.

Additionally, an increase in interest rates may not increase our net interest income to the same extent we currently anticipate based on our modeling estimates and the assumptions underlying such modeling. Our failure to benefit from an increased interest rate environment to the extent we currently estimate, to the same extent as our competitors or at all could have a material adverse effect on our business, financial condition and results of operations.

If short-term interest rates remain at their historically low levels for a prolonged period, and assuming longer term interest rates fall further, we could experience net interest margin compression as our rates on our interest earning assets would decline while rates on our interest-bearing liabilities could fail to decline in tandem. Similarly, if short-term interest rates increase and long-term interest rates do not increase, or increase but at a slower rate, we could experience net interest margin compression as our rates on interest earning assets decline measured relative to rates on our interest-bearing liabilities. Any such occurrence could have a material adverse effect on our net interest income and on our business, financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

The geographic concentration of our markets in Houston and other parts of Texas and the southeast United States makes our business susceptible to downturns in the local economies and depressed banking markets, including the downturns in the energy industry, effects of natural disasters in the region and decreases in oil prices. These factors as well as other geography-specific risks could materially and adversely affect us.

Unlike larger financial institutions that are more geographically diversified, we are a regional banking franchise concentrated in Houston and other parts of Texas and the southeast United States. As of December 31, 2017, 51% of our total loans (by dollar amount) were in Texas, 12% were in Alabama and 9% were in Florida. A deterioration in local economic conditions in the loan market or in the residential or commercial real estate markets could have a material adverse effect on the quality of our portfolio, the demand for our products and services, the ability of borrowers to timely repay loans, and the value of the collateral securing loans. If the population, employment or income growth in one of our markets is negative or slower than projected, income levels, deposits and real estate development could be adversely impacted.

The effects of adverse weather events may negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Like other coastal areas, our geographic markets in Texas and the southeast United States are susceptible to severe weather, including hurricanes, flooding, tornadoes, droughts, wildfires, and hailstorms and damaging winds. In August 2017, Hurricane Harvey made landfall near Corpus Christi, Texas and also struck the Houston area and parts of eastern Texas and Louisiana, causing record flooding, power outages, significant damage to impacted residential and commercial properties and disruptions to normal economic activity in certain of our market areas. Additionally, in September 2017, Hurricane Irma made landfall near Naples, Florida in southwest Florida, with impacts throughout much of south, central and eastern Florida, including flooding, power outages and various degrees of wind damage to certain residential and commercial properties. Although we currently expect that the credit impact of Hurricanes Harvey and Irma will be minimal, we continue to assess the impact on the performance of our loans in the affected market areas. In addition, the occurrence of other adverse weather and natural or man-made disasters in the future could destroy, or cause a decline in the value of, mortgaged properties, crops or other assets that serve as our collateral and increase the risk of delinquencies, defaults, foreclosures and losses on our loans, damage our banking facilities and offices, negatively impact regional economic conditions, result in a decline in local loan demand, loan originations and deposit availability and negatively impact the implementation of our growth strategy. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

Sustained low oil prices, volatility in oil prices and downturns in the energy industry, including in Texas, could materially and adversely affect us.

The economy in Texas has dependence on the energy industry. A downturn or lack of growth in the energy industry and energy-related business, including sustained low oil prices or the failure of oil prices to rise in the future, could adversely affect our results of operations and financial condition. Oil and gas prices declined significantly during 2014 and 2015, and, despite a subsequent partial rebound since 2016, the full impact to the broad economy, to banks in general, and to us, of these decreases and overall oil and gas price volatility is yet to be determined. As of December 31, 2017, energy lending comprised approximately 11% of our loan portfolio and contributed 12% of our revenues. Prolonged or further pricing pressure on oil and gas could lead to increased credit stress in our energy portfolio, increased losses associated with our energy portfolio, increased utilization of our contractual obligations to extend credit and weaker demand for energy lending. Such a decline or general uncertainty resulting from continued volatility could have other adverse impacts such as job losses in industries tied to energy, increased spending habits, lower borrowing needs, higher transaction deposit balances or a number of other effects that are difficult to isolate or quantify, particularly in states with significant dependence on the energy industry such as Texas, all of which could have a material adverse effect on our business, financial condition and results of operations.

A failure in or breach of our operational or security systems or infrastructure, or those of our third-party providers, could result in financial losses to us and/or in the disclosure or misuse of confidential or proprietary information, including client information, each of which could adversely affect our financial condition, damage our reputation and subject us to litigation.

As a financial institution, we may be the target of fraudulent activity that may result in financial losses to us or our clients, privacy breaches against our clients or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, unauthorized intrusion into or use of our systems, and other dishonest acts. We provide our clients with the ability to bank remotely, including online over the Internet and over the telephone. The secure transmission of confidential information over the Internet and other remote channels is a critical element of remote banking.

Additionally, our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information or to introduce viruses or other malware through “Trojan horse” programs to our information systems and/or our customers’ computers. Information security risks for financial institutions related to these types of attacks have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties, including foreign state-sponsored parties. Though we endeavor to mitigate these threats through product improvements, use of encryption and authentication technology and customer and employee education, such cyberattacks against us or our merchants and our third party service providers remain a serious issue.

Our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our Internet, telephone and other remote channel banking activities, our debit and credit card payment processing activities, and our customer relationship management, general ledger, deposit, loans and other systems, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability, damage our reputation and inhibit current and potential customers from using our Internet banking services. While we maintain security measures to mitigate the risk of cybersecurity breaches, it is possible that we may not be able to anticipate, detect or recognize threats to its systems or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyberattacks can originate from a wide variety of sources, including third parties. Controls employed by our information technology department and cloud vendors could prove inadequate. These risks may increase in the future as we continue to increase our Internet-based product offerings and expand our internal usage of web-based products and applications. In addition, maintaining our security measures to seek to protect against the latest types of threats entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones.

A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs (such as repairing systems or adding new personnel or protection technologies), and reputational damage (including customer dissatisfaction), any of which could have a material adverse effect on our business, financial condition and results of operations.

We depend on our information technology and telecommunications systems of third parties, and any systems failures, interruptions or data breaches involving these systems could adversely affect our operations and financial condition.

Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems, third-party servicers and financial intermediaries. We outsource many of our major systems, such as data processing, loan servicing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations, and we could experience difficulty in implementing replacement solutions. In many cases, our operations rely heavily on the secure processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. In addition, we interact with and rely on financial counterparties, regulators and retailers for whom we process transactions. Each of these third parties may be targets of the same types of fraudulent activity, computer break-ins and other cybersecurity breaches described in the immediately preceding risk factor, and the cybersecurity measures that they maintain to mitigate the risk of such activity may be different than our own.

Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, failure of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties could disrupt our operations or adversely affect our reputation. We may also incur costs as a result of data or security breaches of third parties with whom we do not have a significant direct relationship. For example, various retailers and companies processing payments on their behalf have reported that they were victims of cyberattacks in which large amounts of their customers’ data, including debit and credit card information, was obtained. In these situations, we generally incur costs to replace compromised cards and address fraudulent transaction activity affecting our customers.

As a result of financial entities and technology systems becoming more interdependent and complex, a cyber incident, information breach or loss, or technology failure that compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including ourselves. For example, security breaches such as the Equifax incident made public in September 2017 may result in our customers requesting to freeze their credit accounts, which may impact the speed at which we can open or our ability to open new accounts. We have taken measures to implement backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact.

We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage our reputation and otherwise adversely affect our operations and financial condition.

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties). For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers for our products and services and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our operations and financial condition.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we do. As a result, they may be able to offer additional or superior products to those that we will be able to provide, which would put us at a competitive disadvantage. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays, may cause us to fail to comply with applicable laws, and may cause us to incur additional expenses, which may be substantial. Failure to successfully keep pace with technological change affecting the financial services industry and avoid interruptions, errors and delays could have a material adverse effect on our business, financial condition or results of operations.

We expect that new technologies and business processes applicable to the consumer credit industry will continue to emerge and these new technologies and business processes may be better than those we currently use. Because the pace of technological change is high and our industry is intensely competitive, we may not be able to sustain our investment in new technology as critical systems and applications become obsolete or as better ones become available. A failure to maintain current technology and business processes could cause disruptions in our operations or cause our products and services to be less competitive, all of which could have a material adverse effect on our business, financial condition or results of operations.

We rely heavily on our management team and could be adversely affected by the unexpected loss of key personnel.

We are led by an experienced management team with substantial experience in the markets that we serve, and our operating strategy focuses on providing products and services through long-term relationship managers. Accordingly, our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, and we may be unsuccessful in locating key personnel with the combination of skills and attributes required to execute our business plan. The cost of hiring, incentivizing, and retaining skilled personnel may continue to increase. We may not be successful in retaining our key employees, and the unexpected loss of services of one or more of our key personnel, including our relationship managers, could also have a material adverse effect on our business because of their skills, knowledge of our market, years of industry experience, relationship-centric banking model, and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, which could have a material effect on our business, financial condition and results of operations.

Our indebtedness could affect our ability to meet our obligations and may otherwise restrict our activities.

As of December 31, 2017, the Company and its subsidiaries had approximately $470.8 million of gross indebtedness on a consolidated basis ($50.6 million of which represents junior subordinated debt reflected on the Company’s balance sheet at $36.5 million after purchase accounting adjustment, net of amortization). Included in this indebtedness, as of December 31, 2017, the Company had $98.7 million of subordinated debt. Total interest expense on all outstanding indebtedness was $21.0 million on a pre-tax basis for the year ended December 31, 2017 (based on current LIBOR rates). Our subordinated indebtedness will mature between 2019 and 2029; our junior subordinated indebtedness will mature between 2033 and 2037. An increase in interest rates would increase our interest expense. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

Our indebtedness could have important consequences. For example, it could limit our ability to borrow money for our working capital, capital expenditures, debt service requirements or other corporate purposes; require us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development and other corporate requirements; increase our vulnerability to general adverse economic and industry conditions; and limit our ability to respond to business opportunities, including growing our business through acquisitions. In addition, the instruments governing our indebtedness contain certain restrictive covenants, including with respect to consolidating or merging the Company or the Bank into another entity or transferring substantially all of their respective assets or properties. Certain of the Company’s debt also contains restrictions on the Company’s ability to assign or grant a security interest in or otherwise dispose of any shares of the voting stock of the Bank. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable.

Our principal source of funds for interest and repayment of principal upon the maturity of our debt is dividends received directly from our subsidiaries, including the Bank. Federal and state statutes and regulations limit the amount of dividends that the Bank may pay to us, with or without regulatory approval. We may not receive dividends sufficient to fund our debt obligations. In addition, we may not be able to refinance our indebtedness on substantially similar terms, or at all, at or prior to the time that it comes due.

We rely on customer deposits as a significant source of funding, and our deposits may decrease in the future.

We rely on customer deposits as a significant source of funding. Competition among U.S. banks for customer deposits is intense, and may increase the cost of deposits or prevent new deposits, and may otherwise negatively affect our ability to grow our deposit base. Our deposit accounts may decrease in the future, and any such decrease could have an adverse impact on our sources of funding, which impact could be material. Any changes we make to the rates offered on our deposit products to remain competitive with other financial institutions may adversely affect our profitability and liquidity. The demand for the deposit products we offer may also be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, regulatory actions that decrease customer access to particular products or the availability of competing products. In addition, a portion of our deposits are brokered deposits and the Federal Deposit Insurance Corporation (“FDIC”) uninsured deposits. The levels of these types of deposits that we hold may be more volatile during changing economic conditions. As of December 31, 2017, approximately $0.8 billion, or 8.8%, of our deposits consisted of brokered deposits.

We face significant competition to attract and retain customers and clients, which could adversely affect our growth and profitability.

We operate in the highly competitive banking industry and face significant competition in originating loans, attracting deposits and providing other financial services for customers from bank and non-bank competitors, particularly regional and nationwide institutions, including U.S. banks, mortgage banking companies, consumer finance companies, credit unions, insurance companies, and other institutional lenders and purchasers of loans. Many of our competitors are significantly larger and have significantly more resources, greater name recognition, larger market share, and more extensive and established branch networks than we do. Because of their scale, many of these competitors can be more aggressive than we can on loan and deposit pricing. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. In addition, they may maintain a wider range of product offerings than we do, including more technology-based banking tools. We expect competition to continue to intensify due to financial institution consolidation; legislative, regulatory and technological changes; and the emergence of alternative banking sources.

Our ability to compete successfully will depend on a number of factors, including, among other things:

•	our ability to build and maintain long-term customer relationships while ensuring high ethical standards and safe and sound banking practices;
•	our ability to leverage existing client relationships;
•	our ability to build ancillary business through participation in Shared National Credits, or SNCs;
•	the success of our focused calling efforts;
•	our ability to attract and retain qualified employees to operate our business effectively;
•	our ability to expand our market position;
•	the scope, relevance and pricing of products and services that we offer;
•	customer satisfaction with our products and services;
•	industry and general economic trends; and
•	our ability to keep pace with technological advances and to invest in new technology.

Customer and client loyalty can also be influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. Increased competition could require us to increase the rates that we pay on deposits or lower the rates that we offer on loans, which could reduce our profitability. Our failure to compete effectively in our markets could restrain our growth or cause us to lose market share, which could have a material adverse effect on our business, financial condition and results of operations. We may also face a competitive disadvantage as a result of our concentration in Texas and the southeast United States and will be unable, as compared to our more geographically diversified peers, to spread our operating costs across a broader market.

If we are not able to continue the historical levels of growth in our loan and deposit levels and market share, we may not be able to maintain our historical earnings trends.

Since our formation in 2009, we have consummated three major acquisitions, which have significantly contributed to growth in our loan and deposit levels and market share. We are pursuing an organic growth strategy focused on growing market share. This strategy may not sustain our historical rate of growth or our ability to grow at all. Our ability to execute our growth strategy, including by opening new branches, depends on a variety of factors, such as economic conditions and competition, which are beyond our control, and access to capital and liquidity to fund such growth. We may not be able to obtain the financing necessary to fund internal growth and we may not pursue growth through new acquisitions. Sustainable growth requires that we manage our risks by following prudent underwriting standards, balancing loan and deposit growth without increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital at all times, hiring and retaining qualified employees, and successfully implementing strategic projects and initiatives. Our growth strategy may also change from time to time as a result of various internal and external factors. For example, natural disasters and other events beyond our control may also adversely affect our growth. If we are not able to continue our historical levels of growth, we may not be able to maintain these historical earnings trends. The absence of these growth opportunities or our ability to manage our growth successfully, could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to manage our growth effectively, which could adversely affect our business profitability and financial condition.

We may face a variety of risks and difficulties in pursuing our organic growth strategy and managing our growth, including, among other things:

•	maintaining asset quality;
•	finding suitable markets for expansion;
•	attracting funding to support additional growth;
•	managing execution risks;
•	attracting and retaining qualified management;
•	maintaining adequate regulatory capital;
•	managing a growing number of client relationships;
•	scaling technology platforms; and
•	achieving expected additional capacity of our relationship managers.

To manage our growth and maintain adequate information and reporting systems within our organization, we must identify, hire and retain qualified associates, particularly in the accounting and operational areas of our business. We must also successfully implement improvements to, or integrate, our management information and control systems, procedures and processes in an efficient or timely manner and identify deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in loan volume in various markets and the infrastructure that comes with expanding operations, including new branches. Our growth strategy may divert management from our existing franchises and may require us to incur additional expenditures to expand our administrative and operational infrastructure. If we are unable to effectively manage and grow our banking franchise, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could materially and adversely affect our business, financial condition, results of operations and future prospects.

Greater seasoning of our loan portfolio could increase risk of credit defaults in the future.

A portion of loans in our loan portfolio and of our lending relationships are of relatively recent origin. The average age of our originated loans as of December 31, 2017 is 2.19 years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time (which varies by loan duration and loan type), a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a portion of our portfolio is relatively new, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for credit losses, which could have a material adverse effect on our business, financial condition and results of operations.

We depend on the accuracy and completeness of information provided to us by our borrowers and counterparties and any misrepresented information could adversely affect our business, results of operations and financial condition.

In deciding whether to approve loans or to enter into other transactions with borrowers and counterparties, we rely on information furnished to us by, or on behalf of, borrowers and counterparties, including financial statements, credit reports and other financial information. We also rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected and we may be subject to regulatory action. Whether a misrepresentation is made by the loan applicant, another third party, or one of our employees, we generally bear the risk of loss associated with the misrepresentation. Our controls and processes may not have detected, or may not detect all, misrepresented information in our loan originations or from our business clients. Any such misrepresented information could adversely affect our business, financial condition and results of operations.

We may not be able to raise additional capital in the future.

In the future, should we need additional capital to implement our business plan, support our business, expand our operations, or meet applicable capital requirements, we may not be able to raise additional funds in the form of additional debt or equity. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, and our financial condition, results of operations and prospects. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve System (the “Federal Reserve”).

Such capital may not be available on acceptable terms, or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of our bank or counterparties participating in the capital markets or other disruption in the capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition or results of operations.

As a public company, we are required to meet periodic reporting requirements under the rules and regulations of the Securities and Exchange Commission (the “SEC”). Complying with federal securities laws as a public company is expensive.

Prior to becoming a public company in April 2017, we were not required to comply with the requirements of the SEC to have our consolidated financial statements completed, reviewed or audited and filed within SEC-specified time frames. As a publicly traded company, we are now required to file periodic reports containing our consolidated financial statements with the SEC within a specified time following the completion of quarterly and annual periods. Any failure by us to file our periodic reports with the SEC in a timely manner could harm our reputation and cause investors and potential investors to lose confidence in us and reduce the market price of our Class A common stock.

The current economic environment poses significant challenges and could adversely affect our financial condition and results of operations.

We are operating in a challenging and uncertain economic environment. Financial institutions continue to be affected by uncertainty in the real estate market, the credit markets, and the national financial market generally. We retain direct exposure to the commercial and, to a lesser extent, residential, real estate markets, and we are affected by events in these markets. The uncertainty in economic conditions has subjected us and other financial institutions to increased regulatory scrutiny. In addition, deterioration in local economic conditions in our markets could result in losses beyond that provided for in our allowance for credit losses and result in increased loan delinquencies, problem assets, and foreclosures. This may also result in declining demand for products and services, decreased deposits and increased borrowings under our current contractual obligations to extend credit, all of which would adversely impact our liquidity positions, and declining values for loan collateral, which in turn would reduce customers’ borrowing power and the value of assets and collateral associated with our existing loans.

Continued uncertainty regarding, and potential deterioration in, the fiscal position of the U.S. federal government and possible downgrades in U.S. Treasury and federal agency securities could adversely affect us and our banking operations.

The long-term outlook for the fiscal position of the U.S. federal government is uncertain, as illustrated by the 2011 downgrade by certain rating agencies of the credit rating of the U.S. government and federal agencies. In addition to causing economic and financial market disruptions, uncertainty regarding the fiscal position of the U.S. federal government (which could lead to, among other things, a future credit ratings downgrade of the U.S. government and federal agencies, failure to raise the U.S. statutory debt limit, or deterioration in the fiscal outlook of the U.S. federal government), could adversely affect the market value of the U.S. and other government and governmental agency securities that we hold, the availability of those securities as collateral for borrowing and our ability to access capital markets on favorable terms. In particular, it could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect our profitability. Also, the adverse consequences of this uncertainty could extend to those to whom we extend credit and could adversely affect their ability to repay their loans. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

We may be adversely affected by the soundness of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties including through transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. As a result, defaults by, or even rumors or questions about the soundness of, one or more financial services companies, or the financial services industry generally, have historically led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. These losses or defaults could have a material effect on our business, financial condition and results of operations.

We have a significant deferred tax asset that may not be fully realized in the future.

Our net deferred tax asset totaled $30.8 million as of December 31, 2017, which included $9.9 million attributable to federal and state net operating loss carryforwards. The ultimate realization of a deferred tax asset is generally dependent upon the generation of future taxable income during the period prior to the expiration of the applicable net operating losses. In addition, a portion of our net operating losses are currently subject to the limitations of Section 382 of the Internal Revenue Code, which may limit our ability to offset future taxable income. As of December 31, 2017, $41.1 million of our net operating loss carryforward was limited to $3.1 million per year, which will require us to generate at least $3.1 million of taxable income annually through the year 2030 to fully realize the deferred tax asset. We recorded a one-time charge in income tax expense of $19.0 million (or $0.22 per share of Class A common stock) related to the Tax Cuts and Jobs Act enacted in December 2017, which required a re-measurement of, which resulted in a decrease of, our deferred tax asset. The value of our deferred tax asset is also derived in part from estimates and assumptions regarding our expected future tax liability. If our estimates and assumptions about future taxable income or our future tax liability are not accurate, including the application of the Tax Cuts and Jobs Act or any changes to tax laws and regulations applicable to us, the value of our deferred tax asset may not be recoverable, in whole or in part, and we may be required to record a valuation allowance that would negatively impact our earnings.

Many of our loans are to commercial borrowers, which have unique risks compared to other types of loans.

As of December 31, 2017, we had approximately $6.3 billion of commercial loans comprising of $5.1 billion in commercial and industrial and $1.2 billion in commercial real estate, representing approximately 76% of our total loan portfolio. Because payments on these loans are often dependent on the successful operation or development of the property or business involved, their repayment is sensitive to adverse conditions in the real estate market and the general economy. Accordingly, downturns in the real estate market and economy increase the risk related to commercial loans, particularly commercial real estate loans. Commercial loans are also subject to loan specific risks, including risks associated with construction, cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale or use of the completed construction. If a decline in economic conditions, natural disasters affecting commercial development or other issues cause difficulties for our borrowers of these types of business loans, if we fail to evaluate the credit of these loans accurately when we underwrite them or if we do not continue to monitor adequately the performance of these loans, our lending portfolio could experience delinquencies, defaults and credit losses that could have a material adverse effect on our business, financial condition or results of operations.

Our loan portfolio has significant concentration in energy and our specialized industries.

Much of our lending activity is concentrated in energy and our specialized industries. As of December 31, 2017, we had a total of $1.9 billion of loans, or 22.5% of our total loans, to companies operating in the restaurant industry, healthcare and technology industries, and $0.9 billion, or 11.3%, to companies operating in the energy sector. These industries and businesses are sensitive to economic conditions and complex factors (such as supply chain factors), which may expose us to the risk of economic downturns and other risks unique to these industries. Oil prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond our control. Factors that contribute to price fluctuations include instability in oil-producing regions, worldwide economic conditions, weather conditions, the supply and price of domestic and foreign oil, natural gas and natural gas liquids, consumer demand, the price and availability of alternative fuels, the proximity to, and capacity of, transportation facilities and the effect of worldwide energy conservation measures. Adverse economic conditions or business conditions relating to these industries could negatively impact our operating results more than if our loan portfolio was not concentrated in these industries.

A significant portion of our loan portfolio is comprised of participation and shared national credits, which could have a material adverse effect on our ability to monitor the lending relationships and lead to an increased risk of loss.

We achieved a significant portion of our loan growth in our initial years of operation by participating in loans originated by other institutions and by participating in shared national credits, broadly defined as loans to larger institutions by a group of participating lenders where the client’s needs are larger than any individual lender can prudently provide, and in which other lenders serve as the agent bank. Additionally, our specialized industries lending includes larger, national companies that tend to be served through shared national credits. As of December 31, 2017, $3.0 billion, or approximately 36% of our total loans, consisted of participations or shared national credits in which we are not the lead bank. Our reduced control over the monitoring and management of these relationships, particularly participations in large bank groups, could lead to increased risk of loss, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

The amount of nonperforming and classified assets may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations and financial condition.

At December 31, 2017, we had a total of approximately $71 million of nonperforming assets or approximately 0.65% of total assets. Total assets classified as “substandard,” “doubtful” or “loss” as of December 31, 2017 were approximately $242 million, or approximately 2.2% of total assets.

An asset is generally considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

Should the amount of nonperforming assets increase in the future, we may incur losses, and the costs and expenses to maintain such assets likewise can be expected to increase and potentially negatively affect earnings. Any additional increase in losses due to such assets could have a material adverse effect on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory.

The amount of other real estate owned (“OREO”) may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our business, results of operations and financial conditions. In addition, certain of our OREO assets may take longer to liquidate, which may result in additional losses and costs and expenses that will negatively affect our business, results of operations and financial condition.

We foreclose on and take title to the real estate serving as collateral as part of our business. Real estate owned by us and not used in the ordinary course of our operations is referred to as “other real estate owned” or “OREO” property. At December 31, 2017, we held approximately $8 million of OREO. In the event the amount of OREO should increase due to an increase in defaults on bank loans, our losses, and the costs and expenses to maintain the real estate likewise would increase. In addition, approximately $3 million of our OREO assets consist of residential properties that often take longer to liquidate, which may increase the costs and expenses associated with our OREO assets. Any additional increase in losses, and maintenance costs and expenses due to OREO such as personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership and funding costs associated with OREO property may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, reduce our ultimate realization from any OREO sales, and/or result in a write down of the carrying value of the OREO properties, all of which could have a material adverse effect on our business, financial condition and results of operations.

Nonperforming assets take significant time and resources to resolve and adversely affect our results of operations and financial condition.

Nonperforming assets adversely affect our net income in various ways. We generally do not record interest income on nonperforming loans or OREO, thereby adversely affecting our income and increasing loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels regulators believe are appropriate in light of the ensuing risk profile. While we seek to reduce problem assets through loan workouts, restructurings, and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could have a material effect on our business, financial condition and results of operations. In addition, the resolution of nonperforming assets requires significant commitments of time from management, which may materially and adversely impact their ability to perform their other responsibilities. We may not experience future increases in the value of nonperforming assets.

By engaging in derivative transactions, we are exposed to credit and market risk, which could adversely affect our profitability and financial condition.

We manage interest rate risk by, among other things, utilizing derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. For example, in June 2015, we purchased $982 million in notional of interest rate swap contracts designated as hedging instruments in cash flow hedges, and in March 2016, we purchased $350 million of interest rate swap contracts designated as hedging instruments in cash flow hedges. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Hedging interest rate risk is a complex process, requiring sophisticated models and constant monitoring, and is not a perfect science. Due to interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. By engaging in derivative transactions, we are exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what we expected when we entered into the derivative transaction. The existence of credit and market risk associated with our derivative instruments could adversely affect our net interest income and, therefore, could have a material effect on our business, financial condition and results of operations. Our current interest rate hedges began to roll off at the end of 2017 and we do not currently expect to enter into interest rate swaps or like arrangements in the near-term. Failure to manage interest rate risk could have a material adverse effect on our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

The fair value of our investment securities may decline.

As of December 31, 2017, the fair value of our investment securities portfolio was approximately $1.26 billion. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security.

Any future acquisitions will subject us to a variety of risks, including execution risks, failure to realize anticipated transaction benefits, and failure to overcome integration risks, which could adversely affect our growth and profitability.

We regularly consider potential acquisition opportunities that we believe would support our businesses and enhance our profitability. In the event that we do pursue acquisitions, we may have difficulty executing on acquisitions and may not realize the anticipated benefits of any transaction we complete. Any of the foregoing matters could materially and adversely affect us.

Generally, any acquisition of target financial institutions, branches or other banking assets by us will require approval by, and cooperation from, a number of governmental regulatory agencies, possibly including the Board of Governors of the Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”) and the FDIC, as well as state banking regulators. Such regulators could deny our application, which would restrict our growth, or the regulatory approvals may not be granted on terms that are acceptable to us. For example, we could be required to sell branches as a condition to receiving regulatory approvals, and such a condition may not be acceptable to us or may reduce the benefit of an acquisition.

As to any acquisition that we complete, we may fail to realize some or all of the anticipated transaction benefits if the integration process takes longer or is more costly than expected or otherwise fails to meet our expectations.

In addition, acquisition activities could be material to our business and involve a number of risks, including the following:

•

incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

•	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;
•	projected results may vary significantly from actual results;
•	intense competition from other banking organizations and other inquirers for acquisitions;
•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;
•	unexpected asset quality problems;
•	the time and expense required to integrate the operations and personnel of the combined businesses;
•	experiencing higher operating expenses relative to operating income from the new operations;
•	creating an adverse short-term effect on our results of operations;
•	losing key employees and customers as a result of an acquisition that is poorly received;
•	significant problems relating to the conversion of the financial and customer data of the entity;
•	integration of acquired customers into our financial and customer product systems;
•	risk of assuming businesses with internal control deficiencies; or
•	risks of impairment to goodwill or other than temporary impairment of investment securities.

Depending on the condition of any institution or assets or liabilities that we may acquire, that acquisition may, at least in the near term, adversely affect our capital and earnings and, if not successfully integrated with our organization, may continue to have such effects over a longer period. We may not be successful in overcoming these risks or any other problems encountered in connection with potential acquisitions, and any acquisition we may consider will be subject to prior regulatory approval. Also, acquisitions may involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Our inability to overcome these risks could have a material adverse effect on our profitability, return on equity and return on assets, our ability to implement our business strategy and enhance stockholder value, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. Additionally, our inability to overcome these risks could materially and adversely affect the market price of our Class A common stock, which could make it difficult to sell your shares at the volume, price or time desired.

If the goodwill that we record in connection with a business acquisition becomes impaired, it could require charges to earnings, which would have a negative impact on our financial condition and results of operations.

Goodwill represents the amount by which the purchase price exceeds the fair value of net assets we acquire in a business combination. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.

We evaluate for potential impairment by comparing the estimated fair value with the carrying amount of each reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value of that reporting unit, an impairment loss is recognized in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. Factors that could cause an impairment charge include adverse changes to macroeconomic conditions, declines in the profitability of the reporting unit or declines in the tangible book value of the reporting unit. At December 31, 2017, our goodwill totaled $317.8 million. Although we have not recorded any impairment charges since we initially recorded the goodwill, our future evaluations of goodwill may result in findings of impairment and related impairment losses, which could have a material adverse effect on our business, financial condition and results of operations.

We are required to make significant estimates and assumptions in the preparation of our financial statements. These estimates and assumptions may not be accurate and are subject to change.

The preparation of our consolidated financial statements in conformity with GAAP requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods. Critical estimates are made by management in determining, among other things, the accounting for business combinations, estimates of fair value, allowance for credit losses, accounting for acquired loans and other real estate owned and valuation of our deferred tax asset. If our underlying estimates and assumptions prove to be incorrect or if events occur that require us to revise our previous estimates or assumptions, our financial condition and results of operations may be materially adversely affected.

We are subject to certain operational risks, including, but not limited to, employee or customer fraud, the obligation to repurchase sold loans in the event of a documentation error, and data processing system failures and errors.

Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include, among other things, improper use of confidential information or engaging in unauthorized activities on behalf of our customers. It is not always possible to prevent such employee errors and misconduct or documentation errors, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors and misconduct could also subject us to financial claims for negligence.

While we maintain a system of internal controls and insurance coverage to mitigate against operational risks, if our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

In addition, we rely heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information, equipment pricing and valuation and employment and income documentation, in deciding which loans we will originate, as well as the terms of those loans. If any of the information upon which we rely is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to asset funding, the value of the asset may be significantly lower than expected, or we may fund a loan that we would not have funded or on terms we would not have extended. Whether a misrepresentation is made by the applicant or another third party, we generally bear the risk of loss associated with such misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The sources of the misrepresentations are often difficult to identify, and it is often difficult to recover any of the monetary losses we may suffer.

We are subject to environmental liability risk associated with our lending activities.

We own certain of our properties, and, in the course of our business, we may purchase real estate, or we may foreclose on and take title to real estate. As a result, we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial and could exceed the value of the underlying properties. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Any significant environmental liabilities could have a material adverse effect on our business, financial condition and results of operations.

We offer third-party products including mutual funds, annuities, life insurance, individual securities and other wealth management products which could experience significant declines in value subjecting us to reputational damage and litigation risk.

We offer third-party products including mutual funds, annuities, life insurance, individual securities and other wealth management products. If these products do not generate competitive risk-adjusted returns that satisfy clients in a variety of asset classes, we will have difficulty maintaining existing business and attracting new business. Additionally, our wealth management business involves the risk that clients or others may sue us, claiming that we have failed to perform under a contract or otherwise failed to carry out a duty owed to them. This risk may be heightened during periods when credit, equity or other financial markets are deteriorating in value or are particularly volatile, or when clients or investors are experiencing losses. Significant declines in the performance of these third-party products could subject us to reputational damage and litigation risk.

We are subject to litigation, which could result in substantial judgment or settlement costs.

We are regularly involved in litigation matters in the ordinary course of business. While we believe that these litigation matters should not have a material adverse effect on our business, financial condition, results of operations or future prospects, we may be unable to successfully defend or resolve any current or future litigation matters, in which case those litigation matters could have a material adverse effect on our business, financial condition and results of operations.

Acts or threats of terrorism and political or military actions taken by the United States or other governments could adversely affect general economic or industry conditions.

Geopolitical conditions may affect our earnings. Acts or threats of terrorism and political or military actions taken by the United States or other governments, including in response to terrorism or similar activity, could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to the Regulation of Our Industry

Our business, financial condition, results of operations and future prospects could be adversely affected by the highly regulated environment in which we operate.

As a bank holding company, we are subject to federal supervision and regulation. Federal regulation of the banking industry, along with tax and accounting laws, regulations, rules and standards, may limit our operations significantly and control the methods by which we conduct business, just as they limit those of other banking organizations. In addition, compliance with laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. The Dodd-Frank Act, which imposes significant regulatory and compliance changes on financial institutions, is an example of this type of federal regulation. Many of these regulations are intended to protect depositors, customers, the public, the banking system as a whole or the FDIC insurance funds, not stockholders. Regulatory requirements and discretion affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. There are laws and regulations which restrict transactions between us and our subsidiaries. These requirements may constrain our operations, and the adoption of new laws and changes to or repeal of existing laws may have a further impact on our business, financial condition, results of operations and future prospects. Also, the burden imposed by those federal and state regulations may place banks in general, including our Bank in particular, at a competitive disadvantage compared to their non-bank competitors. We are also subject to requirements with respect to the confidentiality of information obtained from clients concerning their identities, business and personal financial information, employment, and other matters. We require our personnel to agree to keep all such information confidential and we monitor compliance. Failure to comply with confidentiality requirements could result in material liability and adversely affect our business, financial condition, results of operations and future prospects.

Bank holding companies and financial institutions are extensively regulated and currently face an uncertain regulatory environment. Applicable laws, regulations, interpretations, enforcement policies and accounting principles have been subject to significant changes in recent years, and may be subject to significant future changes. Future changes may have a material adverse effect on our business, financial condition and results of operations.

Federal and state regulatory agencies may adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot predict the substance or effect of pending or future legislation or regulation or the application of laws and regulations to our Company. Compliance with current and potential regulation, as well as regulatory scrutiny, may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital, and limit our ability to pursue business opportunities in an efficient manner by requiring us to expend significant time, effort and resources to ensure compliance and respond to any regulatory inquiries or investigations. In addition, press coverage and other public statements that assert some form of wrongdoing by financial services companies (including press coverage and public statements that do not involve us) may result in regulatory inquiries or investigations, which, independent of the outcome, may be time-consuming and expensive and may divert time, effort and resources from our business. Evolving regulations and guidance concerning executive compensation may also impose limitations on us that affect our ability to compete successfully for executive and management talent.

In addition, given the current economic and financial environment, regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, certain risk management or other operational practices for financial services companies in a manner that impacts our ability to implement our strategy and could affect us in substantial and unpredictable ways, and could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the regulatory agencies have extremely broad discretion in their interpretation of the regulations and laws and their interpretation of the quality of our loan portfolio, securities portfolio and other assets. If any regulatory agency’s assessment of the quality of our assets, operations, lending practices, investment practices, capital structure or other aspects of our business differs from our assessment, we may be required to take additional charges or undertake or refrain from taking actions that would have the effect of materially reducing our earnings, capital ratios and share price.

Because our total assets exceeded $10 billion as of December 31, 2017, we will become subject to additional regulatory requirements, which could have an adverse effect on our financial condition or results of operations.

Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets.

Our total assets were $10.9 billion and Cadence Bank’s total assets were $10.9 billion as of December 31, 2017, the second quarter-end as of which total assets exceeded $10 billion. As a result, after September 30, 2018, which we expect will be the fourth consecutive quarter in which total average consolidated assets exceed $10 billion (and any applicable phase-in period), we and Cadence Bank will, among other requirements:

•	be required to perform annual stress tests;
•

be required to establish a dedicated risk committee of our board of directors responsible for overseeing our enterprise-risk management policies, commensurate with our capital structure, risk profile, complexity, size and other risk-related factors, and including as a member at least one risk management expert;

•	calculate our FDIC deposits assessment base using a performance score and loss-severity score system;
•	be subject to deposit insurance surcharges under the FDIC’s rule increasing the reserve ratio for the DIF to 1.35%;
•	be subject to more frequent regulatory examinations; and
•	may be subject to examination for compliance with federal consumer protection laws by the CFPB.

In addition, Cadence and Cadence Bank will be affected by the Durbin Amendment to the Dodd-Frank Act regarding limits on debit card interchange fees. The Durbin Amendment gave the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve Board has adopted rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs.

Furthermore, deposit insurance assessments and expenses related to regulatory compliance are likely to increase, and interchange fee income will decrease, the cumulative effect of which may be significant, and are on a cumulative basis, currently anticipated to be less than $6.5 million after-tax annually. The ultimate impact of the heightened scrutiny to which we will be subject is uncertain but we may be adversely affected and may incur increased costs related to regulatory oversight. In preparation for these additional regulations, we have engaged third parties to provide DFAST readiness assessments and roadmaps, and large bank deposit insurance assessment implementation guidance. Over the last couple years, we have made targeted enhancements to our risk management framework, systems and personnel in anticipation of continued growth over $10 billion.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations. Proposed legislative and regulatory actions, including changes to financial regulation, may not occur on the timeframe that is expected, or at all, which could result in additional uncertainly for our business.

We and our subsidiaries are subject to extensive regulation by multiple regulatory bodies. These regulations may affect the manner and terms of delivery of our services. If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations. Changes in these regulations can significantly affect the services that we provide as well as our costs of compliance with such regulations. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers.

Current and recent-past economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The Dodd-Frank Act significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act and the regulations thereunder affect large and small financial institutions, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future.

The Tax Cuts and Jobs Act was enacted in December 2017. This legislation made significant changes to the U.S. Internal Revenue Code, many of which are highly complex and may require interpretations and implementing regulations. As a result, we may incur meaningful expenses (including professional fees) as the new legislation is implemented and the expected impact of certain aspects of the legislation is unclear and subject to change.

New proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. The Trump administration has also indicated in public statements that the Dodd-Frank Act will be under scrutiny and that some of its provisions and the rules promulgated thereunder may be revised, repealed or amended. In addition, President Donald Trump has issued an executive order directing the review of existing financial regulations. It is not clear when, or if, changes to existing statutory or regulatory requirements may be implemented.

Certain aspects of current or proposed regulatory or legislative changes, including to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply, and could have a material adverse effect on our business, financial condition and results of operations. In addition, any proposed legislative or regulatory changes, including those that could benefit our business, financial condition and results of operations, may not occur on the timeframe that is proposed, or at all, which could result in additional uncertainty for our business.

Regulatory initiatives regarding bank capital requirements may require heightened capital.

Regulatory capital rules, adopted in July 2013, implement higher minimum capital requirements for bank holding companies and banks. The rules, which implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision, include a common equity Tier 1 capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. These enhancements were intended to both improve the quality and increase the quantity of capital required to be held by banking organizations, and to better equip the U.S. banking system to deal with adverse economic conditions. The capital rules require banks and bank holding companies to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum total Tier 1 capital ratio of 6%, a minimum total capital ratio of 8%, and a minimum leverage ratio of 4%. Bank holding companies and banks are also required to hold a capital conservation buffer of common equity Tier 1 capital of 2.5% (when fully phased in) to avoid limitations on capital distributions and discretionary executive compensation payments. The revised capital rules will also require banks to maintain a common equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements.

In December 2017, the Basel Committee on Banking Supervision published standards that it described as the finalization of the Basel III regulatory framework (commonly referred to as Basel IV). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk and provide a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or the Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements to meet well-capitalized standards, and future regulatory change could impose higher capital standards as a routine matter. The Company’s, its subsidiaries’ and Cadence Bancorp LLC’s regulatory capital ratios currently are in excess of the levels established for “well-capitalized” institutions.

Any new standards may require the Company, the Bank or Cadence Bancorp LLC to maintain materially more capital, with common equity as a more predominant component, or manage the configuration of our assets and liabilities to comply with formulaic liquidity requirements. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we may not be able to raise additional capital if needed or on terms acceptable to us. Failure to maintain capital to meet current or future regulatory requirements could significantly impact our return on equity, financial condition, operations, capital position and ability to pursue business opportunities which could have a material adverse effect on our business, financial condition and results of operations.

Regulators periodically examine our business and we may be required to remediate adverse examination findings.

The Federal Reserve, the FDIC and the OCC periodically examine our business, including our compliance with laws and regulations, and we may become subject to other regulatory agency examinations in the future. If, as a result of an examination, a federal banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may require us to take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth by preventing us from acquiring other financial institutions or limiting our ability to expand our business by engaging in new activities, to change the asset composition of our portfolio or balance sheet, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business, financial condition and results of operations.

Our FDIC deposit insurance premiums and assessments may increase.

The deposits of the Bank are insured by the FDIC up to legal limits and, accordingly, subject to the Bank’s payment of FDIC deposit insurance assessments. The Bank’s regular assessments are based on its average consolidated total assets minus average tangible equity as well as by risk classification, which includes regulatory capital levels and the level of supervisory concern. High levels of bank failures since the beginning of the most recent financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put significant pressure on the DIF. To maintain a strong funding position and restore the reserve ratios of the DIF, the FDIC increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. The FDIC has also imposed surcharges on insured depository institutions with assets of at least $10 billion. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

The Federal Reserve may require us to commit capital resources to support Cadence Bank.

As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Dodd-Frank Act codified the Federal Reserve’s policy on serving as a source of financial strength. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the bank holding company to make the required capital injection becomes more difficult and expensive and could have a material adverse effect on our business, financial condition and results of operations.

Future consumer legislation or actions could harm our competitive position.

In addition to the enactment of the Dodd-Frank Act, various legislative bodies have also recently been considering altering the existing framework governing creditors’ rights, including legislation that would result in, or allow, loan modifications of various sorts. Such legislation may change banking statutes and the operating environment in substantial and unpredictable ways. If enacted, such legislation could increase the cost of doing business; limit permissible activities; or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether new legislation will be enacted, and if enacted, the effect that it or any regulations would have on our activities, financial condition, or results of operations.

We are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose non-discriminatory lending requirements on financial institutions. The Department of Justice and other federal agencies, including the CFPB, are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. In the case of the CRA, the performance of a financial institution in meeting the credit needs of its community and its overall CRA rating are factors that will be taken into consideration when the federal banking agencies evaluate applications related to mergers and acquisitions, as well as branch opening and relocations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans, but these laws create the potential for liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

The expanding body of federal, state and local regulations and/or the licensing of loan servicing, collections or other aspects of our business and our sales of loans to third parties may increase the cost of compliance and the risks of noncompliance and subject us to litigation.

We service some of our own loans, and loan servicing is subject to extensive regulation by federal, state and local governmental authorities as well as to various laws and judicial and administrative decisions imposing requirements and restrictions on those activities. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities including delaying or temporarily preventing foreclosures or forcing the modification of certain mortgages. If regulators impose new or more restrictive requirements, we may incur additional significant costs to comply with such requirements which may further adversely affect us. In addition, were we to be subject to regulatory investigation or regulatory action regarding our loan modification and foreclosure practices, our financial condition and results of operation could be adversely affected.

In addition, we and our legacy companies have sold loans to third parties. In connection with these sales, we or certain of our subsidiaries or legacy companies make or have made various representations and warranties, breaches of which may result in a requirement that we repurchase the loans, or otherwise make whole or provide other remedies to counterparties. These aspects of our business or our failure to comply with applicable laws and regulations could possibly lead to: civil and criminal liability; loss of licensure; damage to our reputation in the industry; fines and penalties and litigation, including class action lawsuits; and administrative enforcement actions. Any of these outcomes could materially and adversely affect us.

Potential limitations on incentive compensation contained in proposed federal agency rulemaking may adversely affect our ability to attract and retain our highest performing employees.

In April 2011 and May 2016, the Federal Reserve, other federal banking agencies and the SEC jointly published proposed rules designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which includes a bank or bank holding company with $1 billion or more in assets, such as Cadence Bank. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will substantially affect the manner in which we structure compensation for our executives and other employees. Depending on the nature and application of the final rules, we may not be able to successfully compete with certain financial institutions and other companies that are not subject to some or all of the rules to retain and attract executives and other high performing employees. If this were to occur, relationships that we have established with our clients may be impaired and our business, financial condition and results of operations could be adversely affected, perhaps materially.

Failure to comply with economic and trade sanctions or with applicable anti-corruption laws could have a material adverse effect on our business, financial condition and results of operations.

The Office of Foreign Assets Control administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. We are responsible for, among other things, blocking accounts of, and transactions with, such persons and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Through our company and the Bank, and our agents and employees, we are subject to the Foreign Corrupt Practices Act (“FCPA”), which prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise gain an unfair business advantage. The Company is also subject to applicable anti-corruption laws in the jurisdictions in which it may operate. The Company has implemented policies, procedures, and internal controls that are designed to comply with economic and trade sanctions or with applicable anti-corruption laws, including the FCPA. Failure to comply with economic and trade sanctions or with applicable anti-corruption laws, including the FCPA, could have serious legal and reputational consequences for us.

Risks Relating to Cadence Bancorp, LLC and Our Status as a Controlled Company

Cadence Bancorp, LLC holds approximately 65.6% of the voting power of our common stock and effectively controls our management and affairs. This will prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

Cadence Bancorp, LLC owns approximately 65.6% of our outstanding Class A common stock. As a result, Cadence Bancorp, LLC continues to own shares sufficient for the majority vote over all matters requiring a stockholder vote, including:

•	the election of directors;
•	mergers, consolidations and acquisitions;
•	the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our certificate of incorporation and our bylaws; and
•	our winding up and dissolution.

This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Cadence Bancorp, LLC may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us or other strategic transactions involving us. In addition, Cadence Bancorp, LLC may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our Class A common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the market price of our Class A common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

In addition, all of our directors and certain of our executive officers also serve as directors of Cadence Bancorp, LLC. All of our directors and certain of our executive officers also hold equity interests and/or incentive interests in Cadence Bancorp, LLC. Because of these overlapping interests, certain decisions concerning our operations or financial structure may present conflicts of interest amongst our directors and certain of our executive officers and their interests may conflict with yours.

We do not have control over when, if at all, Cadence Bancorp, LLC may decide to sell the shares of our Class A common stock that it beneficially owns.

Cadence Bancorp, LLC beneficially owns 65.6% of our outstanding Class A common stock. The timing of any further sales by Cadence Bancorp, LLC of shares of our Class A common stock or any other transaction in which Cadence Bancorp, LLC divests any part of its interest in us is unknown at this time and will be subject to the investment strategy and objectives of Cadence Bancorp, LLC and its members, market conditions and other considerations as well as a lock-up agreement by Cadence Bancorp, LLC in connection with the most recent offering. There can be no assurance of the time period over which any such further dispositions will occur or that they will occur at all. Any delay by Cadence Bancorp, LLC in completing, or uncertainty about its ability or intention to complete, the divestiture of our Class A common stock that it beneficially owns could have a material adverse effect on our company and the market price for our Class A common stock. In addition, in certain circumstances certain of our shares of our Class A common stock held by Cadence Bancorp, LLC may be converted into shares of our Class B non-voting common stock. This conversion would decrease the number of outstanding shares of our Class A common stock and, therefore, could result in a holder of our Class A common stock holding in excess of a prescribed regulatory thresholds. See “Supervision and Regulation.”

Our controlling shareholder, Cadence Bancorp, LLC, is a bank holding company, and its failure to maintain adequate capital could have adverse consequences for us and for Cadence Bank.

The regulatory capital rules described in the risk factors “—Regulatory initiatives regarding bank capital requirements may require heightened capital” and “—The Federal Reserve may require us to commit capital resources to support Cadence Bank” above and under the heading “Supervision and Regulation—Bank Holding Company Regulation—Rules on Regulatory Capital” also apply to Cadence Bancorp, LLC, our controlling shareholder and a bank holding company. Substantially all of Cadence Bancorp, LLC’s assets consist of its ownership of shares of the Company’s common stock, and the Company is a non-depository institution consolidated subsidiary of Cadence Bancorp, LLC. Under the capital rules, capital of a banking organization’s consolidated subsidiary that is held by third parties (“minority interests”) is not included in the common equity Tier 1 capital of such banking organization on a consolidated basis unless the issuing subsidiary is a depository institution. Because they are not being issued by Cadence Bank, the shares of Class A common stock issued by us in our IPO and any other shares of our Class A common stock that we issue in the future, in previous offerings and in any future disposition, will not constitute common equity Tier 1 capital of Cadence Bancorp, LLC on a consolidated basis for purposes of these rules. Therefore, as any future offering and any such other transactions, we will have higher levels of common equity Tier 1 capital than Cadence Bancorp, LLC with respect to the same amount of consolidated risk weighted assets and consolidated assets and therefore higher common equity Tier 1 and other regulatory capital ratios than Cadence Bancorp, LLC. If we were to issue additional common stock in the future and Cadence Bancorp, LLC did not also issue additional Common Equity Tier 1 capital, or if Cadence Bancorp, LLC were to sell any additional shares of the Company’s common stock owned by it, this divergence in Common Equity Tier 1 regulatory capital ratios could increase, including quite significantly in certain circumstances.

Additionally, on December 14, 2015, the Federal Reserve issued a final rule regarding bank holding companies with non-traditional capital structures, such as limited liability companies, which we refer to as LLCs. The rule provides generic examples of certain mechanics or provisions in organizing documents of bank holding companies with non-traditional capital structures, such as Cadence Bancorp, LLC, that may render membership interests (or other form of equity) ineligible as common equity Tier 1 capital. See “Supervision and Regulation—Regulatory Capital.” Bank holding companies had until July 1, 2016, to bring relevant capital instruments into compliance with the capital rules, including the guidance in the final rule noted above. Cadence Bancorp, LLC believes that its membership interests are consistent with the capital rules. It is possible that the Federal Reserve could engage in further rulemaking or provide additional guidance regarding the capital of non-traditional capital structures or Cadence Bancorp, LLC’s membership interests specifically, including in connection with future acquisitions or transactions that require regulatory approval or review. Depending on the nature and extent of additional rulemaking or guidance from the Federal Reserve, if any, a portion of Cadence Bancorp, LLC’s membership interests could fail to qualify as common equity Tier 1 capital, which, unless otherwise remedied, could have a material adverse effect on Cadence Bancorp, LLC’s regulatory capital position and the ability of Cadence Bancorp, LLC or the Company to consummate future acquisitions or transactions.

For so long as Cadence Bancorp, LLC is treated as a bank holding company with respect to Cadence Bank and us, the Federal Reserve may take into account the regulatory capital levels of Cadence Bancorp, LLC in its supervision of us, including in determining whether to approve regulatory applications by us such as in connection with proposed acquisitions, which in certain circumstances could lead to limitations on our activities, including our ability to grow through acquisitions or organically. In addition, for so long as our assets are reflected, on a consolidated basis, in the regulatory capital ratios of Cadence Bancorp, LLC, we may face limitations on our growth or the composition of our balance sheet if growth in, or changes to the composition of, our balance sheet would result in Cadence Bancorp, LLC failing to satisfy applicable regulatory capital requirements, in particular if the divergence, discussed above, between the capital levels of Cadence Bancorp, LLC and the Company increase significantly.

In the event that Cadence Bancorp, LLC fails to maintain required regulatory capital ratios (whether as a result of rulemaking rendering equity ineligible or otherwise), including the ratio of common equity Tier 1 capital to risk-weighted assets, the Federal Reserve could take supervisory actions against Cadence Bancorp, LLC that may also negatively affect us and Cadence Bank. Any such actions could significantly impact our return on equity, financial condition, operations, capital position, ability to pursue organic growth, ability to pay dividends, business opportunities and acquisitions, all of which could have a material adverse effect on our business, financial condition and results of operations.

Shares of our Class A common stock held by Cadence Bancorp, LLC may be converted into Class B non-voting common stock.

A percentage of the shares of our Class A common stock held by Cadence Bancorp, LLC, may be converted into shares of our Class B non-voting common stock. Each share of our Class A common stock owned by Cadence Bancorp, LLC will automatically convert into a share of Class B non-voting common stock upon a distribution or other transfer of shares to a member of Cadence Bancorp, LLC, or upon the liquidation of Cadence Bancorp, LLC, to the extent that such distribution, transfer or liquidation would otherwise result in such member of Cadence Bancorp, LLC, together with its affiliates, owning in excess of 9.9% of our Class A common stock (or any class of our voting securities), excluding for purposes of this calculation any reduction in ownership resulting from transfers by such holder of our voting securities. In addition, Cadence Bancorp, LLC has the right to cause shares of Class A common stock owned by it to convert into shares of Class B non-voting common stock to the extent that a distribution or other transfer to a member of Cadence Bancorp, LLC, or a liquidation of Cadence Bancorp, LLC, would otherwise result in shares of Class A common stock being received in respect of non-voting units of Cadence Bancorp, LLC. Such conversions would decrease the number of outstanding shares of our Class A common stock and, therefore, could result in a holder of our Class A common stock holding in excess of prescribed regulatory thresholds. See “Supervision and Regulation.”

We are a “controlled company” within the meaning of applicable stock exchange rules and, as a result, qualify for exemptions from certain corporate governance requirements.

Cadence Bancorp, LLC currently controls a majority of the voting power of our common stock. Under applicable stock exchange rules, a listed company of which more than 50% of the voting power for the election of directors is held by another person or group of persons acting together is a “controlled company,” and such a company may elect not to comply with certain corporate governance requirements, including the requirement to have a majority of our board of directors be independent, to have an independent compensation committee with a written compensation committee charter meeting the requirements of the New York Stock Exchange (“NYSE”) or to have an independent nominating committee with a written charter meeting the requirements of the NYSE.

We currently utilize some of these exemptions. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements. We do not know when Cadence Bancorp, LLC will cease to control a majority of the voting power of our common stock.

The market price of our Class A common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that large sales could occur, could cause the market price of our Class A common stock to decline or limit our future ability to raise capital through an offering of equity securities.

As of the date of this Annual Report, there were 83,625,000 shares of our Class A common stock outstanding. Approximately 65.6% of our outstanding Class A common stock is held by Cadence Bancorp, LLC and can be resold into the public markets in the future in accordance with the requirements of Rule 144 and the other shares of our Class A common stock are generally freely transferable.

Pursuant to the Registration Rights Agreement, Cadence Bancorp, LLC has the right, in certain circumstances, to require us to register their shares of our common stock under the Securities Act, including for sale into the public markets. Upon the effectiveness of such a registration statement, all shares covered by the registration statement will be freely transferable. In addition, if Cadence Bancorp, LLC distributes or otherwise transfers shares of our common stock to holders of its membership units, those unitholders would benefit from the registration rights under the Registration Rights Agreement. The shares of our Class A common stock held by those unitholders of Cadence Bancorp, LLC would then be able to be resold into the public markets in connection with the exercise of those registration rights or in accordance with the requirements of Rule 144 under the Securities Act, in each case after the expiration of the lockup period described below.

We and our executive officers, directors and Cadence Bancorp, LLC have agreed with the underwriters that, subject to certain exceptions, entered into with the underwriters in connection with the February 2018 offering, we and they will not directly or indirectly sell or otherwise transfer their shares for a period of 90 days after the completion of the offering.

The market price of our Class A common stock may decline significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of our Class A common stock might impede our ability to raise capital through the issuance of additional common stock or other equity securities.

Risks Relating to an Investment in Our Class A Common Stock

There is a limited public trading history for our Class A common stock. An active, liquid market for our Class A common stock may not be sustained, which may impair your ability to sell your shares.

Our shares of Class A common stock have only been listed on the NYSE since April 13, 2017. Prior to that date, our Class A common stock was not publicly traded. Cadence Bancorp, LLC currently holds 65.6% of the outstanding shares of our Class A common stock. An active, liquid trading market for our Class A common stock may not be sustained, including as a result of the number of shares held by Cadence Bancorp, LLC, the limited period of time which our shares have been publicly traded or other factors. Without an active, liquid trading market for our Class A common stock, stockholders may not be able to sell their shares at the volume, prices and times desired. Moreover, the lack of an established market could materially and adversely affect the value of our Class A common stock. Consequently, you may not be able to sell your Class A common stock at your desired price or at the time that you would like to sell. In addition, the market price of our Class A common stock could decline significantly due to actual or anticipated issuances or sales of our Class A common stock in the future, including by Cadence Bancorp, LLC and/or its unitholders. An inactive market may also impair our ability to raise capital by selling our Class A common stock and may impair our ability to expand our business by using our Class A common stock as consideration. In addition, there is a limited public trading history for our Class A common stock. As a result, the current market price may not be indicative of the price at which our Class A common stock will trade in the future.

The market price of our Class A common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired.

The market price of our Class A common stock may be highly volatile, which may make it difficult for you to sell your shares at the volume, prices and times desired. There are many factors that may impact the market price and trading volume of our Class A common stock, including, without limitation:

•	actual or anticipated fluctuations in our operating results, financial condition or asset quality;
•	changes in economic or business conditions;
•	failure to meet market predictions of our earnings;
•	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;
•

publication of research reports about us, our competitors, or the financial services industry generally, or changes in, or failure to meet, estimates made by securities analysts or ratings agencies of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;

•	operating and stock price performance of companies that investors deemed comparable to us;
•	future issuances of our Class A common stock or other securities;
•	additions or departures of key personnel;
•	proposed or adopted changes in laws, regulations or policies affecting us;
•	perceptions in the marketplace regarding our competitors and/or us;
•	our treatment as an “emerging growth company” under the federal securities laws;
•	changes in accounting principles, policies and guidelines;
•	rapidly changing technology;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;
•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and
•	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our markets or the financial services industry.

The stock market and, in particular, the market for financial institution stocks, have experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our Class A common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our Class A common stock, which could make it difficult to sell your shares at the volume, prices and times desired.

There are substantial regulatory limitations on changes of control of bank holding companies that may discourage investors from purchasing shares of our common stock.

With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to, and the approval of, the Federal Reserve. Companies investing in banks and bank holding companies receive additional review and may be required to become bank holding companies, subject to regulatory supervision. Accordingly, prospective investors must be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. These provisions could discourage third parties from seeking to acquire significant interests in us or in attempting to acquire control of us, which, in turn, could adversely affect the market price of our common stock.

Securities analysts may not continue coverage on our Class A common stock, which could adversely affect the market for our Class A common stock.

The trading market for our Class A common stock depends in part on the research and reports that securities analysts publish about us and our business. We do not have any control over these securities analysts, and they may not cover our Class A common stock. If securities analysts do not continue to cover our Class A common stock, the lack of research coverage may adversely affect our market price. If our Class A common stock is the subject of an unfavorable report, the price of our Class A common stock may decline. If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our Class A common stock to decline.

As a public company, we incur significant legal, accounting, insurance, compliance and other expenses. Any deficiencies in our financial reporting or internal controls could materially and adversely affect us, including resulting in material misstatements in our financial statements, and the market price of our Class A common stock.

As a public company, we incur significant legal, accounting, insurance and other expenses. These costs and compliance with the rules of the SEC and the rules of the applicable stock exchange may further increase our legal and financial compliance costs and make some activities more time consuming and costly. Beginning with our Annual Report on Form 10-K for our 2018 fiscal year, SEC rules will require that our Chief Executive Officer and Chief Financial Officer periodically certify the existence and effectiveness of our internal control over financial reporting. Beginning with the time we are no longer an “emerging growth company” as defined in the JOBS Act, which could occur as early as the end of the 2018 fiscal year, but no later than December 31, 2023, our independent registered public accounting firm will be required to attest to our assessment of our internal control over financial reporting. This process will require significant documentation of policies, procedures and systems, review of that documentation by our internal auditing and accounting staff and our outside independent registered public accounting firm, and testing of our internal control over financial reporting by our internal auditing and accounting staff and our outside independent registered public accounting firm. This process will involve considerable time and attention from management, which could prevent us from successfully implementing our business initiatives and improving our business, results of operations and financial condition, may strain our internal resources, and will increase our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter.

During the course of our testing, we may identify deficiencies that would have to be remediated to satisfy the SEC rules for certification of our internal control over financial reporting. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a deficiency, or combination of deficiencies, in internal control over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a consequence, we would have to disclose in periodic reports we file with the SEC any material weakness in our internal control over financial reporting. The existence of a material weakness would preclude management from concluding that our internal control over financial reporting is effective and would preclude our independent auditors from attesting to our assessment of the effectiveness of our internal control over financial reporting is effective. In addition, disclosures of deficiencies of this type in our SEC reports could cause investors to lose confidence in our financial reporting, may negatively affect the market price of our Class A common stock, and could result in the delisting of our securities from the securities exchanges on which they trade. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our disclosure controls and procedures or internal control over financial reporting, it may materially and adversely affect us.

Material weaknesses in our financial reporting or internal controls could adversely affect our business.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The identification of any material weakness could also result in investors losing confidence in our internal controls and questioning our reported financial information, which, among other things, could have a negative impact on the trading price of our Class A common stock. Additionally, we could become subject to increased regulatory scrutiny and a higher risk of stockholder litigation, which could result in significant additional expenses and require additional financial and management resources.

We are an “emerging growth company,” and the reduced reporting and other requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, being permitted to have an extended transition period for adopting any new or revised accounting standards that may be issued by the Public Company Accounting Oversight Board or the SEC, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these and other exemptions until we are no longer an emerging growth company. We could be an emerging growth company until December 31, 2022, although we could lose that status sooner if our gross revenues exceed $1.07 billion, if we issue more than $1.0 billion in non-convertible debt in a three year period, or if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 more than one year after our IPO, in which case we would no longer be an emerging growth company as of the following December 31. As a result, we could cease to be an “emerging growth company” as soon as the end of the 2018 fiscal year. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions, or if we choose to rely on additional exemptions in the future. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company” our financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 7(a)(2)(B) of the Securities Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates. Consequently, our financial statements may not be comparable to companies that comply with public company effective dates. Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock. We cannot predict if investors will find our common stock less attractive because we plan to rely on this exemption. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. Through December 31, 2017, we have not delayed the adoption of any new or revised accounting, nor do we plan to do so in the near future.

Future equity issuances could result in dilution, which could cause our Class A common stock price to decline and future sales of our Class A common stock could depress the market price of our Class A common stock.

As of the date of this Annual Report, we have 83,625,000 shares of Class A common stock issued and outstanding, and no issued and outstanding shares of our Class B non-voting common stock. Actual or anticipated issuances or sales of substantial amounts of our Class A common stock could cause the market price of our Class A common stock to decline significantly and make it more difficult for us to sell equity or equity-related securities in the future at a time and on terms that we deem appropriate. The issuance of any shares of our Class A common stock in the future also would, and equity-related securities could, dilute the percentage ownership interest held by stockholders prior to such issuance. We may issue all of these shares without any action or approval by our stockholders, and these shares, once issued (including upon exercise of outstanding options), will be available for sale into the public market, subject to the restrictions described below, if applicable, for affiliate holders.

Our future ability to pay dividends is subject to restrictions.

We currently conduct substantially all of our operations through our subsidiaries, and a significant part of our income is attributable to dividends from the Bank and we principally rely on the profitability of the Bank to conduct operations and satisfy obligations. Our principal source of funds to pay dividends on our common and preferred stock and service any of our obligations are dividends received directly from our subsidiaries, including Cadence Bank and Cadence Insurance. As is the case with all financial institutions, the profitability of the Bank is subject to the fluctuating cost and availability of money, changes in interest rates, and in economic conditions in general. In addition, various federal and state statutes and regulations limit the amount of dividends that the Bank may pay to us, with or without regulatory approval.

Holders of our Class A common stock are entitled to receive only such cash dividends as our board of directors may declare out of funds legally available for such payments. Any declaration and payment of dividends on Class A common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to the Class A common stock, and other factors deemed relevant by the board of directors. Furthermore, consistent with our business plans, growth initiatives, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends, if any, paid to our common stockholders.

On January 24, 2018, our board of directors declared a quarterly dividend of $0.125 per share of outstanding Class A common stock, payable on March 20, 2018 to stockholders of record on the close of business on March 1, 2018. Although we currently expect to continue to pay quarterly dividends, any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors. We are subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. Finally, our ability to pay dividends to our stockholders depends on our receipt of dividends from the Bank, which is also subject to restrictions on dividends as a result of banking laws, regulations and policies. See “Dividend Policy.”

Our corporate governance documents, and certain corporate and banking laws applicable to us, could make a takeover more difficult, thereby depressing the trading price of our Class A Common Stock.

Certain provisions of our articles of incorporation and bylaws, and corporate and federal banking laws, could delay, defer, or prevent a third party from acquiring control of our organization or conduct a proxy contest, even if those events were perceived by many of our stockholders as beneficial to their interests. These provisions and the corporate and banking laws and regulations applicable to us:

•	enable our board of directors to issue additional shares of authorized, but unissued capital stock;
•	enable our board of directors to issue “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the board;
•	enable our board of directors to increase the size of the board and fill the vacancies created by the increase;
•	enable our board of directors to serve for three year terms;
•	may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time;
•	provide for a plurality voting standard in the election of directors;
•	do not provide for cumulative voting in the election of directors;
•	enable our board of directors to amend our bylaws without stockholder approval;
•	do not allow for the removal of directors without cause;
•	limit the right of stockholders to call a special meeting;
•	do not allow stockholder action by less than unanimous written consent if less than 50.1% of our outstanding Class A common stock is owned by Cadence Bancorp, LLC;
•	require advance notice for director nominations and other stockholder proposals; and
•	require prior regulatory application and approval of any transaction involving control of our organization.

These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances in which our stockholders might otherwise receive a premium over the market price of our shares. In addition, Cadence Bancorp, LLC currently owns shares sufficient for the majority vote over all matters requiring a stockholder vote, which may delay, deter or prevent acts that would be favored by our other stockholders. See “—Cadence Bancorp, LLC holds approximately 65.6% of the voting power of our common stock and effectively controls our management and affairs. This will prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.”

An investment in our Class A common stock is not an insured deposit and is subject to risk of loss.

Your investment in our Class A common stock will not be a bank deposit and will not be insured or guaranteed by the FDIC or any other government agency. Your investment will be subject to investment risk, and you must be capable of affording the loss of your entire investment.

The return on your investment in our common stock is uncertain.

An investor in our Class A common stock may not realize a substantial return on his or her investment, or may not realize any return at all. Further, as a result of the uncertainty and risks associated with our operations, many of which are described in this “Risk Factors” section, it is possible that an investor could lose his or her entire investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our main office is located at 2800 Post Oak Boulevard, Suite 3800, Houston, Texas 77056. In addition to our main office, which is leased, as of December 31, 2017, we operate from 65 branch offices located in Texas, Alabama, Florida, Mississippi and Tennessee, of which 28 are leased, 50 are in free standing facilities, 44 provide for drive-up access, and most are equipped with ATMs. Additionally, throughout our footprint, we operate two operations centers (one leased, one owned), three leased trust offices, three insurance offices (three leased, one owned), three leased mortgage offices, six leased Linscomb and Williams offices, and two leased lending offices; with most of these located within our branch offices.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Common Stock Market Prices

Our Class A common stock has been listed on the NYSE under the symbol “CADE” since April 13, 2017. The following table sets forth, for the periods indicated, the high and low sale prices in dollars on the NYSE for our Class A common stock with respect to the periods indicated.

Sales Price Per Share	High	Low
Quarter ended June 30, 2017 (from April 13, 2017)	$23.71	$20.50
Quarter ended September 30, 2017	23.23	20.00
Quarter ended December 31, 2017	27.12	21.81

As of December 31, 2017, there were 83,625,000 shares of our common stock outstanding held by 2 holders of record. The closing price per share of common stock on December 29, 2017, the last trading day of our fiscal year, was $27.12.

Dividend Policy

On January 24, 2018, our board of directors declared a quarterly dividend of $0.125 per share of outstanding Class A common stock, payable on March 20, 2018 to stockholders of record on the close of business on March 1, 2018.

Although we currently expect to continue to pay quarterly dividends, any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors, including: (1) our historic and projected financial condition, liquidity and results of operations, (2) our capital levels and needs, (3) tax considerations, (4) any acquisitions or potential acquisitions that we may examine, (5) statutory and regulatory prohibitions and other limitations, (6) the terms of any credit agreements or other borrowing arrangements that restrict our ability to pay cash dividends, (7) general economic conditions and (8) other factors deemed relevant by our board of directors. We are not obligated to pay dividends on our common stock and are subject to restrictions on paying dividends on our common stock.

As a Delaware corporation, we are subject to certain restrictions on dividends under the Delaware General Corporation Law (the “DGCL”). Generally, a Delaware corporation may only pay dividends either out of “surplus” or out of the current or the immediately preceding year’s net profits. Surplus is defined as the excess, if any, at any given time, of the total assets of a corporation over its total liabilities and statutory capital. The value of a corporation’s assets can be measured in a number of ways and may not necessarily equal their book value.

In addition, we are subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. See “Supervision and Regulation—Bank Holding Company Regulation—Safe and Sound Banking Practices.”

Because we are a bank holding company and do not engage directly in business activities of a material nature, our ability to pay dividends to our stockholders depends, in large part, upon our receipt of dividends from the Bank, which is also subject to numerous limitations on the payment of dividends under federal and state banking laws, regulations and policies. See “Supervision and Regulation—Bank Regulation—Safe and Sound Banking Practices.”

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item is incorporated herein by reference to the information under the caption ”Equity Compensation Plan Information” in our Proxy Statement for the 2018 Annual Meeting of Stockholders (“2018 Proxy Statement”).

Performance Graph

The performance graph below compares the cumulative total shareholder return on Cadence Bancorporation Common Stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the Standard and Poor’s 500 Bank Index, measured at the last trading day of each year shown. The graph assumes an investment of

$100 on April 13, 2017 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

Index	April 13, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Cadence Bancorporation	$100.00	$101.53	$106.36	$125.85
S&P 500 Index	100.00	104.50	109.18	116.43
KBW NASDAQ Regional Banking Index	100.00	101.43	106.74	107.19

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data for the periods presented. The selected historical financial data as of and for each of the years in the period ended December 31, 2017 have been derived from our audited consolidated financial statements. The historical consolidated financial information presented below contains financial measures that are not presented in accordance with generally accepted accounting principles (“GAAP”) in effect in the United States and which have not been audited. See “Non-GAAP Financial Measures.”

You should read the following information, together with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report. The information presented below has been adjusted to reflect the stock split that occurred on April 7, 2017.

	As of and for the year ended December 31,
(In thousands, except per share data)	2017	2016	2015	2014
Statement of Income Data:
Net income	$102,353	$65,774	$39,256	$44,833
Net interest income	326,216	279,439	247,778	255,088
Noninterest income - service fees and revenue	90,052	81,976	79,437	71,743
Noninterest expense	233,356	220,180	232,332	245,147
Provision for credit losses	9,735	49,348	35,984	14,118
Per Share Data:(2)
Earnings
Basic	$1.26	$0.88	$0.52	$0.55
Diluted	1.25	0.87	0.52	0.55
Book value per commons share	16.25	14.41	14.06	13.52
Tangible book value(1)	12.33	9.97	9.53	8.89
Weighted average common shares outstanding
Basic	81,072,945	75,000,000	75,000,000	75,000,000
Diluted	81,605,015	75,294,600	75,116,100	75,000,000
Performance Ratios:
Return on average common equity	8.16%	6.01%	3.78%	4.15%
Return on average tangible common equity(1)	11.08	8.68	5.65	6.45
Return on average assets	1.02	0.71	0.47	0.64
Net interest margin	3.57	3.30	3.29	4.06
Efficiency ratio (1)	54.77	59.86	70.90	74.25
Period-End Balance Sheet Data:
Investment securities, available-for-sale	$1,262,948	$1,139,347	$720,810	$522,397
Total loans, net of unearned income	8,253,427	7,432,711	6,916,520	6,192,793
Allowance for credit losses ("ACL")	87,576	82,268	79,783	53,520
Total assets	10,948,926	9,530,888	8,811,511	7,944,804
Total deposits	9,011,515	8,016,749	6,987,351	6,579,889
Total shareholders’ equity	1,359,056	1,080,498	1,054,208	1,014,337
Asset Quality Ratios:
Total nonperforming assets ('NPAs") to total loans plus OREO and NPI	0.85%	2.22%	1.48%	1.15%
Total ACL to total loans	1.06	1.11	1.15	0.86
ACL to total nonperforming loans ("NPLs")	183.62	63.80	114.25	219.64
Net charge-offs to average loans (2)	0.06	0.65	0.15	0.09
Capital Ratios:
Total shareholders’ equity to assets	12.41%	11.34%	11.96%	12.77%
Tangible common equity to tangible assets (1)	9.71	8.13	8.44	8.78
Common equity tier 1 (CET1) (transitional)	10.79	8.84	8.70	NA
Tier 1 leverage capital	11.12	8.89	9.20	9.50
Tier 1 risk-based capital	11.17	9.19	9.00	9.20
Total risk-based capital	13.18	11.22	11.10	10.70

(1)	Considered a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(2)

As of the completion of a secondary offering on November 13, 2017, 64,075,000 of our outstanding shares are owned by our parent-holding company Cadence Bancorp, LLC.  Cadence Bancorp, LLC owned 75,000,000 of our outstanding shares before the secondary offering.  In February, 2018 we completed an additional offering of 9,200,000 shares which reduced Cadence Bancorp, LLC shares to 54,875,000. See also “Note-25, Subsequent Events,” in the consolidated financial statements for more information.

NON-GAAP fINANCIAL mEASURES

We identify “efficiency ratio,” “adjusted noninterest expense,” “adjusted operating revenue,” “tangible common equity,” “tangible common equity ratio,” “return on average tangible common equity,” “tangible book value per share” and “pre-tax pre-provision net earnings” as “non-GAAP financial measures.” In accordance with the SEC’s rules, we identify certain financial measures as non-GAAP financial measures if such financial measures exclude or include amounts in the most directly comparable measures calculated and presented in accordance with GAAP in our statements of income, balance sheet or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures, ratios or statistical measures calculated using exclusively financial measures calculated in accordance with GAAP.

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

	As of and for the year ended December 31,
(In thousands)	2017	2016	2015	2014
Efficiency ratio
Noninterest expenses (numerator)	$233,356	$220,180	$232,332	$245,147
Net interest income	$326,216	$279,439	$247,778	$255,088
Noninterest income	99,874	88,403	79,903	75,070
Operating revenue (denominator)	$426,090	$367,842	$327,681	$330,158
Efficiency ratio	54.77%	59.86%	70.90%	74.25%
Adjusted noninterest expenses and operating revenue
Noninterest expense	$233,356	$220,180	$232,332	$245,147
Less: Branch closure expenses	198	238	2,074	5,222
Adjusted noninterest expenses	$233,158	$219,942	$230,258	$239,925
Net interest income	$326,216	$279,439	$247,778	$255,088
Noninterest income	99,874	88,403	79,903	75,070
Less: Losses on sale of branches	—	—	(1,501)	(763)
Less: Securities gains (losses), net	(146)	3,736	1,171	659
Adjusted operating revenue	$426,236	$364,106	$328,011	$330,262
Tangible common equity ratio
Shareholders’ equity	$1,359,056	$1,080,498	$1,054,208	$1,014,337
Less: Goodwill and other intangible assets, net	(328,040)	(332,691)	(339,223)	(347,651)
Tangible common shareholders’ equity	1,031,016	747,807	714,985	666,686
Total assets	10,948,926	9,530,888	8,811,511	7,944,804
Less: Goodwill and other intangible assets, net	(328,040)	(332,691)	(339,223)	(347,651)
Tangible assets	$10,620,886	$9,198,197	$8,472,288	$7,597,153
Tangible common equity ratio	9.71%	8.13%	8.44%	8.78%
Tangible book value per share
Shareholders’ equity	$1,359,056	$1,080,498	$1,054,208	$1,014,337
Less: Goodwill and other intangible assets, net	(328,040)	(332,691)	(339,223)	(347,651)
Tangible common shareholders’ equity	$1,031,016	$747,807	$714,985	$666,686
Common shares issued	83,625,000	75,000,000	75,000,000	75,000,000
Tangible book value per share	$12.33	$9.97	$9.53	$8.89
Return on average tangible common equity
Average common equity	$1,253,861	$1,093,604	$1,038,680	$991,525
Less: Average intangible assets	(330,411)	(336,054)	(343,566)	(353,014)
Average tangible common equity	$923,450	$757,550	$695,114	$638,511
Net income	$102,353	$65,774	$39,256	$44,833
Return on average tangible common equity	11.08	8.68%	5.65	6.45
Pre-tax, pre-provision net earnings
Income before taxes	$182,999	$98,314	$59,365	$70,893
Plus: Provision for credit losses	9,735	49,348	35,984	14,118
Pre-tax, pre-provision net earnings	$192,734	$147,662	$95,349	$85,011

The Tax Cut and Jobs Act (‘Tax Reform”) enacted on December 22, 2017 reduced the federal U.S. federal statutory income tax rate from 35% to 21% effective January 1, 2018.  We recorded a one-time charge of $19.0 million in the fourth quarter of 2017, or $0.22 per share, to income tax expense related to Tax Reform which required a re-measurement of our deferred tax assets resulting from the lower corporate tax rate. The following is a reconciliation of certain Non-GAAP financial measures excluding the one-time tax charge to the most directly comparable measures calculated and presented in accordance with GAAP:

As of and for the Year Ended
(In thousands)	December 31, 2017
Reconciliation of Non-GAAP Financial Measures Related to One-Time Tax Charge
Net income excluding one-time tax charge
Net income	$102,353
Add: One-time tax charge	19,022
Net income excluding one-time tax charge	$121,375
Earnings per share
Earnings per diluted common share	$1.25
One-time tax charge per share	0.23
Earnings per diluted common share excluding one-time tax charge	$1.48
Return on Average Assets
Net income excluding one-time tax charge	$121,375
Average assets	10,020,036
Return on average assets excluding one-time tax charge	1.21%
Return on Average Common Equity
Net income excluding one-time tax charge	$121,375
Average common equity	1,253,861
Return on average common equity excluding one-time tax charge	9.68%
Return on Average Tangible Common Equity
Net income excluding one-time tax charge	$121,375
Average tangible common shareholders’ equity	923,450
Return on average tangible common shareholder's equity excluding one-time tax charge	13.14%
Effective Tax Rate
Income before taxes	$182,999
Income tax expense	80,646
Less: one-time tax charge	19,022
Income tax expense excluding one-time tax charge	61,624
Effective tax rate excluding one-time tax charge	33.7%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis presents our results of operations and financial condition on a consolidated basis.  This discussion should be read in conjunction with the consolidated financial statements, accompanying footnotes and supplemental financial data included herein. Because we conduct our material business operations through our bank subsidiary, Cadence Bank, N.A., the discussion and analysis relates to activities primarily conducted by the Bank. We generate most of our revenue from interest on loans and investments and fee-based revenues. Our primary source of funding for our loans is deposits. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance primarily through our net income, pre-tax and pre-loan provision earnings, net interest margin, efficiency ratio, ratio of allowance for credit losses to total loans, return on average assets and return on average equity, among other metrics, while maintaining appropriate regulatory leverage and risk-based capital ratios.

This Report on Form 10-K (“Annual Report”) contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our results of operations, financial condition and financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

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

Overview

Cadence Bancorporation is a bank holding company and a Delaware corporation headquartered in Houston, Texas, and is the parent company of Cadence Bank. With $10.9 billion in assets, $8.3 billion in total loans (net of unearned discounts and fees), $9.0 billion in deposits and $1.4 billion in shareholders’ equity as of December 31, 2017, we currently operate a network of 65 branch locations across Texas, Alabama, Florida, Mississippi and Tennessee. We focus on middle-market commercial lending, complemented by retail banking and wealth management services, and provide a broad range of banking services to businesses, high net worth individuals and business owners.

We operate Cadence Bancorporation through three operating segments: Banking, Financial Services and Corporate. Our Banking Segment, which represented approximately 93% of our total revenues for the three years in the period ended December 31, 2017, consists of our Commercial Banking, Retail Banking and Private Banking lines of business. Our Commercial Banking activities focus on commercial and industrial (“C&I”), community banking, business banking and commercial real estate lending and treasury management services to clients in our geographic footprint in Texas and the southeast United States. Within our Commercial Banking line of business, we focus on select industries, which we refer to as our “specialized industries,” in which we believe we have specialized experience and service capabilities. These industries include franchise restaurant, healthcare and technology. Energy lending is also an important part of our business as energy production and energy related industries are meaningful contributors to the economy in our primary markets. In our Retail Banking business line, we offer a broad range of banking services through our branch network to serve the needs of consumers and small businesses. In our Private Banking business line, we offer banking services, such as deposit services and residential mortgage lending, to affluent clients and business owners. Our Financial Services Segment includes our Trust, Retail Brokerage, Investment Services and Insurance businesses. These businesses offer products independently to their own customers as well as to Banking Segment clients. Investment Services operates through the “Linscomb & Williams” name and Insurance operates though the “Cadence Insurance” name. The products offered by the businesses in our Financial Services Segment primarily generate non-banking service fee income. Our Corporate Segment reflects parent-only activities, including debt and capital raising, and intercompany eliminations.

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

Key Factors Affecting Our Business and Financial Statements

We believe our business and results of operations will be impacted in the future by various trends and conditions, including the following:

Interest rates: We anticipate that longer term interest rates will at some point increase over the historic lows experienced since the recent financial crisis. Based on our asset sensitivity as discussed in “Business—Our Competitive —Strength Attractive Run-Rate Core Profitability and Return Profile,” we believe that once rates do increase, we will generate incrementally more interest income than the increased interest expense required to maintain our deposits and funding sources. While historical trends in rising rate environments can be used as a potential indicator for the necessity and pace of deposit repricing, deposit repricing may be required to occur more quickly and perhaps at greater levels than would have been experienced historically.

Banking laws and regulations: The banking industry continues to experience intense regulatory focus, and continual revision of rules and regulations. We anticipate that this environment of heightened scrutiny will continue for the industry and for Cadence Bank specifically, since we exceeded $10.0 billion in assets during the quarter ended September 30, 2017, which is included in the “mid-sized” bank category for supervision purposes. At and above $10.0 billion in assets, Cadence Bank will become subject to additional regulations, including regulation by the CFPB, being subject to the Durbin Amendments and undergoing company-wide stress tests.

Asset quality: As our originated loan portfolio has grown and seasoned, our asset quality indicators have matured and normalized, although some negative trending has occurred within our energy portfolio primarily related to that industry’s downturn in 2015-2016. We believe our underwriting practices are prudent and we strive to maintain long-term credit quality metrics that are favorable to peers. Our acquired portfolios were marked to fair value at acquisition and the balance of these portfolios has declined significantly.

Cost efficiency: Since 2011, we have invested significantly in our infrastructure, including our management, lending teams, systems and integration. As a result, our ratio of expenses to revenue was historically greater than that experienced by many of our peer financial institutions. While we anticipate ongoing investment in our business, the pace of normalized expense growth has increased at a slower rate than our revenue growth, which resulted in a meaningful declining trend in our efficiency ratio (as defined in “Non-GAAP Financial Measures”) since 2013. Given costs associated with the company’s recent growth and specifically the growth over $10 billion in assets, this declining ratio trend may be adversely impacted in the near term due to our expectation that historical expense base declines will not continue, although the ratio is expected to continue a more modest overall declining trend over a longer term.

Competition: The industry and businesses in which we operate are highly competitive, and as the economy continues to improve slowly, we anticipate that competition will continue to increase. We may see increased competition in different areas including market rates, underwriting, products and structure. While we seek to maintain an appropriate risk-adjusted spread on our business, we anticipate that we will experience continued pressure on our net interest margins as we operate in this competitive environment.

Acquired loan accretion and costs: As a result of our acquisitions, we have recognized accretion in our interest income as a result of the accretable difference on our acquired credit-impaired (“ACI”) loan portfolio. Total scheduled accretion reflected in interest income was $23 million, $31 million and $46 million for the years ended December 31, 2017, 2016 and 2015, respectively. As these acquired portfolios are reduced through payoffs, paydowns, foreclosures or charge-offs, the scheduled accretion declines. (In addition to scheduled accretion, a portion of our accretion recognized in a period represents recovery income from higher cash flows received than were expected on non-pooled loans, or received sooner than expected. These cash flows vary and are difficult to estimate.) Accordingly, we expect the proportion of our revenues attributable to scheduled accretion to continue to decline as the related assets are reduced and for the recovery income to trend downward. Conversely, absent future acquisitions, we expect the proportion of our revenues attributable to our organically originated portfolio will continue to increase. Additionally, we incur expenses and provisions related to special assets and loans targeted for work-out attributable to the acquired loan portfolios. Just as the accretion is impacted as these portfolios decline, these special assets costs are also anticipated to decline and become a lesser percentage of our operating expenses and loan provisions going forward. Total special asset expense was $1.2 million, $1.8 million and $3.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Total provision for credit losses related to the acquired loan portfolios (both ACI and ANCI) was $(1.8) million, $(3.5) million and $(5.5) million for the years ended December 31, 2017, 2016 and 2015, respectively.

Primary Factors Used to Evaluate Our Business

As a financial institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the levels and trends of the line items included in our balance sheet and income statement, as well as various financial ratios that are commonly used in our industry. We analyze these ratios and financial trends against our budgeted performance and the financial condition and performance of comparable financial institutions in our region and nationally. Our financial information is prepared in accordance with GAAP. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the following discussion and in our consolidated financial statements and accompanying notes. For more information on our accounting policies and estimates, including in respect of business combinations, fair value measurement, allowances for credit losses, OREO and deferred tax assets, and our decision not to opt out of the extended transition period applicable to an emerging growth company under the JOBS Act for adopting any new or revised accounting standards that may be issued, see “Critical Accounting Policies and Estimates.”

Statement of Operations Metrics

Net Interest Income

Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense incurred on interest-bearing liabilities. The net interest margin represents net interest income divided by average interest-earning assets. We earn interest income from interest, dividends and fees earned on interest-earning assets, the recognition of accretable yield associated with ACI loans, and the amortization and accretion of discounts and premiums on investment securities. We incur interest expense on interest-bearing liabilities, including interest-bearing deposits, borrowings and other forms of indebtedness as well as from amortization and accretion of discounts and premiums on purchased time deposits and debt. We seek to improve our net interest income by originating loans we believe to be high-quality and funding these assets primarily with lower-cost customer deposits.

Provision for Credit Losses

The provision for credit losses is the amount of expense that, based on our judgment, is required to maintain the allowance for credit losses at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity. See “—Asset Quality,” “—Allowance for Credit Losses” and “—Critical Accounting Policies and Estimates.”

Noninterest Income

Noninterest income includes service charges on deposit accounts, debit card income, mortgage loan revenue, treasury management fees, investment advisory and trust fees, insurance, retail brokerage fees, other operating income and investment securities gains and losses.

Noninterest Expense

Noninterest expense includes salary and employee benefits, net occupancy expense, merger related expenses, accounting, legal and other professional expenses, FDIC and OCC assessments, special asset related expenses and other operating expenses. We monitor the ratio of noninterest expense to net revenues (net interest income plus noninterest income), which is commonly known as the efficiency ratio.

Net Income

We evaluate our net income using the common industry ratio, return on assets (“ROA”), which is equal to net income for the period annualized, divided by the average of total assets for the period, and return on shareholders’ equity (“ROE”), which is equal to net income for the period annualized, divided by the average of total shareholders’ equity for the period. Management may also measure performance by comparing earnings before tax, adjusted for certain items related to its acquisitions, such as provision on acquired loans, branch closure expenses, merger costs, intangible asset amortization and increased yield on the acquired loan portfolio due to cash flow improvements.

Balance Sheet Drivers

Loan Growth

In addition to completing and integrating our acquisitions, we have demonstrated loan growth in our targeted markets.

We monitor new loan production on a weekly basis by loan type, borrower type, market and profitability. Our operating strategy focuses on growing assets by originating loans that we believe to be high credit quality with competitive pricing. For the year ended December 31, 2017, total loans (net of unearned discounts and fees) increased $820.7 million to $8.25 billion from $7.43 billion at December 31, 2016. For the year ended December 31, 2016, our loans increased $516.2 million to $7.43 billion from $6.92 billion at December 31, 2015.

Asset Quality

Since 2011, we have focused on originating high-quality loans and disposing of acquired nonperforming assets while balancing rapid disposition with maximizing economic outcome. We are continually working to improve the diversification of our portfolio by reducing the acquired portfolios and increasing the contribution of organically originated commercial and consumer loans.

We focus on asset quality strength by aiming to maintain robust underwriting standards and proactive monitoring and reporting of the loan portfolio. We seek to maintain effective credit risk management through collaboration between our lines of business, credit administration and enterprise risk management. We believe that prudent underwriting, proactive monitoring of the portfolio and early detection of problem loans support Cadence’s ability to maintain high asset quality standards. Our nonperforming loans totaled $47.7 million as of December 31, 2017, or 0.58% of total loans compared to $128.9 million, or 1.73% of total loans as of December 31, 2016. During early 2016, banking regulators revised their definition of nonaccrual for E&P loans as it relates to leverage, including second-lien debt, in which we do not participate. As a result, the nonaccrual status of certain loans in that portfolio has been affected. As of December 31, 2017, we had $42.8 million in energy credits considered nonperforming, of which more than 75% were current under their contractual terms. Total nonperforming assets totaled $70.7 million as of December 31, 2017, or 0.65% of total assets compared to $166.1 million, or 1.74% as of December 31, 2016. See “—Financial Condition—Asset Quality.”

Credit risk is governed and reported up to the board of directors primarily through our senior credit risk management committee. The senior credit risk management committee reviews credit portfolio management information such as problem loans, delinquencies, concentrations of credit, asset quality trends and portfolio analysis, and approves policy updates and changes.

As of December 31, 2017, $260.6 million, or 3.2%, of our loan portfolio is comprised of ACI loans, which are loans that at the date of acquisition exhibit evidence of credit deterioration since origination and for which it is probable that we will not collect all principal and interest payments in accordance with the terms of the loan agreement. At acquisition, the expected shortfall in future cash flows, as compared to the contractual amount due, is recognized as a nonaccretable discount. Any excess of expected cash flows over the acquisition date fair value is known as the accretable discount, and is recognized as accretion income over the life of each pool or individual loan. ACI loans that meet the criteria for nonaccrual of interest at the time of acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the timing and expected cash flows on such loans can be reasonably estimated and if collection of the new carrying value (fair value) of such loans is expected. However, if the timing or amount of the expected cash flows cannot be reasonably estimated, an ACI loan is placed in nonaccruing status. Expected cash flows over the acquisition date fair value are periodically re-estimated utilizing the same cash flow methodology used at the time of acquisition and subsequent decreases to the expected cash flows will generally result in a provision for credit losses charge in the consolidated statements of income. Conversely, subsequent increases in expected cash flows result in a transfer from the non-accretable discount to the accretable discount, which has a positive impact on accretion income prospectively. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. See “—Critical Accounting Policies and Estimates.”

Deposit Growth

We monitor deposit growth by account type, market, rate, source and average balance on an ongoing basis. We seek to fund loan growth primarily with customer deposits.

Liquidity

We manage and measure our liquidity risk by monitoring the composition of our funding mix, monitoring liquidity ratios, maintaining minimum liquidity thresholds and performing forward cash flow gap reports in various scenarios designed to simulate possible stressed liquidity environments. We attempt to limit our liquidity risk by setting Board approved concentration limits on sources of funds, limits on liquidity ratios used to measure liquidity risk, and maintaining required levels of on-hand liquidity.

Capital

We manage capital to comply with our internal planning targets and regulatory capital standards. We monitor capital levels on an ongoing basis, perform periodic evaluations under stress scenarios and project capital levels in connection with our growth plans to ensure appropriate capital levels. We evaluate a number of capital ratios, including Tier 1 capital to total adjusted assets (the leverage ratio), Tier 1 capital and common equity Tier 1 capital to risk-weighted assets, and our tangible common equity ratio.

Operating Highlights

The year ended December 31, 2017 was our fifth full fiscal year of operations after the completion of the acquisition of Encore Bancshares, Inc. in 2012, our most recent acquisition. These operations resulted in the following highlights for the years ended December 31, 2017, 2016 and 2015:

•	Strong Balance Sheet Growth:
•	We have grown our total loans (net of unearned discounts and fees) from $3.99 billion as of December 31, 2012 to $8.25 billion as of December 31, 2017, an increase of over 100% over 20 quarters;
•

Our originated loan portfolio (net of unearned interest and fees) has grown from $1.75 billion to $7.79 billion over the same time period, which we believe evidences our strong relationship lending franchise; and

•	Total deposits have grown from $4.63 billion as of December 31, 2012 to $9.01 billion as of December 31, 2017, an increase of 94%; and
•	C&I is 65% of our total originated loans as of December 31, 2017 compared to 88% as of December 31, 2012.
•	Improving Operating Metrics and Controlled Expenses:
•	Our adjusted operating revenue was $426.2 million, $364.1 million and $328.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
•	Our efficiency ratio was 54.77%, 59.86% and 70.90% for the years ended December 31, 2017, 2016 and 2015, respectively.
•	Our service fee revenue totaled $90.1 million, $82.0 million and $79.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
•	Our adjusted noninterest expense totaled $233.2 million, $219.9 million and $230.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.
•	Lower-Risk Balance Sheet:
•

6% of our loan portfolio as of December 31, 2017 was acquired and was marked to estimated fair value through purchase accounting, at the time of the 2011 and 2012 acquisitions with the balance of our loan portfolio reflecting organically originated loans since 2011;

•	66% of our investment portfolio is made up of U.S. Treasury or Agency direct or issued securities as of December 31, 2017;
•	Strong capital with Tier 1 leverage ratio of 11.7% as of December 31, 2017 at our banking subsidiary.

Business Segments

Overview

We operate Cadence Bancorporation through three operating segments: Banking, Financial Services and Corporate.

Our Banking Segment includes our Commercial Banking, Retail Banking and Private Banking lines of business. Our Commercial Banking line of business includes a general business services component primarily focusing on commercial and industrial (“C&I”), community banking, business banking and commercial real estate lending and treasury management services to clients in our geographic footprint in Texas and the southeast United States. In addition, our Commercial Banking line of business includes within C&I a separate component that focuses on select industries (which we refer to as our “specialized industries”) in which we believe we have specialized experience and service capabilities, including restaurant industry, healthcare and technology. We serve clients in these specialized industries both within our geographic footprint and throughout the United States as a result of the national orientation of many of these businesses. Energy lending is also an important part of our business as energy production and energy related industries are meaningful contributors to the economy in our primary markets. Our Retail Banking line of business offers a broad range of retail banking services including mortgage services through our branch network to serve the needs of consumer and small businesses in our geographic footprint. Our Private Banking line of business offers banking services and loan products tailored to the needs of our high-net worth clients in our geographic footprint.

Our Financial Services Segment includes our Trust, Retail Brokerage, Investment Services and Insurance businesses. These businesses offer products independently to their own customers as well as to Banking Segment clients. Investment Services operates through the “Linscomb & Williams” name and Insurance operates though the “Cadence Insurance” name. The products offered by the businesses in our Financial Services Segment primarily generate non-banking service fee income. Our Corporate Segment reflects parent-only activities, including debt and capital raising, and intercompany eliminations.

While this section reviews financial performance from a business segment perspective, it should be read in conjunction with the discussion of Results of Operations, and our consolidated financial statements and notes thereto for a full understanding of our consolidated financial performance.

Business segment results are determined based upon our management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is based on our organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions and the results are not necessarily prepared in accordance with generally accepted accounting principles.

The following table presents the operating results of our segments for the periods presented:

	For the Year Ended December 31, 2017
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$344,987	$(1,347)	$(17,424)	$326,216
Provision for credit losses	9,735	—	—	9,735
Noninterest income	51,286	47,956	632	99,874
Noninterest expense	194,212	36,178	2,966	233,356
Income tax expense (benefit)	88,417	2,000	(9,771)	80,646
Net income (loss)	$103,909	$8,431	$(9,987)	$102,353

	For the Year Ended December 31, 2016
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$297,701	$(201)	$(18,061)	$279,439
Provision for credit losses	49,348	—	—	49,348
Noninterest income	45,499	42,727	177	88,403
Noninterest expense	186,874	32,334	972	220,180
Income tax expense (benefit)	37,442	3,567	(8,469)	32,540
Net income (loss)	$69,536	$6,625	$(10,387)	$65,774

	For the Year Ended December 31, 2015
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$265,450	$(36)	$(17,636)	$247,778
Provision for credit losses	35,984	—	—	35,984
Noninterest income	38,697	40,964	242	79,903
Noninterest expense	200,544	31,393	395	232,332
Income tax expense (benefit)	23,673	3,337	(6,901)	20,109
Net income (loss)	$43,946	$6,198	$(10,888)	$39,256

Banking Segment

Our Banking Segment is our largest business segment and generates the majority of our net income. Net income for the Banking Segment was $104.9 million, $69.5 million and $43.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Banking Segment’s net income for 2017 includes a one-time tax charge (the “one-time tax charge”) of $20.0 million related to the Tax Cut and Jobs Act (‘Tax Reform”) enacted on December 22, 2017. For additional discussion, please see “—Income Tax Expense.”

Our Banking Segment’s net income is composed of net interest earned on our loan and investment portfolios, in addition to service fees and revenue from our deposit and loan customers. The Banking Segment expense includes all interest expense on our deposit accounts and other bank liabilities, operational and administrative expenses related to the business conducted in this segment and the provision for credit losses on our loan portfolio. All of these income and expense components, including noninterest expense, are discussed in greater detail elsewhere in this section.

Financial Services Segment

Our Financial Services Segment primarily generates non-banking fee revenue from trust services, insurance, investment and retail brokerage services. Net income for the Financial Services Segment was $7.2 million, $6.6 million and $6.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. For additional discussion, please see “—Noninterest income” and “—Noninterest expense.” The Financial Services Segment’s net income for 2017 includes a one-time tax credit of $0.4 million related to Tax Reform.

Corporate Segment

The loss in our Corporate Segment is primarily driven by the interest expense on our corporate senior and subordinated debt. Net loss for the Corporate Segment was $(9.8) million, $(10.4) million and $(10.9) million for the years ended December 31, 2017, 2016 and 2015, respectively. For additional discussion, please refer to “—Net interest income” and “—Borrowing.” The Corporate Segment’s net income for 2017 includes a one-time tax credit of $0.6 million related Tax Reform.

Results of Operations

Earnings

Our net income for the year ended December 31, 2017 totaled $102.4 million compared to $65.8 million and $39.3 million for the years December 31, 2016 and 2015, respectively. Net income for 2017 includes a one-time charge of $19.0 million, or $0.22 per share, recorded in income tax expense related to the enactment of Tax Reform. For additional discussion, please see “—Income Tax Expense.”

•	Excluding the one-time tax charge, after-tax earnings for the year ended December 31, 2017 were $121.4(3) million, an increase of $55.6 million, or 84.5%, compared to the year ended December 31, 2016.
•

Net income was $1.25 per share for the year ended December 31, 2017, compared to $0.87 per share in the prior year.  Excluding the one-time tax charge, after-tax earnings per share for the year ended December 31, 2017 was $1.48(3) per share, an increase of $0.61 per share or 71% as compared to the year ended December 31, 2016.

•

Returns on average assets, common equity and tangible common equity (3) for the year ended December 31, 2017 were 1.02%, 8.16% and 11.08%, respectively.  Returns on average assets, common equity and tangible common equity(3) excluding the one-time tax charge were 1.21% (3), 9.68% (3) and 13.14% (3), respectively, as compared to 0.71%, 6.01% and 8.68%, respectively, for the prior year.

The following table presents key earnings data for the periods indicated:

Table 1 – Key Earnings Data

	For the Years Ended December 31,
(In thousands, except per share data)	2017	2016	2015
Net income	$102,353	$65,774	$39,256
Net income per common share
- basic (1)(4)	1.26	0.88	0.52
- diluted (2)(4)	1.25	0.87	0.52
Net interest margin	3.57%	3.30%	3.29%
Net interest spread	3.27	3.08	3.10
Return on average assets(2)	1.02	0.71	0.47
Return on average equity(2)	8.16	6.01	3.78
Return on average tangible common equity(2)(3)	11.08	8.68	5.65

(1)

64.1 million of our outstanding shares are owned by our parent holding company, Cadence Bancorp, LLC, as of December 31, 2017.  On February 12, 2018, our parent holding company sold an additional 9.2 million shares in a follow-on offering.

(2)	Includes CSE of 532,070, 294,600 and 116,100 for the years ended December 31, 2017, 2016 and 2015, respectively.
(3)	Considered a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(4)	Per share information has been adjusted to reflect the stock split that occurred on April 7, 2017.

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

Interest earned on our loan portfolio is the largest component of our interest income. Our originated and ANCI portfolios are presented at the principal amount outstanding net of deferred origination fees and unamortized discounts and premiums. Interest income is recognized based on the principal balance outstanding and the stated rate of the loan. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan. ANCI loans acquired through our acquisitions were initially recorded at fair value. Discounts or premiums created when the loans were recorded at their estimated fair values at acquisition are being accreted over the remaining term of the loan as an adjustment to the related loan’s yield.

The performance of loans within our ACI portfolio impacts interest income as the remaining discounts and proceeds received in excess of expected cash flow are realized in interest income when these loans are closed through payoff, charge off, workout, sale or foreclosure. At acquisition, the expected shortfall in future cash flows on our ACI portfolio, as compared to the contractual amount due, was recognized as a non-accretable discount. Any excess of expected cash flows over the acquisition date fair value is known as the accretable discount, and is recognized as accretion income over the life of each pool or individual ACI loan. Expected cash flows over the acquisition date fair value are re-estimated quarterly utilizing the same cash flow methodology used at the time of acquisition. Any subsequent decreases to the expected cash flows will generally result in a provision for credit losses charge in the consolidated statements of income. Conversely, subsequent increases in expected cash flows result in a transfer from the non-accretable discount to the accretable discount, which has a positive impact on accretion income prospectively.

The following table summarizes the amount of interest income related to our ACI portfolio for the periods presented:

As of December 31, 2017, the weighted average contractual interest rate on the remaining active ACI portfolio loans was approximately 4.72%.

The following table is a rollforward of the accretable difference on our ACI portfolio for the periods indicated:

Table 2 – ACI Interest Income

	For the Year Ended December 31,
(In thousands)	2017	2016	2015
Scheduled accretion for the period	$23,303	$30,870	$46,042
Recovery income for the period	8,148	5,699	9,970
Total interest realized on the ACI portfolio	$31,451	$36,569	$56,012
Yield on ACI Portfolio
Scheduled accretion for the period	8.02%	8.23%	8.62%
Recovery income for the period	2.80	1.52	1.87
Total yield on the ACI portfolio	10.82%	9.75%	10.49%

Table 3 – Accretable Difference Rollforward

	For the Year Ended December 31,
(In thousands)	2017	2016	2015
Balance at beginning of period	$98,728	$122,791	$163,631
Decreases from accretion, maturities/payoffs, foreclosures and charge-offs	(34,381)	(43,760)	(71,711)
Reclass from nonaccretable difference	14,075	19,697	30,871
Balance at end of period	$78,422	$98,728	$122,791

Years Ended December 31, 2017 and 2016

Our net interest income, fully-tax equivalent (FTE), for the years ended December 31, 2017 and 2016 was $333.4 million and $284.2 million, respectively, an increase of $49.3 million. Our net interest margin for the years ended December 31, 2017 and 2016 was 3.57% and 3.30%, respectively, an increase of 27 basis points. The yield on our total loan portfolio increased 34 basis points to 4.59% for the year ended December 31, 2017 compared to 4.25% for the year ended December 31, 2016 due to an increase in the rate and volume of our lower yielding originated portfolio and the decline of our higher yielding ACI portfolio. The following table sets forth, on a tax equivalent basis, the components of our net interest income with the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the years ended 2017 and 2016:

Table 4 – Rate/Volume Analysis

	Years Ended December 31,
	2017 vs. 2016
	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2017	2016	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated and ANCI loans	$327,857	$268,984	$58,873	$28,734	$30,139
ACI portfolio	31,451	36,569	(5,118)	3,716	(8,834)
Interest on securities:
Taxable	18,089	15,838	2,251	1,756	495
Tax-exempt (2)	20,554	13,464	7,090	456	6,634
Interest on fed funds and short-term investments	3,336	2,419	917	1,318	(401)
Interest on other investments	2,774	2,688	86	(109)	195
Total interest income	404,061	339,962	64,099	35,871	28,228
Expense from interest-bearing liabilities:
Interest on demand deposits	27,030	17,832	9,198	8,137	1,061
Interest on savings deposits	456	423	33	23	10
Interest on time deposits	22,213	17,191	5,022	4,875	147
Interest on other borrowings	11,644	11,215	429	(902)	1,331
Interest on subordinated debentures	9,308	9,150	158	106	52
Total interest expense	70,651	55,811	14,840	12,239	2,601
Net interest income	$333,410	$284,151	$49,259	$23,632	$25,627

(1)	The change in interest income due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
(2)	Interest income and yields are presented on a tax equivalent basis using a Federal tax rate of 35% on our state, county and municipal investment portfolios.

Our total interest income (FTE) for the year ended December 31, 2017 totaled $404.1 million compared to $340.0 million in the year ended December 31, 2016. This increase is primarily the result of an increase in the volume and yield of our originated loans offset by declines in the volume and yield of our ACI portfolio and an increase in the volume and yield of our investment portfolio. The year-over-year increase in yield is primarily a result of our asset sensitive balance sheet and earning asset yields increasing as a result of the recent rising rate environment.

The following table presents a comparison of loan portfolio yield for the years 2017 and 2016:

Table 5 – Loan Portfolio Yield

	Years Ended December 31,
	2017			2016
	Average	Interest		Average	Interest
(In thousands)	Balance	Income	Yield	Balance	Income	Yield
Loans, net of unearned income
Originated loans	$7,331,541	$316,921	4.32%	$6,553,303	$254,971	3.89%
ANCI loans	203,558	10,936	5.37	258,313	14,013	5.42
ACI Loans	290,664	31,451	10.82	375,019	36,569	9.75
Total loans	$7,825,763	$359,308	4.59%	$7,186,635	$305,553	4.25%

The yield on our ACI portfolio fluctuates due to the volume and timing of cash flows received or expected to be received. The yield on our ACI portfolio for the year ended December 31, 2017 was 10.82% compared to 9.75% for the year ended December 31, 2016. During the year ended December 31, 2017, interest income on the ACI portfolio included $8.1 million in remaining discount and recovery income, compared to $5.7 million for the year ended December 31, 2016. These amounts were realized on certain individual loans that were settled before expected, or where we received amounts above our estimates. Excluding these amounts, the yield on our ACI loans would have been 8.02% for the year ended December 31, 2017 compared to 8.23% for the year ended December 31, 2016. Our total loan yield, excluding these amounts, would have been 4.49% and 4.17% for the years ended December 31, 2017 and 2016.

Our interest expense for the years ended December 31, 2017 and 2016 was $70.7 million and $55.8 million, respectively, an increase of $14.9 million. This increase is primarily related to higher market rates on our interest bearing demand accounts and time deposits. Our cost of interest bearing deposits increased to 0.80% for the year ended December 31, 2017 compared to 0.59% for the year ended December 31, 2016. Our cost of borrowings declined to 4.25% from 4.50% reflecting the repurchase of our senior debt and increases in lower cost Federal Home Loan Bank (“FHLB”) advances.

The following table presents, on a tax equivalent basis, for the years ended December 31, 2017 and 2016, our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis, except for ACI loans, which is a monthly average.

Table 6 – Average Balances, Net Interest Income and Interest Yields/Rates

	Years Ended December 31,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)
Originated and ANCI loans	$7,535,099	$327,857	4.35%	$6,811,616	$268,984	3.95%
ACI portfolio	290,664	31,451	10.82	375,019	36,569	9.75
Total loans	7,825,763	359,308	4.59	7,186,635	305,553	4.25
Investment securities
Taxable	747,590	18,089	2.42	725,100	15,838	2.18
Tax-exempt (2)	408,229	20,554	5.03	276,217	13,464	4.87
Total investment securities	1,155,819	38,643	3.34	1,001,317	29,302	2.93
Federal funds sold and short-term investments	313,683	3,336	1.06	368,669	2,419	0.66
Other investments	49,781	2,774	5.57	46,364	2,688	5.80
Total interest-earning assets	9,345,046	404,061	4.32	8,602,985	339,962	3.95
Noninterest-earning assets:
Cash and due from banks	60,108			47,569
Premises and equipment	65,428			69,290
Accrued interest and other assets	640,075			642,049
Allowance for credit losses	(90,621)			(90,264)
Total assets	$10,020,036			$9,271,629

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$4,360,252	$27,030	0.62%	$4,122,667	$17,832	0.43%
Savings deposits	181,500	456	0.25	178,397	423	0.24
Time deposits	1,679,959	22,213	1.32	1,665,833	17,191	1.03
Total interest-bearing deposits	6,221,711	49,699	0.80	5,966,897	35,446	0.59
Other borrowings	358,413	11,644	3.25	318,668	11,215	3.52
Subordinated debentures	134,783	9,308	6.91	134,017	9,150	6.83
Total interest-bearing liabilities	6,714,907	70,651	1.05	6,419,582	55,811	0.87
Noninterest-bearing liabilities:
Demand deposits	1,965,070			1,688,405
Accrued interest and other liabilities	86,198			70,038
Total liabilities	8,766,175			8,178,025
Shareholders' equity	1,253,861			1,093,604
Total liabilities and shareholders' equity	$10,020,036			$9,271,629
Net interest income/net interest spread		333,410	3.27%		284,151	3.08%
Net yield on earning assets/net interest margin			3.57%			3.30%
Taxable equivalent adjustment:
Investment securities		(7,194)			(4,712)
Net interest income		$326,216			$279,439

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2)	Interest income and yields are presented on a taxable equivalent basis using a tax rate of 35%.

Years Ended December 31, 2016 and 2015

Our net interest income, fully-tax equivalent (FTE), for the years ended December 31, 2016 and 2015 was $284.2 million and $249.1 million, respectively, an increase of $35.1 million. Our net interest margin for the years ended December 31, 2016 and 2015 was 3.30% and 3.29%, respectively, an increase of 1 basis points. The yield on our total loan portfolio increased 5 basis points to 4.25% for the year ended December 31, 2016 compared to 4.20% for the year ended December 31, 2015 due to an increase in the rate and volume of our lower yielding originated portfolio and the decline of our higher yielding ACI portfolio. The following table sets forth, on a tax equivalent basis, the components of our net interest income with the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the years ended 2016 and 2015:

	Years Ended December 31, 2016 vs 2015
	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2016	2015	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated and ANCI loans	$268,984	$216,422	$52,562	$19,960	$32,602
ACI portfolio	36,569	56,012	(19,443)	(3,727)	(15,716)
Interest on securities:
Taxable	15,838	14,329	1,509	(1,566)	3,075
Tax-exempt (2)	13,464	3,743	9,721	(556)	10,277
Interest on fed funds and short-term investments	2,419	1,564	855	893	(38)
Interest on other investments	2,688	2,307	381	210	171
Total interest income	339,962	294,377	45,585	15,214	30,371
Expense from interest-bearing liabilities:
Interest on demand deposits	17,832	12,610	5,222	4,234	988
Interest on savings deposits	423	443	(20)	36	(56)
Interest on time deposits	17,191	12,768	4,423	673	3,750
Interest on other borrowings	11,215	10,914	301	(781)	1,082
Interest on subordinated debentures	9,150	8,554	596	38	558
Total interest expense	55,811	45,289	10,522	4,200	6,322
Net interest income	$284,151	$249,088	$35,063	$11,014	$24,049

(1)	The change in interest income due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
(2)	Interest income and yields are presented on a tax equivalent basis using a Federal tax rate of 35% on our state, county and municipal investment portfolios.

Our total interest income (FTE) for the year ended December 31, 2016 totaled $340.0 million compared to $294.4 million in the year ended December 31, 2015. This increase is primarily the result of an increase in the volume and yield of our originated loans offset by declines in the volume and yield of our ACI portfolio and an increase in the volume of our investment portfolio. The yield on our originated loan portfolio reflects an increase in LIBOR and increases in our residential loan portfolio. In addition, during June 2015 and first quarter 2016, we entered into $1.33 billion of interest rate swaps hedging the 1-month LIBOR variable rate index to a weighted average fixed rate of 1.35%. See Note 6 to the December 31, 2017 consolidated financial statements and “Quantitative and Qualitative Disclosures about Market Risk—Derivative Positions.” We also increased the level of our investments in tax-exempt securities to realign the sector composition of our portfolio which increased the interest volume on our investment securities portfolio.

The following table presents a comparison of loan portfolio yield for the years 2016 and 2015:

	Years Ended December 31,
	2016			2015
	Average	Interest		Average	Interest
(In thousands)	Balance	Income	Yield	Balance	Income	Yield
Loans, net of unearned income
Originated loans	$6,553,303	$254,971	3.89%	$5,587,886	$197,395	3.53%
ANCI loans	258,313	14,013	5.42	366,361	19,027	5.19
ACI Loans	375,019	36,569	9.75	533,824	56,012	10.49
Total loans	$7,186,635	$305,553	4.25%	$6,488,071	$272,434	4.20%

The yield on our ACI portfolio fluctuates due to the volume and timing of cash flows received or expected to be received. The yield on our ACI portfolio for the year ended December 31, 2016 was 9.75% compared to 10.49% for the year ended December 31, 2015. During the year ended December 31, 2016, interest income on the ACI portfolio included $5.7 million in remaining discount and recovery income, compared to $10.0 million in the year ended December 31, 2015. These amounts were realized on certain individual loans that were settled before expected, or where we received amounts above our estimates. Excluding these amounts, the yield on our ACI loans would have been 8.23% for the year ended December 31, 2016 compared to 8.63% for the year ended December 31, 2015. Our total loan yield, excluding these amounts, would have been 4.17% and 4.05% for the years 2016 and 2015, respectively.

Our interest expense for the years ended December 31, 2016 and 2015 was $55.8 million and $45.3 million, respectively, an increase of $10.5 million. This increase is primarily related to higher market rates on our interest bearing demand accounts and higher volumes of time deposits. Our cost of interest bearing deposits increased to 0.59% for the year ended December 31, 2016 compared to 0.48% for the year ended December 31, 2015 as our cost of borrowings declined to 4.50% from 4.69% reflecting the higher volume of FHLB advances during the period.

The following table presents, on a tax equivalent basis, for the years ended December 31, 2016 and 2015, our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis, except for ACI loans, which is a monthly average.

	Years Ended December 31,
	2016			2015
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)
Originated and ANCI loans	$6,811,616	$268,984	3.95%	$5,954,247	$216,422	3.63%
ACI portfolio	375,019	36,569	9.75	533,824	56,012	10.49
Total loans	7,186,635	305,553	4.25	6,488,071	272,434	4.20
Investment securities
Taxable	725,100	15,838	2.18	590,411	14,329	2.43
Tax-exempt (2)	276,217	13,464	4.87	66,693	3,743	5.61
Total investment securities	1,001,317	29,302	2.93	657,104	18,072	2.75
Federal funds sold and short-term investments	368,669	2,419	0.66	377,558	1,564	0.41
Other investments	46,364	2,688	5.80	43,259	2,307	5.33
Total interest-earning assets	8,602,985	339,962	3.95	7,565,992	294,377	3.89
Noninterest-earning assets:
Cash and due from banks	47,569			46,233
Premises and equipment	69,290			72,120
Accrued interest and other assets	642,049			649,056
Allowance for credit losses	(90,264)			(58,501)
Total assets	$9,271,629			$8,274,900

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$4,122,667	$17,832	0.43%	$3,850,261	$12,610	0.33%
Savings deposits	178,397	423	0.24	201,435	443	0.22
Time deposits	1,665,833	17,191	1.03	1,297,175	12,768	0.98
Total interest-bearing deposits	5,966,897	35,446	0.59	5,348,871	25,821	0.48
Other borrowings	318,668	11,215	3.52	288,863	10,914	3.78
Subordinated debentures	134,017	9,150	6.83	125,824	8,554	6.80
Total interest-bearing liabilities	6,419,582	55,811	0.87	5,763,558	45,289	0.79
Noninterest-bearing liabilities:
Demand deposits	1,688,405			1,407,089
Accrued interest and other liabilities	70,038			65,573
Total liabilities	8,178,025			7,236,220
Shareholders' equity	1,093,604			1,038,680
Total liabilities and shareholders' equity	$9,271,629			$8,274,900
Net interest income/net interest spread		284,151	3.08%		249,088	3.10%
Net yield on earning assets/net interest margin			3.30%			3.29%
Taxable equivalent adjustment:
Investment securities		(4,712)			(1,310)
Net interest income		$279,439			$247,778

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2)	Interest income and yields are presented on a taxable equivalent basis using a tax rate of 35%.

Provision for Credit Losses

The provision for credit losses is based on management’s quarterly assessment of the adequacy of our allowance for credit losses (“ACL”) which, in turn, is based on such factors as the composition of our loan portfolio and its inherent risk characteristics

(primarily identified by internal risk ratings and industry segment), the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of collateral values, and regulatory guidelines. The provision for credit losses is charged against earnings in order to maintain our allowance for credit losses, which reflects management’s best estimate of probable losses inherent in our loan portfolio at the balance sheet date (see “—Allowance for Credit Losses”).

Under accounting standards for business combinations, acquired loans are recorded at fair value with no credit loss allowance on the date of acquisition. A provision for credit losses is recorded in periods after the date of acquisition for the emergence of new probable and estimable losses on acquired non-credit impaired (“ANCI”) loans. A provision for credit losses is recognized on our ACI loans after the date of acquisition based on the re-estimation of expected cash flows. See “—Asset Quality” and “—Critical Accounting Policies and Estimates.”

The provision for credit losses totaled $9.7 million for the year ended December 31, 2017, compared to $49.4 million and $36.0 million for the years ended December 31, 2016 and 2015, respectively. The following is a summary of our provision for credit losses for the periods indicated presented by originated, ANCI and ACI portfolios:

Table 7 – Provision for Credit Losses

	Years Ended December 31,
(In thousands)	2017	2016	2015
Originated Loans
Commercial and industrial	$5,273	$46,024	$36,860
Commercial real estate	2,623	2,378	1,791
Consumer	3,044	1,772	1,969
Small business	568	2,681	879
Total originated loans	11,508	52,855	41,499
ANCI Loans
Commercial and industrial	613	(169)	31
Commercial real estate	(139)	(85)	193
Consumer	126	225	17
Small business	(199)	(10)	144
Total ANCI	401	(39)	385
ACI Loans
Commercial and industrial	(3)	(2,073)	(1,536)
Commercial real estate	(747)	(904)	(966)
Consumer	(1,424)	(491)	(3,398)
Small business	—	—	—
Total ACI	(2,174)	(3,468)	(5,900)
Total Loans
Commercial and industrial	5,883	43,782	35,355
Commercial real estate	1,737	1,389	1,018
Consumer	1,746	1,506	(1,412)
Small business	369	2,671	1,023
Total provision for credit losses	$9,735	$49,348	$35,984

Our originated loan portfolio is categorized into specific risk segments that are subject to estimated loss rates according to their respective segment and risk rating. The primary driver of the originated ACL is the underlying credit quality of the loans, which have seen credit risk migration trends as the portfolio has become more seasoned and as our energy segments have experienced stress from lower oil and gas prices. However, credit quality has shown improvement during 2017 primarily through resolution of energy credits and acquired loans.  We recognized $9.7 million in provision during the year ended December 31, 2017, which included $11.5 million provision related to the originated portfolio. The $11.5 million in originated loan provision for the year ended December 31, 2017 is primarily attributable to loan growth within the originated Specialty Lending and CRE portfolios, as well as some credit migration within the General C&I and Consumer portfolios as these loan become more seasoned.

We recognized $49.4 million in provision during the year ended December 31, 2016, which included $52.9 million provision related to the originated portfolio. Of the $52.9 million in originated loan provision for the year ended December 31, 2016, approximately $29.0 million is attributable to our energy credits which includes a decrease in the December 31, 2016 energy credit ACL balance of $2.6 million to $24.6 million and net charge-offs of two energy credits totaling $31.6 million. The decrease of $2.6 million in the energy ACL resulted primarily from repayments on adversely classified energy credits and the positive migration of adversely classified energy credits that resulted from improvements in oil and gas prices in the latter part of 2016. An additional $12.2 million in provision is attributable to a single credit in the healthcare sector. The remaining provision of approximately $11.7 million is related to loan growth and normal credit migration.

The $36.0 million provision expense recorded for the year ended December 31, 2015 includes $41.5 million on the originated portfolio which is primarily due to credit migration in our energy-related credits.

The provision for credit losses (impairment reversal) on our ACI portfolio was $(2.2) million for the year ended December 31, 2017 compared to $(3.5) million for the year ended December 31, 2016. These amounts are primarily related to changes in credit quality and payments received in excess of expected cash flows in the residential real estate portfolio in 2017 and the C&I portfolio in 2016. The impairment reversal on our ACI portfolio was $(5.9) million for the year ended December 31, 2015. This amount includes impairment reversals primarily on the pay down of residential loans and the payoff of a significant specifically reviewed C&I loan.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of income generated from the services we provide our customers.

Year Ended December 31, 2017 Compared to December 31, 2016

Noninterest income totaled $99.9 million for the year ended December 31, 2017, compared to $88.4 million for the year ended December 31, 2016. This increase in revenue is attributable to investment advisory revenue, trust services income, service charges on deposits and credit-related fees.

The following table compares noninterest income for the years ended December 31, 2017 and 2016:

Table 8 – Noninterest Income

	Years Ended December 31,
(In thousands)	2017	2016	% Change
Investment advisory revenue	$20,517	$18,811	9.1%
Trust services revenue	19,264	16,109	19.6
Service charges on deposit accounts	15,272	13,793	10.7
Credit-related fees	12,166	10,729	13.4
Insurance revenue	7,378	7,717	(4.4)
Bankcard fees	7,310	7,270	0.6
Mortgage banking revenue	3,731	4,663	(20.0)
Other service fees earned	4,414	2,884	53.1
Total service fees and revenue	90,052	81,976	9.9
Securities (losses) gains, net	(146)	3,736	NM
Other	9,968	2,691	NM
Total other noninterest income	9,822	6,427	52.8
Total noninterest income	$99,874	$88,403	13.0%

NM—not meaningful.

Investment Advisory Revenue. Our investment advisory revenue is comprised largely of investment management and financial planning revenues generated through our subsidiary L&W. Investment advisory revenue increased $1.7 million, or 9.1%, to $20.5 million for the year ended December 31, 2017. The increase was primarily due to growth in assets under management due to both new customer origination and market improvements.

Trust Services Revenue. We earn fees from our customers for trust services. For the years ended December 31, 2017 and 2016, trust fees totaled $19.3 million and $16.1 million, an increase of $3.2 million, or 19.6%. The increase was related to customer expansion as assets under management per advisor increased during 2017.

Service Charges on Deposit Accounts. We earn fees from our customers for deposit-related services. For the year ended December 31, 2017, service charges and fees totaled $15.3 million, which is an increase of 10.7%, primarily due to an increase in account analysis fees.

Credit-Related Fees. Our credit-related fees primarily include fees related to credit advisory services and unfunded commitment fees. For the year ended December 31, 2017, credit-related fees increased 13.4% to $12.2 million compared to $10.7 million for the year ended December 31, 2016 primarily as a result of an increase in unfunded commitment, capital market and letter of credit fees.

Insurance Revenue. Our insurance revenue is comprised primarily of insurance commissions generated through our wholly-owned subsidiary, Cadence Insurance. Our insurance revenue of $7.4 million for the year ended December 31, 2017 decreased 4.4%, is the result of lower contingent commissions from insurance carriers and lower commercial premiums.

Bankcard Fees. Our bankcard fees are comprised primarily of ATM network fees and debit card revenue. Our bankcard fees of $7.3 million for the year ended December 31, 2017 increased 0.6% compared to the same period in 2016 primarily due to increased volume and customer expansion.

Mortgage Banking Revenue. Our mortgage banking revenue is comprised primarily of mortgage loan sales and servicing income. Our mortgage banking revenue of $3.7 million for the year ended December 31, 2017 decreased $0.9 million, or 20.0%, from the year ended December 31, 2016 due primarily to lower gains related to decreased volumes.

Other Service Fees. Our other service fees primarily include retail services fees. For the year ended December 31, 2017, other service fees totaled $4.4 million, which is an increase over the year ended December 31, 2016. The increase was primarily due to an increase in foreign exchange income.

Other Income. The increase in other income for year ended December 31, 2017 compared to the year ended December 31, 2016 is primarily related to the increase in equity investments in certain limited partnership investments, a one-time $1.1 million gain on the sale of the assets of a specialty insurance unit, gain on the sale of a commercial loan, partially offset by a decline in the estimated fair value of a net profits interests in oil and gas reserves due to lower forecasted production.

Year Ended December 31, 2016 Compared to December 31, 2015

Noninterest income totaled $88.4 million for the year ended December 31, 2016, compared to $79.9 million for the year ended December 31, 2015. This increase in revenue is attributable to investment advisory revenue, trust services income, service charges on deposits, insurance revenue and security gains.

The following table compares noninterest income for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
(In thousands)	2016	2015	% Change
Investment advisory revenue	$18,811	$17,681	6.4%
Trust services revenue	16,109	15,800	2.0
Service charges on deposit accounts	13,793	12,464	10.7
Credit-related fees	10,729	12,495	(14.1)
Insurance revenue	7,717	7,107	8.6
Bankcard fees	7,270	7,213	0.8
Mortgage banking revenue	4,663	4,384	6.4
Other service fees earned	2,884	2,293	25.8
Total service fees and revenue	81,976	79,437	3.2
Securities (losses) gains, net	3,736	1,171	NM
Other	2,691	(705)	NM
Total other noninterest income	6,427	466	NM
Total noninterest income	$88,403	$79,903	10.6%

NM—not meaningful.

Investment Advisory Revenue. Our investment advisory revenue is comprised largely of investment management and financial planning revenues generated through our subsidiary L&W. The 6.4% increase in investment advisory revenue for the year ended December 31, 2016, to $18.8 million was primarily due to growth in assets under management.

Trust Services Revenue. We earn fees from our customers for trust services. For the years ended December 31, 2016 and 2015, trust fees totaled $16.1 million and $15.8 million, an increase of $0.3 million, or 2.0%. The increase was primarily due to growth in Trust assets under management.

Service Charges on Deposit Accounts. We earn fees from our customers for deposit-related services. For the year ended December 31, 2016, service charges and fees totaled $13.8 million, which is an increase of 10.7%, primarily due to an increase in our core deposit base.

Credit-Related Fees. Our credit-related fees primarily include fees related to credit advisory services and unfunded commitment fees. For the year ended December 31, 2016, credit-related fees decreased 14.1% to $10.7 million compared to $12.5 million for the year ended December 31, 2015 primarily as a result of additional capital market and letter of credit fees recognized in 2015.

Insurance Revenue. Our insurance revenue is comprised primarily of insurance commissions generated through our wholly-owned subsidiary, Cadence Insurance. Our insurance revenue of $7.7 million for the year ended December 31, 2016 increased 8.6%, due to increased commission revenue.

Bankcard Fees. Our bankcard fees are comprised primarily of ATM network fees and debit card revenue. Our bankcard fees of $7.3 million for the year ended December 31, 2016 increased 0.8% compared to the same period in 2015 primarily due to increased volume.

Mortgage Banking Revenue. Our mortgage banking revenue is comprised primarily of mortgage loan sales and servicing income. The increase of $0.3 million, or 6.4%, from the year ended December 31, 2015 was primarily due to an increase in net gains from loans originated for sale.

Other Service Fees. Our other service fees primarily include retail services fees. For the year ended December 31, 2016, other service fees totaled $2.9 million, which is an increase over the year ended December 31, 2015. The increase was primarily due to an increase in foreign exchange income.

Noninterest Expenses

Year Ended December 31, 2017 Compared to December 31, 2016

Noninterest expense was $233.4 million for the year ended December 31, 2017, compared to $220.2 million for the year ended December 31, 2016. The increase of $13.2 million, or 6.0%, for the year ended December 31, 2017, compared to the same period in 2016 reflects increases in our growth while maintaining our broad efforts to manage expenses.

The following table compares noninterest expense for the years ended December 31, 2017 and 2016:

Table 9 – Noninterest Expense

	Years Ended December 31,
(In thousands)	2017	2016	% Change
Noninterest Expenses
Salaries and employee benefits	$139,118	$125,068	11.2%
Premises and equipment	28,921	27,982	3.4
Intangible asset amortization	4,652	6,532	(28.8)
Net cost of operation of other real estate owned	2,251	3,033	(25.8)
Data processing	7,590	6,280	20.9
Special asset expenses	1,156	1,788	(35.3)
Consulting and professional fees	9,090	6,728	35.1
Loan related expenses	2,379	3,114	(23.6)
FDIC insurance	4,275	7,228	(40.9)
Communications	2,837	2,656	6.8
Advertising and public relations	2,048	1,369	49.6
Legal expenses	4,178	2,721	53.5
Branch closure expenses	198	238	(16.8)
Other	24,663	25,443	(3.1)
Total	$233,356	$220,180	6.0%

Salaries and Employee Benefits. Salaries and employee benefit costs are the largest component of noninterest expense and include employee payroll expense, incentive compensation, health insurance, benefit plans and payroll taxes. Salaries and employee benefits increased $14.1 million, or 11.2%, for the year ended December 31, 2017, compared to 2016, largely due to short and long-term incentive costs as salary expense remained relatively level.  The increase in long-term incentive costs is related to achieving higher levels of performance targets and higher corporate valuation; the short-term incentive is related to business growth.  The following table provides additional detail of our salaries and employee benefits expense for the periods presented:

	Years Ended December 31,
(In thousands)	2017	2016
Salaries and employee benefits
Regular compensation	$82,475	$80,269
Incentive compensation	38,696	28,569
Taxes and employee benefits	17,947	16,230
Total salaries and employee benefits	$139,118	$125,068

Premises and Equipment. Rent, depreciation and maintenance costs comprise the majority of occupancy and equipment expenses, which increased $0.9 million, or 3.4%, for the year ended December 31, 2017, compared to the year ended December 31, 2016.  The increase includes the increase in certain maintenance costs and the effect of a one-time lease termination credit recognized in 2016.

Intangible Asset Amortization. In conjunction with our acquisitions, we recorded core deposit and other customer intangible assets of approximately $66.0 million, which are being amortized on an accelerated basis over a seven- to ten-year period.

Net Cost of Operation of Other Real Estate Owned. Net cost of operation of other real estate owned primarily represents our gains (losses) on other real estate owned, comprised of activity from the sale or write-down of foreclosed property. During the year ended December 31, 2017, we had net losses from the sale/write-down of foreclosed properties totaling $1.1 million, compared to $2.2 million for the year ended December 31, 2016. Our other costs of operations continue to decline as the volume and complexity of these properties diminishes. See “—Nonperforming Assets” for detail of foreclosed properties as of December 31, 2017.

Data Processing. Data processing expense for our operating systems totaled $7.6 million for the year ended December 31, 2017, compared to $6.3 million for the year ended December 31, 2016, an increase of 20.9%.  The increases reflect growth in our business as well as implementations and enhancement of various technologies.

Special Asset Expenses. Special asset expenses include costs incurred by our special assets group related to the management and resolution of our acquired loan portfolio. For the year ended December 31, 2017, special asset expenses were $1.2 million, a decrease of 35.3%. Our special asset expenses have been steadily declining and while these costs can fluctuate between periods, we expect these expenses to remain low in the foreseeable future.

Consulting and Professional Services. Professional services include consulting, audit and professional fees paid to external parties. For the year ended December 31, 2017, our consulting and professional services increased $2.4 million, or 35.1%, compared to the year ended December 31, 2016 as a result of the engagement of outside consultants related to regulatory compliance and additional costs of being a public company.

Loan-Related Expenses. Loan-related expenses include costs primarily for servicing and other costs related to our loan portfolio. For the year ended December 31, 2017, our loan-related expenses totaled $2.4 million, compared to $3.1 million for the year ended December 31, 2016. This decrease is related to insurance costs on serviced loans and may fluctuate between periods.

FDIC Insurance. We are subject to risk-based assessment fees by the FDIC for deposit insurance. For the years ended December 31, 2017 and 2016, FDIC insurance expense totaled $4.3 million and $7.2, respectively.  The decrease is due to the increase in our levels of capital and the reduction in our nonperforming loans and brokered deposits.

Communications. Communications expenses include expenses related to both voice and data communications. For the year ended December 31, 2017, our communications expenses increased $0.1 million, or 6.8%, to $2.8 million from $2.7 million for the year ended December 31, 2016, due to an increase in data communications services.

Advertising and Public Relations. Advertising and public relations expenses for the year ended December 31, 2017 increased $0.7 million, or 49.6%. Our advertising and public relations expenses are seasonal and can fluctuate between periods and increased related to overall business growth.

Legal Expenses. Our legal expenses include fees paid to outside counsel related to general legal matters as well as loan resolution in the acquired credit impaired loan portfolios. For the year ended December 31, 2017, our legal fees increased $1.5 million, or 53.5%, compared to the year ended December 31, 2016, primarily due to $2.7 million in legal costs associated with certain pre-acquisition related litigation and contingencies related to a legacy acquired bank.

Branch Closure Expenses. During 2017 and 2016, we incurred certain trailing costs related to branch closures.

Other. These expenses include costs for insurance, supplies, education and training, and other operations. For the year ended December 31, 2017, other noninterest expenses totaled $24.7 million compared to $25.4 million for the year ended December 31, 2016.

Year Ended December 31, 2016 Compared to December 31, 2015

Noninterest expense was $220.2 million for the year ended December 31, 2016, compared to $232.3 million for the year ended December 31, 2015. The decrease of $12.1 million, or 5.2%, for the year ended December 31, 2016, compared to the same period in 2015 reflects our initiatives to control costs in all areas of our company. Reductions in salary and employee benefits, premises and equipment, intangible asset amortization, special asset expenses, branch closure expenses and communications were the primary contributors to the cost reductions during 2016.

The following table compares noninterest expense for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
(In thousands)	2016	2015	% Change
Noninterest Expenses
Salaries and employee benefits	$125,068	$128,267	(2.5)%
Premises and equipment	27,982	29,781	(6.0)
Intangible asset amortization	6,532	8,428	(22.5)
Net cost of operation of other real estate owned	3,033	5,238	(42.1)
Data processing	6,280	6,092	3.1
Special asset expenses	1,788	3,000	(40.4)
Consulting and professional fees	6,728	5,671	18.6
Loan related expenses	3,114	3,745	(16.8)
FDIC insurance	7,228	5,027	43.8
Communications	2,656	3,249	(18.3)
Advertising and public relations	1,369	2,295	(40.3)
Legal expenses	2,721	3,159	(13.9)
Branch closure expenses	238	2,074	(88.5)
Other	25,443	26,306	(3.3)
Total	$220,180	$232,332	(5.2)%

Salaries and Employee Benefits. Salaries and employee benefit costs are the largest component of noninterest expense and include employee payroll expense, incentive compensation, health insurance, benefit plans and payroll taxes. Salaries and employee benefits decreased $3.2 million, or 2.5%, for the year ended December 31, 2016, compared to 2015, largely reflecting the sale of certain retail branches in the first and fourth quarters of 2015.

Premises and Equipment. Rent, depreciation and maintenance costs comprise the majority of occupancy and equipment expenses, which decreased $1.8 million, or 6.0%, for the year ended December 31, 2016, compared to the year ended December 31, 2015, due to the sale of certain retail branches in the first and fourth quarters of 2015.

Intangible Asset Amortization. In conjunction with our acquisitions, we recorded core deposit and other customer intangible assets of approximately $66.0 million, which are being amortized on an accelerated basis over a seven- to ten-year period.

Net Cost of Operation of Other Real Estate Owned. Net cost of operation of other real estate owned primarily represents our gains (losses) on other real estate owned, comprised of activity from the sale or write-down of foreclosed property. During the year ended December 31, 2016, we had net losses from the sale/write-down of foreclosed properties totaling $2.2 million, compared to $3.1 million for the year ended December 31, 2015. Our other costs of operations continue to decline as the volume and complexity of these properties diminishes. See “—Nonperforming Assets” for detail of foreclosed properties as of December 31, 2016.

Data Processing. Data processing expense for our operating systems totaled $6.3 million for the year ended December 31, 2016, compared to $6.1 million for the year ended December 31, 2015, an increase of 3.1%, which reflects our efforts to enhance the functionality of the internet banking platform used by our commercial customers.

Special Asset Expenses. Special asset expenses include costs incurred by our special assets group related to the management and resolution of our acquired loan portfolio. For the year ended December 31, 2016, special asset expenses were $1.8 million, a decrease of 40.4%. Our special asset expenses have been steadily declining and we expect these expenses to remain low in the foreseeable future.

Consulting and Professional Services. Professional services include consulting, audit and professional fees paid to external parties. For the year ended December 31, 2016, our consulting and professional services increased $1.1 million, or 18.6%, compared to the year ended December 31, 2015. This increase is primarily related to an increase in various professional fees.

Loan-Related Expenses. Loan-related expenses include costs primarily for servicing and other costs related to our loan portfolio. For the year ended December 31, 2016, our loan-related expenses totaled $3.1 million, compared to $3.8 million for the year ended December 31, 2015. This decrease is primarily related to loan servicing and other mortgage banking expenses as we moved our residential portfolio from an outside servicer into our internal loan servicing process.

FDIC Insurance. We are subject to risk-based assessment fees by the FDIC for deposit insurance. For the years ended December 31, 2016 and 2015, FDIC insurance expense totaled $7.2 million and $5.0, respectively, with the increase primarily due to higher nonperforming assets in the first quarter of 2016.

Communications. Communications expenses include expenses related to both voice and data communications. For the year ended December 31, 2016, our communications expenses declined $0.6 million, or 18.3%, to $2.7 million from $3.3 million for the year ended December 31, 2015. This decline was the primarily due to the Company’s upgrade of voice and data communication services and branch consolidation.

Advertising and Public Relations. Advertising and public relations expenses for the year ended December 31, 2016 decreased $0.9 million, or 40.3%. Our advertising and public relations expenses are seasonal and can fluctuate between periods.

Legal Expenses. Our legal expenses include fees paid to outside counsel related to general legal matters as well as loan resolution in the acquired credit impaired loan portfolios. For the year ended December 31, 2016, our legal fees decreased $0.4 million, or 13.9%, compared to the year ended December 31, 2015, primarily due to reduced litigation expenses.

Branch Closure Expenses. During 2016, we incurred certain trailing costs related to branch closures.

Other. These expenses include costs for insurance, supplies, education and training, and other operations. For the year ended December 31, 2016, other noninterest expenses totaled $25.4 million compared to $26.3 million for the year ended December 31, 2015.

Income Tax Expense

The Tax Cut and Jobs Act (‘Tax Reform”) enacted on December 22, 2017 reduced the federal U.S. federal statutory income tax rate from 35% to 21% effective January 1, 2018.  We recorded a one-time charge of $19.0 million in the fourth quarter of 2017, or $0.22 per share, to income tax expense related to Tax Reform which required a re-measurement of our deferred tax assets resulting from the lower corporate tax rate.

Income tax expense for the year ended December 31, 2017 was $80.6 million compared to $32.5 million and $20.1 million for the years ended December 31, 2016 and 2015, respectively. The effective tax rate was 44.1% for the year ended December 31, 2017 compared to 33.1% and 33.9% for the years ended December 31, 2016 and 2015, respectively. The increase in the effective tax rate for the year ended December 31, 2017 compared to the years ended December 31, 2016 and 2015 was due to the one-time tax charge, net of increases in tax-exempt securities income.  See Note 10 to the Consolidated Financial Statements and “— Critical Accounting Policies and Estimates” for additional disclosures and discussion regarding income taxes.

Our effective tax rate is impacted by pre-tax income, tax-exempt income, and the increase in the cash surrender value of bank-owned life insurance. The effective tax rate is also affected by discrete items that may occur in any given period, but are not consistent from period to period, which may impact the comparability of the effective tax rate between periods.

Financial Condition

The following table summarizes selected components of our balance sheet as of the periods indicated.

Table 10 – Financial Condition

	As of December 31,			Average Balance for the Year Ended December 31,
(In thousands)	2017	2016	2015	2017	2016	2015
Total assets	$10,948,926	$9,530,888	$8,811,511	$10,020,036	$9,271,629	$8,274,900
Total interest-earning assets	10,120,137	8,832,706	8,047,615	9,345,046	8,602,985	7,565,992
Total interest-bearing liabilities	7,239,564	6,507,506	6,155,463	6,714,907	6,419,582	5,763,558
Short-term and other investments	542,113	242,401	384,322	363,464	415,033	420,817
Securities available for sale	1,262,948	1,139,347	720,810	1,155,819	1,001,317	657,104
Loans, net of unearned income	8,253,427	7,432,711	6,916,520	7,825,763	7,186,635	6,488,071
Goodwill	317,817	317,817	317,817	317,817	317,817	317,817
Noninterest bearing deposits	2,242,765	1,840,955	1,534,433	1,965,070	1,688,405	1,407,089
Interest bearing deposits	6,768,750	6,175,794	5,452,918	6,221,711	5,966,897	5,348,871
Borrowings and subordinated debentures	470,814	331,712	702,545	493,196	452,685	414,687
Shareholders' equity	1,359,056	1,080,498	1,054,208	1,253,861	1,093,604	1,038,680

Investment Portfolio

Our available-for-sale securities portfolio increased $123.6 million, or 10.8%, to $1.26 billion at December 31, 2017, from $1.14 billion at December 31, 2016. At December 31, 2017, our investment security portfolio was 12.6% of our total interest-earning assets and produced an average taxable equivalent yield of 3.34% for the year ended December 31, 2017 compared to 2.93% and 2.75% the years ended December 31, 2016 and 2015, respectively.

The following table sets forth the fair value of the available-for-sale securities at the dates indicated:

Table 11 - Investment Portfolio

	As of December 31,			Percent Change	Percent Change
(In thousands)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Investment securities available for sale:
U.S. Treasury securities	$96,844	$96,785	$—	0.06%	100.0%
U.S. Agency securities	81,224	97,528	90,793	(16.72)	7.4
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS):
Residential pass-through:
Guaranteed by GNMA	106,027	153,153	280,190	(30.77)	(45.3)
Issued by FNMA and FHLMC	430,422	265,328	121,707	62.22	118.0
Other residential mortgage-backed securities	46,392	47,561	75,577	(2.46)	(37.1)
Commercial mortgage-backed securities	72,195	62,613	24,809	15.30	152.4
Total MBS	655,036	528,655	502,283	23.91	5.3
State, county and municipal securities	423,959	410,812	122,320	3.20	235.9
Other securities	5,885	5,567	5,414	5.71	2.8
Total investment securities available for sale	$1,262,948	$1,139,347	$720,810	10.85%	58.06%

See “—Maturity Distribution of Investment Securities,” for information regarding the contractual maturities and duration of our investment securities portfolio.

The following table summarizes the investment securities with unrealized losses at December 31, 2017 by aggregated major security type and length of time in a continuous unrealized loss position:

Table 12 – Investment Securities with Unrealized Losses

	December 31, 2017
	Less than 12 Months		More than 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily Impaired
U.S. Treasury securities	$—	$—	$96,844	$3,731	$96,844	$3,731
U.S. Agency securities	1,577	9	14,323	57	15,900	66
Mortgage-backed securities:
Residential pass-through	275,480	960	110,437	2,420	385,917	3,380
Other residential mortgage-backed securities	17,709	200	14,649	884	32,358	1,084
Commercial mortgage-backed securities	13,085	330	47,238	3,740	60,323	4,070
Total MBS	306,274	1,490	172,324	7,044	478,598	8,534
State, county and municipal securities	2,601	22	134,870	3,669	137,471	3,691
Equity securities	—	—	4,308	163	4,308	163
Total temporarily impaired securities	$310,452	$1,521	$422,669	$14,664	$733,121	$16,185

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

Loan Portfolio

We originate commercial and industrial loans, commercial real estate loans (including construction loans), residential mortgages and other consumer loans. A strong emphasis is placed on the commercial portfolio, consisting of commercial and industrial and commercial real estate loan types, with over 76% of the portfolio residing in these loan types as of December 31, 2017. Our commercial portfolio is further diversified by industry concentration and includes loans to clients in specialized industries, including restaurant, healthcare and technology. Additional commercial lending activities include energy, construction, general corporate loans, business banking and community banking loans. Mortgage, wealth management and retail make up the majority of the consumer portfolio.

The following tables present total loans outstanding by portfolio component and class of financing receivable as of December 31, 2016 through December 31, 2017. The tables below are presented using a risk-based perspective of the loan portfolio. Total loan balances include ANCI loans, originated loans and ACI loans combined. Subsequent tables present the ANCI, ACI and originated loans separately.

Table 13 – Loans by Portfolio Component

	Total Loans as of December 31,
(In thousands)	2017	2016	2015	2014	2013
Commercial and Industrial
General C&I	$2,746,454	$2,416,665	$2,383,348	$1,935,457	$1,426,509
Energy sector	935,371	939,369	1,067,990	1,088,691	794,550
Restaurant industry	1,035,538	864,085	626,197	513,368	400,981
Healthcare	416,423	445,103	461,903	392,731	281,405
Total commercial and industrial	5,133,786	4,665,222	4,539,438	3,930,247	2,903,445
Commercial Real Estate
Income producing	1,082,929	1,001,703	831,362	817,598	629,850
Land and development	75,472	71,004	64,546	82,974	109,111
Total commercial real estate	1,158,401	1,072,707	895,908	900,572	738,961
Consumer
Residential real estate	1,690,814	1,457,170	1,256,850	1,166,808	1,092,400
Other	74,922	68,689	93,293	98,331	94,926
Total consumer	1,765,736	1,525,859	1,350,143	1,265,139	1,187,326
Small Business Lending	221,855	193,641	151,342	120,478	55,420
Total (Gross of Unearned Discount and Fees)	8,279,778	7,457,429	6,936,831	6,216,436	4,885,152
Unearned Discount and Fees	(26,351)	(24,718)	(20,311)	(23,643)	(25,912)
Total (Net of Unearned Discount and Fees)	$8,253,427	$7,432,711	$6,916,520	$6,192,793	$4,859,240
Covered by FDIC Loss Sharing Agreements(1)	$—	$—	$189,152	$329,620	$468,864

	Total Originated Loans as of December 31,
(In thousands)	2017	2016	2015	2014	2013
Commercial and Industrial
General C&I	$2,665,860	$2,337,364	$2,272,750	$1,774,372	$1,183,105
Energy sector	935,371	939,369	1,067,990	1,088,682	794,227
Restaurant industry	1,035,538	864,085	626,197	513,368	395,946
Healthcare	408,665	434,663	446,792	376,297	249,061
Total commercial and industrial	5,045,434	4,575,481	4,413,729	3,752,719	2,622,339
Commercial Real Estate
Income producing	988,565	886,676	674,263	554,213	226,978
Land and development	74,049	67,555	57,239	53,894	68,302
Total commercial real estate	1,062,614	954,231	731,502	608,107	295,280
Consumer
Residential real estate	1,428,203	1,125,048	830,925	587,354	369,065
Other	71,472	59,819	84,821	81,438	76,414
Total consumer	1,499,675	1,184,867	915,746	668,792	445,479
Small Business Lending	210,214	184,483	140,047	106,475	47,047
Total (Gross of Unearned Discount and Fees)	7,817,937	6,899,062	6,201,024	5,136,093	3,410,145
Unearned Discount and Fees	(22,994)	(20,417)	(14,559)	(15,866)	(16,509)
Total (Net of Unearned Discount and Fees)	$7,794,943	$6,878,645	$6,186,465	$5,120,227	$3,393,636
Percent to total loans	94.44%	92.55%	89.44%	82.68%	69.84%

	Total ANCI loans as of December 31,
(In thousands)	2017	2016	2015	2014	2013
Commercial and Industrial
General C&I	$57,166	$47,592	$55,320	$81,808	$122,631
Energy sector	—	—	—	9	323
Restaurant industry	—	—	—	—	2,426
Healthcare	1,609	4,102	8,396	9,561	14,260
Total commercial and industrial	58,775	51,694	63,716	91,378	139,640
Commercial Real Estate
Income producing	14,503	18,354	27,185	52,661	87,149
Land and development	1,423	1,952	2,726	4,723	7,433
Total commercial real estate	15,926	20,306	29,911	57,384	94,582
Consumer
Residential real estate	112,669	145,747	190,794	273,222	343,370
Other	2,270	7,180	5,947	12,705	10,985
Total consumer	114,939	152,927	196,741	285,927	354,355
Small Business Lending	11,641	9,158	11,295	14,003	8,373
Total (Gross of Unearned Discount and Fees)	201,281	234,085	301,663	448,692	596,950
Unearned Discount and Fees	(3,357)	(4,301)	(5,752)	(7,777)	(9,403)
Total (Net of Unearned Discount and Fees)	$197,924	$229,784	$295,911	$440,915	$587,547
Percent to total loans	2.40%	3.09%	4.28%	7.12%	12.09%

	Total ACI loans as of December 31,
(In thousands)	2017	2016	2015	2014	2013
Commercial and Industrial
General C&I(2)	$23,428	$31,709	$55,278	$79,277	$120,773
Energy sector	—	—	—	—	—
Restaurant industry	—	—	—	—	2,609
Healthcare	6,149	6,338	6,715	6,873	18,084
Total commercial and industrial	29,577	38,047	61,993	86,150	141,466
Commercial Real Estate
Income producing	79,861	96,673	129,914	210,724	315,723
Land and development	—	1,497	4,581	24,357	33,376
Total commercial real estate	79,861	98,170	134,495	235,081	349,099
Consumer
Residential real estate	149,942	186,375	235,131	306,232	379,965
Other	1,180	1,690	2,525	4,188	7,527
Total consumer	151,122	188,065	237,656	310,420	387,492
Small Business Lending	—	—	—	—	—
Total (Gross of Unearned Discount and Fees)	260,560	324,282	434,144	631,651	878,057
Unearned Discount and Fees	—	—	—	—	—
Total (Net of Unearned Discount and Fees)	$260,560	$324,282	$434,144	$631,651	$878,057
Percent to total loans	3.16%	4.36%	6.28%	10.20%	18.07%

(1)

As of December 31, 2012, we had submitted to the FDIC under our loss sharing agreements in respect of the Superior transaction claims in excess of the first loss threshold of $347 million and had been reimbursed the 80% of the covered losses by the FDIC up to this initial threshold. Subsequent claims between $347 million and $504 million are not reimbursable under the loss share agreement. On January 5, 2016 a settlement agreement was finalized with the FDIC to end the loss share agreement at a nominal cost and we had no indemnification asset recorded as December 31, 2015.

(2)	This category for ACI loans includes all pooled commercial and industrial loans, which may contain certain energy, restaurant industry, healthcare or services loan types.

Commercial and Industrial. C&I loans increased by $468.6 million, or 10.0%, from December 31, 2016 to December 31, 2017, $594.3 million, or 13.1%, since December 31, 2015, and $1.2 billion, or 30.6%, since December 31, 2014. C&I loans represented 62.0% of our total loan portfolio at December 31, 2017, compared to 62.6% of total loans at December 31, 2016.

Approximately half of the originated commercial loan portfolio (combining C&I and CRE) consists of shared national credits, which vary by industry and geography. These transactions are generally relationship-based and have the potential for ancillary business. As of December 31, 2017, 91.3% of the shared national credit portfolio, or $2.7 billion, resides in the commercial and industrial segment of the loan portfolio, on a loan balance basis. The largest category of shared national credits is the Restaurant industry, representing 24% of the shared national credits portfolio, or $731 million as of December 31, 2017, compared to 24% of the shared national credits portfolio, or $663 million as of December 31, 2016. The next largest category of shared national credits is the Energy sector at 24% of all shared national credits, or $716 million, as of December 31, 2017, compared to 29% and $782 million as of December 31, 2016. The remaining amount of the shared national credit portfolio can be found in the services, healthcare and other categories and, to a lesser amount, the CRE segment of the loan portfolio. Additionally, all shared national credits are part of the originated loan portfolio.

A significant percentage, by ending principal balance, of our shared national credits customers are located within Texas at 43%, with the remaining in Alabama (6%), Florida (8%), Colorado (6%), California (5%) and all other states (32%).

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

General C&I. As of December 31, 2017 our general C&I category included the following types of loans: finance and insurance (16%), professional services (11%), commodities excluding energy (10%), media and telecom (9%), real estate (8%), manufacturing (8%), transportation (6%) and other (32%). Generally, C&I loans typically provide working capital, equipment financing and financing for expansion and are generally secured by assignments of corporate assets including accounts receivable, inventory and/or equipment.

Energy. Energy lending is an important part of our business and our energy team is comprised of experienced lenders with significant product expertise and long-standing relationships. Additionally, energy production and energy related industries are substantial contributors to the economies in the Houston metropolitan area and the state of Texas. As of December 31, 2017, energy loans outstanding totaled $935.4 million, or 11.3% of total loans compared to $939.4 million, or 12.6% as of December 31, 2016. We strive for a rigorous and thorough approach to energy underwriting and credit monitoring. As a result of the stress on oil and gas prices during the periods reported we have experienced downgrades, increased loan provisions and certain losses in the energy sector loans. As of December 31, 2017, we had an allowance for credit losses of $17.0 million for our energy loans, or 1.82% of the energy portfolio compared to $24.6 million, or 2.61% as of December 31, 2016. (See “—Provision for Credit Losses” and “—Allowance for Credit Losses”). The decrease was due to fewer nonperforming and criticized/classified energy credits. As of December 31, 2017, we had $42.8 million of nonperforming energy credits, of which more than 75% were current with their contractual terms compared to $113.4 million of nonperforming energy credits as of December 31, 2016. In addition, 11.5% of the energy portfolio was criticized or classified as of December 31, 2017 compared to 28.8% at December 31, 2016. We recorded recoveries of $519 thousand and charge-offs of $4.9 million on our energy portfolio during the year ended December 31, 2017. As presented in the following table our energy lending business is comprised of three areas: Exploration and Production (“E&P”), Midstream and Energy Services:

Table 14 – Energy Loans

	As of December 31,					As of December 31, 2017
(In thousands)	2017	2016	2015	2014	2013	Unfunded Commitments	Criticized/ Classified
Outstanding Balance
E&P	$278,171	$371,870	$520,798	$563,123	$462,959	$141,823	$68,786
Midstream	557,800	472,053	414,720	334,737	205,241	521,565	7,412
Energy Services	99,400	95,446	132,472	190,822	126,027	84,841	31,415
Total energy sector	$935,371	$939,369	$1,067,990	$1,088,682	$794,227	$748,229	$107,613
Percent to total loans	11.3%	12.6%	15.4%	17.5%	16.3%
Allocated ACL
E&P	$12,892	$13,018	$22,218	$2,544	$1,005
Midstream	1,582	5,878	2,402	1,856	616
Energy Services	2,509	5,657	2,481	7,626	1,653
Total allocated ACL	$16,983	$24,553	$27,101	$12,026	$3,274
ACL as a Percentage of Outstanding Balances
E&P	4.63%	3.50%	4.27%	0.45%	0.22%
Midstream	0.28	1.25	0.58	0.55	0.30
Energy Services	2.52	5.93	1.87	4.00	1.31
Total percentage	1.82%	2.61%	2.54%	1.10%	0.41%

E&P loans outstanding totaled $278.2 million and comprised approximately 30% of outstanding energy loans as of December 31, 2017 compared to $371.9 million, or 40% of outstanding energy loans as of December 31, 2016. E&P customers are primarily businesses that derive a majority of their revenues from the sale of oil and gas and whose credit needs require technical evaluation of oil and gas reserves. Emphasis for E&P is on high quality, independent producers with proven track records. Our E&P credit underwriting includes a combination of well-by-well analyses, frequent updates to our pricing decks and engaging energy engineers to actively monitor the portfolio and provide credit redeterminations, at a minimum, every six months. At least quarterly, and more frequently during periods of higher commodity price volatility, we adjust the base and sensitivity price decks on which we value our clients’ oil and gas reserves. Generally, we seek to follow the shape of the NYMEX strips for oil and natural gas, but at a discount to the strip. In periods of higher commodity prices, our discount from the strip is higher whereas in lower price periods our discount is lower. The price decks utilized in our engineering analysis are approved by our senior credit risk management committee. Borrowing base redeterminations occur every spring and fall, with the spring redeterminations completed prior to the end of the second quarter and fall determinations completed prior to the end of the fourth quarter. E&P unfunded commitments totaled $141.8 million as of December 31, 2017, or 51% of the outstanding balance to total unfunded commitments. Throughout the oil and gas downturn, a majority of our current clients raised outside capital, equitized a portion of their debt, and/or monetized some or all of their assets. Proceeds from these transactions were used to reduce debt, pre-fund capital programs, and/or to bolster their liquidity positions. We believe that our clients’ access to outside public and private capital to date has generally been good. In addition, the acquisitions and divestitures markets generally appear to continue to be open and available to our clients.

Midstream loans outstanding totaled $557.8 million and comprised approximately 60% of outstanding energy loans as of December 31, 2017 compared to $472.1 million, or approximately 50% of outstanding energy loans as of December 31, 2016. Midstream lending is generally to customers who handle the gathering, treating and processing, storage or transportation of oil and gas. These customers’ businesses are generally less price sensitive than other energy segments given the nature of their fee-based revenue streams. Underwriting guidelines for the Midstream portfolio generally require a first lien on all assets as collateral.

Energy Services loans outstanding totaled $99.4 million and comprised approximately 11% of outstanding energy as of December 31, 2017 compared to $95.4 million, or approximately 10% of outstanding energy loans, as of December 31, 2016. Energy Services lending targets oilfield service companies that provide equipment and services used in the exploration for and extraction of oil and natural gas. Customers consist of a wide variety of businesses, including production equipment manufacturers, chemical sales, water transfer, rig equipment and other early and late stage services companies. The Company expects that additions to the Energy Services portfolio in the current environment would be on a limited basis, with any new loans primarily issued for short-term working capital facilities.

Specialized lending. The following table includes our specialized lending portfolio as of the dates presented:

Table 15 – Specialty Lending

	Originated C&I Loans - Specialized Lending
	As of December 31,
(In thousands)	2017	2016	2015	2014	2013	Unfunded Commitments as of December 31, 2017
Specialized Industries
Restaurant industry	$1,035,538	$864,085	$626,197	$513,368	$395,946	$279,211
Healthcare	408,665	434,663	446,792	376,297	249,061	220,082
Technology	411,050	218,162	145,944	215,156	19,127	88,980
Total specialized industries	$1,855,253	$1,516,910	$1,218,933	$1,104,821	$664,134	$588,273

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

Commercial Real Estate. Commercial real estate (“CRE”) loans increased by $85.7 million, or 8.0%, since December 31, 2016 as compared to $262.5 million, or 29.3%, since December 31, 2015 and $257.8 million, or 28.6%, since December 31, 2014. CRE loans represented 14.0% of our total loan portfolio at December 31, 2017, compared to 14.4% of total loans at December 31, 2016. Commercial construction loans primarily reside in the Income Producing segment of CRE. Income Producing CRE includes non-owner occupied loans secured by commercial real estate, regardless of the phase of the loan (construction vs completed). All owner occupied CRE loans reside in the various C&I segments in which the underlying risk exists. All REITS and income producing types are included in the Income Producing CRE segment. Our CRE lending team is a group of experienced relationship managers focusing on construction and income producing property lending which generally have property and sponsors located in our geographic footprint. Following our acquisitions, we actively reduced this acquired portfolio over the past five years. We will continue to make CRE loans going forward, with attention on high credit quality and requirement for high equity ownership in the projects for originated loans. CRE loans are secured by a variety of property types, including multi-family dwellings, office buildings, industrial properties and retail facilities. This will be managed and monitored using concentration levels that are considered appropriate by management and the Board of Directors. As of December 31, 2017, the CRE loan types included multifamily (26%), office buildings (25%), retail (12%), industrial (6%), REIT (10%), A&D (5%), residential (4%) and other (12%).

Consumer. Consumer loans increased by $239.9 million, or 15.7%, from December 2016, by $415.6 million, or 30.8%, from December 31, 2015 and $500.6 million, or 39.6%, from December 31, 2014. Consumer loans represent 21.4% of total loans at December 31, 2017, compared to 20.5% of total loans at December 31, 2016. We originate residential real estate mortgages that are held for investment as well as held for sale in the secondary market. Approximately 15.1% of the consumer portfolio relates to acquired portfolios. New residential mortgage origination growth is primarily targeted to be in Texas going forward. Our originated consumer loan portfolio totaled $1.50 billion as of December 31, 2017, an increase of $314.8 million or 26.6% from December 31, 2016, an increase of $583.9 million or 63.8% from December 31, 2015 and an increase of $830.9 million or 124.2% since December 31, 2014.

Small Business. Small Business loans increased by $28.2 million, or 14.6% from December 31, 2016, $70.5 million, or 46.6% from December 31, 2015 and $101.4 million, or 84.2% from December 31, 2014. Small business loans represent 2.7% of the total loan portfolio at December 31, 2017, compared to 2.6% of total loans at December 31, 2016. The small business category is now defined as all commercial loans with a transactional exposure of $1.5 million or less and relationship exposure of $2.0 million or less. The limit was increased in the second quarter of 2014 from commercial loans with an exposure of $1.0 million or less. These loans are centrally underwritten in the Cadence Loan Center, using defined underwriting standards that are applied consistently throughout the category.

Concentrations of Credit. Our concentrations of credit are closely and consistently monitored by the Company. Individual concentration limits are assessed and established, as needed, on a quarterly basis and measured as a percentage of risk-based capital. All concentrations greater than 25% of risk-based capital require a concentration limit, which is monitored and reported to the board of directors on at least a quarterly basis. In addition to the loans categorized in the loan portfolio section, we manage concentration limits for leveraged loans, specialty chemical, and non-specialized enterprise value loans.

We evaluate the appropriateness of our underwriting standards in response to changes in national and regional economic conditions, including energy prices, interest rates, real estate values, and employment levels. Underwriting standards and credit monitoring activities are assessed and enhanced in response to changes in these conditions.

FDIC Indemnification. As part of our acquisition of the Superior franchise from the FDIC, we entered loss sharing agreements with the FDIC. Under the agreements, the FDIC was obligated to reimburse us for losses with respect to covered assets beginning with the first dollar of loss incurred at eighty percent (80%) on the first $347 million in covered losses, zero percent on the losses between $347 million and $504 million, then eighty percent (80%) of losses in excess of $504 million. The loss sharing agreements consisted of a single-family shared-loss agreement and a commercial and other loans shared-loss agreement. The single family shared-loss agreement provided for FDIC loss sharing and reimbursement to us for recoveries to the FDIC for ten years from April 15, 2011 for single-family residential loans. On January 5, 2016, a settlement agreement was finalized with the FDIC to end the loss share agreements at a nominal cost and we had no indemnification asset recorded as of December 31, 2015.

Asset Quality

We focus on asset quality strength through robust underwriting, proactive monitoring and reporting of the loan portfolio and collaboration between the lines of business, credit administration and enterprise risk management.

Credit risk is governed and reported up through the board of directors primarily through our senior credit risk management committee. The senior credit risk management committee reviews credit portfolio management information such as problem loans, delinquencies, concentrations of credit, asset quality trends, portfolio analysis, policy updates and changes, and other relevant information. Further, both senior loan committee and credit transition committee, the primary channels for credit approvals, report up through senior credit risk management committee. The senior loan committee generally approves all loans with relationship exposure greater than $5 million. Dual signature authority between the business unit and the credit officer is utilized for loan approvals below the $5 million threshold. Additionally, the credit transition committee manages all material credit actions for classified credits greater than $5 million. Our board of directors receives information concerning asset quality measurements and trends on at least a quarterly basis if not more frequently.

Credit policies have been established for each type of lending activity in which we engage, with a particular focus given to the commercial side of the Bank. Polices are evaluated and updated as needed based on changes in guidance and regulations as well as business needs of the Bank.

Each loan’s creditworthiness is assessed and assigned a risk rating, based on both the borrower strength (probability of default) as well as the collateral protection of the loan (loss given default). Risk rating accuracy and reporting are critical tools for monitoring the portfolio as well as determining the allowance for credit losses. Assigned risk ratings are periodically reviewed for accuracy and adjusted as appropriate for all relationships greater than $2.5 million.

Acquired Loans.

Loans acquired in acquisitions are initially recorded at fair value with no carryover of the related allowance for credit losses. The fair value of the loans is determined using market participant assumptions in estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest.

Under the accounting model for acquired loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield,” is accreted into interest income over the life of the loans using the effective yield method. Accordingly, acquired loans are not subject to classification as nonaccrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized and not to contractual interest payments. However, if the timing or amount of the expected cash flows cannot be reasonably estimated an ACI loan may be placed in nonaccruing status. The excess of an ACI loan’s contractually required payments over the cash flows expected to be collected is the nonaccretable difference. As such, charge-offs on acquired loans are first applied to the nonaccretable difference and then to any related allowance for credit losses recognized subsequent to the acquisition. A decrease in expected cash flows in subsequent periods may indicate that the ACI loan pool or specifically reviewed loan is impaired, which would require the establishment of an allowance for credit losses by a charge to the provision for credit losses.

Select asset quality metrics presented below distinguish between the originated, ANCI and ACI portfolios.

Nonperforming Assets. Nonperforming assets (“NPAs”) primarily consist of nonperforming loans and property acquired through foreclosures or repossession (or other real estate owned or “OREO”). The following tables present nonperforming assets and additional asset quality data for the dates indicated:

Table 16 – Nonperforming Assets

	As of December 31, 2017
(Recorded Investment in thousands)	Originated	ANCI	ACI	Total
Nonperforming loans ("NPLs"):
Commercial and industrial	$43,085	$—	$—	$43,085
Commercial real estate	—	—	225	225
Consumer	1,519	2,222	—	3,741
Small business	199	443	—	642
Total NPLs	44,803	2,665	225	47,693
Foreclosed OREO and other NPAs	15,973	187	6,805	22,965
Total nonperforming assets ("NPAs")	$60,776	$2,852	$7,030	$70,658
NPLs as a percentage of total loans	0.54%	0.03%	0.00%	0.58%
NPLs as a percentage of portfolio	0.57%	1.35%	0.09%
NPAs as a percentage of loans plus OREO/other NPAs	0.73%	0.03%	0.08%	0.85%
NPAs as a percentage of portfolio plus OREO/other NPAs	0.78%	1.44%	2.63%
NPAs as a percentage of total assets	0.56%	0.03%	0.06%	0.65%
Accruing 90 days or more past due	$773	$54	$16,988	$17,815

	As of December 31, 2016
(Recorded Investment in thousands)	Originated	ANCI	ACI	Total
Nonperforming loans ("NPLs"):
Commercial and industrial	$120,473	$125	$1,818	$122,416
Commercial real estate	—	341	1,845	2,186
Consumer	798	2,732	—	3,530
Small business	132	673	—	805
Total NPLs	121,403	3,871	3,663	128,937
Foreclosed OREO and other NPAs	19,425	127	17,679	37,231
Total nonperforming assets ("NPAs")	$140,828	$3,998	$21,342	$166,168
NPLs as a percentage of total loans	1.63%	0.05%	0.05%	1.73%
NPLs as a percentage of portfolio	1.76%	1.68%	1.13%
NPAs as a percentage of loans plus OREO/other NPAs	1.89%	0.05%	0.29%	2.22%
NPAs as a percentage of portfolio plus OREO/other NPAs	2.04%	1.74%	6.24%
NPAs as a percentage of total assets	1.48%	0.04%	0.22%	1.74%
Accruing 90 days or more past due	$331	$255	$18,364	$18,950

	As of December 31, 2015
(Recorded Investment in thousands)	Originated	ANCI	ACI	Total
Recorded investment in:
Nonperforming loans ("NPLs"):
Commercial and industrial	$54,974	$50	$8,210	$63,234
Commercial real estate	66	—	2,856	2,922
Consumer	108	2,737	—	2,845
Small business	90	744	—	834
Total NPLs	55,238	3,531	11,066	69,835
Foreclosed OREO and other NPAs	—	1,544	31,428	32,972
Total nonperforming assets ("NPAs")	$55,238	$5,075	$42,494	$102,807
NPLs as a percentage of total loans	0.80%	0.05%	0.16%	1.01%
NPLs as a percentage of portfolio	0.89%	1.19%	2.55%
NPAs as a percentage of loans plus OREO/other NPAs	0.79%	0.07%	0.61%	1.48%
NPAs as a percentage of portfolio plus OREO/other NPAs	0.89%	1.71%	9.13%
NPAs as a percentage of total assets	0.63%	0.06%	0.48%	1.17%
Accruing 90 days or more past due	$378	$1,068	$24,655	$26,101

	As of December 31, 2014
(Recorded Investment in thousands)	Originated	ANCI	ACI	Total
Recorded investment in:
Nonperforming loans ("NPLs"):
Commercial and industrial	$6,182	$70	$8,210	$14,462
Commercial real estate	2	25	5,506	5,533
Consumer	174	3,754	—	3,928
Small business	110	334	—	444
Total NPLs	6,468	4,183	13,716	24,367
Foreclosed OREO and other NPAs	—	2,565	44,895	47,460
Total nonperforming assets ("NPAs")	$6,468	$6,748	$58,611	$71,827
NPLs as a percentage of total loans	0.10%	0.07%	0.22%	0.39%
NPLs as a percentage of portfolio	0.13%	0.93%	2.17%
NPAs as a percentage of loans plus OREO/other NPAs	0.10%	0.11%	0.94%	1.15%
NPAs as a percentage of portfolio plus OREO/other NPAs	0.13%	1.52%	8.66%
NPAs as a percentage of total assets	0.08%	0.08%	0.74%	0.90%
Accruing 90 days or more past due	$324	$205	$53,041	$53,570

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

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, under the terms of the restructured loan. For the year ended December 31, 2017, approximately $7.3 million of contractual interest accrued on nonperforming loans was not recognized in earnings; however, approximately $1.5 million of contractual interest received was recognized on the cash basis. For the year ended December 31, 2016, approximately $8.2 million of contractual interest accrued on nonperforming loans was not recognized in earnings; however, approximately $1.1 million of contractual interest received was recognized on the cash basis.

Our nonperforming loans have decreased to 0.58% of our loan portfolio as of December 31, 2017 compared to 1.73% of our loan portfolio as of December 31, 2016, with the decrease primarily due to energy credits within our originated portfolio. As of December 31, 2017, $42.8 million, or 89.8%, of our nonperforming loans were in the energy portfolio, of which more than 75% were current under their contractual terms.

During early 2016, banking regulators revised their definition of nonaccrual for E&P loans as it relates to leverage, including second-lien debt, in which we do not participate. As a result, it has affected the nonaccrual status of certain loans in that portfolio. The following table includes our originated nonperforming loans and assets for the periods presented.

Table 17 – Originated Nonperforming Assets

	As of December 31,
(Recorded Investment in thousands)	2017	2016	2015	2014
Nonperforming loans ("NPLs"):
Commercial and industrial
Energy -E&P	$36,896	$95,453	$36,361	$—
- Midstream	—	10,689	1,580	—
- Service	5,926	7,242	9,818	6,182
Other commercial	263	7,089	7,215	—
Commercial real estate	—	—	66	2
Consumer	1,519	798	108	174
Small business	199	132	90	110
Total NPLs - originated portfolio	44,803	121,403	55,238	6,468
E&P - net profits interests	15,833	19,425
Foreclosed OREO	140	—	—	—
Total net profits interest and other nonperforming assets ("NPAs") - originated portfolio	15,973	19,425	—	—
Total nonperforming assets ("NPAs") - originated portfolio	$60,776	$140,828	$55,238	$6,468
NPLs as a percentage of total loans	0.54%	1.63%	0.80%	0.10%

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure and unutilized bank-owned properties. These properties, as held for sale properties, are initially recorded at fair value, less estimated costs to sell, on the date of foreclosure (establishing a new cost basis for the property). Subsequent to the foreclosure date the OREO is maintained at the lower of cost or fair value. Any write-down to fair value required at the time of foreclosure is charged to the allowance for credit losses. Subsequent gains or losses on other real estate owned resulting from either the sale of the property or additional valuation allowances required due to further declines in fair value are reported in other noninterest expense.

The balance of foreclosed OREO was $7.1 million as of December 31, 2017, compared to $17.9 million as of December 31, 2016, and with over 89% related to foreclosures resulting from our ACI loan portfolio. Approximately 28% of our foreclosed OREO, or $2.0 million, is comprised of single-family residential properties located in Alabama and Florida. OREO also included a $1.2 million commercial office building in Florida we foreclosed in the second quarter of 2017. A tract of undeveloped timber land in Florida was partially sold in the third and fourth quarters of 2017, leaving a fair value of $0.5 million as of December 31, 2017.  This land was foreclosed on in 2016 and had a fair value of $6.8 million as of December 31, 2016.  As of December 31, 2017, 2016 and 2015, there had been no additions to OREO resulting from foreclosure or repossession from a shared national credit. However, we did receive during the second and fourth quarters of 2016, $19.1 million in net profits interests (“NPIs”) in certain oil and gas reserves related to energy credit bankruptcies due to two energy portfolio shared national credits that were charged-off in 2016. We recorded the NPIs at estimated fair value using a discounted cash flow analysis applied to the expected cash flows from the producing developed wells. These NPIs are considered financial instruments and recorded at fair value and are subject to the volatility of oil and gas prices and other operational factors outside of our control. The balance of the NPIs was $15.8 million as of December 31, 2017, compared with $19.4 million as of December 31, 2016. The decrease was primarily attributable to a decline in the estimated fair value due to lower production forecasts for one of the NPIs. The following tables present the balances of our OREO and NPIs as of the dates indicated:

Table 18 – OREO

	December 31, 2017
(In thousands)	Originated	ANCI	ACI	Other	Total
Acquired through foreclosure
Land	$—	$—	$1,393	$—	$1,393
Residential property	140	164	2,392	—	2,696
Commercial property	—	23	3,020	—	3,043
Total foreclosed OREO	140	187	6,805	—	7,132
Unutilized bank-owned properties
Land	—	—	—	473	473
Total unutilized bank owned property	—	—	—	473	473
Total OREO	140	187	6,805	473	7,605
Other assets - net profits interests	15,833	—	—	—	15,833
Total OREO and other assets	$15,973	$187	$6,805	$473	$23,438

	As of December 31, 2016
(In thousands)	Originated	ANCI	ACI	Other	Total
Acquired through foreclosure
Land	$—	$—	$10,183	$—	$10,183
Residential property	97	104	4,937	—	5,138
Commercial property	—	23	2,559	—	2,582
Total foreclosed OREO	97	127	17,679	—	17,903
Unutilized bank-owned properties
Land	—	—	—	756	756
Commercial property	—	—	—	216	216
Total unutilized bank owned property	—	—	—	972	972
Total OREO	97	127	17,679	972	18,875
Other assets - net profits interests	19,425	—	—	—	19,425
Total OREO and other assets	$19,522	$127	$17,679	$972	$38,300

	As of December 31, 2015
(In thousands)	Originated	ANCI	ACI	Other	Total
Acquired through foreclosure
Land	$—	$187	$7,282	$—	$7,469
Residential property	—	1,334	12,429	—	13,763
Commercial property	—	23	11,717	—	11,740
Total foreclosed OREO	—	1,544	31,428	—	32,972
Unutilized bank-owned properties
Commercial property	—	—	—	3,012	3,012
Total unutilized bank owned property	—	—	—	3,012	3,012
Total OREO	—	1,544	31,428	3,012	35,984
Other assets - net profits interests	—	—	—	—	-
Total OREO and other assets	$—	$1,544	$31,428	$3,012	$35,984

Past Due 90 Days and Accruing. We classify certain loans with principal or interest past due 90 days or more as accruing loans if those loans are well secured and in the process of collection, or are specifically determined to be impaired as accruing loans. The bulk of the accruing 90 days or more past due loans reside in the ACI portfolio which approximately half consists of single family residential loans, the bulk of which are located in Florida and Alabama, with the remainder consisting of commercial real estate loans. These loans are monitored on a bi-weekly basis by both the lines of business and credit administration. As of December 31, 2017, 2016 and 2015, there were no shared national credits that were 90 days or more past due and accruing.

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

A modification is classified as a troubled debt restructuring (a “TDR”) if the borrower is experiencing financial difficulty and it is determined that we have granted a concession to the borrower. We may determine that a borrower is experiencing financial difficulty if the borrower is currently in default on any of its debt, or if it is probable that a borrower may default in the foreseeable future without the modification. Concessions could include reductions of interest rates at a rate lower than the current market rate for a new loan with similar risk, extension of the maturity date, reduction of accrued interest, principal forgiveness, forbearance, or other concessions. The assessments of whether a borrower is experiencing or will likely experience financial difficulty and whether a concession has been granted is highly subjective in nature, and management’s judgment is required when determining whether a modification is classified as a TDR.

All TDRs are reported as impaired. An impaired classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. Nonperforming loans and impaired loans have unique definitions. Some loans may be included in both categories, whereas other loans may only be included in one category. As of December 31, 2017 there were 4 shared national credit borrowers that were considered TDRs, totaling $24.8 million. As of December 31, 2016 there were 6 shared national credit borrowers that were considered TDRs, totaling $44.5 million. The following table summarizes our TDR activity for the years ended December 31, 2017, 2016 and 2015:

Table 19 - ANCI Loans and Originated Loans that were modified into TDRs

	For the Year Ended December 31,
	2017		2016		2015		2014
(In thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial
General C&I	2	$5,010	1	$5,496	3	$9,840	1	$2,773
Energy sector	—	—	5	$38,113	2	16,619	—	—
Restaurant industry	1	11,017	—	—	—	—	—	—
Total commercial and industrial	3	16,027	6	43,609	5	26,459	1	2,773
Consumer
Residential real estate	1	460	1	334	5	273	7	1,256
Other	1	279	1	200	1	306	—	—
Total consumer	2	739	2	534	6	579	7	1,256
Small Business Lending	1	138	1	552	—	—	1	176
Total	6	$16,904	9	$44,695	11	$27,038	9	$4,205

There were no TDRs experiencing payment default during the years ended December 31, 2017 and 2016.  For the year ended December 31, 2015, there were two small business lending loans with a combined recorded investment of $459 thousand experiencing payment default.  For the year ended December 31, 2014, there were two small business lending loans with a combined recorded investment of $1.1 million and a residential real estate loan of $101 thousand experiencing payment default.  Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 day past due status with respect to principal and/or interest payments.

ACI Loans that were modified into TDRs

There were no ACI loans modified in a TDR for the year ended December 31, 2017.  In the year ended December 31, 2016, there was one ACI loan modified in a TDR with a recorded investment of $954 thousand in income producing commercial real estate.  In the year ended December 31, 2015, there was one ACI loan modified in a TDR with a recorded investment of $625 thousand in income producing commercial real estate.  There were no TDRs experiencing payment default during the years ended December 31, 2017, 2016 and 2015.  Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 day past due status with respect to principal and interest payments.

Potential Problem Loans.

Potential problem loans represent loans that are currently performing, but for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. These loans are not included in the amounts of nonaccrual or restructured loans presented above. We cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, become restructured, or require increased allowance coverage and provision for credit losses. We have identified no credits as a potential problem loan at December 31, 2017. Any potential problem loans would be assessed for loss exposure consistent with the methods described in Notes 1 and 3 to our Consolidated Financial Statements.

We expect the levels of nonperforming assets and potential problem loans to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with our degree of success in resolving problem assets. We seek to take a proactive approach with respect to the identification and resolution of problem loans.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) is maintained at a level that management believes is adequate to absorb all probable losses on loans inherent in the loan portfolio as of the reporting date. Events that are not within the Company’s control, such as changes in economic factors, could change subsequent to the reporting date and could cause increases or decreases to the ACL. The amount of the allowance is affected by loan charge-offs, which decrease the allowance; recoveries on loans previously charged off, which increase the allowance; and the provision for credit losses charged to earnings, which increases the allowance. In determining the provision for credit losses, management monitors fluctuations in the ACL resulting from actual charge-offs and recoveries and reviews the size and composition of the loan portfolio in light of current and anticipated economic conditions (see “—Balance Sheet Drivers—Asset Quality” above and Notes 1 and 3 to the Consolidated Financial Statements).  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change.

Total ACL for the period ending December 31, 2017 was $87.6 million, or 1.06% on total loans (net of unearned discounts and fees) of $8.25 billion. This compares with $82.3 million on loans of $7.43 billion, or 1.11% at December 31, 2016, $79.8 million on loans of $6.92 billion, or 1.15% at December 31, 2015 and $53.5 million on loans of $6.19 billion, or 0.86% at December 31, 2014. The following tables present the allocation of the allowance for credit losses and the percentage of these loans to total loans. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb any losses in any category.

Table 20 – Allocation of Allowance for Credit Losses

	Allowance for Credit Losses				Percent of Loans in Each Category to Total Loans
	December 31,				December 31,
(In thousands)	2017	2016	2015	2014	2017	2016	2015	2014
Originated Loans
Commercial and industrial	$55,050	$54,213	$53,169	$24,825	60.94%	61.36%	63.63%	60.38%
Commercial real estate	9,850	7,205	4,825	3,156	12.83	12.80	10.55	9.78
Consumer	8,389	5,687	4,325	3,072	18.11	15.89	13.20	10.76
Small business	4,367	3,907	2,067	1,189	2.54	2.47	2.02	1.71
Total originated loans	77,656	71,012	64,386	32,242	94.42	92.52	89.40	82.63
ANCI Loans
Commercial and industrial	864	299	425	348	0.19	0.69	0.92	1.47
Commercial real estate	130	243	227	51	0.71	0.27	0.43	0.92
Consumer	85	131	105	277	1.39	2.05	2.84	4.60
Small business	317	305	306	799	0.14	0.12	0.16	0.23
Total ANCI	1,396	978	1,063	1,475	2.43	3.13	4.35	7.22
ACI Loans
Commercial and industrial	5	176	2,230	3,757	0.96	0.51	0.89	1.39
Commercial real estate	2,010	2,655	3,084	3,843	0.36	1.32	1.94	3.78
Consumer	6,509	7,447	9,020	12,203	1.83	2.52	3.42	4.98
Small business	—	—	—	—	—	—	—	—
Total ACI	8,524	10,278	14,334	19,803	3.15	4.35	6.25	10.15
Total Loans
Commercial and industrial	55,919	54,688	55,824	28,930	62.01	62.56	65.44	63.24
Commercial real estate	11,990	10,103	8,136	7,050	13.98	14.39	12.92	14.48
Consumer	14,983	13,265	13,450	15,552	21.33	20.46	19.46	20.34
Small business	4,684	4,212	2,373	1,988	2.68	2.59	2.18	1.94
Total allowance for credit losses	$87,576	$82,268	$79,783	$53,520	100.00%	100.00%	100.00%	100.00%

Originated ACL. The ACL on our originated loan portfolio totaled $77.7 million, or 1.00% on loans of $7.79 billion as of December 31, 2017 compared to $71.0 million, or 1.03% on loans of $6.88 billion, $64.4 million, or 1.04% on loans of $6.2 billion, and $32.2 million, or 0.63% on loans of $5.1 billion, for the periods ended December 31, 2016, 2015 and 2014, respectively. The primary driver of the originated ACL is the underlying credit quality of the loans, which has migrated as the portfolio has become more seasoned in addition to the stress on our energy portfolio due to decline in oil and gas prices. However, credit quality has shown improvement during 2017 primarily through resolution of energy credits and acquired loans. Our loans are categorized into specific risk segments and are subject to loss rates according to their segment and risk rating. As December 31, 2017, $55.1 million, or 70.9% of our originated ACL is attributable to our C&I loan segment compared to $54.2 million, or 76.3%, $53.2 million, or 82%, and $24.8 million, or 77%, as of December 31, 2016, 2015 and 2014, respectively.  The ACL as a percentage of the C&I portfolio has decreased to 1.10% as of December 31, 2017 from 1.19% as of December 31, 2016, 1.21% as of December 31, 2015 and 0.66% as December 31, 2014. The decrease in the level of ACL as a percentage of C&I loans as of December 31, 2017 from December 31, 2016 is primarily the result a decline in the amount of criticized/classified loans in the Energy Sector and $4.9 million in net charge-offs, which were somewhat offset by overall loan growth and the migration of a few credits within the criticized status in the General C&I portfolio.

The level of criticized and classified loans in the C&I portfolio is presented in the following tables.

Table 21 –Criticized and Classified Originated C&I Loans

	As of December 31, 2017
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized / Classified
Originated Loans
Commercial and Industrial
General C&I	$80,550	$41,309	$—	$121,859
Energy Sector	—	99,979	7,634	107,613
Restaurant industry	4,536	12,505	—	17,041
Healthcare	—	71	—	71
Total	$85,086	$153,864	$7,634	$246,584

	As of December 31, 2016
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized / Classified
Originated Loans
Commercial and Industrial
General C&I	$36,419	$26,968	$—	$63,387
Energy Sector	30,433	239,457	789	270,679
Restaurant industry	16,169	—	—	16,169
Healthcare	9,479	—	—	9,479
Total	$92,500	$266,425	$789	$359,714

	As of December 31, 2015
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized / Classified
Originated Loans
Commercial and Industrial
General C&I	$14,056	$42,705	$—	$56,761
Energy Sector	104,781	241,032	—	345,813
Restaurant industry	25,313	—	—	25,313
Healthcare	212	5,097	—	5,309
Total	$144,362	$288,834	$—	$433,196

	As of December 31, 2014
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized / Classified
Originated Loans
Commercial and Industrial
General C&I	$991	$33	$—	$1,024
Energy Sector	9,467	19,670	—	29,137
Restaurant industry	13,372	—	—	13,372
Healthcare	—	—	—	—
Total	$23,830	$19,703	$—	$43,533

As of December 31, 2017, $9.9 million, or 12.7% of our originated ACL is attributable to the CRE loan segment compared to $7.2 million, or 10.1%, as of December 31, 2016. The ACL as a percentage of the CRE portfolio has increased to 0.93% as of December 31, 2017 from 0.76% as of December 31, 2016, primarily as a result of some credit migration within pass ratings as well as additional qualitative adjustments added related to the size of the portfolio.

In addition to quantitative elements, certain qualitative and environmental factors are also considered at management’s discretion, which are generally based on a combination of internal and external factors and trends. At December 31, 2017, these factors totaled $7.6 million and accounted for approximately 9.8% of the originated ACL compared to $16.7 million, or 23.5%, as of December 31, 2016, with the most significant consideration being the stress on the energy industry from the volatility of oil and gas prices, and the amount of losses realized in the energy portfolio in 2016 and 2015. However, considering the declining stress in the energy industry and improvements in our Energy Sector credit quality the qualitative and environmental reserves allocated to this portfolio declined to $4.5 million at December 31, 2017 from $16.0 million as of December 31, 2016.

Two “Category 4” hurricanes moved through our geographic footprint during the third quarter of 2017. Hurricane Harvey made landfall in Texas in late August and Hurricane Irma hit Florida in early September. Based on our outreach to and analysis of our commercial customers, most with robust business continuity and disaster recovery plans, we have not identified any expected losses in the commercial portfolio to date. Based on our outreach to and analysis of our mortgage customers in the impacted areas, and in consideration of factors that increase the risks associated with these mortgages, we concluded that increasing reserves by approximately $2.0 million was appropriate as of September 30, 2017. We reversed this reserve in the fourth quarter 0f 2017 as we concluded there were no significant losses incurred in the consumer residential portfolio related to these Hurricanes.

As of December 31, 2017 and 2016, $34.6 million, or 44.6% and $31.7 million, or 45.7%, respectively of the total originated ACL, was attributable to shared national credits. During the year ended December 31, 2017 we recorded $4.9 million charge-offs primarily related to three E&P credits that are shared national credit. During 2016, we recorded gross charge-offs of two energy portfolio credits totaling $32.9 million that were shared national credits. The ACL is estimated based on the underlying credit quality of the loan, primarily based on its risk segment and risk rating. This methodology is consistent whether or not a loan is a shared national credit.

The following table includes the charge-off and recoveries on our originated portfolio for the periods presented:

Table 22 –Originated Charge-offs and Recoveries

	Originated Charge-offs and Recoveries
	Year Ended December 31,
(In thousands)	2017	2016	2015	2014
Charge-offs:
Commercial and industrial
Energy
—E&P	$4,882	$32,893	$3,200	$—
—Midstream	—	—	617	—
—Services	—	—	4,699	—
Healthcare	—	12,207	—	—
Other commercial	250	1,268	—	843
Commercial real estate	—	—	123	—
Consumer	456	634	936	662
Small business	157	841	—	-
Total charge-offs	5,745	47,843	9,575	1,505
Recoveries:
Commercial and industrial (primarily E&P)	696	1,386	—	—
Commercial real estate	23	3	—	—
Consumer	114	225	220	309
Small business	50	—	—	—
Total recoveries	883	1,614	220	309
Net charge-offs	$4,862	$46,229	$9,355	$1,196

ANCI ACL. The ACL on our ANCI loans totaled $1.4 million on $197.9 million in loans, or 0.71% at December 31, 2017, compared to $1.0 million, or 0.43%, $1.1 million, or 0.36%, and $1.5 million, or 0.33%, at December 31, 2016, 2015 and 2014, respectively. The increase in the ANCI reserve between December 31, 2016 and December 31, 2017 is related to a single credit that migrated to criticized status during the second quarter of 2017. ANCI loans were recorded at fair value at the date of each acquisition and are pooled for ACL assessment based on risk segment, with the majority of the ANCI loans within the consumer residential category. Any net shortage of credit mark indicates the need for an allowance on that segment of loans with certain loans individually reviewed for specific impairment.

ACI ACL. The ACL on our ACI loans totaled $8.5 million on $260.6 million in loans, or 3.27%, at December 31, 2017, compared to $10.3 million, or 3.17%  $14.3 million, or 3.30%, and $19.8 million, or 3.14%, at December 31, 2016, 2015 and 2014, respectively.  At the time of our acquisitions, we estimated the fair value of the total acquired loan portfolio by segregating the portfolio into loan pools with similar characteristics and certain specifically-reviewed non-homogeneous loans. The similar characteristics used to establish the pools included:

•	risk rating;
•	the loan type based on regulatory reporting guidelines; namely whether the loan was a residential, construction, consumer, or commercial loan; and
•	the nature of collateral.

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

The largest component of our ACI ACL is attributable to our consumer category, primarily first and second-lien residential loans, that represents 76.4% of the ACI ACL at December 31, 2017 compared to 72.5%, of the ACI ACL at December 31, 2016. This component of the ACL has declined $0.9 million to $6.5 million since December 31, 2016 due to impairment reversals on the residential pools, largely driven by loan pay-offs.

The commercial real estate component comprises 23.6% of the ACI ACL at December 31, 2017 and has decreased $0.6 million to $2.0 million since December 31, 2016.

The following is a summary rollforward of the activity in the ACI ACL and the accretable discount for the periods presented:

Table 23 – ACI ACL and Accretable Discount

	ACI ACL(1)			Accretable Discount(2)
	Years Ended December 31,			Years Ended December 31,
(In Millions)	2017	2016	2015	2017	2016	2015
Balance at beginning of period	$10,278	$14,334	$19,803	$98,728	$122,791	$163,631
Interest accretion	—	—	—	(23,303)	(30,870)	(46,042)
Maturities/payoffs/foreclosure	—	—	—	(10,949)	(12,604)	(25,486)
Net impairment reversal	(2,174)	(3,468)	(5,900)	—	—	—
Net recoveries (charge-offs)	420	(588)	431	(129)	(286)	(183)
Transfer from nonaccretable discount	—	—	—	14,075	19,697	30,871
Balance at end of period	$8,524	$10,278	$14,334	$78,422	$98,728	$122,791

(1)	See below for a rollforward of the ACI ACL by portfolio component.
(2)	See “Results of Operations—Net Interest Income” and Notes 1 and 3 to the Consolidated Financial Statements, respectively for additional disclosure regarding the accretable discount.

For the year ended December 31, 2017, we had transfers from the non-accretable discount to the accretable discount of $14.1 million compared to $19.7 million and $30.9 million for the years ended December 31, 2016 and 2015, respectively. Estimated expected cash flows at the fourth quarter re-estimation date of October 31, 2017 totaled $358 million compared to $455 million and $586 million for the re-estimation dates of October 31, 2016 and 2015, respectively.

As of December 31, 2017, the accretable discount on our residential real estate portfolio was $47.8 million, or 60.9%, of the total accretable discount, with the related residential pools having an average life between two and six years. The average life of our remaining non-residential pools and specifically-reviewed loans is generally less than four years.

The largest component of our ACI ACL is our consumer category that primarily includes our acquired residential loans and represents 76.4% of the ACI ACL at December 31, 2017. This component of the ACL has declined $0.9 million to $6.5 million since December 31, 2016 because of impairment reversals on the residential pools primarily as loans have paid-off. A significant portion of this allowance is related to a second lien pool.

The commercial real estate component comprises 23.6% of the ACI ACL at December 31, 2017 and has decreased $0.6 million to $2.0 million since December 31, 2016 primarily due to pay downs.

The commercial and industrial component comprises less than 1% of the ACI ACL at December 31, 2017 and has decreased $0.2 million to $5 thousand since December 31, 2016 primarily due to an impairment reversal related to a recovery of a pooled loan.

The following table summarizes certain information with respect to our ACL on the total loan portfolio and the composition of charge-offs and recoveries for the periods indicated. Subsequent tables present this information separately for the originated, ANCI and ACI portfolios:

Table 24 – Allowance for Credit Losses Loans Roll-forward

	Total Loans
	Year Ended December 31,
(In thousands)	2017	2016	2015	2014
Allowance for credit losses at beginning of period	$82,268	$79,783	$53,520	$44,269

Charge-offs	(6,871)	(49,302)	(10,734)	(9,307)
Recoveries	2,444	2,439	1,013	4,440
Provision for credit losses	9,735	49,348	35,984	14,118
Allowance for credit losses at end of period	$87,576	$82,268	$79,783	$53,520

Loans at end of period, net of unearned income	$8,253,427	$7,432,711	$6,916,520	$6,192,793
Average loans, net of unearned income	7,825,763	7,186,635	6,488,071	5,430,270
Ratio of ending allowance to ending loans	1.06%	1.11%	1.15%	0.86%
Ratio of net charge-offs to average loans	0.06	0.65	0.15	0.09
Net charge-offs as a percentage of:
Provision for credit losses	45.48	94.96	27.01	34.47
Allowance for credit losses	5.06	56.96	12.18	9.09
Allowance for credit losses as a percentage of nonperforming loans	183.62	63.80	114.25	219.64

	Originated Loans
	Year Ended December 31,
(In thousands)	2017	2016	2015	2014
Allowance for credit losses at beginning of period	$71,012	$64,386	$32,242	$14,963
Charge-offs	(5,746)	(47,843)	(9,575)	(1,505)
Recoveries	882	1,614	220	309
Provision for credit losses	11,508	52,855	41,499	18,475
Allowance for credit losses at end of period	$77,656	$71,012	$64,386	$32,242

Loans at end of period, net of unearned income	$7,794,943	$6,878,645	$6,186,465	$5,120,227
Ratio of ending allowance to ending loans	1.00%	1.03%	1.04%	0.63%
Net charge-offs as a percentage of:
Provision for credit losses	42.27	87.47	22.55	6.47
Allowance for credit losses	6.26	65.28	14.53	3.71
Allowance for credit losses as a percentage of nonperforming loans	173.33	58.49	116.56	498.48

	ANCI Loans
	Year Ended December 31,
(In thousands)	2017	2016	2015	2014
Allowance for credit losses at beginning of period	$978	$1,063	$1,475	$2,091
Charge-offs	(618)	(367)	(1,001)	(2,749)
Recoveries	635	321	204	467
Provision for credit losses	401	(39)	385	1,666
Allowance for credit losses at end of period	$1,396	$978	$1,063	$1,475

Loans at end of period, net of unearned income	$197,924	$229,784	$295,911	$440,915
Ratio of ending allowance to ending loans	0.71%	0.43%	0.36%	0.33%
Net charge-offs (recoveries) as a percentage of:
Provision for credit losses	(4.24)	(115.38)	206.49	136.97
Allowance for credit losses	(1.22)	4.61	74.65	154.71
Allowance for credit losses as a percentage of nonperforming loans	52.38	25.29	30.16	35.26

	ACI Loans
	Year Ended December 31,
(In thousands)	2017	2016	2015	2014
Allowance for credit losses at beginning of period	$10,278	$14,334	$19,803	$27,215
Charge-offs	(507)	(1,092)	(158)	(5,053)
Recoveries	927	504	589	3,664
Provision for credit losses	(2,174)	(3,468)	(5,900)	(6,023)
Allowance for credit losses at end of period	$8,524	$10,278	$14,334	$19,803

Loans at end of period, net of unearned income	$260,560	$324,282	$434,144	$631,651
Ratio of ending allowance to ending loans	3.27%	3.17%	3.30%	3.14%
Net charge-offs (recoveries) as a percentage of:
Provision for credit losses	19.32	(16.96)	7.31	(23.06)
Allowance for credit losses	(4.93)	5.71	(3.01)	7.01
Allowance for credit losses as a percentage of nonperforming loans	NM	280.59	129.53	144.38

NM—not meaningful.

Deposits. Our strategy is to fund asset growth primarily with customer deposits in order to maintain a stable liquidity profile and a more competitive cost of funds. We categorize deposits as brokered and non-brokered consistent with the banking industry. All customer deposits are non-brokered. The following table illustrates the growth in our deposits during the periods indicated:

Table 25 – Deposits

				Percent to Total
	December 31,			December 31,			Percentage Change
(In thousands)	2017	2016	2015	2017	2016	2015	2017 vs 2016	2016 vs 2015
Noninterest-bearing demand	$2,242,765	$1,840,955	$1,534,443	24.9%	23.0%	22.0%	21.8%	20.0%
Interest-bearing demand	4,675,109	4,541,412	3,947,181	51.9	56.6	56.5	2.9	15.1
Savings	177,304	180,687	174,642	2.0	2.3	2.5	(1.9)	3.5
Time deposits less than $100,000	869,783	605,579	579,417	9.7	7.6	8.3	43.6	4.5
Time deposits greater than $100,000	1,046,554	848,116	751,678	11.6	10.5	10.8	23.4	12.8
Total deposits (including brokered)	$9,011,515	$8,016,749	$6,987,361	100.0%	100.0%	100.0%	12.4%	14.7%

Total brokered deposits	$796,734	$1,041,858	$887,183	8.8%	13.0%	12.7%	(23.5)%	17.4%

Non-brokered deposit growth primarily resulted from organic customer acquisition with a key focus on the expansion of commercial deposit relationships and treasury management services.

The following table sets forth our average deposits and the average rates expensed for the periods indicated:

	Year Ended December 31,
	2017		2016		2015
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
(In thousands)	Outstanding	Paid	Outstanding	Paid	Outstanding	Paid
Noninterest-bearing demand	$1,965,070	-%	$1,688,405	-%	$1,407,089	-%
Interest-bearing deposits
Interest-bearing demand	4,360,252	0.62	4,122,667	0.45	3,850,261	0.33
Savings	181,500	0.25	178,397	0.24	201,435	0.22
Time deposits	1,679,959	1.32	1,665,833	1.03	1,297,175	0.98
Total interest bearing deposits	6,221,711	0.80	5,966,897	0.59	5,348,871	0.48
Total average deposits	$8,186,781	0.61%	$7,655,302	0.46%	$6,755,960	0.38%

Borrowings

The following is a summary of our borrowings for the periods indicated:

Table 26 – Borrowings

	December 31,
(In thousands)	2017	2016
Summary of Borrowings
Securities sold under repurchase agreements	$1,026	$3,494
Advances from FHLB	150,000	—
Senior debt	184,629	193,788
Subordinated debt	98,687	98,441
Junior subordinated debentures	36,472	35,989
Total borrowings	$470,814	$331,712
Average total borrowings - YTD	$493,196	$452,685

The increase in advances from the FHLB are short-term and matured in January 2018.

Our securities sold under agreements to repurchase generally mature within one to seven days from the transaction date. Securities underlying the repurchase agreements remain under the control of the Bank.

On June 16, 2014, we completed a $245 million unregistered multi-tranche debt transaction and, in March 2015, we completed an unregistered $50 million debt transaction ($10 million senior; $40 million subordinated). These transactions enhanced our liquidity and the Bank’s capital levels to support balance sheet growth. Details of the debt transaction are as follows (in thousands):

Table 27 – Senior and Subordinated Debt

	As of December 31,
	2017	2016
Senior debt
5-year senior holding company note, interest rate 4.875%, due June 28, 2019	$135,000	$135,000
7-year senior holding company note, interest rate 5.375%, due June 28, 2021	50,000	50,000
4-year senior holding company note, interest rate 4.875%, due June 28, 2019	10,000	10,000
Total senior debt	$195,000	$195,000
Subordinated debt
15-year, 10-year callable, subordinated holding company note, interest rate 7.250%, due June 28, 2029	$35,000	$35,000
15-year, 10-year callable, subordinated Bank note, interest rate 6.250%, due June 28, 2029	25,000	25,000
10-year, 5-year callable, subordinated holding company note, interest rate 6.5000% until March 2020, variable rate at 3-month LIBOR plus 4.663% until maturity of March 2025	40,000	40,000
Total subordinated debt	$100,000	$100,000

The senior transactions completed in 2014 were structured as 5- and 7-year maturities to provide holding company liquidity and to stagger our debt maturity profile. The $25 million and $35 million subordinated debt transactions were structured with a 15-year maturity, 10-year call provision, and fixed-to-floating rate notes in order to maximize both regulatory capital treatment and flexibility. The $40 million subordinated debt transaction was structured with a 10-year maturity and a 5-year call provision. The senior transaction completed in March, 2015 includes a 4-year maturity. The subordinated debt structure is designed to achieve full Tier 2 capital treatment for 10 years.

In conjunction with our acquisitions of Cadence and Encore, we assumed certain junior subordinated debentures, which were marked to their fair value as of the acquisition dates. The related mark is being amortized over the remaining term of the junior subordinated debentures. The following is a list of our junior subordinated debt as of the dates indicated:

Table 28 – Junior Subordinated Debentures

	As of December 31,
	2017	2016
(In thousands)
Junior Subordinated Debentures
3-month LIBOR plus 2.85% junior subordinated debentures, due 2033	$30,000	$30,000
3-month LIBOR plus 2.95% junior subordinated debentures, due 2033	5,155	5,155
3-month LIBOR plus 1.75% junior subordinated debentures, due 2037	15,464	15,464
Total par value	50,619	50,619
Purchase accounting adjustment, net of amortization	(14,147)	(14,630)
Total junior subordinated debentures	$36,472	$35,989

Shareholders’ Equity

Tangible Common Equity

As of December 31, 2017, our ratio of shareholders’ equity to total assets was 12.41%, as compared to 11.34% and 11.96% as of December 31, 2016 and 2015, respectively. Our shareholders’ equity increased in 2017 as a result of earnings and our initial public offering. Our tangible common equity ratio was 9.71% as of December 31, 2017 compared to 8.13% and 8.44%, respectively as of December 31, 2016 and 2015. We believe that this non-GAAP financial measure provides investors with information useful in understanding our financial performance and, specifically, our capital position. The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less goodwill and other intangible assets, net, and tangible assets are total assets less goodwill and other intangible assets, net. The following table provides a reconciliation of tangible common equity to GAAP total common shareholders’ equity and tangible assets to GAAP total assets:

Table 29 – Tangible Assets / Tangible Common Equity Ratio

	As of December 31,
(In thousands)	2017	2016	2015
Shareholders’ equity	$1,359,056	$1,080,498	$1,054,208
Less: Goodwill and other intangible assets, net	(328,040)	(332,691)	(339,223)
Tangible common shareholders’ equity	1,031,016	747,807	714,985
Total assets	10,948,926	9,530,888	8,811,511
Less: Goodwill and other intangible assets, net	(328,040)	(332,691)	(339,223)
Tangible assets	$10,620,886	$9,198,197	$8,472,288
Tangible common equity ratio	9.71%	8.13%	8.44%

Regulatory Capital

We are subject to regulatory capital requirements that require us to maintain certain minimum common equity Tier 1 capital, Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. At December 31, 2017, our capital ratios exceeded these requirements (see “Borrowing” above for details regarding subordinated debt). Our actual regulatory capital amounts and ratios at December 31, 2017 are presented in the following table:

Table 30 – Regulatory Capital Amounts and Ratios

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
December 31, 2017
Tier 1 leverage	$1,096,438	10.7%	$1,198,234	11.7%
Common equity tier 1 capital (transitional)	1,058,888	10.6	1,149,181	11.5
Tier 1 risk-based capital	1,096,438	10.9	1,198,234	12.0
Total risk-based capital	1,283,561	12.8	1,311,376	13.1
The minimum amounts of capital and ratios established by banking regulators are as follows:
Tier 1 leverage	$410,770	4.0%	$410,743	4.0%
Common equity tier 1 capital (transitional)	450,951	4.5	450,874	4.5
Tier 1 risk-based capital	601,269	6.0	601,165	6.0
Total risk-based capital	801,691	8.0	801,553	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	$513,429	5.0%
Common equity tier 1 capital (transitional)	N/A	N/A	651,262	6.5
Tier 1 risk-based capital	N/A	N/A	801,553	8.0
Total risk-based capital	N/A	N/A	1,001,941	10.0

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

As of December 31, 2017, all of our liquidity measures were within our established guidelines.

The goal of liquidity management is to ensure that we maintain adequate funds to meet changes in loan demand or any deposit withdrawals. Additionally, we strive to maximize our earnings by investing our excess funds in securities and other assets. To meet our short-term liquidity needs, we seek to maintain a targeted cash position and have borrowing capacity through many wholesale sources including correspondent banks, the FHLB and the Federal Reserve Bank. To meet long-term liquidity needs, we additionally depend on the repayment of loans, sales of loans, term wholesale borrowings, brokered deposits and the maturity or sale of investment securities. See “—Maturity Distribution of Investment Securities” and “—Selected Loan Maturity and Interest Rate Sensitivity.”

Maturity Distribution of Investment Securities

The following table shows the scheduled contractual maturities, average book yields (not tax-equivalent) and duration of our investment securities held at December 31, 2017. Within our investment securities portfolio, expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations without call or prepayment penalties in certain instances. During the year ended December 31, 2017, we received cash proceeds from calls/maturities and paydowns on our investment securities portfolio totaling approximately $97 million.

Table 31 – Contractual Maturity of Investment Securities

	Contractual Maturity
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Duration
(In thousands)
Investment securities
U.S. treasury securities	$—	—%	$100,575	0.96%	$—	—%	$—	—%	$100,575	0.96%	3.41
U.S. agency securities	—	—	4,495	2.46	9,913	2.62	66,144	2.70	80,552	2.68	3.86
Mortgage-backed securities	5	4.27	316	3.48	29,450	2.94	631,679	2.77	661,450	2.77	4.06
State, county and municipal securities	—	—	3,598	4.95	9,485	4.05	407,318	4.43	420,401	4.43	8.87
Total amortized cost—debt securities	5	4.27	108,984	1.16	48,848	3.09	1,105,141	3.38	1,262,978	3.16	6.37
Equity securities	5,762		—		—		—		5,762
Total amortized cost	$5,767	4.27%	$108,984	1.16%	$48,848	3.09%	$1,105,141	3.38%	$1,268,740	3.16%

Selected Loan Maturity

The repayment of loans as they mature is a source of long-term liquidity for us. The following table sets forth our loans by category maturing within specified intervals as of December 31, 2017. The information presented is based on the contractual maturities of the individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Consequently, management believes this treatment presents fairly the maturity and re-pricing of the loan portfolio.

Table 32 – Contractual Maturity of Loans

					Rate Structure for Loans Maturing Over One Year
	One Year or Less	Over One Year through Five Years	Over Five Years	Total	Fixed Interest Rate	Floating or Adjustable Rate
(In thousands)
Commercial and Industrial
General C&I	$366,062	$2,155,209	$225,183	$2,746,454	$305,909	$2,074,483
Energy sector	148,562	784,672	2,137	935,371	5,832	780,977
Restaurant industry	55,242	948,016	32,280	1,035,538	5,132	975,164
Healthcare	25,899	346,343	44,181	416,423	48,234	342,290
Total commercial and industrial	595,765	4,234,240	303,781	5,133,786	365,107	4,172,914
Commercial Real Estate
Income producing	268,692	697,542	116,695	1,082,929	163,377	650,860
Land and development	20,222	47,440	7,810	75,472	8,392	46,858
Total commercial real estate	288,914	744,982	124,505	1,158,401	171,769	697,718
Consumer
Residential real estate	11,318	47,533	1,631,963	1,690,814	1,009,812	669,684
Other	50,771	22,086	2,065	74,922	19,511	4,640
Total consumer	62,089	69,619	1,634,028	1,765,736	1,029,323	674,324
Small Business Lending	46,361	103,297	72,197	221,855	160,101	15,393
Total loans	$993,129	$5,152,138	$2,134,511	$8,279,778	$1,726,300	$5,560,349

Maturities of Time Deposits

The aggregate amount of time deposits in denominations of $100,000 or more as of December 31, 2017, 2016 and 2015 was $1.05 billion, $0.85 billion and $0.75 billion, respectively.

At December 31, 2017, the scheduled maturities of time deposits greater than $100,000 were as follows:

Table 33 – Contractual Maturity of Time Deposits Greater than $100,000

	December 31, 2017
(In thousands)	Amount	Average Interest Rate
Under 3 months	$111,653	1.12%
3 to 6 months	85,561	1.39
6 to 12 months	477,766	1.61
12 to 24 months	309,063	1.91
24 to 36 months	47,991	1.63
36 to 48 months	8,379	1.42
Over 48 months	6,141	1.47
Total	$1,046,554	1.63%

Cash Flow Analysis

Cash and cash equivalents

At December 31, 2017, we had $730.8 million cash and cash equivalents on hand, an increase of $481.9 million or 193.6% over our cash and cash equivalents of $248.9 million at December 31, 2016. At December 31, 2017, our cash and cash equivalents comprised 6.67% of total assets compared to 2.61% at December 31, 2016. We monitor our liquidity position and increase or decrease our short-term liquid assets as necessary. The higher balance in cash and cash equivalents at December 31, 2017 is due to timing of net loan funding and customer deposits at the end of the quarter.

Year Ended December 31, 2017 Compared to December 31, 2016

As shown in the Consolidated Statements of Cash Flows, operating activities provided $144.7 million in the year ended December 31, 2017 compared to $118.0 million in the year ended December 31, 2016. The increase in operating funds during the year ended December 31, 2017 was due primarily to an increase in net income.

Investing activities during the year ended December 31, 2017 used $951.1 million of net funds, due to net loan funding of $847.4 million and the purchase of available for sale securities as compared to investing activities during the year ended December 31, 2016 using $993.4 million of net funds, due to net loan funding of $913.1 million and the purchase of available for sale securities.

Financing activities during the year ended December 31, 2017 provided net funds of $1.3 billion, due to $150.0 million in advances from FHLB and net proceeds of $155.6 million from the issuance of common stock and an increase in deposits of $994.8 million. This compares to financing activities during the year ended December 31, 2016 providing net funds of $657.1 million, resulting from an increase in deposits of $1.0 billion and a decrease in advances from the FHLB of $370.0 million.

Year Ended December 31, 2016 Compared to December 31, 2015

As shown in the Consolidated Statements of Cash Flows, operating activities provided $118.0 million in the year ended December 31, 2016 compared to $110.2 million in the year ended December 31, 2015. The increase in operating funds during the year ended December 31, 2016 was due primarily to an increase in net income.

Investing activities during the year ended December 31, 2016 were a $993.4 million net user of funds, due to loan funding and the purchase of certain available for sale securities as compared to investing activities during the year ended December 31, 2015 of $1.2 billion net use of funds, which was due to an increase in loan funding of $805.1 million and net cash used in branch sales of $208.4 million.

Financing activities were a net provider of funds during the year ended December 31, 2016 of $657.1 million, as an increase in deposits provided $1.0 billion in funds offset by a decrease of $370 million in advances from FHLB. This compares to net funds provided of $1.1 billion, resulting from an increase in deposits of $661.9 million, an increase in advances from the FHLB and the issuance of debt.

Contractual Cash Obligations

We have entered into certain contractual obligations and commercial commitments in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk.

The following tables summarize these relationships as of December 31, 2017 by contractual cash obligations and commercial commitments:

Table 34 – Contractual Cash Obligations

	Payments Due by Period
(In thousands)	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual Cash Obligations
Senior debt	$195,000	$—	$145,000	$50,000	$—
Operating leases(1)	50,701	10,066	18,317	13,369	8,949
Subordinated debt	100,000	—	—	—	100,000
Junior subordinated debentures	50,619	—	—	—	50,619
Limited partnership investments(2)	20,047	19,876	61	61	49
Other(3)	4,056	171	1,135	451	2,299
Total contractual cash obligations	$420,423	$30,113	$164,513	$63,881	$161,916

(1)	See Note-4 to our 2017 Consolidated Financial Statements. The above includes rent and other cost due under the lease such as property taxes.
(2)	Includes remaining capital commitments to certain limited partnership investments.
(3)	Represents unfunded post-retirement benefit obligations of the legacy banks. See Note 12 to our 2017 Consolidated Financial Statements.

The following table includes our commitments to extend credit including home equity lines, overdraft protection lines, and letters of credit as of December 31, 2017.

Table 35 – Commitments to Extend Credit

	Commitments by Period
(In thousands)	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Commitments to extend credit	$3,270,097	$657,188	$1,818,785	$564,440	$229,684
Standby letters of credit	101,718	21,879	61,859	17,980	—
Performance letters of credit	17,638	6,613	8,557	2,468	—
Commercial letters of credit	11,790	22	989	10,779	—
Total	$3,401,243	$685,702	$1,890,190	$595,667	$229,684

Such financial instruments are recorded when they are funded and not on the date of entry into the obligation to extend credit. Commitments to extend credit and letters of credit include some exposure to credit loss in the event of default by the customer and exposure to liquidity risk during economic downturns. See “Risk Factors—Risks Relating to Our Business”. The borrowing needs of our clients may increase, especially during a challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present significant liquidity risk in a normal operating environment. No significant losses on commitments were incurred during the three years in the period ended December 31, 2017. We do not currently anticipate any significant future losses as a result of these transactions.

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to unanticipated changes in net interest earnings or changes in the fair value of financial instruments due to fluctuations in interest rates, exchange rates and equity prices. Our primary market risk is interest rate risk.

Interest Rate Risk (“IRR”) is the risk that changing market interest rates may lead to an unexpected decline in our earnings or capital. The main causes of interest rate risk are the differing structural characteristics of the balance sheet’s assets, liabilities and off balance sheet obligations and their cumulative net reaction to changing interest rates. These structural characteristics include timing differences in maturity or repricing and the effect of embedded options such as loan prepayments, securities prepayments and calls, interest rate caps and floors, and deposit withdrawal options. In addition to these sources of interest rate risk, basis risk results from differences in the spreads between various market interest rates and changes in the slope of the yield curve which can contribute to additional interest rate risk.

We evaluate interest rate risk and develop guidelines regarding balance sheet composition and re-pricing, funding sources and pricing, and off-balance sheet commitments that aim to moderate interest rate risk. We use financial simulation models that reflect various interest rate scenarios and the related impact on net interest income over specified periods of time. We refer to this process as asset/liability management, or “ALM.”

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

The models simulate the cash flows and accounting accruals generated by the financial instruments on our balance sheet at a given month-end, as well as the cash flows generated by the new business we anticipate over a 36-month forecast horizon. Numerous assumptions are made in the modeling process, including balance sheet composition, the pricing, re-pricing and maturity characteristics of existing business and new business. Additionally, loan and investment prepayment, administered rate account elasticity and other option risks are considered as well as the uncertainty surrounding future customer behavior. Because of the limitations inherent in any approach used to measure interest rate risk and because our loan portfolio will be actively managed in the event of a change in interest rates, simulation results, including those discussed in “—Interest Rate Exposures” immediately below, are not intended as a forecast of the actual effect of a change in market interest rates on our net interest income or results of operations or indicative of management’s expectations of actual results in the event of a fluctuation in market interest rates.

Interest Rate Exposures

Our net interest income simulation model projects that net interest income over a 12-month horizon will increase on an annual basis by 5.1%, or approximately $19.1 million, assuming an instant increase in interest rates of 100 basis points, by 10.0%, or approximately $37.3 million, assuming an instant increase in interest rates of 200 basis points and decrease by 5.8% or approximately $21.3 million, assuming an instant decrease in interest rates of 100 basis points. Based upon the current interest rate environment as of December 31, 2017, our sensitivity to interest rate risk was as follows:

Table 36 – Interest Rate Sensitivity

	Increase(Decrease)
(in millions)	Net Interest Income		Economic Value of Equity
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent	Amount	Percent
+ 200 BP	$37.3	10.00%	$441.4	20.42%
+ 100 BP	19.1	5.12	248.3	11.48
- 100 BP	(21.3)	(5.72)	(340.4)	(15.74)

Based upon the current interest rate environment as of December 31, 2017, the following table reflects our sensitivity to a gradual increase or decrease in interest rates over a twelve-month period:

	Increase(Decrease)
(in millions)	Net Interest Income
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent
+ 200 BP	$31.5	8.46%
+ 100 BP	16.1	4.32
- 100 BP	(17.8)	(4.79)
- 200 BP	(41.0)	(11.01)

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

We currently intend to engage in only the following types of hedges: (1) those which synthetically alter the maturities or re-pricing characteristics of assets or liabilities to reduce imbalances; (2) those which enable us to transfer the interest rate risk exposure involved in our daily business activities; and (3) those which serve to alter the market risk inherent in our investment portfolio, mortgage pipeline, or liabilities and thus help us to match the effective maturities of the assets and liabilities. Our current interest rate hedges began to roll off at the end of 2017 and we do not currently expect to enter into interest rate swaps or like arrangements in the near-term.

The following is a discussion of our primary derivative positions.

Interest Rate Lock Commitments. We enter into certain commitments with customers in connection with residential mortgage loan applications. Such commitments are considered derivatives under current accounting guidance and are required to be recorded at fair value. The change in fair value of these instruments is reflected currently in earnings in mortgage banking revenue.

Forward Sales Commitment. To mitigate the effect of the interest rate risk inherent in providing interest rate lock commitments to customers, we enter into forward sales commitments of mortgage-backed securities (“MBS”) with investors.

During the period from commitment date to closing date, we are subject to the risk that market rates of interest may change. In an effort to mitigate such risk, we may establish forward delivery sales commitments under which we agree to deliver certain MBS. These commitments are non-hedging derivatives in accordance with current accounting guidance and recorded at fair value, with changes in fair value reflected currently in earnings in mortgage banking revenue.

Forward Purchase Commitments. If we determine that the amount of its forward sales commitments exceeds the amount necessary to mitigate the interest rate risk in the rate lock commitments, it will seek to enter into forward purchase commitments to purchase MBS on an agreed-upon date and price similar to the terms of forward sales commitments. These commitments are non-hedging derivatives in accordance with current accounting guidance and recorded at fair value, with changes in fair value reflected currently in earnings in mortgage banking revenue.

Interest Rate Swaps/Floor/Cap Agreements not Designated as Hedging Derivatives. To attempt to meet the financing needs and interest rate risk management needs of our customers, we enter into interest rate swap, floor or cap agreements related to commercial loans with customers while at the same time entering into an offsetting interest rate agreements with another financial institution in order to minimize our interest rate risk. These interest rate swap agreements are non-hedging derivatives and are recorded at fair value with changes in fair value reflected in earnings in other noninterest income. The fair value of these derivatives is recorded on the consolidated balance sheet in other assets and other liabilities.

Cash Flow Hedges. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. We use interest rate swaps to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans (1-Month LIBOR). In June 2015 and March 2016, we entered into interest rate swap agreements with notional values totaling $982 million and $350 million, respectively, to manage overall cash flow changes related to interest rate risk exposure on the 1-Month LIBOR rate indexed loans. On December 29, 2017, an interest rate swap agreement matured with a notional amount of $300 million. The following is a detail of our cash flow hedges as of December 31, 2017:

Effective Date	Maturity Date	Notional Amount (In Thousands)	Fixed Rate	Variable Rate
June 15, 2015	December 17, 2018	$382,000	1.33%	1 Month LIBOR
June 30, 2015	December 31, 2019	300,000	1.51	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.60	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.59	1 Month LIBOR

The following summarizes all derivative positions as of December 31, 2017:

Table 37 – Derivatives

	December 31, 2017			December 31, 2016
		Fair Value			Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$1,032,000	$—	$21,394	$1,332,000	$1,184	$17,225
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	737,533	2,056	2,056	474,923	2,877	2,877
Commercial loan interest rate caps	186,290	153	153	286,959	94	94
Commercial loan interest rate floors	330,764	1,054	1,054	51,878	118	118
Mortgage loan held for sale interest rate lock commitments	6,119	50	—	3,788	88	—
Mortgage loan forward sale commitments	4,565	10	—	7,724	—	46
Mortgage loan held for sale floating commitments	11,800	—	—	5,895	—	—
Foreign exchange contracts	41,688	635	623	—	—	—
Total derivatives not designated as hedging instruments	1,318,759	3,958	3,886	831,167	3,177	3,135
Total derivatives	$2,350,759	$3,958	$25,280	$2,163,167	$4,361	$20,360

Counterparty Credit Risk

Derivative contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. Our policies require that institutional counterparties must be approved by our ALCO and all positions over and above the minimum transfer amounts are secured by marketable securities or cash.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances.

These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates.

Actual results may differ from these estimates.

Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. The critical accounting policies and estimates discussed below involve additional management judgment due to the complexity and sensitivity of the methods and assumptions used.

Pursuant to the JOBS Act, as an emerging growth company, we can elect to opt out of the extended transition period for adopting any new or revised accounting standards. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we may adopt the standard for the private company. This may make comparison of our financial statements with any other public company that is neither an emerging growth company, nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

We have elected to take advantage of the scaled disclosures and other relief under the JOBS Act described above in this Annual Report (see “Implications of Being an Emerging Growth Company”), and we may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us under the JOBS Act, so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Business Combinations

We account for transactions that meet the definition of a purchase business combination by recording the assets acquired and liabilities assumed at their fair value upon acquisition. Intangible assets, indemnification contracts and contingent consideration are identified and recognized individually. If the fair value of the assets acquired exceeds the purchase price plus the fair value of the liabilities assumed, a bargain purchase gain is recognized. Conversely, if the purchase price plus the fair value of the liabilities assumed exceeds the fair value of the assets acquired, goodwill is recognized.

Goodwill and Other Intangible Assets

Goodwill is accounted for in accordance with FASB Accounting Standards Codification (“ASC”) Topic 350, and accordingly is not amortized but is evaluated for impairment at least annually, in the fourth quarter or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Under ASC 350-20, a company is required to assign and then test goodwill for impairment at the reporting unit level. A reporting unit is defined as an operating segment or a component of that operating segment, as defined in ASC 280. Reporting units may vary, depending on the level at which performance of the segment is reviewed. No impairment has been identified in any period presented.

Our other identifiable intangible assets consist primarily of the core deposit premiums and customer relationships arising from our acquisitions. These intangibles were established using the discounted cash flow approach and are being amortized using an accelerated method over the estimated remaining life of each intangible recorded at acquisition. These finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable from undiscounted future cash flows or that it may exceed its fair value. No impairment has been identified in any period presented.

Fair Value Measurement

We use estimates of fair value in applying various accounting standards for our consolidated financial statements. Fair value measurements are used in one of four ways: (1) in the consolidated balance sheet with changes in fair value recorded in the consolidated statements of operations and other comprehensive income (loss); (2) in the consolidated balance sheet for instruments carried at the lower of cost or fair value with impairment charges recorded in the consolidated statements of operations and other comprehensive income (loss); and (3) in the notes to our consolidated financial statements.

Fair value is defined as the price at which an asset may be sold or a liability may be transferred in an orderly transaction between willing and able market participants. In general, our policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for our liabilities).

Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable.

Allowance for Credit Losses

The ACL represents management’s estimate of probable credit losses inherent in our loan portfolio and the difference between the recorded investment and the present values of our most recent estimates of expected cash flows for purchased impaired loans where we have identified additional impairment subsequent to the date of acquisition. Determining the amount of the ACL is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses based on risk characteristics of loans and consideration of other qualitative factors, all of which may be susceptible to significant change.

The ACL is maintained at a level that management believes is adequate to absorb all probable losses on loans inherent in the loan portfolio as of the reporting date. Events that are not within our control, such as changes in economic factors, could change subsequent to the reporting date and could cause the ACL to be overstated or understated. The amount of the ACL is affected by loan charge-offs, which decrease the ACL; recoveries on loans previously charged off, which increase the ACL; and the provision for credit losses charged to earnings, which increases the ACL. In determining the provision for credit losses, management monitors fluctuations in the ACL resulting from actual charge-offs and recoveries and reviews the size and composition of the loan portfolio in light of current and anticipated economic conditions. See Notes 1 and 3 to the Consolidated Financial Statements for additional disclosure regarding our ACL.

Accounting for Acquired Loans

We account for our acquisitions using the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value as of their respective acquisition dates. No allowance for credit losses related to the acquired loans is recorded on the acquisition date, as the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value, exclusive of the impact of guarantees under any applicable loss sharing agreements with the FDIC. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

Loans acquired in a transfer, including business combinations, with respect to which there is evidence of credit deterioration since origination and it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments, are accounted for under accounting guidance for ACI loans. We have applied this guidance to each of our acquisitions; including our FDIC-assisted acquisition of the Superior franchise and our open market acquisitions of Cadence and Encore. For each acquisition, we have aggregated the ACI loans into pools of loans with common risk characteristics. Over the life of these acquired loans, we continue to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics. For each pool of loans, we estimate cash flows expected to be collected over the remaining life of the pool’s loans, based on assumptions about yields, prepayments and magnitude and timing of credit losses, and discount those cash flows to present value using effective interest rates to calculate the carrying value. The difference between our carrying value in the loans and our estimates of cumulative lifetime undiscounted expected cash flows represents the accretable yield. The accretable yield represents the amount we expect to recognize as interest income over the remaining life of the loans. The difference between the cash flows that our customers legally owe us under the contractual terms of their loan agreements and our cumulative lifetime expected cash flows represents the nonaccretable difference. The nonaccretable difference of a pool is a measure of the expected credit loss, prepayments and other factors affecting expected cash flows for that pool.

Each quarter, we estimate the expected cash flows for each pool or specifically reviewed loan and evaluate whether the present value of future expected cash flows for each pool or loan has decreased below its carrying value and, if so, we recognize a provision for credit loss in our consolidated statement of operations for that pool or loan and appropriately adjust the amount of accretable yield. The expected cash flows are estimated based on factors which include loan grades established in our ongoing credit review program, past due status, likelihood of default based on observations of specific loans during the credit review process as well as applicable industry data, loss severity based on updated evaluation of cash flow from available collateral, and the contractual terms of the underlying loan agreement. For any pool or loan where the present value of our most recent estimate of future cumulative lifetime cash flows has increased above its recorded investment, we transfer appropriate estimated cash flows from non-accretable difference to accretable yield, which is then recognized in income first in the reversal of any impairment, then on a prospective basis through an increase in the pool’s or individual loan yield over its remaining life. For further discussion of our acquisitions and loan accounting, see Notes 1 and 3 to our consolidated financial statements.

Deferred Tax Asset

ASC 740-30-25 provides accounting guidance for determining when a company is required to record a valuation allowance on its deferred tax assets. A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. In making this assessment, all sources of future taxable income must be considered, including taxable income in prior carryback years, future reversals of existing taxable temporary differences, tax planning strategies, and future taxable income exclusive of reversing taxable temporary differences and carryforwards.

Management assesses the valuation allowance recorded against deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence. Management concluded, based on the assessment of all of the positive and negative evidence, it was more likely than not the net deferred tax asset of $30.8 million and $83.7 at December 31, 2017 and 2016, respectively, will be realized. This conclusion was based primarily on projections of future taxable income and the expected reversal of existing deferred tax liabilities.

Management’s estimate of future taxable income is based on internal projections, various internal assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. Projected future taxable income is expected to be generated through loan growth at the bank, revenue growth due to cross selling initiatives, the development of new business, and the reduction of expenses through economies of scale all in the context of a macro-economic environment that continues to trend favorably. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macroeconomic conditions, a valuation allowance may need to be recorded for some or all our deferred tax asset. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on our financial condition and results of operations.

Recently Issued Accounting Standards

See Note 1—Summary of Accounting Policies to the consolidated financial statements for information regarding recently issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We manage our market risk, which is primarily interest rate risk, through its Asset Liability Management Committee.  See the “Management Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Quantitative and Qualitative Disclosures about Market Risk”.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cadence Bancorporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cadence Bancorporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of the internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Birmingham, Alabama
March 19, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

Cadence Bancorporation:

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of Cadence Bancorporation and subsidiaries (the Company) for the year ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Cadence Bancorporation and subsidiaries for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/KPMG LLP
Houston, Texas
March 25, 2016

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	December 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$238,707	$48,017
Interest-bearing deposits with banks	482,568	199,747
Federal funds sold	9,536	1,161
Total cash and cash equivalents	730,811	248,925
Securities available-for-sale	1,262,948	1,139,347
Securities held-to-maturity (estimated fair value of $311 and $463 at December 31, 2017 and 2016, respectively)	290	425
Other securities - FRB and FHLB stock	50,009	41,493
Loans held for sale	61,359	17,822
Loans	8,253,427	7,432,711
Less: allowance for credit losses	(87,576)	(82,268)
Net loans	8,165,851	7,350,443
Interest receivable	47,793	39,889
Premises and equipment, net	63,432	66,676
Other real estate owned	7,605	18,875
Cash surrender value of life insurance	108,148	105,834
Net deferred tax asset	30,774	83,662
Goodwill	317,817	317,817
Other intangible assets, net	10,223	14,874
Other assets	91,866	84,806
Total Assets	$10,948,926	$9,530,888
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$2,242,765	$1,840,955
Interest-bearing deposits	6,768,750	6,175,794
Total deposits	9,011,515	8,016,749
Securities sold under agreements to repurchase	1,026	3,494
Federal Home Loan Bank advances	150,000	—
Senior debt	184,629	193,788
Subordinated debt	98,687	98,441
Junior subordinated debentures	36,472	35,989
Other liabilities	107,541	101,929
Total liabilities	9,589,870	8,450,390
Shareholders' Equity:
Common Stock $0.01 par value, Authorized 300,000,000 shares; 83,625,000 and 75,000,000 shares issued and outstanding at December 31, 2017 and 2016, respectively	836	750
Additional paid-in capital	1,037,040	879,665
Retained earnings	340,213	232,614
Accumulated other comprehensive loss ("OCI")	(19,033)	(32,531)
Total shareholders' equity	1,359,056	1,080,498
Total Liabilities and Shareholders' Equity	$10,948,926	$9,530,888

See accompanying notes to the consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2017	2016	2015
INTEREST INCOME
Interest and fees on loans	$359,308	$305,553	$272,434
Interest and dividends on securities:
Taxable	18,089	15,838	14,329
Tax-exempt	13,360	8,752	2,433
Other interest income	6,110	5,107	3,871
Total interest income	396,867	335,250	293,067
INTEREST EXPENSE
Interest on time deposits	22,213	17,191	12,768
Interest on other deposits	27,486	18,255	13,053
Interest on borrowed funds	20,952	20,365	19,468
Total interest expense	70,651	55,811	45,289
Net interest income	326,216	279,439	247,778
Provision for credit losses	9,735	49,348	35,984
Net interest income after provision for credit losses	316,481	230,091	211,794
NONINTEREST INCOME
Service charges on deposit accounts	15,272	13,793	12,464
Other service fees	4,414	2,884	2,293
Credit related fees	12,166	10,729	12,495
Trust services revenue	19,264	16,109	15,800
Mortgage banking income	3,731	4,663	4,384
Investment advisory revenue	20,517	18,811	17,681
Securities (losses) gains, net	(146)	3,736	1,171
Accretion of FDIC indemnification asset	—	—	(1,402)
Other income	24,656	17,678	15,017
Total noninterest income	99,874	88,403	79,903
NONINTEREST EXPENSE
Salaries and employee benefits	139,118	125,068	128,267
Premises and equipment	28,921	27,982	29,781
Intangible asset amortization	4,652	6,532	8,428
Other expense	60,665	60,598	65,856
Total noninterest expense	233,356	220,180	232,332
Income before income taxes	182,999	98,314	59,365
Income tax expense	80,646	32,540	20,109
Net income	$102,353	$65,774	$39,256
Weighted average common shares outstanding (Basic)	81,072,945	75,000,000	75,000,000
Weighted average common shares outstanding (Diluted)	81,605,015	75,294,600	75,116,100
Earnings per common share (Basic)	$1.26	$0.88	$0.52
Earnings per common share (Diluted)	$1.25	$0.87	$0.52

See accompanying notes to the consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2017	2016	2015
Net income	$102,353	$65,774	$39,256
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses) arising during the period (net of $(10,558), $14,691 and $1,249 tax effect, respectively)	21,513	(25,361)	(2,024)
Reclassification adjustments for losses (gains) realized in net income (net of $(54), $1,377 and $432 tax effect, respectively)	92	(2,359)	(739)
Net unrealized gains (losses) on securities available-for-sale	21,605	(27,720)	(2,763)
Net unrealized (losses) gains on derivative instruments designated as cash flow hedges:
Unrealized (losses) gains arising during the period (net of $783, $2,712, and $(2,748) tax effect, respectively)	(643)	(4,732)	4,705
Reclassification adjustments for gains realized in net income (net of $1,366, $4,149, and $1,798 tax effect, respectively)	(2,339)	(7,106)	(3,079)
Net change in unrealized (losses) gains on derivative instruments	(2,982)	(11,838)	1,626
Change in pension liability:
Actuarial gains (losses) arising during the period (net of $(11), $81 and $(11) tax effect, respectively)	37	(145)	15
Reclassification adjustments for losses realized in net income (net of $(26), $(77) and $(58) tax effect, respectively)	84	132	97
Net unrealized gains (losses) on pension liability	121	(13)	112
Other comprehensive income (loss), net of tax	18,744	(39,571)	(1,025)
Comprehensive income	$121,097	$26,203	$38,231

See accompanying notes to the consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated OCI	Total Shareholders' Equity
Balance, December 31, 2014	$750	$877,938	$127,584	$8,065	$1,014,337
Equity-based compensation cost	—	1,640	—	—	1,640
Net income	—	—	39,256	—	39,256
Other comprehensive loss	—	—	—	(1,025)	(1,025)
Balance, December 31, 2015	750	879,578	166,840	7,040	1,054,208
Equity-based compensation cost	—	87	—	—	87
Net income	—	—	65,774	—	65,774
Other comprehensive loss	—	—	—	(39,571)	(39,571)
Balance, December 31, 2016	750	879,665	232,614	(32,531)	1,080,498
Equity-based compensation cost	—	1,880	—	—	1,880
Net income	—	—	102,353	—	102,353
Other comprehensive income	—	—	—	18,744	18,744
Reclassification of amounts within AOCI to retained earnings due to tax reform (See Notes 1 and 10)	—	—	5,246	(5,246)	—
Issuance of 8,625,000 common shares, net of issuance costs	86	155,495	—	—	155,581
Balance, December 31, 2017	$836	$1,037,040	$340,213	$(19,033)	$1,359,056

See accompanying notes to the consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$102,353	$65,774	$39,256
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	13,635	13,250	18,262
Deferred income taxes	44,388	5,980	(2,928)
Provision for credit losses	9,735	49,348	35,984
Loss (gain) on sale of securities, net	146	(3,736)	(1,171)
Gain on sale of loans, net	(2,670)	(2,904)	(2,444)
Loss on foreclosed property, net	1,073	2,114	2,489
(Increase) decrease in interest receivable	(7,904)	(4,155)	6,712
Proceeds from sale of loans held for sale	195,130	137,351	148,147
Origination of loans held for sale	(237,404)	(136,774)	(142,762)
Decrease (increase) in other assets	4,079	(11,685)	1,785
Increase in interest payable	1,361	725	1,086
Increase in other liabilities	16,717	286	3,736
Other, net	4,059	2,439	2,055
Net cash provided by operating activities	$144,698	$118,013	$110,207
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(369,786)	(1,120,250)	(478,323)
Proceeds from sales of securities available-for-sale	161,401	538,960	188,755
Proceeds from maturities, calls and paydowns of securities available-for-sale	96,728	134,501	114,064
Proceeds from sale of commercial loans held for sale	17,613	328,381	—
Net cash paid in branch sales	—	—	(208,439)
Increase in loans, net	(847,428)	(913,069)	(805,141)
Purchase of premises and equipment	(6,428)	(5,356)	(11,125)
Proceeds from disposition of foreclosed property	17,220	28,489	30,904
Other, net	(20,423)	14,986	(18,920)
Net cash used in investing activities	(951,103)	(993,358)	(1,188,225)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits, net	994,778	1,029,487	661,947
Net change in securities sold under agreements to repurchase	(2,468)	(2,346)	(6,204)
Net change in short-term FHLB advances	150,000	(370,000)	370,000
Purchase of senior debt	(9,600)	(78)	—
Issuance of subordinated debt, net of debt issuance costs	—	—	39,253
Issuance of senior debt, net of debt issuance costs	—	—	9,813
Proceeds from issuance of common stock	155,581	—	—
Net cash provided by financing activities	1,288,291	657,063	1,074,809
Net increase (decrease) in cash and cash equivalents	481,886	(218,282)	(3,209)
Cash and cash equivalents at beginning of period	248,925	467,207	470,416
Cash and cash equivalents at end of period	$730,811	$248,925	$467,207

See accompanying notes to the consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cadence Bancorporation (the “Company”) is a Delaware corporation and a bank holding company whose primary asset is its investment in its wholly owned subsidiary bank, Cadence Bank, N.A., a national banking association (the “Bank”). In July 2015, Cadence Financial Corporation was merged with and into Cadence Bancorporation, a Delaware corporation previously formed by Cadence Financial Corporation, with Cadence Bancorporation surviving the merger as a wholly owned subsidiary of Cadence Bancorp, LLC (“LLC”). As of December 31, 2017, LLC owned 76.6% of the Company. See Note 25, Subsequent Events, for more information.

Note 1—Summary of Accounting Policies

Basis of Presentation and Consolidation

The Company and its subsidiaries follow accounting principles generally accepted in the United States of America, including, where applicable, general practices within the banking industry. The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. The assessment of whether or not the Company has a controlling interest (i.e., the primary beneficiary) in a variable-interest entity (“VIE”) is performed on an on-going basis. All equity investments in non-consolidated VIEs are included in “other assets” in the Company’s consolidated balance sheets (Note 19).

Certain amounts reported in prior years have been reclassified to conform to the 2017 presentation.  These reclassifications did not materially impact the Company’s consolidated balance sheets or consolidated statements of income.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events,” the Company’s Management has evaluated subsequent events for potential recognition or disclosure in the consolidated financial statements through the date of the issuance of these consolidated financial statements. No subsequent events were identified that would have required a change to the consolidated financial statements or disclosure in the notes to the consolidated financial statements, other than as disclosed in Note 25, Subsequent Events.

Stock Split

On March 30, 2017, the Board of Directors approved a 75-for-one stock split of the Company’s common stock. The stock split occurred on April 7, 2017.  The effect of the stock split on outstanding shares and earnings per share has been retroactively applied to all periods presented.

Nature of Operations

The Company’s subsidiaries include:

•	Town & Country Insurance Agency, Inc., dba Cadence Insurance—full service insurance agency; and
•	The Bank.

The Bank operates under a national bank charter and is subject to regulation by the Office of the Comptroller of the Currency (OCC). The Bank provides lending services in Georgia and full banking services in five southern states: Alabama, Florida, Mississippi, Tennessee, and Texas.

The Bank’s subsidiaries include:

•	Linscomb & Williams Inc. —financial advisory firm; and
•	Cadence Investment Services, Inc.—provides investment and insurance products.

The Company and the Bank also have certain other non-operating and immaterial subsidiaries.

Branch Sales

In March and October, 2015, the Company sold the assets and transferred the liabilities of eight branches in Florida (6) and Georgia (2) and recognized a loss of $1.5 million.

The following table summarizes the allocation of the sale price to assets sold and liabilities transferred:

(In thousands)	2015
Cash on hand	$1,254
Loans	42,477
Premises and equipment	3,095
Other assets	113
Total assets sold	46,939
Deposits	253,823
Other liabilities	301
Total liabilities transferred	254,124
Cash paid	$207,185

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

Securities

Securities are accounted for as follows:

Securities Available-for-Sale

Securities classified as available-for-sale are those securities that are intended to be held for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including movements in interest rates, liquidity needs, security risk assessments, changes in the mix of assets and liabilities and other similar factors. These securities are carried at their estimated fair value, and the net unrealized gain or loss is reported as accumulated other comprehensive income, net of tax, until realized. Premiums and discounts are recognized in interest income using the effective interest method.

Realized gains and losses on the sale of securities available-for-sale are determined by specific identification using the adjusted cost on a trade date basis and are included in securities gains (losses), net.

Securities Held-to-Maturity

Securities classified as held-to-maturity are those securities for which there is a positive intent and ability to hold to maturity. These securities are carried at cost, adjusted for amortization of premium and accretion of discount, computed by the interest method.

Trading Account Securities

Trading account securities are securities that are held for the purpose of selling them at a profit. The Company had no trading account securities as of December 31, 2017 or 2016.

FHLB and FRB Stock

The Company has ownership in Federal Home Loan Bank “FHLB” and Federal Reserve Bank “FRB” stock which do not have a readily determinable fair value and no quoted market values, as ownership is restricted to member institutions, and all transactions take place at par value with the FHLB or FRB as the only purchaser. Therefore, the Company accounts for these investments as long-term assets and carries them at cost. Management’s determination as to whether these investments are impaired is based on management’s assessment of the ultimate recoverability of the par value (cost) rather than recognizing temporary declines in fair value. In order to become a member of the Federal Reserve System, regulations require that the Company hold a certain amount of FRB capital stock. Additionally, investment in FHLB stock is required for membership in the FHLB system and in relation to the level of FHLB outstanding borrowings.

Derivative Financial Instruments and Hedging Activities

Derivative instruments are accounted for under the requirements of ASC Topic 815, “Derivatives and Hedging.” ASC Topic 815 requires companies to recognize all of their derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value.

The fair value of derivative positions outstanding is included in other assets and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows. The Company does not speculate using derivative instruments.

Interest Rate Lock Commitments

In the ordinary course of business, the Company enters into certain commitments with customers in connection with residential mortgage loan applications. Such commitments are considered derivatives under current accounting guidance and are required to be recorded at fair value. The change in fair value of these instruments is reflected currently in the mortgage banking revenue of the consolidated statements of income.

Forward Sales Commitments

The Company enters into forward sales commitments of mortgage-backed securities (“MBS”) with investors to mitigate the effect of the interest rate risk inherent in providing interest rate lock commitments to customers. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver certain MBS, are established. These commitments are non-hedging derivatives in accordance with current accounting guidance and recorded at fair value, with changes in fair value reflected currently in the mortgage banking revenue of the consolidated statements of income.

Interest Rate Swap, Floor and Cap Agreements Not Designated as Hedging Derivatives

The Company enters into interest rate swap, floor and cap agreements on commercial loans with customers to meet the financing needs and interest rate risk management needs of its customers. At the same time, the Company enters into an offsetting interest rate swap, floor or cap agreement with a financial institution in order to minimize the Company’s interest rate risk. These interest rate swap and cap agreements are non-hedging derivatives and are recorded at fair value with changes in fair value reflected in noninterest income. The fair value of these derivatives is recorded on the consolidated balance sheets in other assets and other liabilities.

Interest Rate Swap Agreements Designated as Cash Flow Hedges

Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions.  The Company uses interest rate swaps to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans. The effective portion of the gain or loss related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income when the forecasted transaction affects income.  The ineffective portion of the gain or loss is recognized immediately as noninterest income.  The Company assesses the effectiveness of the hedging derivative by comparing the change in fair value of the respective derivative instrument and the change in fair value of an effective hypothetical derivative instrument.

Foreign Currency Contracts

The Company enters into certain foreign currency exchange contracts on behalf of its clients to facilitate their risk management strategies, while at the same time entering into offsetting foreign currency exchange contracts in order to minimize the Company’s foreign currency exchange risk. The contracts are short term in nature, and any gain or loss incurred at settlement is recorded as other noninterest income or other noninterest expense. The fair value of these contracts is reported in other assets and other liabilities. The Company does not apply hedge accounting to these contracts.

Counterparty Credit Risk

Derivative contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. Under Company policy, institutional counterparties must be approved by the Company’s Asset/Liability Management Committee. The Company’s credit exposure on derivatives is limited to the net fair value for each counterparty.

Refer to Note 6 for further discussion and details of derivative financial instruments and hedging activities.

Transfers of Financial Assets

Transfers of financials assets are accounted for as sales when control over the transferred assets is surrendered.  Control is generally considered to have been surrendered when 1) the transferred assets are legally isolated from the Company or its consolidated affiliates, even in bankruptcy or other receivership, 2) the transferee has the right to pledge or exchange the assets with no conditions that constrain the transferee and provide more than a trivial benefit to the Company, and 3) the Company does not maintain the obligation or unilateral ability to reclaim or repurchase the assets. If these sale criteria are met, the transferred assets are removed from the Company’s balance sheet and a gain or loss on sale is recognized. If not met, the transfer is recorded as a secured borrowing, and the assets remain on the Company’s balance sheet, the proceeds from the transaction are recognized as a liability, and gain or loss on sale is deferred until the sale criterion are achieved. All transfers of financial assets in the reported periods have qualified and been recorded as sales.

Loans Held for Sale

Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Generally, loans in this category are sold within thirty days. These loans are primarily sold with the mortgage servicing rights released. Fees on mortgage loans sold individually in the secondary market, including origination fees, service release premiums, processing and administrative fees, and application fees, are recognized as mortgage banking revenue in the period in which the loans are sold. These loans are underwritten to the standards of upstream correspondents and are held on the Company’s consolidated balance sheets until the loans are sold. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include early payment default, breach of representations or warranties, and documentation deficiencies. During 2017, 2016 and 2015, an insignificant number of loans were returned to the Company.

Commercial Loans Held for Sale

The Company originates certain commercial loans for which a portion is intended for sale. The Company also transfers certain commercial loans to held for sale when management has the intent to sell the loan or a portion of the loan in the near term. These held for sale loans are recorded at the lower of cost or estimated fair value. At the time of transfer, write-downs on the loans are recorded as charge-offs and a new cost basis is established. Any subsequent lower of cost or market adjustment is determined on an individual loan basis and is recognized as a valuation allowance with any charges included in other noninterest expense. Gains and losses on the sale of these loans are included in other noninterest income when realized.

A summary of the loans held for sale at December 31, 2017 and 2016 is as follows:

	As of December 31,
(In thousands)	2017	2016
Mortgage loans held for sale	$5,834	$8,369
Commercial loans held for sale	55,525	9,453
Loans held for sale	$61,359	$17,822

Loans (Excluding Acquired Credit Impaired Loans)

Loans include loans that are originated by the Company and acquired loans that are not considered impaired at acquisition. Loans originated by the Company are carried at the principal amount outstanding adjusted for the allowance for credit losses, net of deferred origination fees, and unamortized discounts and premiums. Interest income is recognized based on the principal balance outstanding and the stated rate of the loan. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan. Loans acquired through acquisition are initially recorded at fair value. Discounts created when the loans were recorded at their estimated fair values at acquisition are accreted over the remaining term of the loan as an adjustment to the related loan’s yield.

Commercial loans, including small business loans, are generally placed on nonaccrual status when principal or interest is past due ninety days or more unless the loan is well secured and in the process of collection, or when the loan is specifically determined to be impaired. Consumer loans, including residential first and second lien loans secured by real estate, are generally placed on nonaccrual status when they are 120 or more days past due.

The accrual of interest, as well as the amortization/accretion of any remaining unamortized net deferred fees or costs and discount or premium, is generally discontinued at the time the loan is placed on nonaccrual status. All accrued but uncollected interest for loans that are placed on nonaccrual status is reversed through interest income. Cash receipts received on nonaccrual loans are generally applied against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income (i.e., cost recovery method). However, interest may be accounted for under the cash-basis method as long as the remaining recorded investment in the loan is deemed fully collectible.

Non-impaired loans are evaluated for potential charge-off in accordance with the parameters discussed below or when the loan is placed on non-accrual status, whichever is earlier. Loans within the commercial portfolio are generally evaluated for charge-off at 90 days past due, unless both well-secured and in the process of collection. Closed and open-end residential mortgage and consumer loans are evaluated for charge-off no later than 120 days past due. Any outstanding loan balance in excess of the fair value of the collateral less costs to sell is charged-off no later than 180 days past due for loans secured by real estate. For non-real estate secured loans, in lieu of charging off the entire loan balance, loans may be written down to the fair value of the collateral less costs to sell if repossession of collateral is assured and in process.

A loan is considered to be impaired when it appears probable that the entire amount contractually due will not be collected. Factors considered in determining impairment include payment status, collateral values, and the probability of collecting scheduled payments of principal and interest when due. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price, or based on the fair value of the collateral if the loan is collateral dependent.

Included in impaired loans are loans considered troubled debt restructurings (“TDRs”). The Company attempts to work with borrowers when necessary to extend or modify loan terms to better align with the borrower’s ability to repay. Extensions and modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance. A modification is classified as a TDR if the borrower is experiencing financial difficulty and it is determined that the Company has granted a concession to the borrower. The Company may determine that a borrower is experiencing financial difficulty if the borrower is currently in default on any of its debt, or if it is probable that a borrower may default in the foreseeable future without the modification. Concessions could include reductions of interest rates, extension of the maturity date at a rate lower than current market rate for a new loan with similar risk, reduction of accrued interest, principal forgiveness, forbearance, or other concessions. The assessments of whether a borrower is experiencing or will likely experience financial difficulty and whether a concession has been granted is highly subjective in nature, and management’s judgment is required when determining whether a modification is classified as a TDR. Current amendments to the accounting guidance preclude a creditor from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a TDR.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) is established through charges to income in the form of a provision for credit losses. The ACL is maintained at a level that management believes is adequate to absorb all probable losses on loans inherent in the loan portfolio as of the reporting date. Events that are not within the Company’s control, such as changes in economic factors, could change subsequent to the reporting date and could cause the ACL to be overstated or understated. The amount of the ACL is affected by loan charge-offs, which decrease the ACL; recoveries on loans previously charged off, which increase the ACL; and the provision for credit losses charged to income, which increases the ACL. In determining the provision for credit losses, management monitors fluctuations in the ACL resulting from actual charge-offs and recoveries and reviews the size and composition of the loan portfolio in light of current and anticipated economic conditions.

The ACL is comprised of the following four components:

•

Specific reserves are recorded on loans reviewed individually for impairment. Generally, all loans that are individually identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. A loan is considered impaired when, based on current information, it is probable that we will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price, or based on the fair value of the collateral if the loan is collateral dependent. When management’s measured value of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the loss exposure for each credit, given the payment status, the financial condition of the borrower and any guarantors and the value of any underlying collateral. Loans that are individually identified as impaired are excluded from the general reserve calculation described below. Changes in specific reserves from period to period are the result of changes in the circumstances of individual loans such as charge-offs, payments received, changes in collateral values or other factors.

•

For loans not considered to be impaired, a general reserve is maintained for each loan segment in the loan portfolio. Due to the growth of the credit portfolio into new geographic areas and into new commercial segmentations and the lack of seasoning of the portfolio, the Company recognizes there is limited historical loss information to adequately estimate loss rate bands based primarily on historical loss data. Therefore, external loss data was acquired from the research arm of a nationally recognized risk rating agency to act as a proxy for loss rates within the ACL model until sufficient loss history can be accumulated from the Company’s loss experience in these segments. These loss rate bands were developed specifically for the Company’s customer risk profile and portfolio mix. The Company monitors actual loss experience for each loan segment for adjustments required to the loss rates utilized.

•

In assessing the overall risk of the credit portfolio, the ACL Committee also considers the following qualitative factors that may indicate additional credit losses within the current credit portfolio. Management discretion dictates how these factors should affect certain segments (or the entire portfolio) according to a number of basis points to be added to (or subtracted from) loan loss rates. By their nature, qualitative adjustments attempt to quantify and standardize factors that serve as “leading indicators” of credit deterioration or improvement. These primary adjustment factors include, but are not limited to the following:

•	Lending policies, procedures, practices or philosophy, including underwriting standards and collection, charge-off and recovery practices
•

Changes in national and service market economic and business conditions that could affect the level of default rates or the level of losses once a default has occurred within the Bank’s existing loan portfolio

•	Changes in the nature or size of the portfolio
•	Changes in portfolio collateral values
•	Changes in the experience, ability, and depth of lending management and other relevant staff
•	Volume and/or severity of past due and classified credits or trends in the volume of losses, non-accrual credits, impaired credits and other credit modifications
•	Quality of the institution’s credit review system and processes and the degree of oversight by bank management and the board of directors
•	Concentrations of credit such as industry and lines of business
•	Competition and legal and regulatory requirements or other external factors.
•

In connection with acquisitions (see Accounting for Acquired Loans and FDIC Loss Share Receivable below), the Company acquired certain loans considered impaired and accounts for these loans under the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, which require the initial recognition of these loans at the present value of amounts expected to be received. The ACL previously associated with these loans does not carry over to the books of the acquiring entity. Any decreases in expected cash flows subsequent to acquisition are recorded in the ACL. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life.

Management presents the quarterly review of the ACL to the Bank’s Board of Directors, indicating any recommendations as to adjustments in the ACL. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change.

The reserve for unfunded commitments is determined by assessing three distinct pieces:  unfunded commitment volatility in the portfolio (excluding commitments related to letters of credit and commitment letters), adverse letters of credit, and adverse lines of credit.  Unfunded commitment volatility is calculated on a trailing eight quarter basis; the resulting expected funding amount is then reserved for based on the current combined reserve rate of the originated and ANCI loans.  Adverse lines and letters of credit are assessed individually based on funding and loss expectations as of the period end.  The reserve for unfunded commitments is recorded in other liabilities and other noninterest expense separate from the allowance and provision for credit losses. As of December 31, 2017 and 2016 the reserve for unfunded commitments totaled $0.8 million and $1.6 million, respectively.

Accounting for Acquired Loans and FDIC Loss Share Receivable

Acquired Loans

The Company accounts for its acquisitions under ASC Topic 805, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No ACL related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, exclusive of the shared-loss agreements with the Federal Deposit Insurance Corporation (“FDIC”) (see “FDIC Indemnification Asset” below). The fair value estimates associated with the loans include estimates related to the amount and timing of undiscounted expected principal, interest and other cash flows, as well as the appropriate discount rate. At the time of acquisition, the Company estimated the fair value of the total acquired loan portfolio by segregating the portfolio into loan pools with similar characteristics and certain specifically-reviewed non-homogeneous loans. The similar characteristics used to establish the pools included:

•	Risk rating,
•	The loan type based on regulatory reporting guidelines; namely whether the loan was a residential, construction, consumer, or commercial loan, and
•	The nature of collateral.

From these pools, the Company used certain loan information, including outstanding principal balance, estimated probability of default and loss given default, weighted average maturity, weighted average term to re-price (if a variable rate loan), estimated prepayment rates, and weighted average interest rate to estimate the expected cash flow for each loan pool. For the specifically-reviewed loans expected cash flows were determined for each loan based on current performance and collateral values, if the loan is collateral dependent.

The Company accounts for and evaluates acquired credit impaired (“ACI”) loans in accordance with the provisions of ASC Topic 310-30. When ACI loans exhibit evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all principal and interest payments in accordance with the terms of the loan agreement, the expected shortfall in future cash flows, as compared to the contractual amount due, is recognized as a non-accretable discount. Any excess of expected cash flows over the acquisition date fair value is known as the accretable discount, and is recognized as accretion income over the life of each pool or individual loan. ACI loans that meet the criteria for non-accrual of interest at the time of acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the timing and expected cash flows on such loans can be reasonably estimated and if collection of the new carrying value of such loans is expected. However, if the timing or amount of the expected cash flows cannot be reasonably estimated an ACI loan may be placed in nonaccruing status. Expected cash flows over the acquisition date fair value are periodically re-estimated utilizing the same cash flow methodology used at the time of acquisition and subsequent decreases to the expected cash flows will generally result in a provision for loan losses charge to the Company’s consolidated statements of income. Conversely, subsequent increases in expected cash flows result in a transfer from the non-accretable discount to the accretable discount, which would have a positive impact on accretion income prospectively. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

FDIC Indemnification Asset

An FDIC indemnification asset results from the loss sharing agreement in an FDIC-assisted transaction and is measured separately from the related covered assets as they are not contractually embedded in those assets and are not transferable should the Company choose to dispose of the covered assets. The FDIC indemnification asset represents the estimated fair value of expected reimbursements from the FDIC for losses on covered loans and other real estate owned (“OREO”).

As indemnified assets are resolved and the Company is reimbursed by the FDIC for the value of the resolved portion of the FDIC indemnification asset, the Company reduces the carrying value of the FDIC indemnification asset. As of December 31, 2012, the Company had submitted claims in excess of the first threshold of $347 million established at acquisition and was reimbursed the 80% of the covered losses by the FDIC up to this initial threshold. Subsequent claims between $347 million and $504 million are not reimbursable under the loss share agreement. The Company’s claims did not exceed the second threshold of $504 million, over which losses are reimbursed at 80%. On January 5, 2016, a settlement agreement was finalized with the FDIC to terminate the loss share agreement at a nominal cost and the Company had no FDIC indemnification asset recorded as of December 31, 2017 and 2016.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are determined using the straight-line method at rates calculated to depreciate or amortize the cost of assets over their estimated useful lives.

Maintenance and repairs of property and equipment are charged to expense, and major improvements that extend the useful life of the asset are capitalized. Upon retirement, sale, or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and any gains or losses are included in income.

The Company leases various premises and equipment under operating leases. The leases have varying terms, with most containing renewal or first-right-of-refusal options for multi-year periods and annual increases in base rates. Leasehold improvements are depreciated over the lesser of the estimated useful life or the lease term.

Other Real Estate

OREO consists of properties acquired through foreclosure and unutilized bank-owned properties. These properties, as held for sale properties, are recorded at fair value, less estimated costs to sell, on the date of foreclosure establishing a new cost basis for the property. Subsequent to the foreclosure date the OREO is maintained at the lower of cost or fair value. Any write-down to fair value required at the time of foreclosure is charged to the ACL. Subsequent gains or losses on other real estate resulting from the sale of the property or additional valuation allowances required due to further declines in fair value are reported in other noninterest expense. The amount of loans in the process of foreclosure or physical possession for single-family residential properties was $4.4 million and $0.6 million as of December 31, 2017 and 2016, respectively. The amount of residential real estate properties held in OREO was $2.7 million and $5.1 million as of December 31, 2017 and 2016, respectively.

Net Profits Interests

The Bank owns net profits interests in oil and gas reserves received in connection with the reorganization under bankruptcy of two loan customers.  These interests are considered financial interests and are recorded at estimated fair value using discounted cash flow analyses applied to the expected cash flows from the producing developed wells.  Because the expected cash flows are based on the current and projected prices for oil and gas, the fair value is subject to change based on these commodity markets. Any adjustments to the fair value will be recorded in other noninterest income. The amount in other assets was $15.8 million and $19.4 million as of December 31, 2017 and 2016, respectively.  There were no net profits interests prior to 2016.  See Note 18, Disclosure About Fair Value of Financial Instruments, for more information.

Goodwill and Other Intangible Assets

Goodwill is accounted for in accordance with ASC Topic 350, and accordingly is not amortized but is evaluated for impairment at least annually in the fourth quarter or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As part of its testing, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative assessment indicate that more likely than not a reporting unit’s fair value is less than its carrying amount, the Company determines the fair value of the respective reporting unit (through the application of various quantitative valuation methodologies) relative to its carrying amount to determine whether quantitative indicators of potential impairment are present (i.e., Step 1). The Company may also elect to bypass the qualitative assessment and begin with Step 1. If the results of Step 1 indicate that the fair value of the reporting unit may be below its carrying amount, the Company determines the fair value of the reporting unit’s assets and liabilities, considering deferred taxes, and then measures impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill (i.e., Step 2).

A reporting unit is defined as an operating segment or a component of that operating segment, as defined in ASC 280. Reporting units may vary, depending on the level at which performance of the segment is reviewed. No impairment was identified in any reporting unit in 2017, 2016 or 2015.

Other identifiable intangible assets consist primarily of the core deposit premiums and customer relationships arising from acquisitions. These intangibles were established using the discounted cash flow approach and are being amortized using an accelerated method over the estimated remaining life of each intangible recorded at acquisition. These finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable from undiscounted future cash flows or that it may exceed its fair value.

Income Taxes

The Company and its significant subsidiaries are subject to income taxes in federal, state and local jurisdictions, and such corporations account for income taxes under the asset and liability method in accordance with ASC Topic 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The recognition of a net deferred tax asset is dependent upon a “more likely than not” expectation of realization of the net deferred tax asset, based upon the analysis of available evidence. The net deferred tax asset recoverability is calculated using a consistent approach, which considers the relative impact of negative and positive evidence, including review of historical financial performance, and all sources of future taxable income, such as projections of future taxable income exclusive of future reversals of temporary differences and carryforwards, tax planning strategies, and any carryback availability. A valuation allowance is required to sufficiently reduce the net deferred tax asset to the amount that is expected to be realized on a “more likely than not” basis. Changes in the valuation allowance are generally recorded through income.

Cash Surrender Value of Life Insurance

The Company invests in bank-owned life insurance (“BOLI”), which involves the purchasing of life insurance on selected employees. The Company is the owner of the policies and, accordingly, the cash surrender value of the policies is included in total assets, and increases in cash surrender values are reported as income in the consolidated statements of income. The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the insured person’s death and certain other conditions are met.

Revenue Recognition

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of non-sufficient funds fees, account analysis fees, and other service charges on deposits which consist primarily of monthly account fees. Non-sufficient funds fees are recognized at the time the account overdraft occurs in accordance with regulatory guidelines. Account analysis fees consist of fees charged to certain commercial demand deposit accounts based upon account activity (and reduced by a credit which is based upon cash levels in the account).

Insurance Commissions and Fees

Commission revenue is recognized as of the effective date of the insurance policy, the date the customer is billed, or the date the commission is received, whichever is later. The Company also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed. The Company recognizes contingent commissions from insurance companies when determinable, which is generally when such commissions are received or when data is received from the insurance companies that allow the reasonable estimation of these amounts. Commission adjustments are recorded, including policy cancellations and override commissions, when the adjustments become reasonably estimable, which is generally in the period in which they occur.

Assets Under Administration and Asset Management Fees

The Company does not include assets held in fiduciary or agency capacities in the consolidated balance sheets, as such items are not assets of the Company. Fees from asset management activities are recorded on an accrual basis, over the period in which the service is provided. Fees are a function of the market value of assets administered and managed, the volume of transactions, and fees for other services rendered, as set forth in the underlying client agreement. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on estimated asset valuations and transaction volumes.

Credit Related Fees

Credit related fees primarily include fees assessed on the unused portion of commercial lines of credit (“unused commitment fees”) and syndication agent fees. Unused commitment fees are recognized when earned. Syndication agent fees are generally recognized when the transaction is complete.

Bankcard Fees

Bankcard fees include primarily bankcard interchange revenue, which is recorded as revenue when earned.

Per Share Amounts

Basic earnings per common share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, plus the effect of outstanding equity-based compensation awards if dilutive.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, pension liability and cash flow hedges, are reported as a separate component of the shareholder’s equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

Employee Benefits

The Company offers a 401(k) defined contribution benefit plan to its employees. The plan provides for a 100% match of employee contributions up to three percent of employee compensation and a 50% match of employee contributions on the next two percent of employee compensation. All contributions and related earnings are 100% vested.

Employees of the legacy Cadence Bank hired prior to January 1, 2001 participate in a noncontributory defined benefit pension plan. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service and compensation. Contributions to the plan reflect benefits attributed to employees’ services to date, as well as services expected to be provided in the future. The annual pension cost charged to expense is actuarially determined in accordance with the provisions of ASC Topic 715, “Compensation-Retirement Benefits.” The plan was amended effective January 1, 2001, to close participation in the plan, and employees hired subsequent to December 31, 2000, are not eligible to participate.

The Company has a supplemental retirement plan that originated from an acquired bank for certain directors and officers of that acquired bank. The annual cost charged to expense and the estimated present values of the projected payments are actuarially determined in accordance with the provisions of ASC Topic 715.

Prior to its acquisition by Cadence Bancorp, LLC (“LLC”), the Company entered into agreements with certain senior officers to establish an unqualified supplemental retirement plan. The plan allows for fixed payment amounts to begin on a monthly basis at age 65. The annual cost charged to expense and the estimated present value of the projected payments was determined in accordance with the provisions of ASC Topic 715. The present value of projected payments is recorded as a liability, in accordance with ASC Subtopic 710-30 in the Company’s consolidated balance sheets.

The Company provides a voluntary deferred compensation plan for certain of its executive and senior officers. Under this plan, the participants may defer up to 25% of their base compensation and 100% of certain incentive compensation. The Company may, but is not obligated to, contribute to the plan. Amounts contributed to this plan are credited to a separate account for each participant and are subject to a risk of loss in the event of the Company’s insolvency. The Company made no contributions to this plan in 2017, 2016 or 2015.

Equity-Based Compensation and Equity Incentive Plan

The Company maintains an equity incentive plan that provides for the granting of various forms of incentive equity-based compensation.  The Company values these units at the grant date fair value and recognizes expense over the requisite service period. The Company’s equity–based compensation costs are recorded as a component of salaries and employee benefits in the consolidated statements of income.

Compensation costs are recognized for restricted stock units (“RSU”s) issued to employees based on the fair value of these awards at the date of grant. A Monte-Carlo simulation was used to value the RSUs by generating the possible future value of the Company’s common stock price at the settlement date and the number of shares earned. The fair value of the RSUs is then estimated by averaging the value for all paths and discounting the results using a risk-free rate.

Long Term Incentive Plan

The Company offers a long-term incentive plan to certain employees that provides for cash compensation, half of which are based on the value of the shares of LLC, or the quoted market price of the Company’s common stock, as determined on at least a quarterly basis. The awards are generally subject to a 36 month vesting period and the attainment of certain three-year profitability levels. The Company adjusts the accrual related to this plan on at least a quarterly basis, based on the phantom shares awarded, and the fair value of LLC’s or Company’s stock. Expense under this plan was $7.3 million, $4.4 million and $1.6 million as of December 31, 2017, 2016 and 2015, respectively.

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks, interest-bearing deposits with banks, and federal funds sold. Generally, federal funds are sold for one to seven day periods.

Cash flows from loans, either originated or acquired, are classified at the time according to management’s intent to either sell or hold the loan for the foreseeable future.  When management’s intent is to hold the loan for the foreseeable future, the cash flows of that loan are presented as investing cash flows.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, credit card lines, standby letters of credit and commitments to purchase securities. Such financial instruments are recorded in the consolidated financial statements when they are exercised.

Fair Value of Financial Instruments

Fair value estimates are made at a specific point in time, based on relevant market information and other information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale, at one time, the entire holdings of a particular financial instrument. Because no market exists for a portion of the financial instruments, fair value estimates are also based on judgments regarding estimated cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Management employs independent third-party pricing services to provide fair value estimates for the Company’s investment securities available for sale and held to maturity. Fair values for investment securities and certain derivative financial instruments are typically the prices supplied by a third-party pricing service or an unrelated counterparty, which utilize quoted market prices, broker/dealer quotations for identical or similar securities, and/or inputs that are observable in the market, either directly or indirectly, for substantially similar securities. Level 1 securities are typically exchange quoted prices. Level 2 securities are typically matrix priced by a third-party pricing service to calculate the fair value. Such fair value measurements consider observable data, such as relevant broker/dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. Level 3 instruments’ value is determined using pricing models, discounted cash flow models and similar techniques, and may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability. These methods of valuation may result in a significant portion of the fair value being derived from unobservable assumptions that reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability.

Management uses various validation procedures to validate the prices received from pricing services and quotations received from dealers are reasonable for each relevant financial instrument, including reference to relevant broker/dealer quotes or other market quotes and a review of valuations and trade activity of comparable securities. Consideration is given to the nature of the quotes (e.g., indicative or firm) and the relationship of recently evidenced market activity to the prices provided by the third-party pricing service.

Understanding the third-party pricing service’s valuation methods, assumptions and inputs used by the firm is an important part of the process of determining that reasonable and reliable fair values are being obtained. Management evaluates quantitative and qualitative information provided by the third-party pricing services to assess whether they continue to exhibit the high level of expertise and internal controls that management relies upon.

Fair value estimates are based on existing financial instruments on the consolidated balance sheets, without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred income taxes, premises and equipment, goodwill and other intangible assets. In addition, the income tax ramifications related to the realization of the unrealized gains and losses on available for sale investment securities can have a significant effect on fair value estimates and have not been considered in any of the estimates.

For further information about fair value measurements refer to Note 18.

Recently Adopted Accounting Pronouncements

In March, 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-07, “Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.”  The ASU amends Topic 323 and eliminates the requirement for an investor to retrospectively apply the equity method to investments when its ownership interest (or degree of influence in an investee) increases to a level that triggers the equity method of accounting. The adoption at January 1, 2017 of ASU 2016-07 did not have a significant impact on our financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09, all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. The adoption at January 1, 2017 of ASU 2016-09 did not have a significant impact on our financial position, results of operations or cash flows.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220)”, which allows an entity to elect a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Reform”). The amount of that reclassification should include the effect of changes of tax rate on the deferred tax amount, any related valuation allowance and other income tax effects on the items in AOCI. The standard requires an entity to state if an election to reclassify the tax effect to retained earnings is made along with the description of other income tax effects that are reclassified from AOCI. Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. The Company has elected to reclassify $5.2 million from AOCI to retained earnings in the current period. See Note 23, Accumulated Other Comprehensive Income (Loss) for more information.

Pending Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (ASU 2014-09), which is intended to improve and converge the financial reporting requirements for revenue contracts with customers. Previous accounting guidance comprised broad revenue recognition concepts along with numerous industry-specific requirements. The new guidance establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. The banking industry does not expect significant changes because major sources of revenue are from financial instruments that have been excluded from the scope of the new standard (including loans, derivatives, debt and equity securities, etc.). ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017, and must be retrospectively applied. Entities will have the option of presenting prior periods as impacted by the new guidance or presenting the cumulative effect of initial application along with supplementary disclosures. ASU 2014-09 requires us to change how we recognize certain recurring revenue streams within insurance commissions and fees and other categories of noninterest income; however, we do not expect these changes to have a significant impact on our consolidated financial statements. We adopted the standard in the first quarter of 2018 with an immaterial cumulative effect adjustment.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”.  ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheets, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheets or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. The Company does not expect this guidance will have a material effect on the Company’s consolidated balance sheets and consolidated statements of income.  We adopted the standard in the first quarter of 2018 with an immaterial cumulative effect adjustment.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, in order to reduce current diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented.  The Company does not expect this guidance will have a material effect on the Company’s consolidated statement of cash flows.

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

In May, 2017, the FASB issued ASU 2017-09, “Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies when modification accounting should be applied to changes in terms or conditions of share-based payment awards. The amendments narrow the scope of modification accounting by clarifying that modification accounting should be applied to awards if the change affects the fair value, vesting conditions, or classification of the award. The amendments do not impact current disclosure requirements for modifications, regardless of whether modification accounting is required under the new guidance. ASU No. 2017-08 will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those periods.  The Company does not expect this guidance will have a material effect on the Company’s consolidated balance sheets and consolidated statements of income.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities” which amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. The Company adopted ASU 2017-12 on January 1, 2018 and it did not have a material impact on the Company’s financial condition or results of operations.

Note 2—Securities

A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at December 31, 2017 and 2016 is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
December 31, 2017
Securities available-for-sale:
U.S. Treasury securities	$100,575	$—	$3,731	$96,844
Obligations of U.S. government agencies	80,552	738	66	81,224
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	106,461	676	1,110	106,027
Issued by FNMA and FHLMC	431,409	1,284	2,271	430,422
Other residential mortgage-backed securities	47,379	97	1,084	46,392
Commercial mortgage-backed securities	76,201	63	4,069	72,195
Total MBS	661,450	2,120	8,534	655,036
Obligations of states and municipal subdivisions	420,111	7,539	3,691	423,959
Other securities	5,762	286	163	5,885
Total securities available-for-sale	$1,268,450	$10,683	$16,185	$1,262,948
Securities held-to-maturity:
Obligations of states and municipal subdivisions	$290	$21	$—	$311

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016
Securities available-for-sale:
U.S. Treasury securities	$100,736	$—	$3,951	$96,785
Obligations of U.S. government agencies	97,340	508	320	97,528
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	152,918	1,401	1,166	153,153
Issued by FNMA and FHLMC	267,035	1,499	3,206	265,328
Other residential mortgage-backed securities	48,076	375	890	47,561
Commercial mortgage-backed securities	66,720	—	4,107	62,613
Total MBS	534,749	3,275	9,369	528,655
Obligations of states and municipal subdivisions	438,655	870	28,713	410,812
Other securities	5,580	149	162	5,567
Total securities available-for-sale	$1,177,060	$4,802	$42,515	$1,139,347
Securities held-to-maturity:
Obligations of states and municipal subdivisions	$425	$38	$—	$463

The scheduled contractual maturities of securities available-for-sale and securities held-to-maturity at December 31, 2017 were as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	108,378	104,719	290	311
Due after five years through ten years	19,397	19,653	—	—
Due after ten years	473,463	477,655	—	—
Mortgage-backed securities and other securities	667,212	660,921	—	—
Total	$1,268,450	$1,262,948	$290	$311

Proceeds from sales, gross gains, and gross losses on sales of securities available for sale for the years ended December 31, 2017, 2016 and 2015 are presented below. There were no other-than-temporary impairment charges included in gross realized losses for the years ended December 31, 2017, 2016 and 2015. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	For the Years Ended December 31,
(In thousands)	2017	2016	2015
Gross realized gains	$167	$4,172	$1,444
Gross realized losses	(313)	(436)	(273)
Realized gains (losses) on sale of securities available for sale, net	$(146)	$3,736	$1,171

Securities with a carrying value of $507.3 million and $380.4 million at December 31, 2017 and  2016, respectively, were pledged to secure public and trust deposits, FHLB borrowings, repurchase agreements and for other purposes as required or permitted by law.

The detail concerning securities classified as available-for-sale with unrealized losses as of December 31, 2017 and 2016 was as follows:

	Unrealized loss analysis
	Losses < 12 Months		Losses > 12 Months
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses
December 31, 2017
U.S. Treasury securities	$—	$—	$96,844	$3,731
Obligations of U.S. government agencies	1,577	9	14,323	57
MBS	306,274	1,490	172,324	7,044
Obligations of states and municipal subdivisions	2,601	22	134,870	3,669
Other securities	—	—	4,308	163
Total	$310,452	$1,521	$422,669	$14,664

	Unrealized loss analysis
	Losses < 12 Months		Losses > 12 Months
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses
December 31, 2016
U.S. Treasury securities	$96,785	$3,951	$—	$—
Obligations of U.S. government agencies	51,463	277	12,150	43
MBS	328,374	8,482	17,979	887
Obligations of states and municipal subdivisions	344,708	28,713	—	—
Other securities	—	—	4,216	162
Total	$821,330	$41,423	$34,345	$1,092

There were no securities classified as held-to-maturity with unrealized losses as of December 31, 2017 and 2016.

As of December 31, 2017 and 2016, approximately 58% and 75%, respectively, of the fair value of securities in the investment portfolio reflected an unrealized loss. As of December 31, 2017, there were 90 securities that had been in a loss position for more than twelve months, and 39 securities that had been in a loss position for less than 12 months. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption of the obligations. The Company has adequate liquidity and, therefore, does not plan to sell and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Note 3—Loans and Allowance for Credit Losses

The following table presents total loans outstanding by portfolio segment and class of financing receivable as of December 31, 2017 and 2016, respectively. Outstanding balances include Acquired Noncredit Impaired (“ANCI”) loans, originated loans and Acquired Credit Impaired (“ACI”) loans. Information about ACI loans is presented separately in the “Acquired Credit-Impaired Loans” section of this Note.

	As of December 31,
(In thousands)	2017	2016
Commercial and Industrial
General C&I	$2,746,454	$2,416,665
Energy sector	935,371	939,369
Restaurant industry	1,035,538	864,085
Healthcare	416,423	445,103
Total commercial and industrial	5,133,786	4,665,222
Commercial Real Estate
Income producing	1,082,929	1,001,703
Land and development	75,472	71,004
Total commercial real estate	1,158,401	1,072,707
Consumer
Residential real estate	1,690,814	1,457,170
Other	74,922	68,689
Total consumer	1,765,736	1,525,859
Small Business Lending	221,855	193,641
Total (Gross of unearned discount and fees)	8,279,778	7,457,429
Unearned discount and fees	(26,351)	(24,718)
Total (Net of unearned discount and fees)	$8,253,427	$7,432,711

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

The level of the ACL is influenced by loan volumes, risk rating migration, historic loss experience influencing loss factors, and other conditions influencing loss expectations, such as economic conditions. The primary indicator of credit quality for the portfolio segments is its internal risk ratings. The assignment of loan risk ratings is the primary responsibility of the lending officer concurrent with approval from the credit officer reviewing and recommending approval of the credit. Additionally, there is independent review by internal credit review, which also performs ongoing, independent review of the risk management process. The risk management process includes underwriting, documentation and collateral control. Credit review is centralized and independent of the lending function. The credit review results are reported to senior management and the Board of Directors.

The following is a summary description of the risk ratings. Tables summarizing the amount of loans by criticized or classified risk rating in each loan portfolio segment is included in the sections “Credit Exposure in the Originated and ANCI Loan Portfolios” and “Credit Exposure in the ACI Portfolio.”

•	Pass. Loans within this risk rating are further categorized as follows:
•	Virtually Risk Free—Well-collateralized by cash equivalent instruments held by the Bank or supported by an abundance of repayment sources including liquidity currently sufficient to retire the loan.
•

Exceptional—Exceptional credits possess very low risk of loss. These loans are generally cash secured or are supported by larger corporate borrowers (with sufficient financial resources to qualify for an upper level investment rating from S&P or Moody’s).

•

Superior—Superior credits possess a low risk of loss. Superior borrowers possess liquid financial statements supported by superior financial strength and stability, including superior cash flow generation ability and significant levels of liquid assets combined with low to moderate levels of leverage.

•

Strong—Strong credits possess excellent credit quality supported by excellent, diverse sources of repayment including strong (full cycle) cash flow, persistently excellent liquidity and other assets comprising a strong net worth position that can be converted into liquid assets within the next twelve months.

•

Above Average—Above average credits are desirable because of their above average credit quality, and are supported by comfortable (full cycle) cash flow coverage, meaningful (currently existing) financial liquidity and moderate financial leverage maintained by financially sound borrowers.

•

Good—Good credits possess a minor weakness that causes them to possess slightly lower than average credit quality even though they also possess attributes (one or more strengths that can be built on) that make them preferable to satisfactory loans.

•

Satisfactory—Satisfactory credits generally meet the minimum requirements for an acceptable loan in a broad sense but their overall risk profile causes their credit quality to fall within the bottom quartile of all newly approved loans.

•

Pass Watch—A “watch” credit is a pass loan for which an additional policy exception may have arisen subsequent to its booking or has been previously extended to a borrower and now shows signs of weakness in the overall base of financial resources available to repay the loan. However, demonstrated mitigating factors exist that contribute to the reduction of the risk of delinquency or loss.

•

Special Mention—A “special mention” loan has identified potential weaknesses that are of sufficient materiality to require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Bank’s credit position at some future date. Special mention assets contain greater than acceptable risk to warrant increases in credit exposure and are thus considered non-pass rated credits.

•

Substandard High—A “substandard high” loan is inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged, if any. Loans classified as substandard high possess well-defined weaknesses that are expected to jeopardize their liquidation but the weaknesses have not progressed to a point where payments on the loan have become consistently late or where repayment is not expected to be protracted relative to contractual terms. Loans in this category are generally in accrual status.

•

Substandard Low—A “substandard low” loan is inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged, if any. Loans classified as substandard low possess well-defined weaknesses that are expected to jeopardize their liquidation and have progressed to a point where payments on the loan have become consistently late or possess other significant delays for orderly repayment. Loans in this category generally are in nonaccrual status.

•

Doubtful—Loans classified as “doubtful” possess all of the weaknesses inherent in loans classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable or improbable based on currently existing facts, conditions and values. Loans rated as doubtful are not rated as loss because certain events may occur that could salvage the debt. Loans in this category are required to be on nonaccrual.

•

Loss—Loans classified “loss” are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be affected in the future. Loans may reside in this classification for administrative purposes for a period not to exceed the earlier of thirty (30) days or calendar quarter-end.

A summary of the activity in the ACL for each of the three years in the period ended December 31, 2017 is as follows:

	For the Year Ended December 31, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of December 31, 2016	$54,688	$10,103	$13,265	$4,212	$82,268
Provision for loan losses	5,883	1,737	1,746	369	9,735
Charge-offs	(5,645)	(93)	(929)	(204)	(6,871)
Recoveries	993	243	901	307	2,444
As of December 31, 2017	$55,919	$11,990	$14,983	$4,684	$87,576

Allocation of ending ACL
ACI loans collectively evaluated for impairment	$5	$2,006	$6,289	$—	$8,300
ACI loans individually evaluated for impairment	—	4	220	—	224
ANCI loans collectively evaluated for impairment	864	130	49	295	1,338
ANCI loans individually evaluated for impairment	—	—	36	22	58
Originated loans collectively evaluated for impairment	46,591	9,850	8,389	4,362	69,192
Originated loans individually evaluated for impairment	8,459	—	—	5	8,464
ACL as of December 31, 2017	$55,919	$11,990	$14,983	$4,684	$87,576
Loans
ACI loans collectively evaluated for impairment	$19,486	$71,675	$150,798	$—	$241,959
ACI loans individually evaluated for impairment	10,091	8,186	324	—	18,601
ANCI loans collectively evaluated for impairment	58,775	15,926	113,357	11,331	199,389
ANCI loans individually evaluated for impairment	—	—	1,582	310	1,892
Originated loans collectively evaluated for impairment	4,974,973	1,062,614	1,499,260	209,627	7,746,474
Originated loans individually evaluated for impairment	70,461	—	415	587	71,463
Loans as of December 31, 2017	$5,133,786	$1,158,401	$1,765,736	$221,855	$8,279,778

	For the Year Ended December 31, 2016
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of December 31, 2015	$55,824	$8,136	$13,450	$2,373	$79,783
Provision for loan losses	43,782	1,389	1,506	2,671	49,348
Charge-offs	(46,367)	—	(2,094)	(841)	(49,302)
Recoveries	1,449	578	403	9	2,439
As of December 31, 2016	$54,688	$10,103	$13,265	$4,212	$82,268

Allocation of ending ACL
ACI loans collectively evaluated for impairment	$176	$2,652	$7,215	$—	$10,043
ACI loans individually evaluated for impairment	—	3	232	—	235
ANCI loans collectively evaluated for impairment	299	243	94	272	908
ANCI loans individually evaluated for impairment	—	—	37	33	70
Originated loans collectively evaluated for impairment	52,615	7,205	5,687	3,900	69,407
Originated loans individually evaluated for impairment	1,598	—	—	7	1,605
ACL as of December 31, 2016	$54,688	$10,103	$13,265	$4,212	$82,268
Loans
ACI loans collectively evaluated for impairment	$26,276	$87,825	$187,668	$—	$301,769
ACI loans individually evaluated for impairment	11,772	10,345	396	—	22,513
ANCI loans collectively evaluated for impairment	51,694	20,306	151,759	8,769	232,528
ANCI loans individually evaluated for impairment	—	—	1,168	389	1,557
Originated loans collectively evaluated for impairment	4,424,822	954,231	1,184,442	183,933	6,747,428
Originated loans individually evaluated for impairment	150,658	—	426	550	151,634
Loans as of December 31, 2016	$4,665,222	$1,072,707	$1,525,859	$193,641	$7,457,429

	For the Year Ended December 31, 2015
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of December 31, 2014	$28,930	$7,050	$15,552	$1,988	$53,520
Provision for loan losses	35,355	1,018	(1,412)	1,023	35,984
Charge-offs	(8,525)	(271)	(1,291)	(647)	(10,734)
Recoveries	64	339	601	9	1,013
As of December 31, 2015	$55,824	$8,136	$13,450	$2,373	$79,783

Allocation of ending ACL
ACI loans collectively evaluated for impairment	$2,062	$3,084	$8,688	$—	$13,834
ACI loans individually evaluated for impairment	168	—	332	—	500
ANCI loans collectively evaluated for impairment	425	227	65	285	1,002
ANCI loans individually evaluated for impairment	—	—	40	21	61
Originated loans collectively evaluated for impairment	48,666	4,825	4,325	2,067	59,883
Originated loans individually evaluated for impairment	4,503	—	—	—	4,503
ACL as of December 31, 2015	$55,824	$8,136	$13,450	$2,373	$79,783

Impaired Originated and ANCI Loans Including TDRs

The following includes certain key information about individually impaired loans as of December 31, 2017 and 2016.

Originated and ANCI Loans Identified as Impaired

	As of December 31, 2017
(In thousands)	Recorded Investment in Impaired Loans (1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
With no related allowance for credit losses
Commercial and Industrial
General C&I	$5,010	$4,994	$—	$192	$—
Energy sector	14,822	23,307	—	14,822	387
Total commercial and industrial	19,832	28,301	—	15,014	387
Consumer
Residential real estate	1,093	1,097	—	35	—
Other	416	415	—	—	—
Total consumer	1,509	1,512	—	35	—
Small Business Lending	249	695	—	249	—
Total	$21,590	$30,508	$—	$15,298	$387
With allowance for credit losses recorded
Commercial and Industrial
Energy sector	$39,857	$43,416	$8,353	$28,000	$402
Restaurant industry	11,017	10,969	106	—	2,500
Total commercial and industrial	50,874	54,385	8,459	28,000	2,902
Consumer
Residential real estate	496	494	36	—	—
Small Business Lending	650	921	27	60	—
Total	$52,020	$55,800	$8,522	$28,060	$2,902

	As of December 31, 2016
(In thousands)	Recorded Investment in Impaired Loans (1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
With no related allowance for credit losses
Commercial and Industrial
General C&I	$12,334	$13,426	$—	$6,838	$1,363
Energy sector	99,200	103,322	—	85,149	8,465
Total commercial and industrial	111,534	116,748	—	91,987	9,828
Consumer
Residential real estate	437	435	—	—	—
Other	429	427	—	—	1
Total consumer	866	862	—	—	1
Small Business Lending	299	703	—	299	—
Total	$112,699	$118,313	$—	$92,286	$9,829
With allowance for credit losses recorded
Commercial and Industrial
Energy sector	$39,319	$45,243	$1,598	$28,228	$4,788
Consumer
Residential real estate	736	741	37	39	—
Small Business Lending	641	897	40	90	—
Total	$40,696	$46,881	$1,675	$28,357	$4,788

(1)	The recorded investment of a loan also includes any interest receivable, net unearned discount or fees, and unamortized premium or discount.

The related amount of interest income recognized for impaired loans was $1.6 million for the year ended December 31, 2017, compared to $1.4 million and $0.8 million for the same periods in 2016 and 2015, respectively.

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, under the terms of the restructured loan. Approximately $1.5 million of contractual interest paid was recognized on the cash basis for the year ended December 31, 2017, compared to $1.1 million and zero for same periods in 2016 and 2015, respectively.

Average Recorded Investment in Impaired Originated and ANCI Loans

	Year Ended December 31,
(In thousands)	2017	2016	2015
Commercial and Industrial
General C&I	$8,586	$11,291	$6,347
Energy sector	108,751	158,192	20,105
Restaurant industry	2,203	—	—
Total commercial and industrial	119,540	169,483	26,452
Consumer
Residential real estate	1,426	1,206	1,567
Other	386	398	273
Total consumer	1,812	1,604	1,840
Small Business Lending	945	547	723
Total	$122,297	$171,634	$29,015

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

A modification is classified as a TDR if the borrower is experiencing financial difficulty and it is determined that the Company has granted a concession to the borrower. The Company may determine that a borrower is experiencing financial difficulty if the borrower is currently in default on any of its debt, or if it is probable that a borrower may default in the foreseeable future without the modification. Concessions could include reductions of interest rates at a rate lower than current market rate for a new loan with similar risk, extension of the maturity date, reduction of accrued interest, principal forgiveness, forbearance, or other concessions. The assessments of whether a borrower is experiencing or will likely experience financial difficulty and whether a concession has been granted is highly subjective in nature, and management’s judgment is required when determining whether a modification is classified as a TDR. Current amendments to the accounting guidance preclude a creditor from using the effective interest rate test in the debtor’s guidance on restructuring of payables (ASC 470-60-55-10) when evaluating whether a restructuring constitutes a TDR.

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

Originated and ANCI Loans that were modified into TDRs

	For the Year Ended December 31,
	2017		2016		2015
(In thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial	3	$16,027	6	$43,609	5	$26,459
Consumer	2	739	2	534	6	579
Small Business Lending	1	138	1	552	—	—
Total	6	$16,904	9	$44,695	11	$27,038

There were no TDRs experiencing payment default during the years ended December 31, 2017 and 2016.  For the year ended December 31, 2015 there were two small business lending loans with a combined recorded investment of $459 thousand which experienced payment default.  Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 day past due status with respect to principal and/or interest payments.

	For the Year Ended December 31,
	2017		2016			2015
	Number of Loans Modified by:
	Rate Concession	Modified Terms and/ or Other Concessions	Forbearance Agreement	Rate Concession	Modified Terms and/ or Other Concessions	Rate Concession	Modified Terms and/ or Other Concessions
Commercial and Industrial	2	1	2	1	3	—	5
Consumer	—	2	—	—	2	5	1
Small Business Lending	1	—	—	1	—	—	—
Total	3	3	2	2	5	5	6

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $4.4 million and $2.1 million of consumer loans secured by single family residential real estate that are in process of foreclosure at December 31, 2017 and 2016, respectively. Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction.  In addition to the single family residential real estate loans in process of foreclosure, the Company also held $2.7 million and $5.1 million of foreclosed single family residential properties in other real estate owned as of December 31, 2017 and 2016.

Credit Exposure in the Originated and ANCI Loan Portfolios

The following provides information regarding the credit exposure by portfolio segment and class of receivable as of December 31, 2017 and 2016:

	As of December 31, 2017
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized / Classified
Commercial and Industrial
General C&I	$80,550	$47,324	$—	$127,874
Energy sector	—	99,979	7,634	107,613
Restaurant industry	4,536	12,506	—	17,042
Healthcare	—	71	—	71
Total commercial and industrial	85,086	159,880	7,634	252,600
Commercial Real Estate
Income producing	—	26	—	26
Land and development	20	—	—	20
Total commercial real estate	20	26	—	46
Consumer
Residential real estate	7,610	12,416	—	20,026
Other	673	356	4	1,033
Total consumer	8,283	12,772	4	21,059
Small Business Lending	3,480	1,375	27	4,882
Total	$96,869	$174,053	$7,665	$278,587

	As of December 31, 2016
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized / Classified
Commercial and Industrial
General C&I	$36,419	$27,489	$—	$63,908
Energy sector	30,433	239,457	789	270,679
Restaurant industry	16,169	—	—	16,169
Healthcare	9,479	—	—	9,479
Total commercial and industrial	92,500	266,946	789	360,235
Commercial Real Estate
Income producing	—	—	—	—
Land and development	23	341	—	364
Total commercial real estate	23	341	—	364
Consumer
Residential real estate	2,578	3,871	—	6,449
Other	508	419	—	927
Total consumer	3,086	4,290	—	7,376
Small Business Lending	1,818	1,880	—	3,698
Total	$97,427	$273,457	$789	$371,673

The following provides an aging of past due loans by portfolio segment and class of receivable as of December 31, 2017 and 2016:

Aging of Past Due Originated and ANCI Loans

	As of December 31, 2017
	Accruing Loans			Non-Accruing Loans
(Recorded Investment in thousands)	30-59 DPD	60-89 DPD	90+DPD	0-29 DPD	30-59 DPD	60-89 DPD	90+DPD
Commercial and Industrial
General C&I	$59	$—	$476	$—	$192	$—	$—
Energy sector	—	—	—	32,315	—	—	10,507
Healthcare	—	—	—	—	71	—	-
Total commercial and industrial	59	—	476	32,315	263	—	10,507
Commercial Real Estate
Income producing	—	—	26	—	—	—	—
Land and development	55	—	—	—	—	—	—
Total commercial real estate	55	—	26	—	—	—	—
Consumer
Residential real estate	3,191	1,030	325	1,070	173	293	2,205
Other	532	3	—	—	—	—	—
Total consumer	3,723	1,033	325	1,070	173	293	2,205
Small Business Lending	931	328	—	110	38	—	494
Total	$4,768	$1,361	$827	$33,495	$474	$293	$13,206

	As of December 31, 2016
	Accruing Loans			Non-Accruing Loans
(Recorded Investment in thousands)	30-59 DPD	60-89 DPD	90+DPD	0-29 DPD	30-59 DPD	60-89 DPD	90+DPD
Commercial and Industrial
General C&I	$3,930	$—	$—	$125	$6,839	$—	$250
Energy sector	—	—	—	112,937	—	—	447
Total commercial and industrial	3,930	—	—	113,062	6,839	—	697
Commercial Real Estate
Income producing	4	—	—	—	—	—	—
Land and development	259	—	—	—	—	341	—
Total commercial and industrial	263	—	—	—	—	341	—
Consumer
Residential real estate	2,910	1,078	496	1,427	30	—	2,073
Other	552	—	3	—	—	—	—
Total consumer	3,462	1,078	499	1,427	30	—	2,073
Small Business Lending	2,003	563	87	560	78	36	131
Total	$9,658	$1,641	$586	$115,049	$6,947	$377	$2,901

Acquired Credit Impaired (“ACI”) Loans

The following table presents total ACI loans outstanding by portfolio segment and class of financing receivable as of December 31, 2017 and 2016.

	As of December 31,
(In thousands)	2017	2016
Commercial and Industrial
General C&I	$23,428	$31,709
Healthcare	6,149	6,338
Total commercial and industrial	29,577	38,047
Commercial Real Estate
Income producing	79,861	96,673
Land and development	—	1,497
Total commercial real estate	79,861	98,170
Consumer
Residential real estate	149,942	186,375
Other	1,180	1,690
Total consumer	151,122	188,065
Total	$260,560	$324,282

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

•	Changes in prepayment assumptions—Prepayments affect the estimated life of ACI loans which may change the amount of interest income, and possibly principal, expected to be collected; and
•	Changes in the expected principal and interest payments over the estimated life—Updates to expected cash flows are driven by the credit outlook and actions taken with borrowers.

Changes in the amount of accretable discount for ACI loans for each of the years in the period ended December 31, 2017:

Changes in Accretable Yield on ACI Loans

	For the Year Ended December 31,
(In thousands)	2017	2016	2015
Balance at beginning of period	$98,728	$122,791	$163,631
Maturities/payoff	(9,888)	(11,563)	(24,196)
Charge-offs	(129)	(286)	(183)
Foreclosure	(1,061)	(1,041)	(1,290)
Accretion	(23,303)	(30,870)	(46,042)
Reclass from nonaccretable difference due to increases in expected cash flow	14,075	19,697	30,871
Balance at end of period	$78,422	$98,728	$122,791

Impaired ACI Loans and Pools Including TDRs

The following includes certain key information about individually impaired ACI loans and pooled ACI loans as of and for the years ended December 31, 2017 and 2016.

ACI Loans / Pools Identified as Impaired

	As of December 31, 2017
	ACI Loans / Pools Identified as Impaired
(In thousands)	Recorded Investment in Impaired Loans(1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
Commercial and Industrial	$13,541	$17,630	$5	$—	$—
Commercial Real Estate	82,856	112,330	2,010	225	—
Consumer	18,603	22,064	6,509	—	—
Total	$115,000	$152,024	$8,524	$225	$—

	As of December 31, 2016
	ACI Loans / Pools Identified as Impaired
(In thousands)	Recorded Investment in Impaired Loans(1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
Commercial and Industrial	$15,552	$28,256	$176	$1,818	$—
Commercial Real Estate	53,428	82,946	2,654	1,845	1,213
Consumer	44,295	50,175	7,447	—	15
Total	$113,275	$161,377	$10,277	$3,663	$1,228

(1)	The recorded investment of a loan also includes any interest receivable, net unearned discount or fees, and unamortized premium or discount.

ACI Loans that Were Modified into TDRs

There were no ACI loans modified into a TDR for the year ended December 31, 2017.  In the year ended December 31, 2016, there was one ACI loan modified into a TDR with a recorded investment of $954 thousand.  There were no ACI TDRs experiencing payment default during the three years in the period ended December 31, 2017.  Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 day past due status with respect to principal and interest payments.

Credit Exposure in the ACI Portfolio

The following provides information regarding the credit exposure by portfolio segment and class of receivable as of December 31, 2017 and December 31, 2016:

ACI Loans by Risk Rating

	As of December 31,
	2017			2016
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Special Mention	Substandard	Doubtful
Commercial and Industrial
General C&I	$737	$1,173	$37	$939	$5,484	$33
Healthcare	—	6,148	—	—	—	—
Total commercial and industrial	737	7,321	37	939	5,484	33
Commercial Real Estate
Income producing	1,446	4,425	—	5,813	13,591	—
Land and development	733	2,090	—	933	3,240	—
Total commercial real estate	2,179	6,515	—	6,746	16,831	—
Consumer
Residential real estate	3,900	22,635	—	3,655	27,586	—
Other	114	417	—	14	287	—
Total consumer	4,014	23,052	—	3,669	27,873	—
Total	$6,930	$36,888	$37	$11,354	$50,188	$33

ACI Consumer credit exposure, based on past due status:

	As of December 31,
	2017		2016
(Recorded Investment in thousands)	Residential Real Estate	Other	Residential Real Estate	Other
0 – 29 Days Past Due	$139,662	$1,356	$171,457	$1,871
30 – 59 Days Past Due	2,299	120	4,070	134
60 – 89 Days Past Due	2,496	62	1,939	25
90 – 119 Days Past Due	399	—	622	36
120 + Days Past Due	7,480	45	10,915	56
Total	$152,336	$1,583	$189,003	$2,122

Note 4—Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization, as follows:

		December 31,
(In thousands)	Estimated Useful Life in Years	2017	2016
Premises:
Land	—	$16,875	$16,875
Buildings, construction and improvements (1)	2-40	53,620	52,263
Total premises		70,495	69,138
Equipment	3-10	34,123	31,984
Total premises and equipment		104,618	101,122
Less: Accumulated depreciation and amortization		(41,186)	(34,446)
Total premises and equipment, net		$63,432	$66,676

(1)	Leasehold improvements are depreciated over the lesser of the estimated useful life or the lease term.

The amount charged to operating expenses for depreciation was approximately $7.1 million, $6.7 million and $7.2 million for 2017, 2016 and 2015, respectively.

Included in other assets is net software cost totaling $4.0 million and $3.4 million as of December 31, 2017 and 2016, respectively.  The amount charged to operating expenses for software amortization was $1.9 million, $1.7 million and $1.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company leases various premises and equipment under operating leases. The leases have varying terms, with most containing renewal or first-right-of-refusal options for multi-year periods and annual increases in base rates.

The following is a schedule by year of future minimum lease payments under operating leases, as of December 31, 2017:

Year	Property	Equipment	Total
(In thousands)
2018	$9,724	$342	$10,066
2019	9,542	187	9,729
2020	8,544	44	8,588
2021	7,794	—	7,794
2022	5,575	—	5,575
Thereafter	8,949	—	8,949
Total minimum lease payments	$50,128	$573	$50,701

Rental expense for premises and equipment, net of rental income, for the years ended December 31, 2017, 2016 and 2015, was approximately $11.2 million, $11.1 million and $13.4 million, respectively. The major portion of equipment rental expense is related to office equipment and is paid on a month-to-month basis.

Note 5—Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets at December 31, 2017 and 2016:

	December 31,
(In thousands)	2017	2016
Goodwill	$317,817	$317,817
Core deposit intangible, net of accumulated amortization of $38,091 and $35,495, respectively	1,595	4,191
Customer lists, net of accumulated amortization of $18,097 and $16,041, respectively	8,604	10,659
Trademarks	24	24
Total goodwill and intangible assets	$328,040	$332,691

Note 6—Derivatives

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

The fair value of derivative positions outstanding is included in other assets and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows. For derivatives not designated as hedging instruments, gains and losses due to changes in fair value are included in noninterest income and the operating section of the consolidated statement of cash flows. For derivatives designated as hedging instruments, the effective portion of the gain or loss related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified as interest income when the forecasted transaction affects income.  The ineffective portion of the gain or loss is recognized immediately as noninterest income.  The notional amounts and estimated fair values as of December 31, 2017 and 2016 were as follows:

	December 31, 2017			December 31, 2016
		Fair Value			Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$1,032,000	$—	$21,394	$1,332,000	$1,184	$17,225
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	737,533	2,056	2,056	474,923	2,877	2,877
Commercial loan interest rate caps	186,290	153	153	286,959	94	94
Commercial loan interest rate floors	330,764	1,054	1,054	51,878	118	118
Mortgage loan held for sale interest rate lock commitments	6,119	50	—	3,788	88	—
Mortgage loan forward sale commitments	4,565	10	—	7,724	—	46
Mortgage loan held for sale floating commitments	11,800	—	—	5,895	—	—
Foreign exchange contracts	41,688	635	623	—	—	—
Total derivatives not designated as hedging instruments	1,318,759	3,958	3,886	831,167	3,177	3,135
Total derivatives	$2,350,759	$3,958	$25,280	$2,163,167	$4,361	$20,360

The Company is party to collateral support agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.  At December 31, 2017 and 2016, the Company was required to post $20.1 million and $20.3 million, respectively, in cash or securities as collateral for its derivative transactions, which are included in “interest-bearing deposits in banks” on the Company’s consolidated balance sheets. The Company’s master agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts of derivatives executed with the same counterparty under the master agreement.

Gain (loss) included in the consolidated statements of income related to derivative instruments for each of the three years ended December 31, 2017:

	For the Year Ended December 31,
	2017			2016			2015
(In thousands)	OCI	Reclassified from AOCI to interest income	Noninterest income	OCI	Reclassified from AOCI to interest income	Noninterest income	OCI	Reclassified from AOCI to interest income	Noninterest income
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$(1,426)	$3,705	$—	$(7,444)	$11,255	$166	$7,454	$4,877	$(329)
Derivatives not designated as hedging instruments:
Mortgage loan held for sale interest rate lock commitments	$—	$—	$(39)	$—	$—	$24	$—	$—	$(66)
Foreign exchange contracts	—	—	2,271	—	—	1,264	—	—	965

Interest Rate Swap, Floor and Cap Agreements not designated as hedging derivatives

The Company enters into certain interest rate swap, floor and cap agreements on commercial loans that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap, floor or cap with a loan customer while at the same time entering into an offsetting interest rate swap or cap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The interest rate swap transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate. The interest rate cap transaction allows the Company’s customer to minimize interest rate risk exposure to rising interest rates. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s consolidated statements of income. The Company is exposed to credit loss in the event of nonperformance by the parties to the interest rate swap and cap agreements. However, the Company does not anticipate nonperformance by the counterparties. The estimated fair value has been recorded as an asset and a corresponding liability in the accompanying consolidated balance sheets as of December 31, 2017 and 2016.

Cash Flow Hedges

Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company uses interest rate swaps to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans.  In June 2015 and March 2016, the Company entered into the following interest rate swap agreements to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans.  On December 29, 2017, an interest rate swap agreement matured with a notional amount of $300 million.

Effective Date	Maturity Date	Notional Amount (In Thousands)	Fixed Rate	Variable Rate
June 15, 2015	December 17, 2018	$382,000	1.3250%	1 Month LIBOR
June 30, 2015	December 31, 2019	300,000	1.5120	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.5995	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.5890	1 Month LIBOR

Based on our current interest rate forecast, $6.4 million of deferred net loss on derivatives in OCI at December 31, 2017 is estimated to be reclassified into net interest income during the next twelve months due to the receipt of interest payments. Future changes to interest rates may significantly change actual amounts reclassified to income. There were no reclassifications into income during 2017, 2016 or 2015 as a result of any discontinuance of cash flow hedges because the forecasted transaction was no longer probable. The maximum length of time over which the Company is hedging a portion of its exposure to the variability in future cash flows for forecasted transactions is approximately eight years as of December 31, 2017.

Note 7—Deposits

Domestic time deposits $250,000 and over were $382.4 million and $318.8 million at December 31, 2017 and 2016, respectively.  There were no foreign time deposits at either December 31, 2017 or 2016.

At December 31, 2017, the scheduled maturities of time deposits included in interest-bearing deposits were as follows.

(In thousands)	December 31, 2017
2018	$1,284,285
2019	515,511
2020	89,364
2021	16,678
2022	10,455
Thereafter	44
Total	$1,916,337

Note 8—Borrowed Funds

Repurchase Agreements

Securities sold under agreements to repurchase generally mature within one to seven days from the transaction date. Securities underlying the repurchase agreements remain under the control of the Company.

Information concerning the Company’s securities sold under agreements to repurchase as of December 31, 2017 and 2016 is summarized as follows:

	December 31,
(In thousands)	2017	2016
Balance at period end	$1,026	$3,494
Average balance during the period	3,371	5,948
Average interest rate during the period	0.25%	0.19%
Maximum month-end balance during the period	$6,286	$8,031

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

Senior and Subordinated Debt

In June 2014, the Company and the Bank completed an unregistered $245 million multi-tranche debt transaction and in March 2015, the Company completed an unregistered $50 million debt transaction. These transactions enhanced our liquidity and the Bank’s capital levels to support balance sheet growth.  Details of the debt transactions are as follows:

	December 31,
(In thousands)	2017	2016
Cadence Bancorporation:
4.875% senior notes, due June 28, 2019	$145,000	$145,000
5.375% senior notes, due June 28, 2021	50,000	50,000
7.250% subordinated notes, due June 28, 2029, callable in 2024	35,000	35,000
6.500% subordinated notes, due March 2025, callable in 2020	40,000	40,000
Total long-term debt—Cadence Bancorporation	270,000	270,000
Cadence Bank:
6.250% subordinated notes, due June 28, 2029, callable in 2024	25,000	25,000
Debt issuance cost and unamortized premium	(1,606)	(2,693)
Purchased 4.875% senior notes, due June 28, 2019	(10,078)	(78)
Total long-term debt	$283,316	$292,229

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

Junior Subordinated Debentures

In conjunction with the Company’s acquisition of Cadence Financial Corporation and Encore Bank, N.A., the junior subordinated debentures were marked to their fair value as of their respective acquisition dates. The related mark is being amortized over the remaining term of the junior subordinated debentures.  The following is a list of junior subordinated debt:

	December 31,
(In thousands)	2017	2016
Junior subordinated debentures, 3 month LIBOR plus 2.85%, due 2033	$30,000	$30,000
Junior subordinated debentures, 3 month LIBOR plus 2.95%, due 2033	5,155	5,155
Junior subordinated debentures, 3 month LIBOR plus 1.75%, due 2037	15,464	15,464
Total par value	$50,619	$50,619
Purchase accounting adjustment, net of amortization	(14,147)	(14,630)
Total junior subordinated debentures	$36,472	$35,989

Advances from FHLB and Borrowings from FRB

FHLB advances are collateralized by deposits with the FHLB, FHLB stock and loans. FHLB advances were $150 million as of December 31, 2017.  These advances matured in January 2018.  There were no outstanding FHLB advances as of December 31, 2016. Any advances are collateralized by $1.4 billion of commercial and residential real estate loans pledged under a blanket lien arrangement as of December 31, 2017.

As of December 31, 2017 and 2016, the FHLB has issued for the benefit of the Bank irrevocable letters of credit totaling $386.5 million. The Bank has a $35 million irrevocable letter of credit in favor of the State of Alabama SAFE Program to secure certain deposits of the State of Alabama. This letter of credit expires September 27, 2018 upon 45 days’ prior notice of non-renewal; otherwise it automatically extends for a successive one-year term. The Bank also has a $350 million irrevocable letter of credit to secure a large treasury management deposit.  This letter of credit expires May 26, 2018 upon 45 days’ prior notice of non-renewal; otherwise it automatically extends for a successive one-year term.

There were no borrowings from the FRB discount window as of December 31, 2017 and 2016.  Any borrowings from the FRB will be collateralized by $738.4 million in commercial loans pledged under a borrower-in-custody arrangement.

Note 9—Other Noninterest Income and Other Noninterest Expense

The detail of the other noninterest income and other noninterest expense captions presented in the consolidated statements of income is as follows:

	For the Year Ended December 31,
(In thousands)	2017	2016	2015
Other noninterest income
Insurance revenue	$7,378	$7,717	$7,107
Bankcard fees	7,310	7,270	7,213
Income from bank owned life insurance policies	3,313	2,954	2,994
Other	6,655	(263)	(2,297)
Total other noninterest income	$24,656	$17,678	$15,017

	For the Year Ended December 31,
(In thousands)	2017	2016	2015
Other noninterest expense
Net cost of operation of other real estate owned	$2,251	$3,033	$5,238
Data processing expense	7,590	6,280	6,092
Special asset expenses	1,156	1,788	3,000
Consulting and professional fees	9,090	6,728	5,671
Loan related expenses	2,379	3,114	3,745
FDIC insurance	4,275	7,228	5,027
Communications	2,837	2,656	3,249
Advertising and public relations	2,048	1,369	2,295
Legal expenses	4,178	2,721	3,159
Branch closure expenses	198	238	2,074
Other	24,663	25,443	26,306
Total other noninterest expense	$60,665	$60,598	$65,856

Note 10—Income Taxes

The Tax Cut and Jobs Act (“Tax Reform”) enacted on December 22, 2017 reduced the U.S. federal statutory income tax rate from 35% to 21% effective January 1, 2018.  As a result of the new law, the Company recorded a $19.0 million write-off of the Company’s net deferred tax asset, which was recorded as additional income tax expense in the fourth quarter of 2017.

The components of the consolidated income tax expense are as follows:

	For the Year Ended December 31,
(In thousands)	2017	2016	2015
Current:
Federal	$33,799	$24,394	$22,024
State	2,458	2,166	1,013
Total current expense	36,257	26,560	23,037
Deferred:
Federal	44,009	5,439	(3,266)
State	380	541	338
Total deferred (benefit) expense	44,389	5,980	(2,928)
Total income tax expense	$80,646	$32,540	$20,109

A reconciliation of total income tax expense for each of the years in the period ended December 31 2017 to amounts determined by applying the statutory Federal income tax rate of 35% to income before taxes is as follows:

	For the Year Ended December 31,
(In thousands)	2017	2016	2015
Computed income tax expense at statutory rate	$64,050	$34,410	$20,778
Effects of tax reform	19,022	—	—
Tax exempt interest, net	(3,988)	(2,744)	(842)
BOLI income	(1,148)	(1,023)	(1,037)
State tax expense	2,279	1,760	878
Tax credits	(384)	(266)	(243)
Management compensation	116	210	353
Other, net	699	193	222
Total income tax expense	$80,646	$32,540	$20,109

As a result of Tax Reform enacted on December 22, 2017, deferred taxes are based on the newly enacted U.S. federal statutory income tax rate of 21%.  Deferred taxes as of December 31, 2016 are based on the previously enacted U.S. statutory federal income tax rate of 35%.  The provisional amount recorded related to the remeasurement of the Company’s deferred tax asset was $19.0 million, which was recorded as income tax expense. Based on the information available and our current interpretation of Tax Reform, the Company has made reasonable estimates of the impact from the reduction in the U.S. federal statutory rate on the remeasurement of  the deferred tax asset.  However, the Company’s deferred tax asset will continue to be evaluated in the context of Tax Reform, and may change as a result of evolving management interpretations, elections, and assumptions, as well as new guidance that may be issued by the Internal Revenue Service. Accordingly, the income tax expense of $19.0 million relating to the effects from Tax Reform is considered provisional, as defined by SAB 118. Management expects to complete its analysis within the measurement period in accordance with SAB 118.

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

	As of December 31,
(In thousands)	2017	2016
Deferred income tax assets:
Allowance for credit losses	$18,464	$30,710
Nonaccrual interest	—	7,410
Deferred compensation	3,440	3,681
Accrued compensation	2,506	7,962
Net operating loss carryforwards	9,859	16,154
Alternative minimum tax credit carryover	978	978
Unrealized loss on securities, net	1,271	13,829
Unrealized loss on derivative instruments	4,912	5,911
Other	5,344	9,320
Excess of tax basis in assets acquired:
Loans	841	8,673
Other real estate owned	13	1,342
Other	—	4
Total deferred income tax assets	47,628	105,974
Deferred income tax liabilities:
Difference in book and tax basis of intangibles	1,927	4,268
Other	4,213	4,564
Excess of book basis in assets acquired and tax liabilities assumed over book carrying value:
Intangibles	7,122	7,798
Other	3,592	5,682
Total deferred income tax liabilities	16,854	22,312
Net deferred income tax asset	$30,774	$83,662

ASC Topic 740, “Income Taxes,” requires that deferred tax assets be reduced if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management’s determination of the realizability of deferred tax assets is based on its evaluation of all available evidence both positive and negative, and its expectation regarding various future events, including the reversal of deferred tax liabilities, projected future taxable income and tax planning strategies.  Positive evidence supporting the realization of the Company’s deferred tax assets at December 31, 2017, includes generation of taxable income since 2012, the Company’s strong capital position, as well as sufficient amounts of projected future taxable income, of the appropriate character, to support the realization of the $30.8 million at December 31, 2017.  In order to fully realize the deferred tax asset, the Company will need to general future taxable income of $169.9 million before the end of the statutory net operating loss carryforward period.  Based on the assessment of all positive and negative evidence at December 31, 2017 and 2016, management has concluded that it is more likely than not that the results of future operations will generate sufficient taxable income realize the deferred tax assets.

Management’s estimate of future taxable income is based on internal projections, various internal assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment.  Projected future taxable income is primarily expected to be generated through loan growth at the bank, investment strategies and revenue from successful cross initiatives and the control of expenses through operating effectiveness, all in the context of a macro-economic environment that continues to trend favorably.  If actual results differ significantly from the current estimates of future taxable income, a valuation allowance may need to be recorded for some portion or all of the net deferred tax asset.  Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on the Company’s consolidated balance sheets and consolidated statements of income.

The acquisitions of Cadence Financial Corporation and Encore resulted in an "ownership change" as defined for U.S. federal income tax purposes under Section 382 of the Internal Revenue Code. As a result of the operation of Section 382, the Company is not able to fully utilize a portion of our U.S. federal and state tax net operating losses and certain built-in losses that have not been recognized for tax purposes.  An ownership change under Section 382 generally occurs when a change in the aggregate percentage ownership of the stock of the corporation held by five percent stockholders increases by more than fifty percentage points over a rolling three-year period. A corporation experiencing an ownership change generally is subject to an annual limitation on its utilization of pre-change losses and certain post-change recognized built-in losses equal to the value of the stock of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation is increased each year to the extent that there is an unused limitation in a prior year. Since U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation also effectively provides a cap on the cumulative amount of pre-change losses and certain post-change recognized built-in losses that may be utilized. Pre-change losses and certain post-change recognized built-in losses in excess of the cap are effectively unable to be used to reduce future taxable income. The Company has estimated the amount of pre-change losses and certain post-change losses that are not expected to be utilized and has reduced the deferred tax asset at the acquisition date to reflect this limitation.

The acquisition of Superior Bank was an asset acquisition and is not subject to the limitations of Section 382.

As of December 31, 2017, the Company has federal net operating loss carryforwards of $41.1 million which will begin to expire in 2031.  The Company has state net operating loss carryforwards of $27.9 million which will begin to expire in 2022. In addition, the Company has an AMT credit carryforward of $978,000 as of December 31, 2017, which has no expiration.

The Company and its subsidiaries are subject to U.S. federal income tax as well as various state and local income taxes. The Company has concluded all U.S. federal income tax matters for years before 2014.  With certain limited exceptions, the Company has concluded all state income tax matters for years before 2013. The Company applies the guidance in ASC 740-10, “Accounting for Uncertainty in Income Taxes.” ASC 740-10 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority based on technical merits of the position. Tax benefits from tax positions not deemed to meet the “more likely than not” threshold should not be recognized in the year of determination.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (unrecognized state income tax benefits are not adjusted for the federal income tax impact):

	For the Year Ended December 31,
(In thousands)	2017	2016	2015
Unrecognized income tax benefits, January 1	$944	$—	$—
Increases for tax positions related to:
Prior years	9	422	—
Current year	394	522	—
Decreases for tax positions related to:
Prior years	(453)	—	—
Current year	—	—	—
Settlement with taxing authorities	—	—	—
Expiration of applicable statutes of limitations	—	—	—
Unrecognized income tax benefits, December 31	$894	$944	$—

As of December 31, 2017 and 2016, the balance of unrecognized tax benefits, if recognized, that would reduce the effective tax rate is $581,100 and $614,000, respectively.  The Company does not anticipate a significant change to the total amount of unrecognized tax benefits with the next 12 months.

The Company classifies interest and penalties on uncertain tax positions as a component of noninterest expense.  During the years ended December 31, 2017 and 2016, the Company recognized approximately ($4,000) and $90,000 in interest and penalties.  The Company’s accrued interest and penalties on unrecognized tax benefits was $88,000 and $90,000 as of December 31, 2017 and 2016, respectively.  Accrued interest and penalties are included in other liabilities.

Note 11—Earnings Per Common Share

The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for each of the years in the period ended December 31, 2017.

	For the Years Ended December 31,
(In thousands, except per share data)	2017	2016	2015
Net income	$102,353	$65,774	$39,256
Weighted average common shares outstanding (Basic)	81,072,945	75,000,000	75,000,000
Weighted average restricted stock units	532,070	294,600	116,100
Weighted average common shares outstanding (Diluted)	81,605,015	75,294,600	75,116,100
Earnings per common share (Basic)	$1.26	$0.88	$0.52
Earnings per common share (Diluted)	$1.25	$0.87	$0.52

In March 2017, the Board of Directors approved a 75-for-one stock split of the Company’s common stock. The stock split occurred on April 7, 2017.  The effect of the stock split on outstanding shares and earnings per share has been retroactively applied to all periods presented.

Note 12—Employee Benefits

Defined Benefit Pension Plan

The Company accounts for its defined benefit pension plan in accordance with ASC Topic 715. This guidance requires companies to recognize the funded status of a defined benefit plan (measured as the difference between the fair value of plan assets and the projected benefit obligation) on the balance sheets and to recognize in other comprehensive income any gains or losses and prior service costs or benefits not included as components of periodic benefit cost. In accordance with purchase accounting rules, the plan’s prior unrecognized service cost and prior unrecognized loss were eliminated as of the acquisition date; thus, there are no prior service cost or loss amortization amounts reflected in the consolidated statements of income. Participation in the defined benefit pension plan was frozen effective April 30, 2011.

The following table sets forth the defined benefit pension plan’s funded status as of December 31, 2017 and 2016 and amounts recognized in the Company’s consolidated financial statements for each of the years in the period ended December 31, 2017:

(In thousands)	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of period	$5,785	$6,176
Service cost	100	100
Interest cost	192	221
Actuarial loss	224	233
Administrative expenses paid	(40)	(59)
Benefits paid	(77)	(79)
Settlements	(275)	(807)
Benefit obligation at end of year	5,909	5,785
Change in plan assets:
Fair value of plan assets at beginning of period	4,689	4,464
Return on plan assets	533	240
Employer contributions	1,300	930
Administrative expenses paid	(40)	(59)
Benefits paid	(77)	(79)
Settlements	(275)	(807)
Fair value of plan assets at end of year	6,130	4,689
Funded status	$221	$(1,096)

(In thousands)	2017	2016	2015
Components of net periodic benefit cost:
Service cost	$100	$100	$100
Interest cost	192	221	232
Expected return on plan assets	(261)	(234)	(278)
Net loss amortization	65	53	61
Cost of settlements	45	156	155
Net periodic benefit cost	$141	$296	$270
Amount recognized in accumulated other comprehensive income:
Amortization of net actuarial loss	$65	$53	$61
Net actuarial loss	48	(226)	(35)
Adjustment for settlement	45	156	155
Gains (losses) on pension liability	158	(17)	181
Tax effect	(37)	4	(69)
Net unrealized (losses) gains on pension liability	$121	$(13)	$112

	2017	2016	2015
Weighted average assumptions used to determine benefit obligations and net periodic pension cost at December 31:
Discount rate	3.21%	3.52%	3.76%
Compensation increase rate	N/A	N/A	N/A
Census date	1/1/2018	1/1/2017	1/1/2016
Expected return on plan assets	5.50%	5.50%	5.50%

Of the above amount recognized in accumulated other comprehensive income, $44 thousand is expected to be recognized as a component of net periodic benefit cost in 2018.

Retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

Amount
Year	(In thousands)
2018	$823
2019	514
2020	734
2021	1,019
2022	370
2023-2027	1,830
Total	$5,290

In determining the expected return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of total plan assets, individual asset classes, and economic and other indicators of future performance. In addition, the Company may consult with and consider the opinions of financial and other professionals in developing appropriate return benchmarks.

The Company’s defined benefit pension plan fair values and weighted-average asset allocations at December 31, 2017 and 2016, by asset category, were as follows:

	2017		2016
(In thousands)	Fair Value of Plan Assets	Asset Allocations	Fair Value of Plan Assets	Asset Allocations
Asset Category:
Equity securities	$2,382	39%	$1,912	41%
Fixed income securities	3,342	55	2,594	55
Other securities	—	—	183	4
Cash and cash equivalents	406	6	—	—
Total	$6,130	100%	$4,689	100%

The primary investment objective of the Company’s defined benefit pension plan is to maximize total return while accepting and managing a moderate to average degree of risk. The assets are invested based upon a moderate growth asset allocation model, which seeks to provide long-term growth of capital with a moderate level of current income and a somewhat higher level of principal volatility. For 2017, the assets were allocated in a target mix of 55% fixed income, 39% equity, and 6% other. The fixed income class is divided between a short-term government bond fund, a core fixed income bond fund and a high-yield bond fund. The equity class is diversified among large, mid and small cap growth and value stock funds with an emphasis being placed on large cap. There is also an exposure in the international equity market. This diversification among all of the equity sectors is an effort to reduce risk and attempt to generate higher returns. As a result of market conditions, the target percentages may not be achieved at any one point in time.

The investments are managed by the Trust Division of the Company within the established guidelines. It is the intent of management to give the investment managers flexibility within the overall parameters designated in the investment model selected by the Bank’s Trust Company Investment Committee for the plan.

The fair values of all plan assets as of December 31, 2017 and 2016, were measured using quoted prices in active markets for identical assets and liabilities (Level 1 inputs, as defined by ASC Topic 820, “Fair Value Measurements and Disclosures”).

The Company does not have a minimum cash contribution for 2018. The Company contributed $1.3 million and $0.9 million for the years ended December 31, 2017 and 2016, respectively.  The Company did not make a contribution in 2015.

Other Plans

Contributions to the 401(k) plan totaled $3.5 million and $3.4 million in 2017 and 2016, respectively.

The accrued liability for the supplemental retirement plan that originated from an acquired bank, accounted for under ASC Topic 715, approximates the projected benefit obligation. The accrued liability for this plan was $1.9 million at December 31, 2017 and 2016 and the amount recognized in compensation expense for the years ended December 31, 2017, 2016 and 2015 was $706 thousand, $322 thousand and $104 thousand, respectively.

The accrued liabilities for the unqualified supplemental retirement and voluntary deferred compensation plans were $3.2 million at December 31, 2017 and 2016. The amounts recognized in compensation expense for the years ended December 31, 2017, 2016, and 2015 were $47 thousand, $186 thousand and $102 thousand, respectively. Compensation expense for the voluntary deferred compensation plan is impacted by the changes in market values of plan assets.

Projected benefit payments under these plans are anticipated to be paid as follows:

Year	Amount (In thousands)
2018	$171
2019	375
2020	376
2021	384
2022	451
2023-2027	2,299
Total	$4,056

Note 13—Related Party Transactions

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices, and are within applicable regulatory and lending limitations. The aggregate balances of related party loans and deposits as of December 31, 2017 and 2016 were insignificant.

Note 14—Regulatory Matters

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

The Federal Reserve, the FDIC and the OCC have issued guidelines governing the levels of capital that banks must maintain. The bank guidelines for the period as of December 31, 2017 specify capital tiers, which include the following classifications:

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

The most recent notification from the OCC categorized the Bank as well-capitalized under the regulatory framework. The actual capital amounts and ratios for the Company and the bank as of December 31, 2017 and 2016 are presented in the following table and as shown, are above the thresholds necessary to be considered “well-capitalized”. Management believes there are no conditions or events that would change that classification in the foreseeable future.

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
December 31, 2017
Tier 1 leverage	$1,096,438	10.7%	$1,198,234	11.7%
Common equity tier 1 capital (transitional)	1,058,888	10.6	1,149,181	11.5
Tier 1 risk-based capital	1,096,438	10.9	1,198,234	12.0
Total risk-based capital	1,283,561	12.8	1,311,376	13.1
The minimum amounts of capital and ratios established by banking regulators are as follows:
Tier 1 leverage	$410,770	4.0%	$410,743	4.0%
Common equity tier 1 capital (transitional)	450,951	4.5	450,874	4.5
Tier 1 risk-based capital	601,269	6.0	601,165	6.0
Total risk-based capital	801,691	8.0	801,553	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	$513,429	5.0%
Common equity tier 1 capital (transitional)	N/A	N/A	651,262	6.5
Tier 1 risk-based capital	N/A	N/A	801,553	8.0
Total risk-based capital	N/A	N/A	1,001,941	10.0

	Consolidated Company		Bank
(In thousands)	Amount	Amount	Amount	Ratio
December 31, 2016
Tier 1 leverage	$824,676	8.9%	$1,035,972	11.2%
Common equity tier 1 (CET1)	793,268	8.8	989,990	11.0
Tier 1 risk-based capital	824,676	9.2	1,035,972	11.5
Total risk-based capital	1,007,011	11.2	1,144,519	12.8
The minimum amounts of capital and ratios established by banking regulators are as follows:
Tier 1 leverage	$371,052	4.0%	$370,836	4.0%
Common equity tier 1 (CET1)	403,718	4.5	403,578	4.5
Tier 1 risk-based capital	538,290	6.0	538,105	6.0
Total risk-based capital	717,720	8.0	717,473	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	$463,546	5.0%
Common equity tier 1 (CET1)	N/A	N/A	583,248	6.5
Tier 1 risk-based capital	N/A	N/A	717,844	8.0
Total risk-based capital	N/A	N/A	897,305	10.0

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

The Bank is required to maintain average reserve balances in the form of cash or deposits with the Federal Reserve Bank. The reserve balance varies depending upon the types and amounts of deposits. At December 31, 2017 and 2016, the required reserve balance with the Federal Reserve Bank was approximately $70.9 million and $38.3 million, respectively.

Note 15—Commitments and Contingent Liabilities

The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of banking business and which involve elements of credit risk, interest rate risk, and liquidity risk. The commitments and contingent liabilities are commitments to extend credit, home equity lines, overdraft protection lines, and standby letters of credit. Such financial instruments are recorded when they are funded. A summary of commitments and contingent liabilities at December 31, 2017 is as follows:

	As of December 31,
(In thousands)	2017	2016
Commitments to extend credit	$3,270,097	$2,643,501
Standby letters of credit	101,718	120,532
Performance letters of credit	17,638	29,270
Commercial letters of credit	11,790	—

Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. In addition, the Company has entered certain contingent commitments to grant loans totaling $523.0 million as of December 31, 2017.  Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the years ended December 31, 2017 and 2016.

The Company makes investments in limited partnerships, including certain low income housing partnerships for which tax credits are received. As of December 31, 2017 and 2016, unfunded capital commitments totaled $20.3 million and $15.1 million, respectively.

The Company and the Bank are defendants in various pending and threatened legal actions arising in the normal course of business. In the opinion of management, based upon the advice of legal counsel, the ultimate disposition of all pending and threatened legal action will not have a material effect on the Company’s consolidated financial statements.

Note 16—Concentrations of Credit

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

Note 17—Supplemental Cash Flow Information

	For the Years Ended December 31,
(In thousands)	2017	2016	2015
Cash paid during the year for:
Interest	$69,289	$55,086	$44,333
Income taxes, net of refunds	33,268	23,025	22,139
Non-cash investing activities (at fair value):
Transfers of loans to other real estate	$7,023	$13,494	$11,800
Transfers of commercial loans to loans held for sale	16,206	318,868	19,400
Transfers of loans to other assets (net profits interest)	—	19,104	—

Note 18—Disclosure About Fair Values of Financial Instruments

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at December 31, 2017 and 2016:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Investment securities available-for-sale:
U.S. Treasury securities	$96,844	$—	$96,844	$—
Obligations of U.S. government agencies	81,224	—	81,224	—
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	106,027	—	106,027	—
Issued by FNMA and FHLMC	430,422	—	430,422	—
Other residential mortgage-backed securities	46,392	—	46,392	—
Commercial mortgage-backed securities	72,195	—	72,195	—
Total MBS	655,036	—	655,036	—
Obligations of states and municipal subdivisions	423,959	—	423,959
Other securities	5,885	5,885	—	—
Total investment securities available-for-sale	1,262,948	5,885	1,257,063	—
Derivative assets	3,985	—	3,985	—
Other assets (Net profits interests)	15,833	—	—	15,833
Total recurring basis measured assets	$1,282,766	$5,885	$1,261,048	$15,833
Derivative liabilities	$25,307	$—	$25,307	$—
Total recurring basis measured liabilities	$25,307	$—	$25,307	$—

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Investment securities available-for-sale:
U.S. Treasury securities	$96,785	$—	$96,785	$—
Obligations of U.S. government agencies	97,528	—	97,528	—
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	153,153	—	153,153	—
Issued by FNMA and FHLMC	265,328	—	265,328	—
Other residential mortgage-backed securities	47,561	—	47,561	—
Commercial mortgage-backed securities	62,613	—	62,613	—
Total MBS	528,655	—	528,655	—
Obligations of states and municipal subdivisions	410,812	—	410,812	—
Other securities	5,567	5,567	—	—
Total investment securities available-for-sale	1,139,347	5,567	1,133,780	—
Derivative assets	4,361	—	4,361	—
Other assets (Net profits interest)	19,425	—	—	19,425
Total recurring basis measured assets	$1,163,133	$5,567	$1,138,141	$19,425
Derivative liabilities	$20,360	$—	$20,360	$—
Total recurring basis measured liabilities	$20,360	$—	$20,360	$—

There were no transfers between the Level 1 and Level 2 fair value categories during each the three years in the period ended December 31, 2017.

Changes in Level 3 Fair Value Measurements Recorded on a Recurring Basis

The table below includes a roll-forward of the consolidated balance sheet amounts for each of the years in the period ended December 31, 2017 for changes in the fair value of financial instruments within Level 3 of the valuation hierarchy that are recorded on a recurring basis. Level 3 financial instruments typically include unobservable components, but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology:

Level 3 Assets Measured at Fair Value on a Recurring Basis

	Other Assets - Net Profits Interests
	For the Years Ended December 31,
(In thousands)	2017	2016	2015
Beginning Balance	$19,425	$—	$—
Addition of net profits interest to other assets	—	19,104	—
Total net gains (losses) included in earnings	(2,442)	407	—
Distributions received	(1,150)	(86)	—
Balance at December 31	$15,833	$19,425	$—
Net unrealized (losses) gains included in earnings relating to assets held at the end of the period	$(2,442)	$407	$—

The fair value of the net profit interests in oil and gas reserves was estimated using discounted cash flow analyses applied to the expected cash flows from producing developed wells.  Expected cash flows are derived from reports prepared by consulting engineers under established professional standards for the industry. These expected cash flow projections contain significant unobservable inputs regarding the net recoverable oil and gas reserves and forward-looking commodity prices discounted at a rate of 10%. Therefore, the fair value is subject to change based on these commodity markets. An increase of 5% in the discount rate will not produce a material change in the fair value of the net profits interest.

Assets Recorded at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheets at December 31, 2017 and 2016, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Loans held for sale	$61,359	$—	$61,359	$—
Impaired loans, net of specific allowance	65,087	—	—	65,087
Other real estate	7,605	—	—	7,605
Total assets measured on a nonrecurring basis	$134,051	$—	$61,359	$72,692

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Loans held for sale	$17,822	$—	$17,822	$—
Impaired loans, net of specific allowance	151,720	—	—	151,720
Other real estate	18,875	—	—	18,875
Total assets measured on a nonrecurring basis	$188,417	$—	$17,822	$170,595

The fair value of collateral-dependent impaired loans and OREO and the related fair value adjustments are generally based on unadjusted third-party appraisals.  Appraisals that are not based on observable inputs or that require significant adjustments or fair value measurements that are not based on third-party appraisals are considered to be based on significant unobservable inputs.

Nonrecurring fair value measurements of collateral dependent loans secured by oil and gas reserves and mineral rights are generally based on borrower provided or third-party reserve reports (which are reviewed by the Company’s engineering team) that utilize projected cash flows under current market conditions and include significant unobservable inputs. Projected cash flows are discounted according to risk characteristics of the underlying oil and gas properties. Assets are evaluated to demonstrate with reasonable certainty that crude oil, natural gas and natural gas liquids can be recovered from known oil and gas reservoirs under existing economic and operating conditions at current prices with existing conventional equipment, operating methods and costs. The significant unobservable inputs used in these valuations have been developed through our contacts with oil and gas industry participants, asset management and workout professionals and approved by senior management.

Significant unobservable inputs used in Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis at December 31, 2017 and 2016 are summarized below:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
December 31, 2017
Impaired loans, net of specific allowance	$65,087	Appraised value, as adjusted	Discount to fair value	0% - 50%
		Discounted cash flow	Net recoverable oil and gas reserves and forward-looking commodity prices. Discount rate - 9%	0% - 29%(1)
		Discounted cash flow	Discount rates - 3.6% to 8.0%	0% - 1%(1)
			Estimated closing costs	10%
Other real estate	7,605	Appraised value, as adjusted	Discount to fair value	0% - 20%
			Estimated closing costs	10%
(1) - Represents fair value as a percent of the unpaid principal balance.

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
December 31, 2016
Impaired loans, net of specific allowance	$151,720	Appraised value, as adjusted	Discount to fair value	0%-50%
		Discounted cash flow	Net recoverable oil and gas reserves and forward-looking commodity prices. Discount rate - 9%	0% - 4%(1)
		Discounted cash flow	Discount rates - 3.8% to 12.5%	0% - 1%(1)
			Estimated closing costs	10%
Other real estate	18,875	Third-Party Appraisals	Discount of fair value	0%-20%
			Estimated closing costs	10%
(1) - Represents fair value as a percent of the unpaid principal balance.

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

Limitations.    The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. The fair values for loans involve the use of significant internally-developed pricing assumptions due to market-illiquidity for loans net of unearned income and loans held for sale as of December 31, 2017 and 2016. These assumptions are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. This table only includes financial instruments of the Company, and, accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of the Company.

The estimated fair values of the Company’s financial instruments are as follows:

	As of December 31, 2017
	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$238,707	$238,707	$238,707	$—	$—
Interest-bearing deposits in other banks	482,568	482,568	482,568	—	—
Federal funds sold	9,536	9,536	9,536	—	—
Securities available-for-sale	1,262,948	1,262,948	5,885	1,257,063	—
Securities held-to-maturity	290	311	—	311	—
Loans held for sale	61,359	61,359	—	61,359	—
Net loans	8,165,851	8,134,903	—	—	8,134,903
Derivative assets	3,985	3,985	—	3,985	—
Other assets-net profits interests	15,833	15,833	—	—	15,833
Financial Liabilities:
Deposits	9,011,515	9,006,890	—	9,006,890	—
Advances from FHLB	150,000	150,000	—	150,000	—
Securities sold under agreements to repurchase	1,026	1,026	—	1,026	—
Senior debt	184,629	194,484	—	194,484	—
Subordinated debt	98,687	94,724	—	94,724	—
Junior subordinated debentures	36,472	49,161	—	49,161	—
Derivative liabilities	25,307	25,307	—	25,307	—

	As of December 31, 2016
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$48,017	$48,017	$48,017	$—	$—
Interest-bearing deposits in other banks	199,747	199,747	199,747	—	—
Federal funds sold	1,161	1,161	1,161	—	—
Securities available-for-sale	1,139,347	1,139,347	5,567	1,133,780	—
Securities held-to-maturity	425	463	—	463	—
Loans held for sale	17,822	17,822	—	17,822	—
Net loans	7,350,443	7,395,003	—	—	7,395,003
Derivative assets	4,361	4,361	—	4,361	—
Other assets-net profits interests	19,425	19,818	—	—	19,818
Financial Liabilities:
Deposits	8,016,749	7,904,926	—	7,904,926	—
Securities sold under agreements to repurchase	3,494	3,494	—	3,494	—
Senior debt	193,788	191,076	—	191,076	—
Subordinated debt	98,441	97,938	—	97,938	—
Junior subordinated debentures	35,989	47,409	—	47,409	—
Derivative liabilities	20,360	20,360	—	20,360	—

Note 19—Variable Interest Entities and Other Investments

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

The Bank has invested in several affordable housing projects as a limited partner. The partnerships have qualified to receive annual affordable housing federal tax credits that are recognized as a reduction of current tax expense. The Company has determined that these structures meet the definition of VIE’s under Topic ASC 810 but that consolidation is not required, as the Bank is not the primary beneficiary. At December 31, 2017 and 2016, the Bank’s maximum exposure to loss associated with these limited partnerships was limited to the Bank’s investment. The Company accounts for these investments and the related tax credits using either the effective yield method or the proportional amortization method, depending upon the date of the investment. Under the effective yield method, the Bank recognizes the tax credits as they are allocated and amortizes the initial costs of the investments to provide a constant effective yield over the period that the tax credits are allocated. Under the proportional amortization method, the Bank amortizes the cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. At December 31, 2017 and 2016, the Company had recorded investments in other assets on its consolidated balance sheets of approximately $7.9 million and $4.2 million, respectively related to these investments. Additionally, the Company invests in other certain limited partnerships accounted for under the cost method totaling $14.0 million and $6.1 million as of December 31, 2017 and 2016, respectively and the equity method totaling $8.8 million and $3.9 million as of December 31, 2017 and 2016, respectively.

During 2016, the Bank received net profits interests in oil and gas reserves, in connection with the reorganization under bankruptcy of two loan customers. The Company has determined that these contracts meet the definition of VIE’s under Topic ASC 810, but that consolidation is not required as the Bank is not the primary beneficiary. The net profits interests are financial instruments and recorded at estimated fair value, which was $15.8 million and $19.4 million at December 31, 2017 and 2016, respectively, representing the maximum exposure to loss as of that date.

The Company has established a rabbi trust related to the deferred compensation plan offered to certain of its employees. The Company contributes employee cash compensation deferrals to the trust. The assets of the trust are available to creditors of the Company only in the event the Company becomes insolvent. This trust is considered a VIE because either there is no equity at risk in the trust or because the Company provided the equity interest to its employees in exchange for services rendered. The Company is considered the primary beneficiary of the rabbi trust as it has the ability to select the underlying investments made by the trust, the activities that most significantly impact the economic performance of the rabbi trust. The Company includes the assets of the rabbi trust as a component of other assets and a corresponding liability for the associated benefit obligation in other liabilities in its consolidated balance sheets. At December 31, 2017 and 2016, the amount of rabbi trust assets and benefit obligation was $3.6 million and $3.0 million, respectively.

Note 20—Segment Reporting

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

The following tables present the operating results of the segments as of and for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31, 2017
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$344,987	$(1,347)	$(17,424)	$326,216
Provision for credit losses	9,735	—	—	9,735
Noninterest income	51,286	47,956	632	99,874
Noninterest expense	194,212	36,178	2,966	233,356
Income tax expense (benefit)	88,417	2,000	(9,771)	80,646
Net income (loss)	$103,909	$8,431	$(9,987)	$102,353
Total assets	$10,854,206	$90,639	$4,081	$10,948,926

	For the Year Ended December 31, 2016
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$297,701	$(201)	$(18,061)	$279,439
Provision for credit losses	49,348	—	—	49,348
Noninterest income	45,499	42,727	177	88,403
Noninterest expense	186,874	32,334	972	220,180
Income tax expense (benefit)	37,442	3,567	(8,469)	32,540
Net income (loss)	$69,536	$6,625	$(10,387)	$65,774
Total assets	$9,439,504	$84,003	$7,381	$9,530,888

	For the Year Ended December 31, 2015
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$265,450	$(36)	$(17,636)	$247,778
Provision for credit losses	35,984	—	—	35,984
Noninterest income	38,697	40,964	242	79,903
Noninterest expense	200,544	31,393	395	232,332
Income tax expense (benefit)	23,673	3,337	(6,901)	20,109
Net income (loss)	$43,946	$6,198	$(10,888)	$39,256

Note 21—Equity-based Compensation

The Company administers a long-term incentive compensation plan that permits the granting of incentive awards in the form of stock options, restricted stock, restricted stock units, performance units, stock appreciation rights, or other stock-based awards. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board of Directors

The Amended and Restated 2015 Omnibus Incentive Plan (the “Plan”), permits the Company to grant to employees and directors various forms of incentive compensation. The principal purposes of this plan are to focus directors, officers and other employees and consultants on business performance that creates shareholder value, to encourage innovative approaches to the business of the Company, and to encourage ownership of the Company’s stock. The Plan authorizes 7,500,000 common share equivalents available for grant, where grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. The number of remaining share equivalents available for future issuance under the Plan was 6,827,250 at December 31, 2017.

On July 21, 2015, the Company granted 258,375 restricted stock units to select executives. These grants contained performance conditions which, for accounting purposes, were deemed improbable of being achieved during the fourth quarter of 2016. On November 30, 2016, these grants were cancelled and replaced with 395,250 restricted stock units with a market condition. Also granted at the time of the modification were 277,500 restricted stock units to new grantees. The grantees do not have rights as stockholders, including the right to dividends, until the restricted stock units are vested. The fair value of these restricted stock units was estimated based upon the possible future value of the Company’s common stock using a Monte-Carlo simulation, which included the following assumptions as of the grant date:

Fair value of common stock (non-marketable, per share)	$14.83
Time to settlement date	2.08 years
Volatility	30.0%
Risk-free rate	1.1%

While the grant specifies a stated target number of units, the determination of the actual settlement in shares will be based on the achievement of a market condition related to the Company’s share value as of December 31, 2018.  The actual units vested can be in the range of zero to 1.75 times the units granted based on a share value ranging from $21.76 to $27.55.

The Company recorded $1.7 million equity-based compensation expense for the outstanding restricted stock units for the year ended December 31, 2017, compared to $117 thousand and $631 thousand for the same periods in 2016 and 2015, respectively.  The remaining expense related to unvested restricted stock units is $1.8 million as of December 31, 2017 and will be recognized over the next 14 months.

There were 672,750 outstanding non-vested restricted stock units with a grant date fair value of $5.14.  There were no grants or forfeitures for the year ended December 31, 2017.

The following table summarizes the activity related to restricted stock unit awards for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
	2017		2016		2015
	Number of Shares	Fair Value per Unit at Award Date	Number of Shares	Fair Value per Unit at Award Date	Number of Shares	Fair Value per Unit at Award Date
Non-vested at beginning of period	672,750	$5.14	258,375	$13.43	—	$—
Units deemed improbable to vest	—	—	(258,375)	13.43	—	—
Amended grants	—	—	395,250	5.14	—	—
New units	—	—	277,500	5.14	258,375	13.43
Non-vested at end of period	672,750	$5.14	672,750	$5.14	258,375	$13.43

Note 22—Condensed Financial Information of Cadence Bancorporation (Parent Only)

Condensed Balance Sheets

December 31, 2017 and 2016

(In thousands)	2017	2016
ASSETS
Cash and due from banks	$494	$—
Interest-bearing deposits with banks	150,587	50,330
Investment in consolidated bank subsidiary	1,488,223	1,315,336
Investment in consolidated nonbank subsidiaries	16,008	14,881
Other assets	3,587	7,381
Total Assets	$1,658,899	$1,387,928
LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Interest payable	$813	$810
Senior debt	184,629	193,788
Subordinated debt	73,982	73,788
Junior subordinated debentures	36,472	35,989
Other liabilities	3,947	3,055
Total liabilities	299,843	307,430
Shareholder’s Equity:
Common Stock	836	750
Additional Paid-in Capital	1,037,040	879,665
Retained earnings	340,213	232,614
Accumulated other comprehensive loss (“OCI”)	(19,033)	(32,531)
Total Shareholder’s Equity	1,359,056	1,080,498
Total Liabilities and Shareholder’s Equity	$1,658,899	$1,387,928

Condensed Statements of Income

For the Years Ended December 31, 2017, 2016 and 2015

(In thousands)	2017	2016	2015
INCOME
Dividends from bank subsidiary	$11,000	$13,500	$8,500
Dividends from nonbank subsidiary	—	—	500
Interest income	65	25	21
Other income	632	176	22
Total income	11,697	13,701	9,043
EXPENSES
Interest expense	17,424	18,060	17,635
Other expenses	3,305	2,092	271
Total expenses	20,729	20,152	17,906
Loss before income taxes and equity in undistributed income of subsidiaries	(9,032)	(6,451)	(8,863)
Equity in undistributed income of subsidiaries	103,390	64,424	41,132
Net income before income taxes	94,358	57,973	32,269
Income tax benefit	(7,995)	(7,801)	(6,987)
Net income	$102,353	$65,774	$39,256

Condensed Statements of Cash Flows

For the Years Ended December 31, 2017, 2016 and 2015

(In thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$102,353	$65,774	$39,256
Adjustments to reconcile net income to net cash provided (used) in operations:
Deferred income taxes	1,084	(1,598)	(531)
Equity in undistributed income of subsidiaries	(103,390)	(64,424)	(41,132)
Decrease in other assets	3,892	3,043	2,539
Increase (decrease) in interest payable	3	(102)	804
Increase (decrease) in other liabilities	891	(504)	(747)
Net cash provided by operating activities	4,833	2,189	189
CASH FLOWS FROM INVESTING ACTIVITIES
Capital contributions to Bank subsidiary	(50,000)	—	(20,000)
(Increase) decrease in limited partnership investments	(63)	463	(157)
Net cash (used in) provided by investing activities	(50,063)	463	(20,157)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of subordinated debt, net of debt issuance costs	—	—	39,253
Issuance of senior debt, net of debt issuance costs	—	—	9,813
Purchase of senior debt	(9,600)	(78)	—
Proceeds from issuance of common stock	155,581	—	—
Net cash provided by (used in) financing activities	145,981	(78)	49,066
Net increase in cash and cash equivalents	100,751	2,574	29,098
Cash and cash equivalents at beginning of year	50,330	47,756	18,658
Cash and cash equivalents at end of year	$151,081	$50,330	$47,756

Note 23—Accumulated Other Comprehensive Income (Loss)

Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables for each of the years in the period ended December 31, 2017.

(In thousands)	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on defined benefit pension plans	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Accumulated other comprehensive gain (loss)
Balance, December 31, 2014	$8,664	$(599)	$—	$8,065
Net change	(2,763)	112	1,626	(1,025)
Balance, December 31, 2015	5,901	(487)	1,626	7,040
Net change	(27,720)	(13)	(11,838)	(39,571)
Balance, December 31, 2016	(21,819)	(500)	(10,212)	(32,531)
Period change	21,605	121	(2,982)	18,744
Reclassification of amounts within AOCI to retained earnings due to tax reform (See Notes 1 and 10)	(1,946)	(152)	(3,148)	(5,246)
Balance, December 31, 2017	$(2,160)	$(531)	$(16,342)	$(19,033)

Note 24—Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations, for the years ended December 31, 2017 and 2016:

	Three Months Ended,
(In thousands)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Interest income	$108,370	$99,503	$99,375	$89,619
Interest expense	20,459	18,340	16,991	14,861
Net interest income	87,911	81,163	82,384	74,758
Provision for credit losses	(4,475)	1,723	6,701	5,786
Noninterest income (1)	25,656	27,124	22,989	24,105
Noninterest expense	66,371	56,530	56,134	54,321
Income before income taxes	51,671	50,034	42,538	38,756
Provision for income taxes	36,980	17,457	13,570	12,639
Net income	$14,691	$32,577	$28,968	$26,117
Earnings per common share (Basic)	$0.18	$0.39	$0.35	$0.35
Earnings per common share (Diluted)	0.17	0.39	0.35	0.35

	Three Months Ended,
(In thousands)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Interest income	$87,068	$84,654	$82,921	$80,607
Interest expense	14,570	14,228	13,672	13,341
Net interest income	72,498	70,426	69,249	67,266
Provision for credit losses	(5,222)	29,627	14,471	10,472
Noninterest income (2)	22,361	22,791	23,105	20,146
Noninterest expense	55,394	54,876	55,868	54,042
Income before income taxes	44,687	8,714	22,015	22,898
Provision for income taxes	15,701	2,107	7,175	7,557
Net income	$28,986	$6,607	$14,840	$15,341
Earnings per common share (Basic)	$0.39	$0.09	$0.20	$0.20
Earnings per common share (Diluted)	0.38	0.09	0.20	0.20
(1)	Includes net securities gains (losses) of $16 thousand, $1 thousand, $(244) thousand and $81 thousand during the fourth, third, second and first quarters of 2017, respectively.
(2)	Includes net securities gains of $1.3 million, $1.4 million, $1.0 million and $64 thousand during the fourth, third, second and first quarters of 2016, respectively.

Note 25—Subsequent Events

On February 8, 2018, the Company priced its previously announced secondary public offering of 8,000,000 shares of the Company’s Class A common stock, par value $0.01 per share (the “Class A Common Stock”), by Cadence Bancorp, LLC, the controlling stockholder of the Company (the “Selling Stockholder”).  The Selling Stockholder completed the secondary offering on February 13, 2018.  In addition, the underwriters exercised in full their 30-day option to purchase an additional 1,200,000 shares of the Class A Common Stock from the Selling Stockholder on February 13, 2018. The Company itself did not sell any shares of Class A Common Stock and did not receive any proceeds from the offering, and the offering did not change the number of shares of the Company’s Class A Common Stock that are currently outstanding.

On January 24, 2018, the Board of Directors of Cadence declared a quarterly cash dividend in the amount of $0.125 per share of common stock, representing an annualized dividend of $0.50 per share.  The dividend will be paid on March 20, 2018 to holders of record of the Class A common stock on March 1, 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

KPMG LLP was previously the principal accountants for Cadence Bancorporation. That firm was dismissed on June 20, 2016 and Ernst & Young LLP was subsequently engaged as principal accountants pursuant to an engagement letter dated August 9, 2016. The decision to change accountants was recommended and approved by the Board of Directors.

During the two fiscal years ended December 31, 2015 and the subsequent interim period through June 20, 2016, there were no (i) disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement or (ii) reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

The audit report of KPMG LLP on the consolidated financial statements of Cadence Bancorporation and subsidiaries as of and for the year ended December 31, 2015 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal year ended December 31, 2015 and during the period from January 1, 2016 through June 20, 2016, neither we nor anyone on our behalf has consulted with Ernst & Young LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us or oral advice was provided that Ernst & Young LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) and the related instructions to Item 304 of Regulation S-X, or any reportable event as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

In accordance with Item 304(a)(3) of Regulation S-K, we have provided KPMG LLP with a copy of the foregoing disclosure and requested that KPMG LLP furnish us with a letter addressed to the SEC stating whether or not KPMG LLP agrees with the above statements. A copy of such letter, dated March 17, 2017, is filed as an exhibit to this Annual Report.

ITEM 9A. CONTROLS AND PROCEDURES

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

(b)	Internal Control Over Financial Reporting

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report on Form 10-K does not include a report on management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the captions “Directors and Executive Officers” and “Board of Directors, Committees and Governance” in our 2018 Proxy Statement to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of our fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the caption “Executive and Director Compensation” in the 2018 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED SHAREHOLDERS MATTERS

The information required by this Item is incorporated herein by reference to the information under the caption “ Security Ownership of Certain Beneficial Owners, Directors and Management” in the 2018 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the caption “Our Relationship with Cadence Bancorp, LLC and Certain Other Related Party Transactions” in the 2018 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption “Principal Accountant Fees” in the 2018 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Schedules.

(l)

The consolidated financial statements of the Company and its subsidiaries filed as a part of this Annual Report on Form 10-K are listed in Item 8 of this Annual Report on Form 10-K, which is hereby incorporated by reference herein.

(2)

All schedules to the consolidated financial statements of the Company and its subsidiaries have been omitted because they are not required under the related instructions or are inapplicable, or because the required information has been provided in the consolidated financial statements or the notes thereto.

(b) Exhibits.

The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission. The Company will furnish a copy of any exhibit to shareholders upon written request to the Company and payment of a reasonable fee not to exceed the Company’s reasonable expense.

EXHIBIT INDEX

NUMBER	DESCRIPTION

3.1

Second Amended and Restated Certificate of Incorporation of Cadence Bancorporation (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Cadence Bancorporation (Registration No. 333-217316), filed with the Securities and Exchange Commission on April 14, 2017).

3.2

Amended and Restated Bylaws of Cadence Bancorporation (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of Cadence Bancorporation (Registration No. 333-217316), filed with the Securities and Exchange Commission on April 14, 2017).

4.1

Form of common stock certificate of Cadence Bancorporation (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Cadence Bancorporation (Registration No. 333-216809), filed with the Securities and Exchange Commission on March 17, 2017).

4.2

Certain instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

4.3

Registration Rights Agreement, dated as of April 19, 2017, by and between Cadence Bancorporation and Cadence Bancorp, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Cadence Bancorporation, filed with the Securities and Exchange Commission on April 19, 2017).

10.1†

Employment Agreement, dated February 1, 2015, by and between Cadence Bancorporation and Paul B. Murphy, Jr (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of Cadence Bancorporation (Registration No. 333-216809), filed with the Securities and Exchange Commission on March 17, 2017).

10.2†

Amended and Restated Employment Agreement, dated March 14, 2017, by and between Cadence Bancorporation and Samuel M. Tortorici (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Cadence Bancorporation (Registration No. 333-216809), filed with the Securities and Exchange Commission on March 17, 2017).

10.3†

Amended and Restated Employment Agreement, dated March 14, 2017, by and between Cadence Bancorporation and R.H. “Hank” Holmes, IV (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Cadence Bancorporation (Registration No. 333-216809), filed with the Securities and Exchange Commission on March 17, 2017).

10.4†

Amended and Restated Employment Agreement, dated March 14, 2017, by and between Cadence Bancorporation and Valerie C. Toalson (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Cadence Bancorporation (Registration No. 333-216809), filed with the Securities and Exchange Commission on March 17, 2017).

10.5†

Amended and Restated Employment Agreement, dated March 14, 2017, by and between Cadence Bancorporation and Jack R. Schultz (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of Cadence Bancorporation (Registration No. 333-216809), filed with the Securities and Exchange Commission on March 17, 2017).

10.6†

Cadence Bancorp, LLC 2010 Class C Incentive Unit Award Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of Cadence Bancorporation (Registration No. 333-216809), filed with the Securities and Exchange Commission on March 17, 2017).

10.7†

Form of Cadence Bancorp, LLC Class C Incentive Unit Agreement (Employee Service Units) (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Cadence Bancorporation (Registration No. 333-216809), filed with the Securities and Exchange Commission on March 17, 2017).

10.8†

Cadence Bank 2013 Long-Term Incentive Plan (incorporated by reference to (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Cadence Bancorporation (Registration No. 333-216809), filed with the Securities and Exchange Commission on March 17, 2017).

10.9†

Form of Cadence Bank Long-Term Incentive Award Agreement under the Cadence Bank 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Cadence Bancorporation (Registration No. 333-216809), filed with the Securities and Exchange Commission on March 17, 2017).

10.10†

Amended and Restated Cadence Bancorporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Cadence Bancorporation (Registration No. 333-217316), filed with the Securities and Exchange Commission on April 14, 2017).

NUMBER	DESCRIPTION

10.11†

Form of Performance-Based Restricted Stock Unit Agreement under the Amended and Restated Cadence Bancorporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of Cadence Bancorporation (Registration No. 333-216809), filed with the Securities and Exchange Commission on March 17, 2017).

10.12†

Cadence Bancorporation Executive Bonus Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Cadence Bancorporation (Registration No. 333-216809), filed with the Securities and Exchange Commission on March 17, 2017).

10.13†

Cadence Bancorporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of Cadence Bancorporation (Registration No. 333-216809), filed with the Securities and Exchange Commission on March 17, 2017).

10.14†

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of Cadence Bancorporation (Registration No. 333-216809), filed with the Securities and Exchange Commission on March 17, 2017).

16.1

Letter to the Securities and Exchange Commission from KPMG LLP (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of Cadence Bancorporation (Registration No. 333-216809), filed with the Securities and Exchange Commission on March 17, 2017).

21.1

Subsidiaries of Cadence Bancorporation (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 of Cadence Bancorporation (Registration No. 333-216809), filed with the Securities and Exchange Commission on March 17, 2017).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	Interactive Financial Data.

†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized in Houston, Texas on the 19th day of March, 2018.

CADENCE BANCORPORATION

By:	/s/ Paul B. Murphy, Jr.
Paul B. Murphy, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Paul B. Murphy, Jr. Paul B. Murphy, Jr.	Chairman and Chief Executive Officer (Principal Executive Officer)	March 19, 2018

By:	/s/ Valerie C. Toalson Valerie C. Toalson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2018

By:	/s/ William B. Harrison, Jr. William B. Harrison, Jr.	Director	March 19, 2018

By:	/s/ Robert K. Steel Robert K. Steel	Director	March 19, 2018

By:	/s/ J. Richard Fredericks J. Richard Fredericks	Director	March 19, 2018

By:	/s/ Scott M. Stuart Scott M. Stuart	Director	March 19, 2018