Form 10-Q
period 2018-03-31
Cadence Bancorporation
filed 2018-05-15
CIK 1614184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class A Common Stock, $0.01 Par Value	83,625,000
Class	Outstanding as of May 15, 2018

Cadence Bancorporation

FORM 10-Q

For the Quarter Ended March 31, 2018

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADENCE BANCORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
(In thousands, except share data)	(Unaudited)
ASSETS
Cash and due from banks	$130,704	$238,707
Interest-bearing deposits with banks	281,297	482,568
Federal funds sold	4,695	9,536
Total cash and cash equivalents	416,696	730,811
Securities available-for-sale	1,246,005	1,257,063
Securities held-to-maturity (estimated fair value of $311 at December 31, 2017)	—	290
Equity securities with readily determinable fair values not held for trading	5,829	5,885
Other securities - FRB and FHLB stock	50,662	50,009
Loans held for sale	37,446	61,359
Loans	8,646,987	8,253,427
Less: allowance for credit losses	(91,537)	(87,576)
Net loans	8,555,450	8,165,851
Interest receivable	47,813	47,793
Premises and equipment, net	62,092	63,432
Other real estate owned	6,642	7,605
Cash surrender value of life insurance	108,393	108,148
Net deferred tax asset	41,342	30,774
Goodwill	317,817	317,817
Other intangible assets, net	9,430	10,223
Other assets	93,765	91,866
Total Assets	$10,999,382	$10,948,926
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$2,040,977	$2,242,765
Interest-bearing deposits	7,007,994	6,768,750
Total deposits	9,048,971	9,011,515
Securities sold under agreements to repurchase	1,298	1,026
Federal Home Loan Bank advances	150,000	150,000
Senior debt	184,700	184,629
Subordinated debt	98,746	98,687
Junior subordinated debentures	36,591	36,472
Other liabilities	121,973	107,541
Total liabilities	9,642,279	9,589,870
Shareholders' Equity:
Common Stock $0.01 par value, authorized 300,000,000 shares; 83,625,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	836	836
Additional paid-in capital	1,037,493	1,037,040
Retained earnings	369,585	340,213
Accumulated other comprehensive loss ("OCI")	(50,811)	(19,033)
Total shareholders' equity	1,357,103	1,359,056
Total Liabilities and Shareholders' Equity	$10,999,382	$10,948,926

See accompanying notes to the unaudited condensed consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except per share data)	2018	2017
INTEREST INCOME
Interest and fees on loans	$102,791	$80,810
Interest and dividends on securities:
Taxable	5,118	4,301
Tax-exempt	3,266	3,414
Other interest income	1,918	1,094
Total interest income	113,093	89,619
INTEREST EXPENSE
Interest on time deposits	7,491	4,122
Interest on other deposits	9,139	5,643
Interest on borrowed funds	5,352	5,096
Total interest expense	21,982	14,861
Net interest income	91,111	74,758
Provision for credit losses	4,380	5,786
Net interest income after provision for credit losses	86,731	68,972
NONINTEREST INCOME
Service charges on deposit accounts	3,960	3,815
Other service fees	1,333	972
Credit related fees	3,577	2,747
Trust services revenue	5,015	5,231
Mortgage banking income	577	866
Investment advisory revenue	5,299	4,916
Securities gains, net	12	81
Other income	5,210	5,477
Total noninterest income	24,983	24,105
NONINTEREST EXPENSE
Salaries and employee benefits	37,353	34,267
Premises and equipment	7,591	6,693
Intangible asset amortization	792	1,241
Other expense	16,203	12,120
Total noninterest expense	61,939	54,321
Income before income taxes	49,775	38,756
Income tax expense	10,950	12,639
Net income	$38,825	$26,117
Weighted average common shares outstanding (Basic)	83,625,000	75,000,000
Weighted average common shares outstanding (Diluted)	84,674,807	75,672,750
Earnings per common share (Basic)	$0.46	$0.35
Earnings per common share (Diluted)	$0.46	$0.35

See accompanying notes to the unaudited condensed consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2018	2017
Net income	$38,825	$26,117
Other comprehensive loss, net of tax:
Net unrealized (losses) gains on securities available-for-sale:
Unrealized (losses) gains arising during the period (net of $7,030 and $(644) tax effect, respectively)	(23,392)	1,112
Reclassification adjustments for gains realized in net income (net of $3 and $30 tax effect, respectively)	(9)	(51)
Net unrealized (losses) gains on securities available-for-sale	(23,401)	1,061
Net unrealized losses on derivative instruments designated as cash flow hedges:
Unrealized losses arising during the period (net of $2,645 and $580 tax effect, respectively)	(8,633)	(1,010)
Reclassification adjustments for losses (gains) realized in net income (net of $(77) and $688 tax effect, respectively)	256	(1,179)
Net change in unrealized losses on derivative instruments	(8,377)	(2,189)
Other comprehensive loss, net of tax	(31,778)	(1,128)
Comprehensive income	$7,047	$24,989

See accompanying notes to the unaudited condensed consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		Additional			Total
	Common	Paid-in	Retained	Accumulated	Shareholders'
(In thousands)	Stock	Capital	Earnings	OCI	Equity
Balance, December 31, 2017	$836	$1,037,040	$340,213	$(19,033)	$1,359,056
Equity-based compensation cost	—	453	—	—	453
Net income	—	—	38,825	—	38,825
Cash dividends declared ($0.125 per common share)	—	—	(10,453)	—	(10,453)
Cumulative effect of adoption of new accounting principle	—	—	1,000	—	1,000
Other comprehensive loss	—	—	—	(31,778)	(31,778)
Balance, March 31, 2018	$836	$1,037,493	$369,585	$(50,811)	$1,357,103

See accompanying notes to the unaudited condensed consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2018	2017
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$72,788	$62,510
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(111,422)	(101,087)
Proceeds from sales of securities available-for-sale	64,536	84,696
Proceeds from maturities, calls and paydowns of securities available-for-sale	26,982	22,939
Proceeds from sale of commercial loans held for sale	3,500	9,925
Increase in loans, net	(397,496)	(171,010)
Purchase of premises and equipment	(2,347)	(937)
Proceeds from disposition of foreclosed property	2,529	1,295
Other, net	(460)	(16,542)
Net cash used in investing activities	(414,178)	(170,721)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits, net	37,456	(175,029)
Net change in securities sold under agreements to repurchase	272	77
Advances from FHLB	—	360,000
Repayment of senior debt	—	(9,600)
Cash dividends paid on common stock	(10,453)	—
Net cash provided by financing activities	27,275	175,448
Net (decrease) increase in cash and cash equivalents	(314,115)	67,237
Cash and cash equivalents at beginning of period	730,811	248,925
Cash and cash equivalents at end of period	$416,696	$316,162

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

Note 1—Summary of Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements for the Company have been prepared in accordance with instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this report have been included. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Certain amounts reported in prior years have been reclassified to conform to the 2018 presentation.  These reclassifications did not materially impact the Company’s consolidated balance sheets or consolidated statements of income.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (ASU 2014-09), which is intended to improve and converge the financial reporting requirements for revenue contracts with customers. Previous accounting guidance comprised broad revenue recognition concepts along with numerous industry-specific requirements. The new guidance establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. Our major sources of revenue are from financial instruments that have been excluded from the scope of the new standard (including loans, derivatives, debt and equity securities, etc.). The standard required us to change how we recognize certain recurring revenue streams within insurance commissions and fees and other categories of noninterest income. The adoption at January 1, 2018 of ASU 2014-09 did not have a material effect on the Company’s financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”.  ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheets, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheets or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. The adoption at January 1, 2018 of ASU 2016-01 resulted in an adjustment to retained earnings of $1.0 million at January 1, 2018 related to fair value measurement changes to equity securities and certain limited partnership investments (See Notes 2, 16 and 20).

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, in order to reduce current diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The adoption at January 1, 2018 of ASU 2016-15 did not have a material effect on the Company’s financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which introduces amendments that are intended to clarify the definition of a business to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments are intended to narrow the current interpretation of a business.  The adoption at January 1, 2018 of ASU No. 2017-01 did not have a material effect on the Company’s financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs,” to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost.  The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  The amendments also allow only the service cost component to be eligible for capitalization when applicable.  The Company adopted the standard effective January 1, 2018 and did not have a material impact on the Company’s financial statements.

In May, 2017, the FASB issued ASU 2017-09, “Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies when modification accounting should be applied to changes in terms or conditions of share-based payment awards. The amendments narrow the scope of modification accounting by clarifying that modification accounting should be applied to awards if the change affects the fair value, vesting conditions, or classification of the award. The amendments do not impact current disclosure requirements for modifications, regardless of whether modification accounting is required under the new guidance. The adoption of ASU 2017-09 at January 1, 2018 did not have a material effect on the Company’s financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. The Company elected to early adopt the provisions of ASU 2017-12 at January 1, 2018 which did not have a material effect on the Company’s financial statements.

Pending Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases”. This ASU requires lessees to recognize lease assets and lease liabilities generated by contracts longer than a year on their balance sheets. The ASU also requires companies to disclose in the footnotes to their financial statements information about the amount, timing, and uncertainty for the payments they make for the lease agreements. ASU 2016-02 will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company is evaluating the effect of adopting this new accounting guidance.

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

Note 2—Securities

A summary of amortized cost and estimated fair value of securities, excluding equity securities with readily determinable fair values not held for trading, at March 31, 2018 and December 31, 2017 is as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2018
Securities available-for-sale:
U.S. Treasury securities	$100,535	$—	$4,605	$95,930
Obligations of U.S. government agencies	99,807	367	339	99,835
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	99,529	261	2,248	97,542
Issued by FNMA and FHLMC	442,887	711	10,513	433,085
Other residential mortgage-backed securities	44,269	20	1,468	42,821
Commercial mortgage-backed securities	75,666	—	4,930	70,736
Total MBS	662,351	992	19,159	644,184
Obligations of states and municipal subdivisions	419,246	2,019	15,209	406,056
Total securities available-for-sale	$1,281,939	$3,378	$39,312	$1,246,005

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2017
Securities available-for-sale:
U.S. Treasury securities	$100,575	$—	$3,731	$96,844
Obligations of U.S. government agencies	80,552	738	66	81,224
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	106,461	676	1,110	106,027
Issued by FNMA and FHLMC	431,409	1,284	2,271	430,422
Other residential mortgage-backed securities	47,379	97	1,084	46,392
Commercial mortgage-backed securities	76,201	63	4,069	72,195
Total MBS	661,450	2,120	8,534	655,036
Obligations of states and municipal subdivisions	420,111	7,539	3,691	423,959
Total securities available-for-sale	$1,262,688	$10,397	$16,022	$1,257,063
Securities held-to-maturity:
Obligations of states and municipal subdivisions	$290	$21	$—	$311

The Company elected to reclassify the one held-to-maturity security as of December 31, 2017 to available-for-sale as of March 31, 2018 under the transition election guidance in ASC Topic 815.

The adoption of ASU 2016-01 resulted in a classification change of equity securities from securities available-for-sale to equity securities with readily determinable fair values not held for trading.  The Company recorded an adjustment of $95 thousand to retained earnings for the adoption of the accounting principle.

The scheduled contractual maturities of securities available-for-sale and securities held-to-maturity at March 31, 2018 were as follows:

	Available-for-Sale
	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	109,319	104,751
Due after five years through ten years	15,984	15,994
Due after ten years	494,285	481,076
Mortgage-backed securities	662,351	644,184
Total	$1,281,939	$1,246,005

Gross gains and gross losses on sales of securities available for sale for the three months ended March 31, 2018 and 2017 are presented below. There were no other-than-temporary impairment charges included in gross realized losses for the three months ended March 31, 2018 and 2017. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	For the Three Months Ended March 31,
(In thousands)	2018	2017
Gross realized gains	$12	$81
Gross realized losses	—	—
Realized gains on sale of securities available for sale, net	$12	$81

Securities with a carrying value of $533.1 million and $507.3 million at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public and trust deposits, FHLB borrowings, repurchase agreements and for other purposes as required or permitted by law.

The detail concerning securities classified as available-for-sale with unrealized losses as of March 31, 2018 and December 31, 2017 was as follows:

	Unrealized loss analysis
	Losses < 12 Months		Losses > 12 Months
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses
March 31, 2018
U.S. Treasury securities	$—	$—	$95,930	$4,605
Obligations of U.S. government agencies	58,217	245	11,531	94
Mortgage-backed securities	403,703	9,022	174,381	10,137
Obligations of states and municipal subdivisions	171,740	3,892	127,466	11,317
Total	$633,660	$13,159	$409,308	$26,153

	Unrealized loss analysis
	Losses < 12 Months		Losses > 12 Months
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses
December 31, 2017
U.S. Treasury securities	$—	$—	$96,844	$3,731
Obligations of U.S. government agencies	1,577	9	14,323	57
Mortgage-backed securities	306,274	1,490	172,324	7,044
Obligations of states and municipal subdivisions	2,601	22	134,870	3,669
Total	$310,452	$1,521	$418,361	$14,501

There were no securities classified as held-to-maturity with unrealized losses as of March 31, 2018 and December 31, 2017.

As of March 31, 2018 and December 31, 2017, approximately 84% and 58%, respectively, of the fair value of securities in the investment portfolio reflected an unrealized loss. As of March 31, 2018, there were 89 securities that had been in a loss position for more than twelve months, and 138 securities that had been in a loss position for less than 12 months. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption of the obligations. The Company has adequate liquidity and, therefore, does not plan to sell and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Note 3—Loans and Allowance for Credit Losses

The following table presents total loans outstanding by portfolio segment and class of financing receivable as of March 31, 2018 and December 31, 2017. Outstanding balances also include Acquired Noncredit Impaired (“ANCI”) loans, originated loans and Acquired Credit Impaired (“ACI”) loans net of any remaining purchase accounting adjustments. Information about ACI loans is presented separately in the “Acquired Credit-Impaired Loans” section of this Note.

	As of
(In thousands)	March 31, 2018	December 31, 2017
Commercial and Industrial
General C&I	$3,005,397	$2,746,454
Restaurant industry	1,078,904	1,035,538
Energy sector	984,200	935,371
Healthcare	432,274	416,423
Total commercial and industrial	5,500,775	5,133,786
Commercial Real Estate
Income producing	1,076,067	1,082,929
Land and development	80,343	75,472
Total commercial real estate	1,156,410	1,158,401
Consumer
Residential real estate	1,721,819	1,690,814
Other	63,059	74,922
Total consumer	1,784,878	1,765,736
Small Business Lending	235,337	221,855
Total (Gross of unearned discount and fees)	8,677,400	8,279,778
Unearned discount and fees	(30,413)	(26,351)
Total (Net of unearned discount and fees)	$8,646,987	$8,253,427

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

A summary of the activity in the ACL for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of December 31, 2017	$55,919	$11,990	$14,983	$4,684	$87,576
Provision for loan losses	5,330	(513)	(903)	466	4,380
Charge-offs	(58)	—	(301)	(453)	(812)
Recoveries	18	209	103	63	393
As of March 31, 2018	$61,209	$11,686	$13,882	$4,760	$91,537

Allocation of ending ACL
Loans collectively evaluated for impairment	$52,535	$11,684	$13,639	$4,738	$82,596
Loans individually evaluated for impairment	8,674	2	243	22	8,941
ACL as of March 31, 2018	$61,209	$11,686	$13,882	$4,760	$91,537
Loans
Loans collectively evaluated for impairment	$5,433,850	$1,148,486	$1,782,604	$234,912	$8,599,852
Loans individually evaluated for impairment	66,925	7,924	2,274	425	77,548
Loans as of March 31, 2018	$5,500,775	$1,156,410	$1,784,878	$235,337	$8,677,400

	For the Three Months Ended March 31, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of December 31, 2016	$54,688	$10,103	$13,265	$4,212	$82,268
Provision for loan losses	5,097	438	211	40	5,786
Charge-offs	(310)	—	(241)	—	(551)
Recoveries	532	14	63	192	801
As of March 31, 2017	$60,007	$10,555	$13,298	$4,444	$88,304

Allocation of ending ACL
Loans collectively evaluated for impairment	$50,006	$10,550	$13,031	$4,397	$77,984
Loans individually evaluated for impairment	10,001	5	267	47	10,320
ACL as of March 31, 2017	$60,007	$10,555	$13,298	$4,444	$88,304
Loans
Loans collectively evaluated for impairment	$4,545,395	$1,084,936	$1,569,763	$203,649	$7,403,743
Loans individually evaluated for impairment	168,086	10,407	1,887	919	181,299
Loans as of March 31, 2017	$4,713,481	$1,095,343	$1,571,650	$204,568	$7,585,042

Loans Held-for-sale

The Company had held-for-sale (“HFS”) loans totaling $37.4 million as of March 31, 2018 consisting of $34.9 million in commercial loans and $2.5 million in mortgage loans.

Impaired Originated and ANCI Loans Including TDRs

The following includes certain key information about individually impaired originated and ANCI loans as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017.

Originated and ANCI Loans Identified as Impaired

	As of March 31, 2018
(In thousands)	Recorded Investment in Impaired Loans (1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
With no related allowance for credit losses
Commercial and Industrial
General C&I	$189	$197	$—	$189	$—
Energy sector	8,711	10,903	—	8,711	5
Total commercial and industrial	8,900	11,101	—	8,900	5
Consumer
Residential real estate	1,083	1,088	—	34	—
Other	277	276	—	—	—
Total consumer	1,360	1,364	—	34	—
Small Business Lending	239	695	—	239	—
Total	$10,499	$13,160	$—	$9,173	$5
With allowance for credit losses recorded
Commercial and Industrial
General C&I	$4,759	$4,737	$3	$—	$—
Energy sector	32,549	40,287	7,202	21,791	1,810
Restaurant industry	10,969	10,969	1,469	10,969	2,500
Total commercial and industrial	48,277	55,993	8,674	32,761	4,310
Consumer
Residential real estate	494	491	35	—	—
Other	103	103	—	—	—
Total consumer	597	594	35	—	—
Small Business Lending	186	463	22	55	—
Total	$49,060	$57,050	$8,731	$32,816	$4,310

	As of December 31, 2017
(In thousands)	Recorded Investment in Impaired Loans (1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
With no related allowance for credit losses
Commercial and Industrial
General C&I	$5,010	$4,994	$—	$192	$—
Energy sector	14,822	23,307	—	14,822	387
Total commercial and industrial	19,832	28,301	—	15,014	387
Consumer
Residential real estate	1,093	1,097	—	35	—
Other	416	415	—	—	—
Total consumer	1,509	1,512	—	35	—
Small Business Lending	249	695	—	249	—
Total	$21,590	$30,508	$—	$15,298	$387
With allowance for credit losses recorded
Commercial and Industrial
Energy sector	$39,857	$43,416	$8,353	$28,000	$402
Restaurant industry	11,017	10,969	106	—	2,500
Total commercial and industrial	50,874	54,385	8,459	28,000	2,902
Consumer
Residential real estate	496	494	36	—	—
Small Business Lending	650	921	27	60	—
Total	$52,020	$55,800	$8,522	$28,060	$2,902

(1)	The recorded investment of a loan also includes any interest receivable, net unearned discount or fees, and unamortized premium or discount.

The related amount of interest income recognized for impaired loans was $239 thousand for the three months ended March 31, 2018 compared to $403 thousand for the same period in 2017.

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, under the terms of the restructured loan. Approximately $0.3 million of contractual interest paid was recognized on the cash basis for the three months ended March 31, 2018 compared to $0.2 million for same period in 2017.

Average Recorded Investment in Impaired Originated and ANCI Loans

	Three Months Ended March 31,
(In thousands)	2018	2017
Commercial and Industrial
General C&I	$4,979	$12,455
Restaurant industry	10,993	—
Energy sector	47,969	126,370
Total commercial and industrial	63,941	138,825
Consumer
Residential real estate	1,583	1,164
Other	398	388
Total consumer	1,981	1,552
Small Business Lending	662	930
Total	$66,584	$141,307

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

There were no originated or ANCI loans modified into a TDR for the three months ended March 31, 2018.  There was one commercial and industrial loan with a recorded investment of $196 thousand modified into a TDR by a rate concession for the three months ended March 31, 2017.  There were no TDRs experiencing payment default during the three months ended March 31, 2018 and 2017.

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $2.2 million and $4.4 million of consumer loans secured by single family residential real estate that are in process of foreclosure at March 31, 2018 and December 31, 2017, respectively. Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction.  In addition to the single family residential real estate loans in process of foreclosure, the Company also held $2.8 million of foreclosed single family residential properties in other real estate owned as of March 31, 2018 and $2.7 million as of December 31, 2017.

Credit Exposure in the Originated and ANCI Loan Portfolios

The following provides information regarding the credit exposure by portfolio segment and class of receivable as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized / Classified
Commercial and Industrial
General C&I	$93,231	$42,693	$—	$135,924
Restaurant industry	42,028	10,969	—	52,997
Energy sector	11,889	62,309	6,767	80,965
Healthcare	—	68	—	68
Total commercial and industrial	147,148	116,039	6,767	269,954
Commercial Real Estate
Land and development	19	—	—	19
Total commercial real estate	19	—	—	19
Consumer
Residential real estate	7,529	10,933	—	18,462
Other	675	337	4	1,016
Total consumer	8,204	11,270	4	19,478
Small Business Lending	1,996	1,877	25	3,898
Total	$157,367	$129,186	$6,796	$293,349

	As of December 31, 2017
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized / Classified
Commercial and Industrial
General C&I	$80,550	$47,324	$—	$127,874
Restaurant industry	4,536	12,506	—	17,042
Energy sector	—	99,979	7,634	107,613
Healthcare	—	71	—	71
Total commercial and industrial	85,086	159,880	7,634	252,600
Commercial Real Estate
Income producing	—	26	—	26
Land and development	20	—	—	20
Total commercial real estate	20	26	—	46
Consumer
Residential real estate	7,610	12,416	—	20,026
Other	673	356	4	1,033
Total consumer	8,283	12,772	4	21,059
Small Business Lending	3,480	1,375	27	4,882
Total	$96,869	$174,053	$7,665	$278,587

The following provides an aging of past due originated and ANCI loans by portfolio segment and class of receivable as of March 31, 2018 and December 31, 2017:

Aging of Past due Originated and ANCI Loans

	As of March 31, 2018
	Accruing Loans			Non-Accruing Loans
(Recorded Investment in thousands)	30-59 DPD	60-89 DPD	90+DPD	0-29 DPD	30-59 DPD	60-89 DPD	90+DPD
Commercial and Industrial
General C&I	$63	$—	$—	$—	$—	$189	$—
Restaurant industry	—	—	—	10,969	—	—	—
Energy sector	—	—	—	31,636	—	—	5,633
Healthcare	—	—	—	—	—	—	68
Total commercial and industrial	63	—	—	42,605	—	189	5,701
Commercial Real Estate
Income producing	2	—	—	—	—	—	—
Land and development	—	—	53	—	—	—	—
Total commercial real estate	2	—	53	—	—	—	—
Consumer
Residential real estate	3,756	542	280	1,172	445	258	1,276
Other	474	68	—	—	—	—	—
Total consumer	4,230	610	280	1,172	445	258	1,276
Small Business Lending	168	29	—	343	35	36	156
Total	$4,463	$639	$333	$44,120	$480	$483	$7,133

	As of December 31, 2017
	Accruing Loans			Non-Accruing Loans
(Recorded Investment in thousands)	30-59 DPD	60-89 DPD	90+DPD	0-29 DPD	30-59 DPD	60-89 DPD	90+DPD
Commercial and Industrial
General C&I	$59	$—	$476	$—	$192	$—	$—
Energy sector	—	—	—	32,315	—	—	10,507
Healthcare	—	—	—	—	71	—	—
Total commercial and industrial	59	—	476	32,315	263	—	10,507
Commercial Real Estate
Income producing	—	—	26	—	—	—	—
Land and development	55	—	—	—	—	—	—
Total commercial real estate	55	—	26	—	—	—	—
Consumer
Residential real estate	3,191	1,030	325	1,070	173	293	2,205
Other	532	3	—	—	—	—	—
Total consumer	3,723	1,033	325	1,070	173	293	2,205
Small Business Lending	931	328	—	110	38	—	494
Total	$4,768	$1,361	$827	$33,495	$474	$293	$13,206

Acquired Credit Impaired (“ACI”) Loans

The following table presents total ACI loans outstanding by portfolio segment and class of financing receivable as of March 31, 2018 and December 31, 2017.

	As of
(In thousands)	March 31, 2018	December 31, 2017
Commercial and Industrial
General C&I	$22,620	$23,428
Healthcare	6,033	6,149
Total commercial and industrial	28,653	29,577
Commercial Real Estate
Income producing	77,554	79,861
Total commercial real estate	77,554	79,861
Consumer
Residential real estate	142,293	149,942
Other	990	1,180
Total consumer	143,283	151,122
Total	$249,490	$260,560

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

•	Changes in prepayment assumptions—Prepayments affect the estimated life of ACI loans which may change the amount of interest income, and possibly principal, expected to be collected; and
•	Changes in the expected principal and interest payments over the estimated life—Updates to expected cash flows are driven by the credit outlook and actions taken with borrowers.

Changes in the amount of accretable discount for ACI loans for the three months ended March 31, 2018 and 2017 were as follows:

Changes in Accretable Yield on ACI Loans

	For the Three Months Ended March 31,
(In thousands)	2018	2017
Balance at beginning of period	$78,422	$98,728
Maturities/payoff	(1,446)	(1,769)
Charge-offs	(13)	(79)
Foreclosure	(255)	(798)
Accretion	(5,192)	(6,331)
Reclass from nonaccretable difference due to increases in expected cash flow	4,558	3,364
Balance at end of period	$76,074	$93,115

Impaired ACI Loans and Pools Including TDRs

The following includes certain key information about individually impaired ACI loans and pooled ACI loans as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017.

ACI Loans / Pools Identified as Impaired

	As of March 31, 2018
	ACI Loans / Pools Identified as Impaired
(In thousands)	Recorded Investment in Impaired Loans(1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
Commercial and Industrial	$13,668	$17,838	$1,914	$—	$—
Commercial Real Estate	87,135	122,460	—	—	—
Consumer	23,018	26,887	6,448	—	—
Total	$123,821	$167,185	$8,362	$—	$—

	As of December 31, 2017
	ACI Loans / Pools Identified as Impaired
(In thousands)	Recorded Investment in Impaired Loans(1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
Commercial and Industrial	$13,541	$17,630	$5	$—	$—
Commercial Real Estate	82,856	112,330	2,010	225	—
Consumer	18,603	22,064	6,509	—	—
Total	$115,000	$152,024	$8,524	$225	$—

(1)  The recorded investment of a loan also includes any interest receivable, net unearned discount or fees, and unamortized premium or discount.

ACI Loans that Were Modified into TDRs

There were no ACI loans modified into a TDR for the three months ended March 31, 2018.  In the three months ended March 31, 2017, there was one ACI loan modified into a TDR with a recorded investment of $954 thousand.  There were no ACI TDRs experiencing payment default during the three months ended March 31, 2018 and 2017.

Credit Exposure in the ACI Portfolio

The following provides information regarding the credit exposure by portfolio segment and class of receivable as of March 31, 2018 and December 31, 2017:

ACI Loans by Risk Rating / Delinquency Stratification

Commercial and Industrial credit exposure on ACI loans, based on internal risk rating:

	As of
	March 31, 2018			December 31, 2017
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Special Mention	Substandard	Doubtful
Commercial and Industrial
General C&I	$700	$1,150	$38	$737	$1,173	$37
Healthcare	—	6,033	—	—	6,148	—
Total commercial and industrial	700	7,183	38	737	7,321	37
Commercial Real Estate
Income producing	1,708	5,642	—	2,179	6,515	—
Total commercial real estate	1,708	5,642	—	2,179	6,515	—
Consumer
Residential real estate	3,824	20,531	—	3,900	22,635	—
Other	104	324	—	114	417	—
Total consumer	3,928	20,855	—	4,014	23,052	—
Total	$6,336	$33,680	$38	$6,930	$36,888	$37

Consumer credit exposure on ACI loans, based on past due status:

	As of
	March 31, 2018		December 31, 2017
(Recorded Investment in thousands)	Residential Real Estate	Other	Residential Real Estate	Other
0 – 29 Days Past Due	$133,543	$1,318	$139,662	$1,356
30 – 59 Days Past Due	3,216	14	2,299	120
60 – 89 Days Past Due	1,898	61	2,496	62
90 – 119 Days Past Due	798	—	399	—
120 + Days Past Due	5,108	—	7,480	45
Total	$144,563	$1,393	$152,336	$1,583

Note 4—Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets at March 31, 2018 and December 31, 2017:

(In thousands)	March 31, 2018	December 31, 2017
Goodwill	$317,817	$317,817
Core deposit intangible, net of accumulated amortization of $38,493 and $38,091, respectively	1,193	1,595
Customer lists, net of accumulated amortization of $18,487 and $18,097, respectively	8,213	8,604
Trademarks	24	24
Total goodwill and intangible assets	$327,247	$328,040

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

The fair value of derivative positions outstanding is included in other assets and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows. For derivatives not designated as hedging instruments, gains and losses due to changes in fair value are included in noninterest income and the operating section of the consolidated statement of cash flows. For derivatives designated as hedging instruments, the effective portion of the gain or loss related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified as interest income when the forecasted transaction affects income.  The ineffective portion of the gain or loss is recognized immediately as noninterest income.  The notional amounts and estimated fair values as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018			December 31, 2017
		Fair Value			Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$1,032,000	$—	$32,481	$1,032,000	$—	$21,394
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	701,111	2,390	2,390	737,533	2,056	2,056
Commercial loan interest rate caps	183,744	270	270	186,290	153	153
Commercial loan interest rate floors	328,420	2,463	2,463	330,764	1,054	1,054
Mortgage loan held for sale interest rate lock commitments	9,740	110	—	6,119	50	—
Mortgage loan forward sale commitments	403	—	—	4,565	10	—
Mortgage loan held for sale floating commitments	14,111	—	—	11,800	—	—
Foreign exchange contracts	44,825	1,070	1,030	41,688	635	623
Total derivatives not designated as hedging instruments	1,282,354	6,303	6,153	1,318,759	3,958	3,886
Total derivatives	$2,314,354	$6,303	$38,634	$2,350,759	$3,958	$25,280

The Company is party to collateral support agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.  At March 31, 2018 and December 31, 2017, the Company was required to post $27.6 million and $20.1 million, respectively, in cash or securities as collateral for its derivative transactions, which are included in “interest-bearing deposits in banks” on the Company’s consolidated balance sheets. The Company’s master agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts of derivatives executed with the same counterparty under the master agreement.

Gain (loss) included in the consolidated statements of income related to derivative instruments for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended March 31,
	2018			2017
(In thousands)	OCI	Reclassified from AOCI to interest income	Noninterest income	OCI	Reclassified from AOCI to interest income	Noninterest income
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$(11,278)	$(333)	$—	$(1,590)	$1,867	$—
Derivatives not designated as hedging instruments:
Mortgage loan held for sale interest rate lock commitments	$—	$—	$61	$—	$—	$178
Foreign exchange contracts	—	—	508	—	—	470

Interest Rate Swap and Cap Agreements not designated as hedging derivatives

The Company enters into certain interest rate swap, floor and cap agreements on commercial loans that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap, floor or cap with a loan customer while at the same time entering into an offsetting interest rate swap or cap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The interest rate swap transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate. The interest rate cap transaction allows the Company’s customer to minimize interest rate risk exposure to rising interest rates. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s consolidated statements of income. The Company is exposed to credit loss in the event of nonperformance by the parties to the interest rate swap and cap agreements. However, the Company does not anticipate nonperformance by the counterparties. The estimated fair value has been recorded as an asset and a corresponding liability in the accompanying consolidated balance sheets as of March 31, 2018 and December 31, 2017.

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

Based on our current interest rate forecast, $7.8 million of deferred net loss on derivatives in OCI at March 31. 2018 is estimated to be reclassified into net interest income during the next twelve months. Future changes to interest rates may significantly change actual amounts reclassified to income. There were no reclassifications into income during 2018 or 2017 as a result of any discontinuance of cash flow hedges because the forecasted transaction was no longer probable. The maximum length of time over which the Company is hedging a portion of its exposure to the variability in future cash flows for forecasted transactions is approximately eight years as of March 31, 2018.

Note 6—Deposits

Domestic time deposits $250,000 and over were $401.9 million and $382.4 million at March 31, 2018 and December 31, 2017, respectively.  There were no foreign time deposits at either March 31, 2018 or December 31, 2017.

Note 7—Borrowed Funds

Repurchase Agreements

Securities sold under agreements to repurchase generally mature within one to seven days from the transaction date. Securities underlying the repurchase agreements remain under the control of the Company.

Information concerning the Company’s securities sold under agreements to repurchase as of March 31, 2018 and December 31, 2017 is summarized as follows:

(In thousands)	March 31, 2018	December 31, 2017
Balance at period end	$1,298	$1,026
Average balance during the period	1,165	3,371
Average interest rate during the period	0.25%	0.25%
Maximum month-end balance during the period	$1,298	$6,286

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

Senior and Subordinated Debt

In June 2014, the Company and the Bank completed an unregistered $245 million multi-tranche debt transaction and in March 2015, the Company completed an unregistered $50 million debt transaction. These transactions enhanced our liquidity and the Bank’s capital levels to support balance sheet growth.  Details of the debt transactions are as follows:

(In thousands)	March 31, 2018	December 31, 2017
Cadence Bancorporation:
4.875% senior notes, due June 28, 2019	$145,000	$145,000
5.375% senior notes, due June 28, 2021	50,000	50,000
7.250% subordinated notes, due June 28, 2029, callable in 2024	35,000	35,000
6.500% subordinated notes, due March 2025, callable in 2020	40,000	40,000
Total long-term debt—Cadence Bancorporation	270,000	270,000
Cadence Bank:
6.250% subordinated notes, due June 28, 2029, callable in 2024	25,000	25,000
Debt issuance cost and unamortized premium	(1,476)	(1,606)
Purchased 4.875% senior notes, due June 28, 2019	(10,078)	(10,078)
Total long-term debt	$283,446	$283,316

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

Junior Subordinated Debentures

In conjunction with the Company’s acquisition of Cadence Financial Corporation and Encore Bank, N.A., the junior subordinated debentures were marked to their fair value as of their respective acquisition dates. The related mark is being amortized over the remaining term of the junior subordinated debentures.  The following is a list of junior subordinated debt:

(In thousands)	March 31, 2018	December 31, 2017
Junior subordinated debentures, 3 month LIBOR plus 2.85%, due 2033	$30,000	$30,000
Junior subordinated debentures, 3 month LIBOR plus 2.95%, due 2033	5,155	5,155
Junior subordinated debentures, 3 month LIBOR plus 1.75%, due 2037	15,464	15,464
Total par value	$50,619	$50,619
Purchase accounting adjustment, net of amortization	(14,028)	(14,147)
Total junior subordinated debentures	$36,591	$36,472

Advances from FHLB and Borrowings from FRB

FHLB advances are collateralized by deposits with the FHLB, FHLB stock and loans. FHLB advances were $150 million as of March 31, 2018 and December 31, 2017.  The advances as of December 31, 2017 matured in January 2018.  The advances as of March 31, 2018 are fixed rate and will mature in February 2019. Any advances are collateralized by $1.4 billion of commercial and residential real estate loans pledged under a blanket lien arrangement as of March 31, 2018.

As of March 31, 2018 and December 31, 2017, the FHLB has issued for the benefit of the Bank irrevocable letters of credit totaling $586.5 million and $386.5 million, respectively. The Bank has a $35 million irrevocable letter of credit in favor of the State of Alabama SAFE Program to secure certain deposits of the State of Alabama. This letter of credit expires September 27, 2018 upon 45 days’ prior notice of non-renewal; otherwise it automatically extends for a successive one-year term. The Bank also has a $550 million irrevocable letter of credit to secure a large treasury management deposit.  This letter of credit expires May 26, 2018 upon 45 days’ prior notice of non-renewal; otherwise it automatically extends for a successive one-year term.

There were no borrowings from the FRB discount window as of March 31, 2018 and December 31, 2017.  Any borrowings from the FRB will be collateralized by $826.8 million in commercial loans pledged under a borrower-in-custody arrangement.

Note 8—Other Noninterest Income and Other Noninterest Expense

The detail of the other noninterest income and other noninterest expense captions presented in the consolidated statements of income is as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Other noninterest income
Insurance revenue	$2,259	$2,130
Bankcard fees	1,884	1,812
Income from bank owned life insurance policies	935	1,059
Other	132	476
Total other noninterest income	$5,210	$5,477

	Three Months Ended March 31,
(In thousands)	2018	2017
Other noninterest expenses
Net cost of operation of other real estate owned	$(52)	$296
Data processing expense	2,365	1,696
Consulting and professional fees	2,934	1,139
Loan related expenses	255	280
FDIC Insurance	955	1,493
Communications	704	655
Advertising and public relations	341	345
Legal expenses	2,627	471
Other	6,074	5,745
Total other noninterest expenses	$16,203	$12,120

Note 9—Income Taxes

Income tax expense for the three months ended March 31, 2018 was $11.0 million compared to $12.6 million for the same period in 2017. The effective tax rate was 22.0% for the three months ended March 31, 2018 compared to 32.6% for the same period in 2017. The decrease in the effective tax rate for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily driven by the decrease in the statutory Federal tax rate established by The Tax Cuts and Jobs Act (“Tax Reform”) enacted on December 22, 2017.

The effective tax rate is primarily affected by the amount of pre-tax income, tax-exempt interest income, and the increase in cash surrender value of bank-owned life insurance.  The effective tax rate is also affected by discrete items that may occur in any given period, but are not consistent from period-to-period, which may impact the comparability of the effective tax rate between periods.

As a result of Tax Reform enacted on December 22, 2017, deferred taxes are based on the newly enacted U.S. federal statutory income tax rate of 21%.  Deferred taxes as of March 31, 2017 are based on the previously enacted U.S. statutory federal income tax rate of 35%.  The provisional amount recorded related to the remeasurement of the Company’s deferred tax asset was $19.0 million, which was recorded in the fourth quarter of 2017 as income tax expense. Based on the information available and our current interpretation of Tax Reform, the Company has made reasonable estimates of the impact from the reduction in the U.S. federal statutory rate on the remeasurement of the deferred tax asset.  However, the Company’s deferred tax asset will continue to be evaluated in the context of Tax Reform, and may change as a result of evolving management interpretations, elections, and assumptions, as well as new guidance that may be issued by the Internal Revenue Service. Management expects to complete its analysis within the measurement period in accordance with SAB 118.  Nonetheless, there has been no change to the provisional net tax benefit we recorded in the fourth quarter of 2017.

Note 10—Earnings Per Common Share

The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(In thousands, except per share data)	2018	2017
Net income	$38,825	$26,117
Weighted average common shares outstanding (Basic)	83,625,000	75,000,000
Weighted average restricted stock units	1,049,807	672,750
Weighted average common shares outstanding (Diluted)	84,674,807	75,672,750
Earnings per common share (Basic)	$0.46	$0.35
Earnings per common share (Diluted)	$0.46	$0.35

Note 11—Related Party Transactions

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices, and are within applicable regulatory and lending limitations. The aggregate balances of related party loans and deposits as of March 31, 2018 and December 31, 2017 were insignificant.

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

The Federal Reserve, the FDIC and the OCC have issued guidelines governing the levels of capital that banks must maintain. The bank guidelines for the period as of March 31, 2018 specify capital tiers, which include the following classifications:

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

The most recent notification from the OCC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (the prompt corrective action requirements are not applicable to the Company). The actual capital amounts and ratios for the Company and the bank as of March 31, 2018 and December 31, 2017 are presented in the following table and as shown, are above the thresholds necessary to be considered “well-capitalized”. Management believes there are no conditions or events that would change that classification in the foreseeable future.

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
March 31, 2018
Tier 1 leverage	$1,120,451	10.6%	$1,225,079	11.6%
Common equity tier 1 capital	1,081,809	10.4	1,175,079	11.3
Tier 1 risk-based capital	1,120,451	10.8	1,225,079	11.8
Total risk-based capital	1,311,834	12.6	1,342,433	12.9
The minimum amounts of capital and ratios established by banking regulators are as follows:
Tier 1 leverage	$423,950	4.0%	$423,855	4.0%
Common equity tier 1 capital	467,253	4.5	467,093	4.5
Tier 1 risk-based capital	623,004	6.0	622,790	6.0
Total risk-based capital	830,672	8.0	830,387	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	$529,818	5.0%
Common equity tier 1 capital	N/A	N/A	674,689	6.5
Tier 1 risk-based capital	N/A	N/A	830,387	8.0
Total risk-based capital	N/A	N/A	1,037,984	10.0

	Consolidated Company		Bank
(In thousands)	Amount	Amount	Amount	Ratio
December 31, 2017
Tier 1 leverage	$1,096,438	10.7%	$1,198,234	11.7%
Common equity tier 1 (transitional)	1,058,888	10.6	1,149,181	11.5
Tier 1 risk-based capital	1,096,438	10.9	1,198,234	12.0
Total risk-based capital	1,283,561	12.8	1,311,376	13.1
The minimum amounts of capital and ratios established by banking regulators are as follows:
Tier 1 leverage	$410,770	4.0%	$410,743	4.0%
Common equity tier 1 (transitional)	450,951	4.5	450,874	4.5
Tier 1 risk-based capital	601,269	6.0	601,165	6.0
Total risk-based capital	801,691	8.0	801,553	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	$513,429	5.0%
Common equity tier 1 (transitional)	N/A	N/A	651,262	6.5
Tier 1 risk-based capital	N/A	N/A	801,553	8.0
Total risk-based capital	N/A	N/A	1,001,941	10.0

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

The Bank is required to maintain average reserve balances in the form of cash or deposits with the Federal Reserve Bank. The reserve balance varies depending upon the types and amounts of deposits. At March 31, 2018 and December 31, 2017, the required reserve balance with the Federal Reserve Bank was approximately $70.7 million and $70.9 million, respectively.

Note 13—Commitments and Contingent Liabilities

The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of banking business and which involve elements of credit risk, interest rate risk, and liquidity risk. The commitments and contingent liabilities are commitments to extend credit, home equity lines, overdraft protection lines, and standby letters of credit. Such financial instruments are recorded when they are funded. A summary of commitments and contingent liabilities at March 31, 2018 is as follows:

(In thousands)	March 31, 2018
Commitments to extend credit	$3,413,043
Commitments to grant loans	238,624
Standby letters of credit	98,701
Performance letters of credit	29,178
Commercial letters of credit	2,926

Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the three months ended March 31, 2018 and 2017. The Company does not anticipate any significant future losses as a result of these transactions.

The Company makes investments in limited partnerships, including certain low income housing partnerships for which tax credits are received. As of March 31, 2018 and December 31, 2017, unfunded capital commitments totaled $22.6 million and $20.3 million, respectively.

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

Note 15—Supplemental Cash Flow Information

	For the Three Months Ended March 31,
(In thousands)	2018	2017
Cash paid during the year for:
Interest	$19,217	$12,776
Income taxes, net of refunds	(82)	(219)
Non-cash investing activities (at fair value):
Transfers of loans to other real estate	$1,548	$3,489
Transfers of commercial loans to loans held for sale	3,500	39,249

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at March 31, 2018 and December 31, 2017:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2018
Investment securities available-for-sale:
U.S. Treasury securities	$95,930	$—	$95,930	$—
Obligations of U.S. government agencies	99,835	—	99,835	—
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	97,542	—	97,542	—
Issued by FNMA and FHLMC	433,085	—	433,085	—
Other residential mortgage-backed securities	42,821	—	42,821	—
Commercial mortgage-backed securities	70,736	—	70,736	—
Total MBS	644,184	—	644,184	—
Obligations of states and municipal subdivisions	406,057	—	406,057	—
Total investment securities available-for-sale	1,246,006	—	1,246,006	—
Equity securities with readily determinable fair values not held for trading	5,829	5,829	—	—
Derivative assets	6,303	—	6,303	—
Net profits interests	14,295	—	—	14,295
Investments in limited partnerships	7,514	—	—	7,514
Total recurring basis measured assets	$1,279,947	$5,829	$1,252,309	$21,809
Derivative liabilities	$38,634	$—	$38,634	$—
Total recurring basis measured liabilities	$38,634	$—	$38,634	$—

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Investment securities available-for-sale:
U.S. Treasury securities	$96,844	$—	$96,844	$—
Obligations of U.S. government agencies	81,224	—	81,224	—
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	106,027	—	106,027	—
Issued by FNMA and FHLMC	430,422	—	430,422	—
Other residential mortgage-backed securities	46,392	—	46,392	—
Commercial mortgage-backed securities	72,195	—	72,195	—
Total MBS	655,036	—	655,036	—
Obligations of states and municipal subdivisions	423,959	—	423,959	—
Total investment securities available-for-sale	1,257,063	—	1,257,063	—
Equity securities with readily determinable fair values not held for trading	5,885	5,885	—	—
Derivative assets	3,985	—	3,985	—
Net profits interests	15,833	—	—	15,833
Total recurring basis measured assets	$1,282,766	$5,885	$1,261,048	$15,833
Derivative liabilities	$25,307	$—	$25,307	$—
Total recurring basis measured liabilities	$25,307	$—	$25,307	$—

There were no transfers between the Level 1 and Level 2 fair value categories during the three months ended March 31, 2018 and 2017.

Changes in Level 3 Fair Value Measurements

 The tables below include a roll-forward of the condensed consolidated balance sheet amounts for the three months ended March 31, 2018 and 2017 for changes in the fair value of financial instruments within Level 3 of the valuation hierarchy that are recorded on a recurring basis. Level 3 financial instruments typically include unobservable components, but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology:

Level 3 Assets Measured at Fair Value on a Recurring Basis

	For the Three Months Ended March 31,
	2018	2017	2018	2017
(In thousands)	Net Profits Interests		Investments in Limited Partnerships
Beginning Balance	$15,833	$19,425	$—	$—
Transfers in due to adoption of ASU 2016-01	—	—	5,518	—
Adjustment recorded in retained earnings due to adoption of ASU 2016-01	—	—	1,201	—
Net (losses) gains included in earnings	(869)	(2,645)	676	—
Contributions paid	—	—	225	—
Distributions received	(669)	(230)	(106)	—
Balance at March 31	$14,295	$16,550	$7,514	$—
Net unrealized (losses) gains included in earnings relating to assets held at the end of the period	$(869)	$(2,645)	$676	$—

The fair value of the net profit interests in oil and gas reserves was estimated using discounted cash flow analyses applied to the expected cash flows from producing developed wells.  Expected cash flows are derived from reports prepared by consulting engineers under established professional standards for the industry. These expected cash flow projections contain significant unobservable inputs regarding the net recoverable oil and gas reserves and forward-looking commodity prices discounted at a rate of 10%. Therefore, the fair value is subject to change based on these commodity markets. An increase of 5% in the discount rate would not produce a material change in the fair value of the net profits interest.

The adoption of ASU 2016-01 on January 1, 2018 resulted in certain investments in limited partnerships being estimated using the net asset value “NAV” practical expedient provided by the partnership as allowed by ASC 820 for an equity security without a readily determinable fair value.  These investments are within Level 3 of the valuation hierarchy and are measured on a recurring basis.  Prior to the adoption of the accounting standard, these investments were accounted for under the cost method.  On January 1, 2018, an adjustment of $1.2 million was recorded to retained earnings to account for the adoption of the accounting principle.

Assets Recorded at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheets at March 31, 2018 and December 31, 2017, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2018
Loans held for sale	$37,446	$—	$37,446	$—
Impaired loans, net of specific allowance	50,829	—	—	50,829
Other real estate	6,642	—	—	6,642
Total assets measured on a nonrecurring basis	$94,917	$—	$37,446	$57,471

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Loans held for sale	$61,359	$—	$61,359	$—
Impaired loans, net of specific allowance	65,087	—	—	65,087
Other real estate	7,605	—	—	7,605
Total assets measured on a nonrecurring basis	$134,051	$—	$61,359	$72,692

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

Significant unobservable inputs used in Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017 are summarized below:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
March 31, 2018
Impaired loans, net of specific allowance	$50,829	Appraised value, as adjusted	Discount to fair value	0% - 50%
		Discounted cash flow	Net recoverable oil and gas reserves and forward-looking commodity prices. Discount rate - 9% to 10%	0% - 7%(1)
		Discounted cash flow	Discount rates - 3.1% to 6.8%	0% - 2%(1)
			Estimated closing costs	10%
Other real estate	6,642	Appraised value, as adjusted	Discount to fair value	0% - 20%
			Estimated closing costs	10%
(1) - Represents fair value as a percent of the unpaid principal balance.

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
December 31, 2017
Impaired loans, net of specific allowance	$65,087	Appraised value, as adjusted	Discount to fair value	0%-50%
		Discounted cash flow	Net recoverable oil and gas reserves and forward-looking commodity prices. Discount rate - 9%	0% - 29%(1)
		Discounted cash flow	Discount rates - 3.6% to 8.0%	0% - 1%(1)
			Estimated closing costs	10%
Other real estate	7,605	Appraised value, as adjusted	Discount of fair value	0%-20%
			Estimated closing costs	10%
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

Net Loans.    Loans are valued on an individual basis, with consideration given to the loans’ underlying characteristics, including account types, remaining terms, annual interest rates or coupons, interest types, accrual basis, timing of principal and interest payments, current market rates, and remaining balances.  A discounted cash flow model is used to estimate the fair value of the loans using assumptions for the coupon rates, remaining maturities, prepayment speeds, projected default probabilities by risk grade, and estimates of prevailing discount rates.  The discounted cash flow approach models the projected cash flows, applying various assumptions regarding interest and payment risks for the loans based on the loan types, payment types and fixed or variable classifications.  For variable rate loans, forward interest rate curves are integrated into the projection of cash flows.  The forward curves are index specific and obtained from a leading third-party provider.  Future coupon payments are determined based upon the applicable forward curve, spread, next repricing date, and repricing frequency.

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

Investments in Limited Partnerships.  The fair value of certain investments in limited partnerships was estimated using the net asset value practical expedient provided by the partnership as allowed by ASC 820 for an equity security without a readily determinable fair value.

Deposits.    The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for CDs are estimated using a discounted cash flow calculation that applies interest rate spreads to current Treasury yields.

FHLB Advances.    The fair value of the FHLB advance approximates its book value.

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

Limitations.    The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. The fair values for loans involve the use of significant internally-developed pricing assumptions due to market-illiquidity for loans net of unearned income and loans held for sale as of March 31, 2018 and December 31, 2017. These assumptions are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. This table only includes financial instruments of the Company, and, accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of the Company.

The estimated fair values of the Company’s financial instruments are as follows:

	As of March 31, 2018
	Carrying
(In thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$130,704	$130,704	$130,704	$—	$—
Interest-bearing deposits in other banks	281,297	281,297	281,297	—	—
Federal funds sold	4,695	4,695	4,695	—	—
Securities available-for-sale	1,246,005	1,246,005	—	1,246,005	—
Equity securities with readily determinable fair values not held for trading	5,829	5,829	5,829	—	—
Loans held for sale	37,446	37,446	—	37,446	—
Net loans	8,555,450	8,437,656	—	—	8,437,656
Derivative assets	6,303	6,303	—	6,303	—
Net profits interests	14,295	14,295	—	—	14,295
Investments in limited partnerships	7,514	7,514	—	—	7,514
Financial Liabilities:
Deposits	9,048,971	9,045,299	—	9,045,299	—
Advances from FHLB	150,000	150,000	—	150,000	—
Securities sold under agreements to repurchase	1,298	1,298	—	1,298	—
Senior debt	184,700	193,529	—	193,529	—
Subordinated debt	98,746	98,101	—	98,101	—
Junior subordinated debentures	36,591	49,019	—	49,019	—
Derivative liabilities	38,634	38,634	—	38,634	—

	As of December 31, 2017
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$238,707	$238,707	$238,707	$—	$—
Interest-bearing deposits in other banks	482,568	482,568	482,568	—	—
Federal funds sold	9,536	9,536	9,536	—	—
Securities available-for-sale	1,257,063	1,257,063	—	1,257,063	—
Securities held-to-maturity	290	311	—	311	—
Equity securities with readily determinable fair values not held for trading	5,885	5,885	5,885	—	—
Loans held for sale	61,359	61,359	—	61,359	—
Net loans	8,165,851	8,134,903	—	—	8,134,903
Derivative assets	3,985	3,985	—	3,985	—
Net profits interests	15,833	15,833	—	—	15,833
Financial Liabilities:
Deposits	9,011,515	9,006,890	—	9,006,890	—
Advances from FHLB	150,000	150,000	—	150,000	—
Securities sold under agreements to repurchase	1,026	1,026	—	1,026	—
Senior debt	184,629	194,484	—	194,484	—
Subordinated debt	98,687	94,724	—	94,724	—
Junior subordinated debentures	36,472	49,161	—	49,161	—
Derivative liabilities	25,307	25,307	—	25,307	—

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

The following tables present the operating results of the segments as of and for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31, 2018
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$96,100	$(607)	$(4,382)	$91,111
Provision for credit losses	4,380	—	—	4,380
Noninterest income	12,438	12,358	187	24,983
Noninterest expense	50,532	9,977	1,430	61,939
Income tax expense (benefit)	12,446	308	(1,804)	10,950
Net income (loss)	$41,180	$1,466	$(3,821)	$38,825
Total assets	$10,903,031	$91,468	$4,883	$10,999,382

	For the Three Months Ended March 31, 2017
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$79,103	$784	$(5,129)	$74,758
Provision for credit losses	5,786	—	—	5,786
Noninterest income	11,700	12,321	84	24,105
Noninterest expense	45,457	8,681	183	54,321
Income tax expense (benefit)	13,846	1,548	(2,755)	12,639
Net income (loss)	$25,714	$2,876	$(2,473)	$26,117
Total assets	$9,629,061	$88,644	$3,232	$9,720,937

Note 18—Equity-based Compensation

The Company administers a long-term incentive compensation plan that permits the granting of incentive awards in the form of stock options, restricted stock, restricted stock units, performance units, stock appreciation rights, or other stock-based awards. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board of Directors.

The Amended and Restated 2015 Omnibus Incentive Plan (the “Plan”) permits the Company to grant to employees and directors various forms of incentive compensation. The principal purposes of this plan are to focus directors, officers and other employees and consultants on business performance that creates shareholder value, to encourage innovative approaches to the business of the Company, and to encourage ownership of the Company’s stock. The Plan authorizes 7,500,000 common share equivalents available for grant, where grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. The number of remaining share equivalents available for future issuance under the Plan was 6,827,250 at March 31, 2018 assuming applicable performance goals are satisfied at target levels.

The Company recorded $0.4 million equity-based compensation expense for the outstanding restricted stock units for each of the three month periods ended March 31, 2018 and 2017, respectively.  The remaining expense related to unvested restricted stock units is $1.0 million as of March 31, 2018 and will be recognized over the next 8 months.

There were 672,750 outstanding non-vested restricted stock units with a grant date fair value of $5.14.  There were no grants or forfeitures for the three months ended March 31, 2018.  See “Note 21-Subsequent Events” for additional information.

Note 19—Accumulated Other Comprehensive Loss

Activity within the balances in accumulated other comprehensive loss is shown in the following tables for the three months ended March 31, 2018.

`	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on defined benefit pension plans	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Accumulated other comprehensive gain (loss)
Balance, December 31, 2017	$(2,160)	$(531)	$(16,342)	$(19,033)
Net change	(23,401)	—	(8,377)	(31,778)
Balance, March 31, 2018	$(25,561)	$(531)	$(24,719)	$(50,811)

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

The Bank has invested in several affordable housing projects as a limited partner. The partnerships have qualified to receive annual affordable housing federal tax credits that are recognized as a reduction of current tax expense. The Company has determined that these structures meet the definition of VIE’s under Topic ASC 810 but that consolidation is not required, as the Bank is not the primary beneficiary. At March 31, 2018 and December 31, 2017, the Bank’s maximum exposure to loss associated with these limited partnerships was limited to the Bank’s investment. The Company accounts for these investments and the related tax credits using either the effective yield method or the proportional amortization method, depending upon the date of the investment. Under the effective yield method, the Bank recognizes the tax credits as they are allocated and amortizes the initial costs of the investments to provide a constant effective yield over the period that the tax credits are allocated. Under the proportional amortization method, the Bank amortizes the cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. At March 31, 2018 and December 31, 2017, the Company had recorded investments in other assets on its consolidated balance sheets of approximately $7.5 million and $7.9 million, respectively related to these investments. Additionally, the Company invests in other certain limited partnerships accounted for under the fair value practical expedient of net asset value totaling $7.5 million as of March 31, 2018.  The company recognized a $0.7 million gain for the three months ended March 31, 2018 related to these assets recorded at fair value through net income.  Certain other limited partnerships without readily determinable fair values that do not qualify for the practical expedient are accounted for at its cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments totaled $8.7 million as of March 31, 2018. Other limited partnerships are accounted for under the equity method totaling $8.8 million as of March 31, 2018. As of December 31, 2017 and prior to the adoption of ASU 2016-01, certain limited partnerships were accounted for under the cost method totaling $14.0 million and the equity method totaling $8.8 million.

The following table presents a summary of the Company’s investments in limited partnerships subsequent to the adoption of ASU 2016-01 and as of March 31, 2018:

(In thousands)	As of March 31, 2018
Affordable housing projects (amortized cost)	$7,479
Limited partnerships accounted for under the fair value practical expedient of NAV	7,514
Limited partnerships without readily determinable fair values that do not qualify for the practical expedient of NAV accounted for under the cost method	8,692
Limited partnerships required to be accounted for under the equity method	8,797
Total investments in limited partnerships	$32,482

During 2016, the Bank received net profits interests in oil and gas reserves, in connection with the reorganization under bankruptcy of two loan customers. The Company has determined that these contracts meet the definition of VIE’s under Topic ASC 810, but that consolidation is not required as the Bank is not the primary beneficiary. The net profits interests are financial instruments and recorded at estimated fair value, which was $14.3 million and $15.8 million at March 31, 2018 and December 31, 2017, respectively, representing the maximum exposure to loss as of that date.

The Company has established a rabbi trust related to the deferred compensation plan offered to certain of its employees. The Company contributes employee cash compensation deferrals to the trust. The assets of the trust are available to creditors of the Company only in the event the Company becomes insolvent. This trust is considered a VIE because either there is no equity at risk in the trust or because the Company provided the equity interest to its employees in exchange for services rendered. The Company is considered the primary beneficiary of the rabbi trust as it has the ability to select the underlying investments made by the trust, the activities that most significantly impact the economic performance of the rabbi trust. The Company includes the assets of the rabbi trust as a component of other assets and a corresponding liability for the associated benefit obligation in other liabilities in its consolidated balance sheets. At March 31, 2018 and December 31, 2017, the amount of rabbi trust assets and benefit obligation was $3.7 million and $3.6 million, respectively.

Note 21—Subsequent Events

On April 2, 2018, the Company granted 270,105 shares of stock-based awards in the form of restricted stock units pursuant to and subject to the provisions of the Amended and Restated Cadence Bancorporation 2015 Omnibus Incentive Plan.  While the grant specifies a stated target number of units, the determination of the actual settlement in shares will be based in part on the achievement of certain financial performance measures of the Company over the three years ended December 31, 2020. For half of the units granted, these performance conditions will determine the actual units vested on March 31, 2021 and can be in the range of zero to two times the units granted.  The remaining half of the restricted stock units vest equally on March 31 of each of the next three years.

On April 25, 2018, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.125 per share of common stock, representing an annualized dividend of $0.50 per share.  The dividend will be paid on June 15, 2018 to holders of record of the Class A common stock on June 1, 2018.

On May 13, 2018, the Company and State Bank Financial Corporation (“State Bank”) jointly announced the entry into a definitive merger agreement in a stock-for-stock transaction and has filed a Current Report on Form 8-K. Under the terms of the merger agreement, State Bank shareholders will receive 1.160 shares of the Company’s Class A common stock for each share of State Bank common stock, valuing the transaction at approximately $1.4 billion based on the closing share price of Cadence of $30.23 on May 11, 2018. After closing, legacy Cadence and State Bank shareholders will collectively own approximately 65% and 35% of the combined company, respectively. Closing is subject to customary approvals by regulators and the shareholders of State Bank, and is expected to occur in the fourth quarter of 2018.

In April 2018, the Company entered into a plan to sell the Company’s subsidiary, Town & Country Insurance Agency, Inc. (“T&C”) and classified this business line as held-for-sale, which requires lower of cost or fair value accounting.  In May 2018, T&C entered into an Asset Purchase Agreement with an unrelated third party for the purpose of selling approximately $16 million in net assets. This transaction is expected to close in the second quarter of 2018 and result in a slight after-tax gain.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis presents our results of operations and financial condition on a consolidated basis for three months ended March 31, 2018.  This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of March 31, 2018 compared to December 31, 2017 for the balance sheets and the three months ended March 31, 2018 compared to March 31, 2017 for the statements of income.

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

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our results of operations, financial condition and financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

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

Overview

Cadence Bancorporation is a bank holding company and a Delaware corporation headquartered in Houston, Texas, and is the parent company of Cadence Bank, National Association (N.A.). With $11.0 billion in assets, $8.6 billion in total loans (net of unearned discounts and fees), $9.0 billion in deposits and $1.4 billion in shareholders’ equity as of March 31, 2018, we currently operate a network of 65 branch locations across Texas, Alabama, Florida, Mississippi and Tennessee. We focus on middle-market commercial lending, complemented by retail banking and wealth management services, and provide a broad range of banking services to businesses, high net worth individuals and business owners.

We operate Cadence Bancorporation through three operating segments: Banking, Financial Services and Corporate. Our Banking Segment, which represented approximately 90% of our total revenues for the three months ended March 31, 2018, consists of our Commercial Banking, Retail Banking and Private Banking lines of business. Our Commercial Banking activities focus on commercial and industrial (“C&I”), community banking, business banking and commercial real estate lending and treasury management services to clients in our geographic footprint in Texas and the southeast United States. Within our Commercial Banking line of business, we focus on select industries, which we refer to as our “specialized industries,” in which we believe we have specialized experience and service capabilities. These industries include franchise restaurant, healthcare and technology. Energy lending is also an important part of our business as energy production and energy related industries are meaningful contributors to the economy in our primary markets. In our Retail Banking business line, we offer a broad range of banking services through our branch network to serve the needs of consumers and small businesses. In our Private Banking business line, we offer banking services, such as deposit services and residential mortgage lending, to affluent clients and business owners.

We are focused on organic growth and expanding our position in our markets. We believe that our franchise is positioned for continued growth as a result of prudent lending in our markets through experienced relationship managers and a client-centered, relationship-driven banking model, with particular emphasis on Texas-based expansion and our focus and capabilities in serving specialized industries. We believe our continued growth is supported by (i) our attractive geographic footprint, (ii) our stable and cost efficient deposit funding, (iii) our veteran board of directors and management team, (iv) our capital position and (v) our credit quality and risk management processes.

Selected Financial Data

The following table summarizes certain selected consolidated financial data for the periods presented. The historical consolidated financial information presented below contains financial measures that are not presented in accordance with U.S. GAAP and which have not been audited. See “Table 33 - Non-GAAP Financial Measures.”

Table 1 – Selected Financial Data

	As of and for the Three Months Ended March 31,		As of and for the year ended December 31,
(In thousands, except per share data)	2018	2017	2017
Statement of Income Data:
Net income	$38,825	$26,117	$102,353
Net interest income	91,111	74,758	326,216
Noninterest income - service fees and revenue	23,904	22,489	90,052
Noninterest expense	61,939	54,321	233,356
Provision for credit losses	4,380	5,786	9,735
Efficiency ratio (1)	53.35%	54.95%	54.77%
Period-End Balance Sheet Data:
Investment securities, available-for-sale	$1,246,005	$1,110,624	$1,257,063
Total loans, net of unearned income	8,646,987	7,561,472	8,253,427
Allowance for credit losses ("ACL")	91,537	88,304	87,576
Total assets	10,999,382	9,720,937	10,948,926
Total deposits	9,048,971	7,841,710	9,011,515
Total shareholders’ equity	1,357,103	1,105,976	1,359,056
Asset Quality Ratios:
Total nonperforming assets ('NPAs") to total loans plus OREO and NPI	0.84%	2.25%	0.85%
Total ACL to total loans	1.06	1.17	1.06
ACL to total nonperforming loans ("NPLs")	175.30	65.80	183.62
Net charge-offs to average loans (2)	0.02	(0.01)	0.06
Capital Ratios:
Total shareholders’ equity to assets	12.34%	11.38%	12.41%
Tangible common equity to tangible assets (1)	9.65	8.25	9.71
Common equity tier 1 (CET1) (transitional)	10.42	8.99	10.79
Tier 1 leverage capital	10.57	9.10	11.12
Tier 1 risk-based capital	10.79	9.36	11.17
Total risk-based capital	12.63	11.43	13.18

(1)	Considered a non-GAAP financial measure. See “Table 33 - Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(2)	Annualized for the three months ended March 31, 2018 and 2017.

Summary of Results of Operations - Three Months ended March 31, 2018

Net income for the three months ended March 31, 2018 totaled $38.8 million, a $12.7 million, or 48.7%, increase compared to $26.1 million for the same period in 2017. The primary drivers of the net $12.7 million increase included a $16.4 million increase in net interest income, a $1.4 million increase in service fees and revenue, a $1.4 million decrease in the provision for credit losses, and a $1.7 million decrease in income taxes. The resulting earnings per diluted common share for the three months ended March 31, 2018 were $0.46, compared to $0.35 and for the same period of 2017.

Net interest income was $91.1 million for the three months ended March 31, 2018, a $16.4 million, or 21.9%, increase compared to the same period of 2017. Our net interest spread increased to 3.29% for the three months ended March 31, 2018 compared to 3.22% for the same period in 2017, and the net interest margin on an annualized basis increased 18 basis points to

3.64% from 3.46%. The increases in net interest margin are primarily a result of our asset sensitive balance sheet and earning asset yields increasing more significantly than our funding costs in the recent rising rate environment.

Service fees and revenue was $23.9 million in the three months ended March 31, 2018, an increase of $1.4 million, or 6.3%, over the same period in 2017. The period-over-period increase reflects broad based business line growth in financial service fee revenues, credit fees and service charges.

Noninterest expense for the three months ended March 31, 2018 increased $7.6 million, or 14.0%, to $61.9 million compared to $54.3 million during the same period of 2017.  The three months ended March 31, 2018 included higher salary and benefits expenses, driven by business growth and related incentives, offset by lower intangible amortization and FDIC insurance expense.

Our efficiency ratio was 53.4% for the three months ended March 31, 2018, an improvement over the 55.0% efficiency ratio for the three months ended March 31, 2017. A reconciliation of our non-GAAP measures is included in Table 33.

Provision for credit losses decreased $1.4 million, or 24.3%, to $4.4 million in the three months ended March 31, 2018, compared to $5.8 million in the three months ended March 31, 2017.  (See “—Provision for Credit Losses” and “—Asset Quality”). The lower provision for credit losses in 2018 was primarily related to improving credit quality in the energy portfolio. Annualized net charge-offs were 0.02% of average loans during the three months ended March 31, 2018 compared to (0.01)% of average loans during the three months ended March 31, 2017.

Summary of Financial Condition as of March 31, 2018

Our total loans, net of unearned income increased $393.6 million, or 4.8%, from December 31, 2017 to $8.65 billion at March 31, 2018, which was driven by originated loan growth of $417.3 million, partially offset by a decrease of $23.7 million in the acquired loan portfolio. Our organic loan growth reflects increases in general C&I, commercial real estate and residential portfolios.

From an asset quality perspective, total nonperforming assets (“NPAs”) increased $2.0 million, or 2.9%, compared to December 31, 2017. The increase in NPAs from December 31, 2017 is primarily related to an addition of a restaurant industry credit, offset by pay downs and resolutions within the energy portfolio.  (See “—Asset Quality). Our total allowance for credit losses increased $4.0 million, or 4.5%, from $87.6 million at December 31, 2017 to $91.5 million at March 31, 2018, and represented approximately 1.1% of total loans at both March 31, 2018 and December 31, 2017.

Total deposits increased $37.5 million, or 0.4%, to $9.05 billion, at March 31, 2018, from $9.01 billion at December 31, 2017.  Over the same period, noninterest-bearing deposits decreased $201.8 million, or 9.0%, and comprised 22.6% and 24.9% of total deposits at March 31, 2018 and December 31, 2017, respectively. Interest-bearing deposits increased $239.2 million, or 3.5%, and comprised 77.4% and 75.1% of total deposits at March 31, 2018 and December 31, 2017, respectively.  There was an increase in brokered deposits of $21.6 million from December 31, 2017.

Overall, our Tier 1 leverage ratio decreased 11 basis points, total risk-based capital ratio decreased 18 basis points and Tier 1 risk-based capital ratio decreased 15 basis points from December 31, 2017. We met all capital adequacy requirements and the Bank continued to exceed the minimum requirements to be considered well-capitalized under regulatory guidelines as of March 31, 2018.

Results of Operations

Earnings

We reported net income for the three months ended March 31, 2018 of $38.8 million compared to $26.1 million for the three months ended March 31, 2018 and 2017, respectively. The following table presents key earnings data for the periods indicated:

Table 2 – Key Earnings Data

	Three Months Ended
	March 31,
(In thousands, except per share data)	2018	2017
Net income	$38,825	$26,117
Net income per common share
- basic (1)(4)	0.46	0.35
- diluted (1)(4)	0.46	0.35
Dividends declared per share	0.125	—
Dividend payout ratio(2)	27.17%	—%
Net interest margin	3.64	3.46
Net interest spread	3.29	3.22
Return on average assets(2)	1.44	1.10
Return on average equity(2)	11.73	9.71
Return on average tangible common equity(2)(3)	15.52	13.96

(1)	54.9 million of our outstanding shares are owned by our parent holding company Cadence Bancorp, LLC.
(2)	Annualized for the three months ended March 31, 2018 and 2017.
(3)	Considered a non-GAAP financial measure. See “Table 33 - Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(4)	Includes common stock equivalents (“CSE”) of 1,049,807 and 672,750 for the three months ended March 31, 2018 and 2017.

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

The performance of loans within our acquired credit impaired (“ACI”) portfolio impacts interest income as the remaining discounts and proceeds received in excess of expected cash flows are realized in interest income when these loans are closed through payoff, charge off, workout, sale or foreclosure. At acquisition, the expected shortfall in future cash flows on our ACI portfolio, as compared to the contractual amount due, was recognized as a non-accretable discount. Any excess of expected cash flows over the acquisition date fair value is known as the accretable discount, and is recognized as accretion income over the life of each pool or individual ACI loan. Expected cash flows over the acquisition date fair value are re-estimated quarterly utilizing the same cash flow methodology used at the time of acquisition. Any subsequent decreases to the expected cash flows will generally result in a provision for credit losses charge in the consolidated statements of income. Conversely, subsequent increases in expected cash flows result in a transfer from the non-accretable discount to the accretable discount, which has a positive impact on accretion income prospectively. The following table summarizes the amount of interest income related to our ACI portfolio for the periods presented:

 Table 3 – ACI Interest Income

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Scheduled accretion for the period	$5,192	$6,331
Recovery income for the period	431	610
Total interest realized on the ACI portfolio	$5,623	$6,941
Yield on ACI Portfolio
Scheduled accretion for the period	8.27%	8.11%
Recovery income for the period	0.69	0.78
Total yield on the ACI portfolio	8.96%	8.89%

As of March 31, 2018 the weighted average contractual interest rate on the remaining active ACI portfolio loans was approximately 4.76%.

The following table is a rollforward of the accretable difference on our ACI portfolio for the periods indicated:

Table 4 - Accretable Difference Rollforward

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Balance at beginning of period	$78,422	$98,728
Decreases from accretion, maturities/payoffs, foreclosures and charge-offs	(6,906)	(8,977)
Reclass from nonaccretable difference	4,558	3,364
Balance at end of period	$76,074	$93,115

Three Months Ended March 31, 2018 and 2017

Our net interest income, fully-tax equivalent (FTE), for the three months ended March 31, 2018 and 2017 was $92.0 million and $76.6 million, respectively, an increase of $15.4 million. Our net interest margin for the three months ended March 31, 2018 and 2017 was 3.64% and 3.46%, respectively, an increase of 18 basis points. The yield on our total loan portfolio increased 60 basis points to 4.94% for the three months ended March 31, 2018 compared to 4.34% for the three months ended March 31, 2017 due to an increase in the rate and volume of our originated portfolio. The following table sets forth, on a tax equivalent basis, the components of our net interest income with the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three months ended March 31, 2018:

Table 5- Rate/Volume Analysis

	Three Months Ended March 31,
	2018 vs. 2017
	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2018	2017	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated and ANCI loans	$97,168	$73,869	$23,299	$12,834	$10,465
ACI portfolio	5,623	6,941	(1,318)	56	(1,374)
Interest on securities:
Taxable	5,118	4,301	817	182	635
Tax-exempt (2)	4,134	5,252	(1,118)	(1,176)	58
Interest on fed funds and short-term investments	1,529	425	1,104	521	583
Interest on other investments	389	669	(280)	(293)	13
Total interest income	113,961	91,457	22,504	12,124	10,380
Expense from interest-bearing liabilities:
Interest on demand deposits	9,025	5,531	3,494	3,048	446
Interest on savings deposits	114	112	2	4	(2)
Interest on time deposits	7,491	4,122	3,369	2,186	1,183
Interest on other borrowings	2,956	2,802	154	433	(279)
Interest on subordinated debentures	2,396	2,294	102	90	12
Total interest expense	21,982	14,861	7,121	5,761	1,360
Net interest income	$91,979	$76,596	$15,383	$6,363	$9,020

(1)	The change in interest income due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
(2)

Interest income and yields are presented on a tax equivalent basis using a Federal tax rate of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively, on our state, county and municipal investment portfolios.

Our total interest income (FTE) for the three months ended March 31, 2018 totaled $114.0 million compared to $91.5 million in the three months ended March 31, 2017. This increase is primarily the result of an increase in the volume and yield of our originated loans. The yield on our originated loan portfolio reflects an increase in LIBOR rates in our loan portfolio. The lower FTE yield on our tax exempt securities reflects the lower Federal tax rate of 21% in 2018 compared to 35% in 2017.

The following table presents a comparison of loan portfolio yield for the three months ended March 31, 2018 and 2017:

Table 6 - Loan Portfolio Yield

	Three Months Ended March 31,
	2018			2017
	Average	Interest		Average	Interest
(In thousands)	Balance	Income	Yield	Balance	Income	Yield
Loans, net of unearned income
Originated loans	$7,993,431	$94,622	4.80%	$7,016,714	$70,730	4.09%
ANCI loans	196,017	2,546	5.27	217,957	3,139	5.84
ACI Loans	254,503	5,623	8.96	316,502	6,941	8.89
Total loans	$8,443,951	$102,791	4.94%	$7,551,173	$80,810	4.34%

The yield on our ACI portfolio fluctuates due to the volume and timing of cash flows received or expected to be received. The yield on our ACI portfolio for the three months ended March 31, 2018 was 8.96% compared to 8.89% for the three months ended March 31, 2017. During the three months ended March 31, 2018, interest income on the ACI portfolio included $0.4 million in recovery income, compared to $0.6 million in the three months ended March 31, 2017. These amounts were realized on certain individual loans that were settled before expected, or where we received amounts above our estimates. Excluding these amounts, the yield on our ACI loans would have been 8.27% for the three months ended March 31, 2018 compared to 8.11% for the three months ended March 31, 2017. Our total loan yield, excluding these amounts, would have been 4.92% and 4.31% for the three months ended March 31, 2018 and 2017, respectively.

Our interest expense for the three months ended March 31, 2018 and 2017 was $22.0 million and $14.9 million, respectively, an increase of $7.1 million. This increase is primarily related to the impact of higher market rates on our interest bearing demand accounts and time deposits. Our cost of interest bearing deposits increased to 0.98% for the three months ended March 31, 2018 compared to 0.63% for the three months ended March 31, 2017.  Our cost of borrowings for the three months ended March 31, 2018 and 2017 was 4.88% and 4.35%, respectively, and is primarily related to an increase in LIBOR rates from the prior period.

The following table presents, on a tax equivalent basis, for the three months ended March 31, 2018 and 2017, our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis, except for ACI loans, which is a monthly average.

Table 7 – Average Balances, Net Interest Income and Interest Yields/Rates

	Three Months Ended March 31,
	2018			2017
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)
Originated and ANCI loans	$8,189,448	$97,168	4.81%	$7,234,671	$73,869	4.14%
ACI portfolio	254,503	5,623	8.96	316,502	6,941	8.89
Total loans	8,443,951	102,791	4.94	7,551,173	80,810	4.34
Investment securities
Taxable	827,227	5,118	2.51	722,465	4,301	2.41
Tax-exempt (2)	406,999	4,134	4.12	402,709	5,252	5.29
Total investment securities	1,234,226	9,252	3.04	1,125,174	9,553	3.44
Federal funds sold and short-term investments	515,017	1,529	1.20	264,355	425	0.65
Other investments	48,986	389	3.22	48,047	669	5.65
Total interest-earning assets	10,242,180	113,961	4.51	8,988,749	91,457	4.13
Noninterest-earning assets:
Cash and due from banks	92,878			53,450
Premises and equipment	62,973			66,298
Accrued interest and other assets	613,341			644,354
Allowance for credit losses	(89,097)			(82,258)
Total assets	$10,922,275			$9,670,593

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$4,795,114	$9,025	0.76%	$4,455,742	$5,531	0.50%
Savings deposits	179,662	114	0.26	182,247	112	0.25
Time deposits	1,909,019	7,491	1.59	1,529,422	4,122	1.09
Total interest-bearing deposits	6,883,795	16,630	0.98	6,167,411	9,765	0.63
Other borrowings	309,323	2,956	3.88	340,470	2,802	3.34
Subordinated debentures	135,233	2,396	7.19	134,506	2,294	6.92
Total interest-bearing liabilities	7,328,351	21,982	1.22	6,642,387	14,861	0.91
Noninterest-bearing liabilities:
Demand deposits	2,128,595			1,857,657
Accrued interest and other liabilities	122,884			79,644
Total liabilities	9,579,830			8,579,688
Shareholders' equity	1,342,445			1,090,905
Total liabilities and shareholders' equity	$10,922,275			$9,670,593
Net interest income/net interest spread		91,979	3.29%		76,596	3.22%
Net yield on earning assets/net interest margin			3.64%			3.46%
Taxable equivalent adjustment:
Investment securities		(868)			(1,838)
Net interest income		$91,111			$74,758

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2)	Interest income and yields are presented on a taxable equivalent basis using a tax rate of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively.

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

The provision for credit losses totaled $4.4 million and for the three months ended March 31, 2018, compared to $5.8 million for the three months ended March 31, 2017. The following is a summary of our provision for credit losses for the periods indicated presented by originated, ANCI and ACI portfolios:

Table 8 – Provision for Credit Losses

	Three Months Ended March 31,
(In thousands)	2018	2017
Originated Loans
Commercial and industrial	$5,472	$5,204
Commercial real estate	(192)	325
Consumer	(816)	451
Small business	574	206
Total originated loans	5,038	6,186
ANCI Loans
Commercial and industrial	(137)	30
Commercial real estate	(146)	(2)
Consumer	(22)	76
Small business	(108)	(166)
Total ANCI	(413)	(62)
ACI Loans
Commercial and industrial	(5)	(137)
Commercial real estate	(175)	115
Consumer	(65)	(316)
Small business	—	—
Total ACI	(245)	(338)
Total Loans
Commercial and industrial	5,330	5,097
Commercial real estate	(513)	438
Consumer	(903)	211
Small business	466	40
Total provision for credit losses	$4,380	$5,786

Our originated loan portfolio is categorized into specific risk segments that are subject to estimated loss rates according to their respective segment and risk rating. The primary driver of the originated ACL is the underlying credit quality of the loans, which have seen credit risk migration trends as the portfolio has become more seasoned. We recognized $4.4 million and $5.8 million in provision during the three months ended March 31, 2018 and 2017, respectively, which included $5.0 million and $6.2 million provision related to the originated portfolio. The provision for the three months ended March 31, 2018 was primarily related to loan growth in the C&I portfolio.  The decrease in originated loan provision for the three months ended March 31, 2018 is primarily attributable to improved credit quality in the energy portfolio and to a lesser extent, consumer and commercial real estate.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of income generated from the services we provide our customers.

Noninterest income totaled $25.0 million for the three months ended March 31, 2018, compared to $24.1 million for the three months ended March 31, 2018 and 2017. The 6.3% increase in our service fees and revenue is primarily attributable to investment advisory revenue, credit-related fees and other service fee revenue.

The following table compares noninterest income for the three months ended March 31, 2018 and 2017:

Table 9 – Noninterest Income

	Three Months Ended March 31,
(In thousands)	2018	2017	% Change
Investment advisory revenue	$5,299	$4,916	7.8%
Trust services revenue	5,015	5,231	(4.1)
Service charges on deposit accounts	3,960	3,815	3.8
Credit-related fees	3,577	2,747	30.2
Insurance revenue	2,259	2,130	6.1
Bankcard fees	1,884	1,812	4.0
Mortgage banking revenue	577	866	(33.4)
Other service fees earned	1,333	972	37.1
Total service fees and revenue	23,904	22,489	6.3
Securities gains, net	12	81	(85.2)
Other	1,067	1,535	(30.5)
Total other noninterest income	1,079	1,616	(33.2)
Total noninterest income	$24,983	$24,105	3.6%

Investment Advisory Revenue. Our investment advisory revenue is comprised largely of investment management and financial planning revenues generated through our subsidiary Linscomb & Williams, Inc. (“L&W”). The 7.8% increase in investment advisory revenue for the three months ended March 31, 2018 to $5.3 million was mostly due to growth in assets under management due to both new customer origination and market improvements.

Trust Services Revenue. We earn fees from our customers for trust services. For the three months ended March 31, 2018 and 2017, trust fees totaled $5.0 million and $5.2 million, respectively, a decrease of $0.2 million, or 4.1%. The decrease was primarily due to $0.2 million of receivable charge-offs that is not expected to recur.

Service Charges on Deposit Accounts. We earn fees from our customers for deposit-related services. For the three months ended March 31, 2018 and 2017, service charges and fees totaled $4.0 million and $3.8 million, which is an increase of 3.8%.  The increase was largely due to an increase in account analysis fees.

Credit-Related Fees. Our credit-related fees include fees related to credit advisory services, unfunded commitment fees and letter of credit fees. For the three months ended March 31, 2018 and 2017, credit-related fees increased 30.2% to $3.6 million primarily as a result of an increase in unfunded commitment, capital market and letter of credit fees.

Insurance Revenue. Our insurance revenue is comprised of insurance commissions generated through our wholly-owned subsidiary, Cadence Insurance. Our insurance revenue was $2.3 million for the three months ended March 31, 2018 compared to $2.1 million for the same period in 2017.  The increase of $0.1 million is the result of increased contingent commissions from insurance carriers and commercial premiums.

Bankcard Fees. Our bankcard fees are comprised of automated teller machine (“ATM”) network fees and debit card revenue. Our bankcard fees were $1.9 million and $1.8 million for the three months ended March 31, 2018 and 2017, respectively.  The increase of 4.0% was primarily due to increased volume and customer expansion.

Mortgage Banking Revenue. Our mortgage banking revenue is comprised of mortgage loan sales and servicing income. The decreases of $0.3 million, or 33.4%, for the three months ended March 31, 2018, respectively, were mostly due to lower gains related to decreased volumes.

   Other Service Fees. Our other service fees include retail services fees. For the three months ended March 31, 2018 and 2017, other service fees totaled $1.3 million and $1.0 million, respectively. The increase was largely due to an increase in sweep account income.

Other Income. The decrease in other income for the three months ended March 31, 2018 compared to 2017 is primarily related to a decline in the estimated fair value of a net profits interest in oil and gas reserves due to lower forecasted production, partially offset by an increase in the fair value of equity investments in certain limited partnership investments.

Noninterest Expenses

The following table compares noninterest expense for the three months ended March 31, 2018 and 2017:

Table 10 – Noninterest Expense

	Three Months Ended March 31,
(In thousands)	2018	2017	% Change
Salaries and employee benefits	$37,353	$34,267	9.0%
Premises and equipment	7,591	6,693	13.4
Intangible asset amortization	792	1,241	(36.2)
Net cost of operation of other real estate owned	(52)	296	(117.6)
Data processing expense	2,365	1,696	39.4
Consulting and professional fees	2,934	1,139	157.6
Loan related expenses	255	280	(8.9)
FDIC Insurance	955	1,493	(36.0)
Communications	704	655	7.5
Advertising and public relations	341	345	(1.2)
Legal expenses	2,627	471	457.7
Other	6,074	5,745	5.7
Total Noninterest Expense	$61,939	$54,321	14.0%

Noninterest expense was $61.9 million and $54.3 million for the three months ended March 31, 2018 and 2017, respectively. The increase of $7.6 million, or 14.0%, for the three months ended March 31, 2018, compared to the same period in 2017 was driven by increases in salaries and benefits, premises and equipment, data processing, consulting and professional fees and legal fees.

Salaries and Employee Benefits. Salaries and employee benefit costs are the largest component of noninterest expense and include employee payroll expense, incentive compensation, health insurance, benefit plans and payroll taxes. Salaries and employee benefits increased $3.1 million, or 9.0%, for the three months ended March 31, 2018 compared to 2017, driven by business growth and related incentives. The following table provides additional detail of our salaries and employee benefits expense for the periods presented:

	Three Months Ended March 31,
(In thousands)	2018	2017
Salaries and employee benefits
Regular compensation	$21,498	$20,084
Incentive compensation	9,657	8,469
Taxes and employee benefits	6,198	5,714
Total salaries and employee benefits	$37,353	$34,267

Premises and Equipment. Rent, depreciation and maintenance costs comprise the majority of premises and equipment expenses, which increased $898 thousand, or 13.4%, for the three months ended March 31, 2018 compared to the same period in 2017. This increase includes the increase in certain maintenance costs and new equipment.

Intangible Asset Amortization. In conjunction with our previous acquisitions, we recorded core deposit and other customer intangible assets of approximately $66.0 million, which are being amortized on an accelerated basis over a seven- to ten-year period.

Net Cost of Operation of Other Real Estate Owned. Net cost of operation of other real estate owned primarily represents our gains (losses) on other real estate owned resulting from the sale or write-down of foreclosed property. During the three months ended March 31, 2018, we had net gains from the sale/write-down of foreclosed properties totaling $112 thousand compared to net losses of $116 thousand for the same period in 2017. Our other costs of operations continue to decline as the volume and complexity of these properties diminishes. See “—Nonperforming Assets” for detail of foreclosed properties as of March 31, 2018.

Data Processing. Data processing expense for our operating systems totaled $2.4 million for the three months ended March 31, 2018 compared to $1.7 million for the same period in 2017.  The increase of 39.4% reflects growth in our business as well as related to a trust system upgrade and conversion.

Consulting and Professional Services. Consulting and professional services expenses include consulting, audit and professional fees paid to external parties. For the three months ended March 31, 2018, our consulting and professional services increased $1.8 million, or 157.6%, compared to the same period in 2017 as a result of $0.9 million expense related to the February secondary offering and additional costs of being a public company.

Loan-Related Expenses. Loan-related expenses include costs related to maintaining our various loan portfolios. For the three months ended March 31, 2018, our loan-related expenses totaled $255 thousand compared to $280 thousand for the same period in 2017. The decrease is related to insurance costs on serviced loans and may fluctuate between periods.

FDIC Insurance. We are subject to risk-based assessment fees by the FDIC for deposit insurance. For the three months ended March 31, 2018, FDIC insurance expense totaled $1.0 million, a decrease of $0.5 million from the three months ended March 31, 2017. The decrease was due to the increase in our levels of capital, and the reduction in our nonperforming loans and brokered deposits.

Communications. Communications expenses include expenses related to both voice and data communications. During the three months ended March 31, 2018, our communications expenses increased slightly to $0.7 million.

Advertising and Public Relations. Advertising and public relations expenses for the three months ended March 31, 2018 decreased 1.2% from the same period in 2017. Our advertising and public relations expenses are seasonal and can fluctuate between quarters.

Legal Expenses. Our legal expenses include fees paid to outside counsel related to general legal matters as well as loan resolutions. For the three months ended March 31, 2018, our legal fees increased $2.2 million compared to the same period in the prior year.  Legal fees for the first quarter of 2018 included $2.2 million in legal costs associated with litigation related to a pre-acquisition matter of a legacy acquired bank.  This matter was resolved in the first quarter of 2018 and is not expected to result in any future expense.

Other. These expenses include costs for insurance, supplies, education and training, and other operational expenses. For the three months ended March 31, 2018, other noninterest expenses increased 5.7% compared to the same period in 2017.

Income Tax Expense

Income tax expense for the three months ended March 31, 2018 was $11.0 million compared to $12.6 million for the three months ended March 31, 2017. The effective tax rate was 22.0% for the three months ended March 31, 2018 compared to 32.6% for the three months ended March 31, 2017. The decrease in the effective tax rate for the three months ended March 31, 2018 compared to the same period in 2017 was primarily driven by the decrease in the statutory Federal tax rate established by
Tax Reform enacted in December 2017.

Our effective tax rate is impacted by pre-tax income, tax-exempt income, and the increase in the cash surrender value of bank-owned life insurance. The effective tax rate is also affected by discrete items that may occur in any given period, but are not consistent from period-to-period, which may impact the comparability of the effective tax rate between periods.

As a result of Tax Reform enacted on December 22, 2017, deferred taxes are based on the newly enacted U.S. federal statutory income tax rate of 21%.  Deferred taxes as of March 31, 2017 are based on the previously enacted U.S. statutory federal income tax rate of 35%.  The provisional amount recorded related to the remeasurement of the Company’s deferred tax asset was $19.0 million, which was recorded in the fourth quarter of 2017 as income tax expense. Based on the information available and our current interpretation of Tax Reform, the Company has made reasonable estimates of the impact from the reduction in the U.S. federal statutory rate on the remeasurement of the deferred tax asset.  However, the Company’s deferred tax asset will continue to be evaluated in the context of Tax Reform, and may change as a result of evolving management interpretations, elections, and assumptions, as well as new guidance that may be issued by the Internal Revenue Service. Management expects to complete its analysis within the measurement period in accordance with SAB 118.  Nonetheless, there has been no change to the provisional net tax benefit we recorded in the fourth quarter of 2017.

Financial Condition

The following table summarizes selected components of our balance sheet as of the periods indicated.

Table 11 – Selected Balance Sheet Data

	As of		Average Balance
(In thousands)	March 31, 2018	December 31, 2017	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Total assets	$10,999,382	$10,948,926	$10,922,275	$10,020,036
Total interest-earning assets	10,272,921	10,120,137	10,242,180	9,345,046
Total interest-bearing liabilities	7,479,329	7,239,564	7,328,351	6,714,907
Short-term and other investments	336,654	542,113	564,003	363,464
Securities available for sale	1,246,005	1,257,063	1,234,226	1,155,819
Loans, net of unearned income	8,646,987	8,253,427	8,443,951	7,825,763
Goodwill	317,817	317,817	317,817	317,817
Noninterest bearing deposits	2,040,977	2,242,765	2,128,595	1,965,070
Interest bearing deposits	7,007,994	6,768,750	6,883,795	6,221,711
Borrowings and subordinated debentures	471,335	470,814	444,556	493,196
Shareholders' equity	1,357,103	1,359,056	1,342,445	1,253,861

Investment Portfolio

Our available-for-sale securities portfolio decreased $11.1 million, or 0.9%, to $1.25 billion at March 31, 2018, from $1.26 billion at December 31, 2017. At March 31, 2018, our investment security portfolio was 12.1% of our total interest-earning assets and produced an average taxable equivalent yield of 3.04% for the three months ended March 31, 2018.

The following table sets forth the fair value of the available-for-sale securities at the dates indicated:

Table 12 –Investment Portfolio

	As of
(In thousands)	March 31, 2018	December 31, 2017	Percent Change 2018 vs 2017
Investment securities available for sale:
U.S. Treasury securities	$95,930	$96,844	(0.9)%
U.S. Agency securities	99,835	81,224	22.9
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS):
Residential pass-through:
Guaranteed by GNMA	97,542	106,027	(8.0)
Issued by FNMA and FHLMC	433,085	430,422	0.6
Other residential mortgage-backed securities	42,821	46,392	(7.7)
Commercial mortgage-backed securities	70,736	72,195	(2.0)
Total MBS	644,184	655,036	(1.7)
State, county and municipal securities	406,057	423,959	(4.2)
Total investment securities available for sale	$1,246,006	$1,257,063	(0.9)%

The following table summarizes the investment securities with unrealized losses at March 31, 2018 by aggregated major security type and length of time in a continuous unrealized loss position:

Table 13 –Unrealized Losses in the Investment Portfolio

	March 31, 2018
	Less than 12 Months		More than 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily Impaired
U.S. Treasury securities	$—	$—	$95,930	$4,605	$95,930	$4,605
U.S. Agency securities	58,217	245	11,531	94	69,748	339
Mortgage-backed securities:
Residential pass-through	366,552	8,343	101,393	4,418	467,945	12,761
Other residential mortgage-backed securities	25,626	423	13,778	1,045	39,404	1,468
Commercial mortgage-backed securities	11,525	256	59,210	4,674	70,735	4,930
Total MBS	403,703	9,022	174,381	10,137	578,084	19,159
State, county and municipal securities	171,740	3,892	127,466	11,317	299,206	15,209
Total temporarily impaired securities	$633,660	$13,159	$409,308	$26,153	$1,042,968	$39,312

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

Loan Portfolio

We originate commercial and industrial loans, commercial real estate loans (including construction loans), residential mortgages and other consumer loans. A strong emphasis is placed on the commercial portfolio, consisting of commercial and industrial and commercial real estate loan types, with over 76% of the portfolio residing in these loan types as of March 31, 2018. Our commercial portfolio is further diversified by industry concentration and includes loans to clients in specialized industries, including restaurant, healthcare and technology. Additional commercial lending activities include energy, construction, general corporate loans, business banking and community banking loans. Mortgage, wealth management and retail make up the majority of the consumer portfolio.

The following tables present total loans outstanding by portfolio component and class of financing receivable as of March 31, 2018 and December 31, 2017. The tables below are presented using a risk-based perspective of the loan portfolio. Total loan balances include ANCI loans, originated loans and ACI loans combined. Subsequent tables present the ANCI, ACI and originated loans separately.

Table 14 –Loan Portfolio

	Total Loans		Change
(In thousands)	March 31, 2018	December 31, 2017	2018 vs 2017	Percent
Commercial and Industrial
General C&I	$3,005,397	$2,746,454	$258,943	9.43%
Restaurant industry	1,078,904	1,035,538	43,366	4.19
Energy sector	984,200	935,371	48,829	5.22
Healthcare	432,274	416,423	15,851	3.81
Total commercial and industrial	5,500,775	5,133,786	366,989	7.15
Commercial Real Estate
Income producing	1,076,067	1,082,929	(6,862)	(0.63)
Land and development	80,343	75,472	4,871	6.45
Total commercial real estate	1,156,410	1,158,401	(1,991)	(0.17)
Consumer
Residential real estate	1,721,819	1,690,814	31,005	1.83
Other	63,059	74,922	(11,863)	(15.83)
Total consumer	1,784,878	1,765,736	19,142	1.08
Small Business Lending	235,337	221,855	13,482	6.08
Total (Gross of Unearned Discount and Fees)	8,677,400	8,279,778	397,622	4.80
Unearned Discount and Fees	(30,413)	(26,351)	(4,062)	15.41
Total (Net of Unearned Discount and Fees)	$8,646,987	$8,253,427	$393,560	4.77%

Commercial and Industrial. Commercial and Industrial (“C&I”) loans increased by $367.0 million, or 7.2%, since December 31, 2017 and represented 63.4% of our total loan portfolio at March 31, 2018, compared to 62.0% of total loans at December 31, 2017. Approximately 38% of the originated commercial loan portfolio (combining C&I and CRE) consists of shared national credits, which vary by industry and geography. These transactions are generally relationship-based and have the potential for ancillary business. As of March 31, 2018, 88% of the shared national credit portfolio, or $2.1 billion, resides in the commercial and industrial segment of the loan portfolio, on a loan balance basis. As of March 31, 2018, the largest category of shared national credits is the Energy sector, representing 28% of the shared national credits portfolio, or $682.6 million as of March 31, 2018 compared to 24% of the shared national credits portfolio, or $716 million as of December 31, 2017.  The next largest category of shared national credits is the Restaurant industry at 25% of all shared national credits, or $599.1 million, compared to 24% and $731 million as of December 31, 2017. The remaining amount of the shared national credit portfolio can be found in the services, healthcare and other categories and, to a lesser amount, the CRE segment of the loan portfolio. Additionally, all shared national credits are part of the originated loan portfolio. In the first quarter of 2018, the OCC’s definition of a SNC increased the threshold from $20 million to extensions aggregating more than $100 million, reducing our outstanding SNC balances.

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

General C&I. As of March 31, 2018 our general C&I category included the following types of loans: finance and insurance, professional services, commodities excluding energy, manufacturing, real estate activities, transportation, media and telecom and other. Generally C&I loans typically provide working capital, equipment financing and financing for expansion and are generally secured by assignments of corporate assets including accounts receivable, inventory and/or equipment.

Energy. Energy lending is an important part of our business and our energy team is comprised of experienced lenders with significant product expertise and long-standing relationships. Additionally, energy production and energy related industries are substantial contributors to the economies in the Houston metropolitan area and the state of Texas. As of March 31, 2018, energy loans outstanding totaled $984.2 million, or 11.3% of total loans compared to $935.4 million, or 11.3% as of December 31, 2017. We strive for a rigorous and thorough approach to energy underwriting and credit monitoring. As of March 31, 2018 we had an allowance for credit losses of $14.9 million for our energy loans, or 1.52% of the energy portfolio compared to $17.0 million, or 1.82% as of December 31, 2017. (See “—Provision for Credit Losses” and “—Allowance for Credit Losses”). As of March 31, 2018, we had $37.3 million of nonperforming energy credits, of which approximately 85% were current with their contractual terms compared to $42.8 million of nonperforming energy credits as of December 31, 2017.  In addition, 8.2% of the energy portfolio was criticized or classified as of March 31, 2018 compared to 11.5% at December 31, 2017. We recorded no recoveries or charge offs on our energy portfolio during the three months ended March 31, 2018. As presented in the following table our energy lending business is comprised of three areas: Exploration and Production (“E&P”), Midstream and Energy Services:

Table 15 –Energy Loan Portfolio

	Energy Sector		As of March 31, 2018
(In thousands)	March 31, 2018	December 31, 2017	Unfunded Commitments	Criticized/ Classified
Outstanding Balance
E&P	$290,516	$278,171	$138,983	$62,992
Midstream	558,745	557,800	510,001	6,508
Energy Services	134,939	99,400	101,433	11,465
Total energy sector	$984,200	$935,371	$750,417	$80,965
Percent to total loans	11.3%	11.3%
Allocated ACL
E&P	$11,615	$12,892
Midstream	1,707	1,582
Energy Services	1,597	2,509
Total allocated ACL	$14,919	$16,983
ACL as a Percentage of Outstanding Balances
E&P	4.00%	4.63%
Midstream	0.31	0.28
Energy Services	1.18	2.52
Total percentage	1.52%	1.82%

E&P loans outstanding totaled $290.5 million and comprised approximately 29.5% of outstanding energy loans as of March 31, 2018 compared to $278.2 million, or 29.7%, of outstanding energy loans as of December 31, 2017. E&P customers are primarily businesses that derive a majority of their revenues from the sale of oil and gas and whose credit needs require technical evaluation of oil and gas reserves. Emphasis for E&P is on high quality, independent producers with proven track records. Our E&P credit underwriting includes a combination of well-by-well analyses, frequent updates to our pricing decks and engaging energy engineers to actively monitor the portfolio and provide credit redeterminations, at a minimum, every six months. At least quarterly, and more frequently during periods of higher commodity price volatility, we adjust the base and sensitivity price decks on which we value our clients’ oil and gas reserves. Generally, we seek to follow the shape of the NYMEX strips for oil and natural gas, but at a discount to the strip. In periods of higher commodity prices, our discount from the strip is higher whereas in lower price periods our discount is lower. The price decks utilized in our engineering analysis are approved by our senior credit risk management committee. Borrowing base redeterminations occur every spring and fall, with the spring redeterminations completed prior to the end of the second quarter and fall determinations completed prior to the end of the fourth quarter.

Midstream loans outstanding totaled $558.7 million and comprised approximately 56.8% of outstanding energy loans as of March 31, 2018 compared to $557.8 million, or approximately 59.6% of outstanding energy loans as of December 31, 2017. Midstream lending is generally to customers who handle the gathering, treating and processing, storage or transportation of oil and gas. These customers’ businesses are generally less price sensitive than other energy segments given the nature of their fee-based revenue streams. Underwriting guidelines for the Midstream portfolio generally require a first lien on all assets as collateral.

Energy Services loans outstanding totaled $134.9 million and comprised approximately 13.7% of outstanding energy as of March 31, 2018 compared to $99.4 million, or approximately 10.6% of outstanding energy loans, as of December 31, 2017. Energy Services lending targets oilfield service companies that provide equipment and services used in the exploration for and extraction of oil and natural gas. Customers consist of a wide variety of businesses, including production equipment manufacturers, chemical sales, water transfer, rig equipment and other early and late stage services companies.

Specialized lending. The following table includes our specialized lending portfolio as of the dates presented:

Table 16 –Specialized Lending Portfolio

	Originated C&I Loans - Specialized Lending
	As of
(In thousands)	March 31, 2018	December 31, 2017	Unfunded Commitments as of March 31, 2018
Specialized Industries
Restaurant industry	$1,078,904	$1,035,538	$316,134
Healthcare	424,715	408,665	248,464
Technology	469,356	411,050	121,589
Total specialized industries	$1,972,975	$1,855,253	$686,187

Restaurant industry, technology and healthcare are the components of our specialized industries. For these industries we focus on larger corporate clients, who are typically well-known within the industry. The client coverage for both of these components is national in scope, given the size and capital needs of the majority of the clients. Additionally, in the restaurant sector we focus on major franchisees and the operating companies of “branded” restaurant concepts. Our healthcare portfolio focuses on middle market healthcare providers with diversified payer mix, while our technology portfolio focuses on the technology sub-segments of software and services, network and communications infrastructure, and internet and mobility applications. Given these customer profiles, we frequently participate in such credits with two or more banks through syndication.

Commercial Real Estate. Commercial real estate (“CRE”) loans decreased by $2.0 million, or 0.2%, since December 31, 2017. CRE loans represented 13.3% of our total loan portfolio as of March 31, 2018, compared to 14.0% of total loans as of December 31, 2017. Income Producing CRE includes non-owner occupied loans secured by commercial real estate, regardless of the phase of the loan (construction versus completed). Commercial construction loans are primarily included in Income Producing CRE. Additionally, all real estate investment trust and income producing loans are included in the Income Producing CRE segment. Land, lots and homebuilder loans are included in the land and development segment. All owner occupied CRE loans reside in the various C&I segments in which the underlying risk exists.  Our CRE lending team is a group of experienced relationship managers focusing on construction and income producing property lending which generally have property or sponsors located in our geographic footprint. CRE loans are secured by a variety of property types, including multi-family dwellings, office buildings, industrial properties and retail facilities.

Consumer. Consumer loans increased by $19.1 million, or 1.1%, from December 31, 2017 to March 31, 2018. Consumer loans represented 20.6% of total loans at March 31, 2018, compared to 21.4% of total loans at December 31, 2017. We originate residential real estate mortgages that are held for investment as well as held for sale in the secondary market. Approximately 14.0% of the consumer portfolio relates to acquired portfolios compared to 15.1% as of December 31, 2017. Our originated consumer loan portfolio totaled $1.53 billion as of March 31, 2018, an increase of $34.7 million, or 2.3% from December 31, 2017.

Small Business. Small Business loans increased by $13.5 million, or 6.1% from December 31, 2017 to March 31, 2018. Small business loans represented 2.7% of the total loan portfolio at March 31, 2018 and December 31, 2017. The small business category is defined as all commercial loans with a transactional exposure of $1.5 million or less and relationship exposure of $2.0 million or less.

Concentrations of Credit. Our concentrations of credit are closely and consistently monitored by the Company. Individual concentration limits are assessed and established, as needed, on a quarterly basis and measured as a percentage of risk-based capital. All concentrations greater than 25% of risk-based capital require a concentration limit, which is monitored and reported to the board of directors on at least a quarterly basis. In addition to the loans categorized in the loan portfolio section, we manage concentration limits for construction, multifamily, office building, leveraged loans, technology loans, specialty chemical, and non-specialized enterprise value loans.
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

Each loan’s creditworthiness is assessed and assigned a risk rating, based on both the borrower strength (probability of default) as well as the collateral protection (loss given default) of the loan. Risk rating accuracy and reporting are critical tools for monitoring the portfolio as well as determining the allowance for credit losses. Assigned risk ratings are periodically reviewed for accuracy and adjusted as appropriate for all relationships greater than $2.5 million.

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

Nonperforming Assets. Nonperforming assets (“NPAs”) primarily consist of nonperforming loans and property acquired through foreclosures or repossession (which we refer to as other real estate owned or “OREO”). The following tables present nonperforming assets and additional asset quality data for the dates indicated:

Table 17 –Nonperforming Assets

	As of March 31, 2018
(Recorded Investment in thousands)	Originated	ANCI	ACI	Total
Nonperforming loans ("NPLs"):
Commercial and industrial	$48,495	$—	$—	$48,495
Commercial real estate	—	—	—	—
Consumer	1,202	1,949	—	3,151
Small business	173	397	—	570
Total NPLs	49,870	2,346	—	52,216
Foreclosed OREO and other NPAs	14,624	164	5,677	20,465
Total nonperforming assets ("NPAs")	$64,494	$2,510	$5,677	$72,681
NPLs as a percentage of total loans	0.58%	0.03%	0.00%	0.60%
NPLs as a percentage of portfolio	0.61%	1.27%	0.00%
NPAs as a percentage of loans plus OREO/other NPAs	0.74%	0.03%	0.07%	0.84%
NPAs as a percentage of portfolio plus OREO/other NPAs	0.78%	1.35%	2.22%
NPAs as a percentage of total assets	0.59%	0.02%	0.05%	0.66%
Accruing 90 days or more past due	$333	$-	$14,165	$14,498

	As of December 31, 2017
(Recorded Investment in thousands)	Originated	ANCI	ACI	Total
Nonperforming loans ("NPLs"):
Commercial and industrial	$43,085	$—	$—	$43,085
Commercial real estate	—	—	225	225
Consumer	1,519	2,222	—	3,741
Small business	199	443	—	642
Total NPLs	44,803	2,665	225	47,693
Foreclosed OREO and other NPAs	15,973	187	6,805	22,965
Total nonperforming assets ("NPAs")	$60,776	$2,852	$7,030	$70,658
NPLs as a percentage of total loans	0.54%	0.03%	0.00%	0.58%
NPLs as a percentage of portfolio	0.57%	1.35%	0.09%
NPAs as a percentage of loans plus OREO/other NPAs	0.73%	0.03%	0.08%	0.85%
NPAs as a percentage of portfolio plus OREO/other NPAs	0.78%	1.44%	2.63%
NPAs as a percentage of total assets	0.56%	0.03%	0.06%	0.65%
Accruing 90 days or more past due	$773	$54	$16,988	$17,815

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

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, under the terms of the restructured loan. For the three months ended March 31, 2018, approximately $0.6 million and $2.8 million, respectively, of contractual interest accrued on nonperforming loans was not recognized in earnings; however, approximately $0.3 million and $0.2 million, respectively, of contractual interest paid was recognized on the cash basis.

Our nonperforming loans were 0.60% of our loan portfolio as of March 31, 2018 compared to 0.58% of our loan portfolio as of December 31, 2017, with the increase primarily due to one restaurant industry credit within our originated portfolio. As of March 31, 2018, we had $37.3 million in energy credits considered nonperforming, of which 85% were current under their contractual terms.

The following table includes our originated nonperforming loans and assets for the periods presented.

Table 18 – Originated Nonperforming Assets

	As of
(Recorded Investment in thousands)	March 31, 2018	December 31, 2017
Nonperforming loans ("NPLs"):
Commercial and industrial
Energy- E&P	$31,433	$36,896
- Midstream	—	—
- Energy Services	5,836	5,926
Restaurant industry	10,969	—
Other commercial	257	263
Consumer	1,202	1,519
Small business	173	199
Total NPLs - originated portfolio	49,870	44,803
E&P - net profits interests	14,295	15,833
Foreclosed OREO	329	140
Total net profits interest and other nonperforming assets ("NPAs") - originated portfolio	14,624	15,973
Total nonperforming assets ("NPAs") - originated portfolio	$64,494	$60,776
NPLs as a percentage of total loans	0.58%	0.54%

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

The balance of foreclosed OREO was $6.6 million as of March 31, 2018 compared to $7.1 million as of December 31, 2017, with 85.5% related to foreclosures resulting from our ACI loan portfolio. Approximately 29.0% of our foreclosed OREO, or $1.8 million, is comprised of single-family residential properties located in Alabama and Florida. As of March 31, 2018 and December 31, 2017, there had been no additions to OREO resulting from foreclosure or repossession from a shared national credit. However, we did receive during the second and fourth quarters of 2016, net profits interests (“NPIs”) in certain oil and gas reserves related to energy credit bankruptcies related to two energy portfolio shared national credits that were charged-off in 2016. These NPIs are considered financial instruments and recorded at fair value and are subject to the volatility of oil and gas prices and other operational factors outside of our control.  The balance of the NPIs was $14.3 million as of March 31, 2018 compared to $15.8 million as of December 31, 2017.  The decrease was primarily attributable to a decline in the estimated fair value due to lower production forecasts for one of the NPIs. The following tables present the balances of our OREO and NPIs as of the dates indicated:

Table 19 – OREO and Other Assets

	As of March 31, 2018
(In thousands)	Originated	ANCI	ACI	Other	Total
Acquired through foreclosure
Land	$—	$—	$569	$—	$569
Residential property	329	164	2,282	—	2,775
Commercial property	—	—	2,826	—	2,826
Total foreclosed OREO	329	164	5,677	—	6,170
Unutilized bank-owned properties
Land	—	—	—	473	473
Total unutilized bank owned property	—	—	—	473	473
Total OREO	329	164	5,677	473	6,643
Other assets - net profits interests	14,295	—	—	—	14,295
Total OREO and other assets	$14,624	$164	$5,677	$473	$20,938

	As of December 31, 2017
(In thousands)	Originated	ANCI	ACI	Other	Total
Acquired through foreclosure
Land	$—	$—	$1,393	$—	$1,393
Residential property	140	164	2,392	—	2,696
Commercial property	—	23	3,020	—	3,043
Total foreclosed OREO	140	187	6,805	—	7,132
Unutilized bank-owned properties
Land	—	—	—	473	473
Total unutilized bank owned property	—	—	—	473	473
Total OREO	140	187	6,805	473	7,605
Other assets - net profits interests	15,833	—	—	—	15,833
Total OREO and other assets	$15,973	$187	$6,805	$473	$23,438

Past Due 90 Days and Accruing. We classify certain loans with principal or interest past due 90 days or more as accruing loans if those loans are well secured and in the process of collection, or are specifically determined to be impaired as accruing loans. The bulk of the accruing 90 days or more past due loans reside in the ACI portfolio, of which approximately half consists of single family residential loans, the bulk of which are located in Florida and Alabama, with the remainder consisting of a healthcare loan and commercial real estate loans. These loans are monitored on a bi-weekly basis by both the lines of business and credit administration. As of March 31, 2018, there were no shared national credits that were 90 days or more past due and accruing.

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

A modification is classified as a troubled debt restructuring (a “TDR”) if the borrower is experiencing financial difficulty and it is determined that we have granted a concession to the borrower. We may determine that a borrower is experiencing financial difficulty if the borrower is currently in default on any of its debt, or if it is probable that a borrower may default in the foreseeable future without the modification. Concessions could include reductions of interest rates at a rate lower than the current market rate for a new loan with similar risk, extension of the maturity date at a rate lower than current market rate for a new loan with similar risk, reduction of accrued interest, principal forgiveness, forbearance, or other concessions. The assessments of whether a borrower is experiencing or will likely experience financial difficulty and whether a concession has been granted is highly subjective in nature, and management’s judgment is required when determining whether a modification is classified as a TDR.

All TDRs are reported as impaired. An impaired classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. Nonperforming loans and impaired loans have unique definitions. Some loans may be included in both categories, whereas other loans may only be included in one category. As of March 31, 2018, there were no shared national credit borrowers that were considered TDRs.

There were no originated or ANCI loans modified into a TDR for the three months ended March 31, 2018.  There was one commercial and industrial loan with a recorded investment of $196 thousand modified into a TDR by a rate concession for the three months ended March 31, 2017.  There were no TDRs experiencing payment default during the three months ended March 31, 2018 and 2017.

ACI Loans that were modified into TDRs. There were no ACI loans modified in a TDR for the three months ended March 31, 2018 or 2017.  There were no ACI TDRs experiencing payment default during the three months ended March 31, 2018 and 2017.

Potential Problem Loans. Potential problem loans represent loans that are currently performing, but for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. These loans are not included in the amounts of nonaccrual or restructured loans presented above. We cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, become restructured, or require increased allowance coverage and provision for credit losses. We have not identified any credit as a potential problem loan at March 31, 2018. Any potential problem loans are assessed for loss exposure consistent with the methods described in Notes 1 and 3 to our Consolidated Financial Statements.

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

Total ACL for the period ending March 31, 2018 was $91.5 million, or 1.06% of total loans (net of unearned discounts and fees) of $8.6 billion. This compares with $87.6 million, or 1.06% of total loans of $8.25 billion at December 31, 2017. The following tables present the allocation of the allowance for credit losses and the percentage of these loans to total loans. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb any losses in any category.

Table 21 –Allocation of the ACL

	Allowance for Credit Losses		Percent of ACL to Each Category of Loans		Percent of Loans in Each Category to Total Loans
(In thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Originated Loans
Commercial and industrial	$60,469	$55,050	1.12%	1.10%	62.40%	60.94%
Commercial real estate	9,663	9,850	0.91	0.93	12.29	12.83
Consumer	7,344	8,389	0.48	0.56	17.68	18.11
Small business	4,510	4,367	2.02	2.08	2.58	2.54
Total originated loans	81,986	77,656	1.00	1.00	94.95	94.42
ANCI Loans
Commercial and industrial	741	864	1.30	1.47	0.65	0.71
Commercial real estate	109	130	0.87	0.82	0.15	0.19
Consumer	89	85	0.09	0.08	1.24	1.39
Small business	250	317	2.12	2.72	0.14	0.14
Total ANCI	1,189	1,396	0.64	0.71	2.18	2.43
ACI Loans
Commercial and industrial	—	5	—	0.02	0.33	0.36
Commercial real estate	1,914	2,010	2.47	2.52	0.89	0.96
Consumer	6,448	6,509	4.50	4.31	1.65	1.83
Small business	—	—	—	—	—	—
Total ACI	8,362	8,524	3.35	3.27	2.87	3.15
Total Loans
Commercial and industrial	61,210	55,919	1.12	1.09	63.38	62.01
Commercial real estate	11,686	11,990	1.01	1.04	13.33	13.98
Consumer	13,881	14,983	0.78	0.85	20.57	21.33
Small business	4,760	4,684	2.02	2.11	2.72	2.68
Total allowance for credit losses	$91,537	$87,576	1.06%	1.06%	100.00%	100.00%

Originated ACL. The ACL on our originated loan portfolio totaled $82.0 million, or 1.00% on loans of $8.21 billion as of March 31, 2018 compared to $77.7 million, or 1.00% on loans of $7.79 billion on loans of as of December 31, 2017. The primary driver of the originated ACL is the net new loan growth as well as the underlying credit quality of the loans. The underlying credit quality changes were driven by general migration related to the seasoning of the General C&I portfolio.  Our loans are categorized into specific risk segments and are subject to loss rates according to their segment and risk rating. As March 31, 2018, $60.5 million, or 73.8% of our originated ACL is attributable to our C&I loan segment compared to $55.1 million, or 70.9%, as December 31, 2017. The ACL as a percentage of the C&I portfolio has stayed steady at 1.1%, with a slight increase of $5.4 million as of March 31, 2018 since December 31, 2017. The increase in the level of ACL as a percentage of C&I loans as of March 31, 2018 from December 31, 2017 is primarily the result of increased levels of criticized loans as presented below.

The level of criticized and classified loans in the C&I portfolio is presented in the following tables.

Table 22 –Criticized and Classified C&I Loans

	As of March 31, 2018
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized / Classified
Originated Loans
Commercial and Industrial
General C&I	$93,231	$38,181	$—	$131,412
Energy Sector	11,889	62,309	6,767	80,965
Restaurant industry	42,028	10,969	—	52,997
Healthcare	—	68	—	68
Total	$147,148	$111,527	$6,767	$265,442

	As of December 31, 2017
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized / Classified
Originated Loans
Commercial and Industrial
General C&I	$80,550	$41,309	$—	$121,859
Energy Sector	—	99,979	7,634	107,613
Restaurant industry	4,536	12,505	—	17,041
Healthcare	—	71	—	71
Total	$85,086	$153,864	$7,634	$246,584

As of March 31, 2018, $9.7 million, or 12% of our originated ACL is attributable to the CRE loan segment compared to $9.9 million, or 12.7%, as of December 31, 2017. The ACL as a percentage of the CRE portfolio has decreased to 0.91% as of March 31, 2018 from 0.93% as of December 31, 2017, primarily as a result of improving qualitative considerations surrounding macroeconomic and concentration risk.

In addition to quantitative elements, certain qualitative and environmental factors are also considered at management’s discretion, which are generally based on a combination of internal and external factors and trends. At March 31, 2018, these totaled $8.8 million and accounted for approximately 10.8% of the originated ACL compared to $7.6 million, or 9.8%, as of December 31, 2017, with the most significant considerations being additional qualitative adjustments in C&I related to classified loans and collateral value; these additional qualitative adjustments were partially offset by decreases in the energy qualitative adjustments that were the result of improving conditions in the energy portfolio and industry. Approximately $4.0 million and $4.5 million as of March 31, 2018 and December 31, 2017, respectively, of these qualitative reserves were allocated to the energy portfolio.

As of March 31, 2018 and December 31, 2017, $26.6 million, or 32.5% and $34.6 million, or 44.6%, respectively of the total originated ACL, was attributable to shared national credits. The ACL is estimated based on the underlying credit quality of the loan, primarily based on its risk segment and risk rating. This methodology is consistent whether or not a loan is a shared national credit.

The following table includes the charge-off and recoveries on our originated portfolio for the periods presented:

Table 23 – Originated Charge-offs and Recoveries

	Originated Charge-offs and Recoveries
	Three Months Ended March 31,
(In thousands)	2018	2017
Charge-offs:
Commercial and industrial	$58	$237
Consumer	296	117
Small business	453	—
Total charge-offs	807	354
Recoveries:
Commercial and industrial	5	524
Commercial real estate	5	5
Consumer	68	31
Small business	21	37
Total recoveries	99	597
Net charge-offs	$708	$(243)

ANCI ACL. The ACL on our ANCI loans totaled $1.2 million on $185.3 million in loans, or 0.64%, compared to $1.4 million on $197.9 million in loans, or 0.71%, at March 31, 2018 and December 31, 2017, respectively. ANCI loans were recorded at fair value at the date of each acquisition and are pooled for ACL assessment based on risk segment, with the majority of the ANCI loans within the consumer residential category. Any net shortage of credit mark indicates the need for an allowance on that segment of loans with certain loans individually reviewed for specific impairment.

ACI ACL. The ACL on our ACI loans totaled $8.4 million on $249.5 million in loans, or 3.35%, at March 31, 2018, compared to $8.5 million on $260.6 million in loans, or 3.27% at December 31, 2017. At the time of our acquisitions, we estimated the fair value of the total ACI loan portfolio by segregating the portfolio into loan pools with similar characteristics and certain specifically-reviewed non-homogeneous loans.

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

The largest component of our ACI ACL is attributable to our consumer category, primarily first and second-lien residential loans, that represents 77.1% of the ACI ACL at March 31, 2018 compared to 76.4% of the ACI ACL at December 31, 2017. This component of the ACL has declined $0.1 million to $6.4 million since December 31, 2017 due to impairment reversals largely driven by loan pay-offs.

The commercial real estate component comprises 22.9% of the ACI ACL at March 31, 2018 and has decreased $0.1 million to $1.9 million since December 31, 2017.

The following table summarizes certain information with respect to our ACL on the total loan portfolio and the composition of charge-offs and recoveries for the periods indicated. Subsequent tables present this information separately for the originated, ANCI and ACI portfolios:

Table 24 – Allowance for Credit Losses Loans Roll-forward

	Total Loans
	Three Months Ended March 31,		Year Ended December 31,
(In thousands)	2018	2017	2017
Allowance for credit losses at beginning of period	$87,576	$82,268	$82,268
Charge-offs	(812)	(551)	(6,871)
Recoveries	393	801	2,444
Provision for credit losses	4,380	5,786	9,735
Allowance for credit losses at end of period	$91,537	$88,304	$87,576

Loans at end of period, net of unearned income	$8,646,987	$7,561,472	$8,253,427
Average loans, net of unearned income	8,443,951	7,551,173	7,825,763
Ratio of ending allowance to ending loans	1.06%	1.17%	1.06%
Ratio of net charge-offs to average loans(1)	0.02	(0.01)	0.06
Net charge-offs as a percentage of:
Provision for credit losses	9.57	(4.32)	45.48
Allowance for credit losses(1)	1.86	(1.15)	5.06
Allowance for credit losses as a percentage of nonperforming loans	175.30	65.80	183.62

(1)	Annualized for the three months ended March 31, 2018 and 2017.
	Originated Loans
	Three Months Ended March 31,		Year Ended December 31,
(In thousands)	2018	2017	2017
Allowance for credit losses at beginning of period	$77,656	$71,012	$71,012
Charge-offs	(807)	(354)	(5,746)
Recoveries	99	597	882
Provision for credit losses	5,038	6,186	11,508
Allowance for credit losses at end of period	81,986	$77,441	$77,656

Loans at end of period, net of unearned income	$8,212,221	$7,037,217	$7,794,943
Ratio of ending allowance to ending loans	1.00%	1.10%	1.00%
Net charge-offs as a percentage of:
Provision for credit losses	14.05	(3.93)	42.27
Allowance for credit losses(1)	3.50	(1.27)	6.26
Allowance for credit losses as a percentage of nonperforming loans	164.40	60.87	173.33

(1)	Annualized for the three months ended March 31, 2018 and 2017.

	ANCI Loans
	Three Months Ended March 31,		Year Ended December 31,
(In thousands)	2018	2017	2017
Allowance for credit losses at beginning of period	$1,396	$978	$978
Charge-offs	(5)	(158)	(618)
Recoveries	211	192	635
Provision for credit losses	(413)	(62)	401
Allowance for credit losses at end of period	$1,189	$950	$1,396

Loans at end of period, net of unearned income	$185,276	$213,063	$197,924
Ratio of ending allowance to ending loans	0.64%	0.45%	0.71%
Net charge-offs (recoveries) as a percentage of:
Provision for credit losses	49.88	54.84	(4.24)
Allowance for credit losses	(70.26)	(14.51)	(1.22)
Allowance for credit losses as a percentage of nonperforming loans	50.68	28.00	52.38

(1)	Annualized for the three months ended March 31, 2018 and 2017.

	ACI Loans
	Three Months Ended March 31,		Year Ended December 31,
(In thousands)	2018	2017	2017
Allowance for credit losses at beginning of period	$8,524	$10,278	$10,278
Charge-offs	—	(39)	(507)
Recoveries	83	12	927
Provision for credit losses	(245)	(338)	(2,174)
Allowance for credit losses at end of period	$8,362	$9,913	$8,524

Loans at end of period, net of unearned income	$249,490	$311,192	$260,560
Ratio of ending allowance to ending loans	3.35%	3.19%	3.27%
Net charge-offs (recoveries) as a percentage of:
Provision for credit losses	33.88	(7.99)	19.32
Allowance for credit losses	(4.03)	1.10	(4.93)
Allowance for credit losses as a percentage of nonperforming loans	NM	277.21	NM

(1)	Annualized for the three months ended March 31, 2018 and 2017.

NM – Not Meaningful

Deposits. Our strategy is to fund asset growth primarily with customer deposits in order to maintain a stable liquidity profile and a more competitive cost of funds. We categorize deposits as brokered and non-brokered consistent with the banking industry. All customer deposits are non-brokered. The following table illustrates the growth in our deposits during the periods indicated:

Table 25 –Deposits

			Percent to Total		Percentage Change
(In thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	2018 vs 2017
Noninterest-bearing demand	$2,040,977	$2,242,765	22.6%	24.9%	(9.0)%
Interest-bearing demand	4,795,156	4,675,109	53.0	51.8	2.6
Savings	192,434	177,304	2.1	2.0	8.5
Time deposits less than $100,000	929,268	869,783	10.3	9.7	6.8
Time deposits greater than $100,000	1,091,136	1,046,554	12.1	11.5	4.3
Total deposits (including brokered)	$9,048,971	$9,011,515	100.0%	100.0%	0.4%

Total brokered deposits	$818,346	$796,734	9.0%	8.8%	2.7%

The following tables set forth our average deposits and the average rates expensed for the periods indicated:

Table 26 –Average Deposits/Rates

	Three Months Ended March 31,
	2018		2017
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
(In thousands)	Outstanding	Paid	Outstanding	Paid
Noninterest-bearing demand	$2,128,595	—%	$1,857,657	—%
Interest-bearing deposits
Interest-bearing demand	4,795,114	0.76	4,455,742	0.50
Savings	179,662	0.26	182,247	0.25
Time deposits	1,909,019	1.59	1,529,422	1.09
Total interest bearing deposits	6,883,795	0.98	6,167,411	0.64
Total average deposits	$9,012,390	0.75%	$8,025,068	0.49%

Borrowings

The following is a summary of our borrowings for the periods indicated:

Table 27 –Borrowings

(In thousands)	March 31, 2018	December 31, 2017
Summary of Borrowings
Securities sold under repurchase agreements	$1,298	$1,026
Advances from FHLB	150,000	150,000
Senior debt	184,700	184,629
Subordinated debt	98,746	98,687
Junior subordinated debentures	36,591	36,472
Total borrowings	$471,335	$470,814
Average total borrowings - YTD	$444,556	$493,196

The advances from the FHLB as of March 31, 2018 are one-year fixed rate advances.  The advances from the FHLB as of December 31, 2017 matured in January 2018.

Shareholders’ Equity

Tangible Common Equity

As of March 31, 2018 and December 31, 2017, our ratio of shareholders’ equity to total assets was 12.34% and 12.41%, respectively, and we had tangible common equity ratios of 9.65% and 9.71%, respectively. Tangible common equity ratio is a non-GAAP financial measure.  We believe that this non-GAAP financial measure provides investors with information useful in understanding our financial performance and, specifically, our capital position. The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less goodwill and other intangible assets, net, and tangible assets are total assets less goodwill and other intangible assets, net. The following table provides a reconciliation of tangible common equity to GAAP total common shareholders’ equity and tangible assets to GAAP total assets:

Table 28 –Tangible Assets / Tangible Common Equity

(In thousands)	March 31, 2018	December 31, 2017
Shareholders’ equity	$1,357,103	$1,359,056
Less: Goodwill and other intangible assets, net	(327,247)	(328,040)
Tangible common shareholders’ equity	1,029,856	1,031,016
Total assets	10,999,382	10,948,926
Less: Goodwill and other intangible assets, net	(327,247)	(328,040)
Tangible assets	$10,672,135	$10,620,886
Tangible common equity ratio	9.65%	9.71%

Regulatory Capital

We are subject to regulatory capital requirements that require us to maintain certain minimum common equity Tier 1 capital, Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. At March 31, 2018, our capital ratios exceeded these requirements. Our actual regulatory capital amounts and ratios at March 31, 2018 are presented in the following table:

Table 29 – Regulatory Capital Amounts/Ratios

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
March 31, 2018
Tier 1 leverage	$1,120,451	10.6%	$1,225,079	11.6%
Common equity tier 1 capital	1,081,809	10.4	1,175,079	11.3
Tier 1 risk-based capital	1,120,451	10.8	1,225,079	11.8
Total risk-based capital	1,311,834	12.6	1,342,433	12.9
The minimum amounts of capital and ratios established by banking regulators are as follows:
Tier 1 leverage	$423,950	4.0%	$423,855	4.0%
Common equity tier 1 capital	467,253	4.5	467,093	4.5
Tier 1 risk-based capital	623,004	6.0	622,790	6.0
Total risk-based capital	830,672	8.0	830,387	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	$529,818	5.0%
Common equity tier 1 capital	N/A	N/A	674,689	6.5
Tier 1 risk-based capital	N/A	N/A	830,387	8.0
Total risk-based capital	N/A	N/A	1,037,984	10.0

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

As of March 31, 2018, all of our liquidity measures were within our established guidelines.

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

Maturities of Time Deposits

The aggregate amount of time deposits in denominations of $100,000 or more as of March 31, 2018 and December 31, 2017, was $1.09 billion and $1.05 billion, respectively.

At March 31, 2018, the scheduled maturities of time deposits greater than $100,000 were as follows:

Table 30 – Time Deposit Maturity Schedule

	March 31, 2018
(In thousands)	Amount	Average Interest Rate
Under 3 months	$93,418	1.47%
3 to 6 months	303,547	1.61
6 to 12 months	342,601	1.69
12 to 24 months	300,068	1.92
24 to 36 months	38,920	1.67
36 to 48 months	7,069	1.23
Over 48 months	5,513	1.70
Total	$1,091,136	1.67%

Cash Flow Analysis

Cash and cash equivalents

At March 31, 2018, we had $416.7 million cash and cash equivalents on hand, a decrease of $314.1 million, or 43.0%, over our cash and cash equivalents of $730.8 million at December 31, 2017. At March 31, 2018 our cash and cash equivalents comprised 3.79% of total assets compared to 6.67% at December 31, 2017. We monitor our liquidity position and increase or decrease our short-term liquid assets as necessary. The lower balance in cash and cash equivalents at March 31, 2018 is due to timing of net loan fundings and customer deposits at the end of the quarter.

2018 vs. 2017

As shown in the Condensed Consolidated Statements of Cash Flows, operating activities provided $73.5 million in the three months ended March 31, 2018 compared to $62.5 million in the three months ended March 31, 2017. The increase in operating funds during the three months ended March 31, 2018 was due primarily to an increase in net income and an increase in proceeds from the sale of held for sale loans, offset by an increase in originations of loans held for sale.

Investing activities during the three months ended March 31, 2018 used $414.9 million of net funds, primarily due to net loan fundings of $397.5 million and purchases of securities of $111.4 million, partially offset by sales and other cash flows from available for sale securities. This compares to investing activities during the three months ended March 31, 2017 using $170.7 million of net funds, primarily due to net loan fundings of $171.0 million and the purchase of available for sale securities of $101.1 million, partially offset by sales of securities available for sale of $84.7 million.

Financing activities during the three months ended March 31, 2018 provided net funds of $27.3 million, due to an increase in deposits of $37.5 million, offset by a dividend of $10.5 million. This compares to financing activities during the three months ended March 31, 2017 providing net funds of $175.4 million, resulting from an increase in short-term FHLB borrowings of $360.0 million, offset by a decrease in deposits of $175.0 million.

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

Table 33 – Non-GAAP Financial Measures

			As of and for the
	As of and for the three months ended		year ended
	March 31,		December 31,
(In thousands)	2018	2017	2017
Efficiency ratio
Noninterest expenses (numerator)	$61,939	$54,321	$233,356
Net interest income	$91,111	$74,758	$326,216
Noninterest income	24,983	24,105	99,874
Operating revenue (denominator)	$116,094	$98,863	$426,090
Efficiency ratio	53.35%	54.95%	54.77%
Adjusted noninterest expenses and operating revenue
Noninterest expense	$61,939	$54,321	$233,356
Less: Branch closure expenses	35	46	198
Adjusted noninterest expenses	$61,904	$54,275	$233,158
Net interest income	$91,111	$74,758	$326,216
Noninterest income	24,983	24,105	99,874
Less: Securities gains (losses), net	12	81	(146)
Adjusted operating revenue	$116,082	$98,782	$426,236
Tangible common equity ratio
Shareholders’ equity	$1,357,103	$1,105,976	$1,359,056
Less: Goodwill and other intangible assets, net	(327,247)	(331,450)	(328,040)
Tangible common shareholders’ equity	1,029,856	774,526	1,031,016
Total assets	10,999,382	9,720,937	10,948,926
Less: Goodwill and other intangible assets, net	(327,247)	(331,450)	(328,040)
Tangible assets	$10,672,135	$9,389,487	$10,620,886
Tangible common equity ratio	9.65%	8.25%	9.71%
Tangible book value per share
Shareholders’ equity	$1,357,103	$1,105,976	$1,359,056
Less: Goodwill and other intangible assets, net	(327,247)	(331,450)	(328,040)
Tangible common shareholders’ equity	$1,029,856	$774,526	$1,031,016
Common shares issued	83,625,000	75,000,000	83,625,000
Tangible book value per share	$12.32	$10.33	$12.33
Return on average tangible common equity
Average common equity	$1,342,445	$1,090,905	$1,253,861
Less: Average intangible assets	(327,727)	(332,199)	(330,411)
Average tangible common equity	$1,014,718	$758,706	$923,450
Net income	$38,825	$26,117	$102,353
Return on average tangible common equity (1)	15.52%	13.96%	11.08%
Pre-tax, pre-provision net earnings
Income before taxes	$49,775	$38,756	$182,999
Plus: Provision for credit losses	4,380	5,786	9,735
Pre-tax, pre-provision net earnings	$54,155	$44,542	$192,734

___________________

(1)	Annualized for the three months ended March 31, 2018 and 2017.

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

Interest Rate Exposures

The Bank’s net interest income simulation model projects that net interest income over a 12-month horizon will increase on an annual basis by 3.86%, or approximately $15.0 million, assuming an instant increase in interest rates of 100 basis points, by 7.59%, or approximately $29.4 million, assuming an instant increase in interest rates of 200 basis points and decrease by 4.15% or approximately $16.1 million, assuming an instant decrease in interest rates of 100 basis points. Based upon the current interest rate environment as of March 31, 2018, our sensitivity to interest rate risk was as follows:

Table 34- Interest Rate Sensitivity

	Increase(Decrease)
(in millions)	Net Interest Income		Economic Value of Equity
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent	Amount	Percent
+ 200 BP	$29.4	7.59%	$410.9	18.08%
+ 100 BP	15.0	3.86	230.5	10.14
- 100 BP	(16.1)	(4.15)	(309.8)	(13.63)

Based upon the current interest rate environment as of March 31, 2018, the following table reflects our sensitivity to a gradual increase or decrease in interest rates over a twelve-month period:

	Increase(Decrease)
(in millions)	Net Interest Income
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent
+ 200 BP	$31.8	8.20%
+ 100 BP	16.1	4.15
- 100 BP	(16.8)	(4.35)
- 200 BP	(38.5)	(9.94)

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

Cash Flow Hedges. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. We use interest rate swaps to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans (1-Month LIBOR). In June 2015 and March 2016, we entered into interest rate swap agreements with notional values totaling $982 million and $350 million, respectively, to manage overall cash flow changes related to interest rate risk exposure on the 1-Month LIBOR rate indexed loans. The following is a detail of our cash flow hedges as of March 31, 2018:

Table 35 –Summary of Cash Flow Hedges

Effective Date	Maturity Date	Notional Amount (In Thousands)	Fixed Rate	Variable Rate
June 15, 2015	December 17, 2018	$382,000	1.33%	1 Month LIBOR
June 30, 2015	December 31, 2019	300,000	1.51	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.60	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.59	1 Month LIBOR

The following summarizes all derivative positions as of March 31, 2018:

Table 36 –Derivative Positions

	March 31, 2018
		Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$1,032,000	$—	$32,481
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	701,111	2,390	2,390
Commercial loan interest rate caps	183,744	270	270
Commercial loan interest rate floors	328,420	2,463	2,463
Mortgage loan held for sale interest rate lock commitments	9,740	110	—
Mortgage loan forward sale commitments	403	—	—
Mortgage loan held for sale floating commitments	14,111	—	—
Foreign exchange contracts	44,825	1,070	1,030
Total derivatives not designated as hedging instruments	1,282,354	6,303	6,153
Total derivatives	$2,314,354	$6,303	$38,634

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

(b)	Internal Control Over Financial Reporting

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Any control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are achieved. The design of a control system inherently has limitations, including the controls’ cost relative to their benefits. Additionally, controls can be circumvented. No cost-effective control system can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to our risk factors previously disclosed under Item 1.A. of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Cadence Bancorporation (Registrant)

Date: May 15, 2018	/s/ Paul B. Murphy
Paul B. Murphy
Chairman and Chief Executive Officer

Date: May 15, 2018	/s/ Valerie C. Toalson
Valerie C. Toalson
Executive Vice President and Chief Financial Officer