Form 10-Q
period 2018-06-30
Cadence Bancorporation
filed 2018-08-13
CIK 1614184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “accelerated filer”, “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer	☐	Smaller reporting company

		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class A Common Stock, $0.01 Par Value	83,625,000
Class	Outstanding as of August 13, 2018

Cadence Bancorporation

FORM 10-Q

For the Quarter Ended June 30, 2018

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
(In thousands, except share data)	(Unaudited)
ASSETS
Cash and due from banks	$145,381	$238,707
Interest-bearing deposits with banks	437,828	482,568
Federal funds sold	19,962	9,536
Total cash and cash equivalents	603,171	730,811
Securities available-for-sale	1,043,857	1,257,063
Securities held-to-maturity (estimated fair value of $311 at December 31, 2017)	—	290
Equity securities with readily determinable fair values not held for trading	5,853	5,885
Other securities - FRB and FHLB stock	50,675	50,009
Loans held for sale	33,118	61,359
Loans	8,975,755	8,253,427
Less: allowance for credit losses	(90,620)	(87,576)
Net loans	8,885,135	8,165,851
Interest receivable	52,465	47,793
Premises and equipment, net	62,445	63,432
Other real estate owned	4,797	7,605
Cash surrender value of life insurance	108,462	108,148
Net deferred tax asset	42,557	30,774
Goodwill	307,083	317,817
Other intangible assets, net	8,565	10,223
Other assets	97,345	91,866
Total Assets	$11,305,528	$10,948,926
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$2,137,407	$2,242,765
Interest-bearing deposits	7,193,648	6,768,750
Total deposits	9,331,055	9,011,515
Securities sold under agreements to repurchase	1,183	1,026
Federal Home Loan Bank advances	150,000	150,000
Senior debt	184,756	184,629
Subordinated debt	98,802	98,687
Junior subordinated debentures	36,712	36,472
Other liabilities	113,064	107,541
Total liabilities	9,915,572	9,589,870
Shareholders' Equity:
Common Stock $0.01 par value, authorized 300,000,000 shares; 83,625,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	836	836
Additional paid-in capital	1,038,579	1,037,040
Retained earnings	407,072	340,213
Accumulated other comprehensive loss ("OCI")	(56,531)	(19,033)
Total shareholders' equity	1,389,956	1,359,056
Total Liabilities and Shareholders' Equity	$11,305,528	$10,948,926

See accompanying notes to the unaudited consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans	$113,740	$90,429	$216,531	$171,239
Interest and dividends on securities:
Taxable	5,518	4,178	10,636	8,479
Tax-exempt	2,802	3,385	6,068	6,799
Other interest income	1,903	1,383	3,821	2,477
Total interest income	123,963	99,375	237,056	188,994
INTEREST EXPENSE
Interest on time deposits	10,497	5,298	17,988	9,419
Interest on other deposits	11,833	6,473	20,972	12,117
Interest on borrowed funds	6,249	5,220	11,601	10,316
Total interest expense	28,579	16,991	50,561	31,852
Net interest income	95,384	82,384	186,495	157,142
Provision for credit losses	1,263	6,701	5,643	12,487
Net interest income after provision for credit losses	94,121	75,683	180,852	144,655
NONINTEREST INCOME
Service charges on deposit accounts	3,803	3,784	7,763	7,599
Other service fees	1,346	1,071	2,679	2,043
Credit related fees	3,807	2,741	7,384	5,488
Trust services revenue	4,114	4,584	9,129	9,815
Mortgage banking income	650	1,213	1,227	2,079
Investment advisory revenue	5,343	5,061	10,642	9,977
Securities losses, net	(1,813)	(244)	(1,801)	(163)
Other income	7,422	4,779	12,632	10,256
Total noninterest income	24,672	22,989	49,655	47,094
NONINTEREST EXPENSE
Salaries and employee benefits	38,268	34,682	75,621	68,949
Premises and equipment	7,131	7,180	14,722	13,873
Intangible asset amortization	715	1,190	1,507	2,431
Other expense	16,321	13,082	32,524	25,202
Total noninterest expense	62,435	56,134	124,374	110,455
Income before income taxes	56,358	42,538	106,133	81,294
Income tax expense	8,384	13,570	19,334	26,209
Net income	$47,974	$28,968	$86,799	$55,085
Weighted average common shares outstanding (Basic)	83,625,000	81,918,956	83,625,000	78,478,591
Weighted average common shares outstanding (Diluted)	84,792,657	81,951,795	84,733,732	78,831,386
Earnings per common share (Basic)	$0.57	$0.35	$1.04	$0.70
Earnings per common share (Diluted)	$0.57	$0.35	$1.02	$0.70

See accompanying notes to the unaudited consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net income	$47,974	$28,968	$86,799	$55,085
Other comprehensive loss, net of tax:
Net unrealized (losses) gains on securities available-for-sale:
Net unrealized (losses) gains arising during the period (net of $1,530, $(6,047), $8,560 and $(6,691) tax effect, respectively)	(5,090)	10,451	(28,482)	11,563
Reclassification adjustments for losses realized in net income (net of $(419), $(90), $(416), $(60) tax effect, respectively)	1,394	154	1,385	103
Net unrealized (losses) gains on securities available-for-sale	(3,696)	10,605	(27,097)	11,666
Unrealized losses on derivative instruments designated as cash flow hedges:
Net unrealized (losses) gains arising during the period (net of $831, $(1,805), $3,476 and $(1,225) tax effect, respectively)	(2,931)	3,111	(11,564)	2,101
Reclassification adjustments for losses (gains) realized in net income (net of $(273), $430, $(350) and $1,118 tax effect, respectively)	907	(736)	1,163	(1,915)
Net change in unrealized (losses) gains on derivative instruments	(2,024)	2,375	(10,401)	186
Other comprehensive (losses) gains, net of tax	(5,720)	12,980	(37,498)	11,852
Comprehensive income	$42,254	$41,948	$49,301	$66,937

See accompanying notes to the unaudited consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

		Additional			Total
	Common	Paid-in	Retained	Accumulated	Shareholders'
(In thousands)	Stock	Capital	Earnings	OCI	Equity
Balance, December 31, 2017	$836	$1,037,040	$340,213	$(19,033)	$1,359,056
Equity-based compensation cost	—	1,539	—	—	1,539
Net income	—	—	86,799	—	86,799
Cash dividends declared year to date ($0.25 per common share)	—	—	(20,906)	—	(20,906)
Dividend equivalents on restricted stock units (Note 18)	—	—	(34)	—	(34)
Cumulative effect of adoption of new accounting principle	—	—	1,000	—	1,000
Other comprehensive loss	—	—	—	(37,498)	(37,498)
Balance, June 30, 2018	$836	$1,038,579	$407,072	$(56,531)	$1,389,956

See accompanying notes to the unaudited consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2018	2017
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$108,977	$51,546
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(131,234)	(116,363)
Proceeds from sales of securities available-for-sale	257,231	129,048
Proceeds from maturities, calls and paydowns of securities available-for-sale	50,759	46,318
Proceeds from sale of commercial loans held for sale	3,500	—
Increase in loans, net	(728,948)	(290,758)
Proceeds from sale of insurance subsidiary	14,039	—
Purchase of premises and equipment	(4,770)	(5,706)
Proceeds from disposition of foreclosed property	4,991	4,533
Other, net	(959)	(14,862)
Net cash used in investing activities	(535,391)	(247,790)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits, net	319,540	(86,354)
Net change in securities sold under agreements to repurchase	157	1,486
Advances from FHLB	—	175,000
Repayment of senior debt	—	(9,600)
Cash dividends paid on common stock	(20,923)	—
Proceeds from issuance of common stock	—	155,662
Net cash provided by financing activities	298,774	236,194
Net (decrease) increase in cash and cash equivalents	(127,640)	39,950
Cash and cash equivalents at beginning of period	730,811	248,925
Cash and cash equivalents at end of period	$603,171	$288,875

See accompanying notes to the unaudited consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cadence Bancorporation (the “Company”) is a Delaware corporation and a bank holding company whose primary asset is its investment in its wholly owned subsidiary bank, Cadence Bank, N.A., a national banking association (the “Bank”).

Note 1—Summary of Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements for the Company have been prepared in accordance with instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this report have been included. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Nature of Operations

The Company’s subsidiaries include:

•	Town & Country Insurance Agency, Inc., dba Cadence Insurance—full service insurance agency (See “Sale of Subsidiary”)
•	The Bank

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

Proposed merger with State Bank Financial Corporation (“State Bank”)

On May 11, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with State Bank Financial Corporation, a Georgia corporation (“State Bank”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, State Bank will merge with and into Cadence (the “Merger”), with the Company surviving the Merger. Immediately following the Merger, State Bank’s wholly owned bank subsidiary, State Bank and Trust Company, will merge with and into the Bank (the “Bank Merger”). The Bank will be the surviving entity in the Bank Merger. The Merger Agreement was unanimously approved by the Board of Directors of each of the Company and State Bank.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), State Bank shareholders will have the right to receive 1.160 shares (the “Exchange Ratio”) of Class A common stock, par value $0.01 per share, of the Company (“Cadence Common Stock”) for each share of common stock, par value $0.01 per share, of State Bank (“State Bank Common Stock”). Each State Bank restricted stock award will vest and be cancelled and converted automatically at the Effective Time into the right to receive 1.160 shares of Cadence Common Stock in respect of each share of State Bank Common Stock underlying such award. Each State Bank warrant will be converted automatically at the Effective Time into a warrant to purchase shares of Cadence Common Stock, with the number of underlying shares and per share exercise price adjusted to reflect the Exchange Ratio.

Based on the number of shares of Cadence Class A common stock and State Bank common stock outstanding as of May 11, 2018, the last trading day before public announcement of the merger, it is expected that Cadence stockholders will hold approximately 65%, and State Bank shareholders will hold approximately 35%, of the shares of the combined company outstanding immediately after the merger.

The Company has filed a registration statement on Form S-4 with the Securities and Exchange Commission with respect to the issuance of its common stock in connection with the Merger, which registration statement was declared effective by the Securities and Exchange Commission on July 24, 2018.  The Merger is expected to close in the fourth quarter of 2018.

Sale of Subsidiary

On May 31, 2018 the Company completed the sale of its subsidiary, Town & Country Insurance Agency, Inc. (“T&C”) to an unrelated third party, selling $11.1 million in net assets, including $10.9 million in goodwill and intangibles. This transaction resulted in an pre-tax gain of $4.9 million recorded in noninterest income, offset by $1.1 million in sale related expenses recorded in noninterest expenses during the second quarter of 2018.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”  ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheets, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheets or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. The adoption at January 1, 2018 of ASU 2016-01 resulted in an adjustment to retained earnings of $1.0 million at January 1, 2018 related to fair value measurement changes to equity securities and certain limited partnership investments (See Notes 2, 16 and 20).

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, to reduce current diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The adoption at January 1, 2018 of ASU 2016-15 did not have a material effect on the Company’s financial statements.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs,” to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost.  The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  The amendments also allow only the service cost component to be eligible for capitalization when applicable.  The Company adopted the standard effective January 1, 2018, which did not have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, “Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies when modification accounting should be applied to changes in terms or conditions of share-based payment awards. The amendments narrow the scope of modification accounting by clarifying that modification accounting should be applied to awards if the change affects the fair value, vesting conditions, or classification of the award. The amendments do not impact current disclosure requirements for modifications, regardless of whether modification accounting is required under the new guidance. The adoption of ASU 2017-09 at January 1, 2018 did not have a material effect on the Company’s financial statements.

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

Note 2—Securities

A summary of amortized cost and estimated fair value of securities, excluding equity securities with readily determinable fair values not held for trading, at June 30, 2018 and December 31, 2017 is as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2018
Securities available-for-sale:
U.S. Treasury securities	$100,494	$—	$4,814	$95,680
Obligations of U.S. government agencies	67,704	2	448	67,258
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	95,795	226	2,568	93,453
Issued by FNMA and FHLMC	432,558	418	12,604	420,372
Other residential mortgage-backed securities	41,409	10	1,676	39,743
Commercial mortgage-backed securities	116,234	127	6,057	110,304
Total MBS	685,996	781	22,905	663,872
Obligations of states and municipal subdivisions	230,404	102	13,459	217,047
Total securities available-for-sale	$1,084,598	$885	$41,626	$1,043,857

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2017
Securities available-for-sale:
U.S. Treasury securities	$100,575	$—	$3,731	$96,844
Obligations of U.S. government agencies	80,552	738	66	81,224
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	106,461	676	1,110	106,027
Issued by FNMA and FHLMC	431,409	1,284	2,271	430,422
Other residential mortgage-backed securities	47,379	97	1,084	46,392
Commercial mortgage-backed securities	76,201	63	4,069	72,195
Total MBS	661,450	2,120	8,534	655,036
Obligations of states and municipal subdivisions	420,111	7,539	3,691	423,959
Total securities available-for-sale	$1,262,688	$10,397	$16,022	$1,257,063
Securities held-to-maturity:
Obligations of states and municipal subdivisions	$290	$21	$—	$311

The Company elected to reclassify the one held-to-maturity security as of December 31, 2017 to available-for-sale in the first quarter under the transition election guidance in ASC Topic 815.

The adoption of ASU 2016-01 resulted in a classification change of equity securities from securities available-for-sale to equity securities with readily determinable fair values not held for trading.  The Company recorded an adjustment of $95 thousand to retained earnings for the adoption of the accounting principle.

The scheduled contractual maturities of securities available-for-sale and securities held-to-maturity at June 30, 2018 were as follows:

	Available-for-Sale
	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$1,490	$1,493
Due after one year through five years	106,875	102,037
Due after five years through ten years	42,839	42,675
Due after ten years	247,398	233,780
Mortgage-backed securities	685,996	663,872
Total	$1,084,598	$1,043,857

Gross gains and gross losses on sales of securities available for sale for the three and six months ended June 30, 2018 and 2017 are presented below. There were no other-than-temporary impairment charges included in gross realized losses for the three and six months ended June 30, 2018 and 2017.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Gross realized gains	$800	$69	$811	$150
Gross realized losses	(2,613)	(313)	(2,612)	(313)
Realized losses on sale of securities available for sale, net	$(1,813)	$(244)	$(1,801)	$(163)

Securities with a carrying value of $488.7 million and $507.3 million at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public and trust deposits, FHLB borrowings, repurchase agreements and for other purposes as required or permitted by law.

The detail concerning securities classified as available-for-sale with unrealized losses as of June 30, 2018 and December 31, 2017 was as follows:

	Unrealized loss analysis
	Losses < 12 Months		Losses > 12 Months
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses
June 30, 2018
U.S. Treasury securities	$—	$—	$95,680	$4,814
Obligations of U.S. government agencies	52,182	337	10,732	111
Mortgage-backed securities	459,095	11,764	172,979	11,141
Obligations of states and municipal subdivisions	84,377	2,572	121,701	10,887
Total	$595,654	$14,673	$401,092	$26,953

	Unrealized loss analysis
	Losses < 12 Months		Losses > 12 Months
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses
December 31, 2017
U.S. Treasury securities	$—	$—	$96,844	$3,731
Obligations of U.S. government agencies	1,577	9	14,323	57
Mortgage-backed securities	306,274	1,490	172,324	7,044
Obligations of states and municipal subdivisions	2,601	22	134,870	3,669
Total	$310,452	$1,521	$418,361	$14,501

There were no securities classified as held-to-maturity with unrealized losses as of June 30, 2018  and December 31, 2017.

As of June 30, 2018 and December 31, 2017, approximately 95% and 58%, respectively, of the fair value of securities in the investment portfolio reflected an unrealized loss. As of June 30, 2018, there were 91 securities that had been in a loss position for more than twelve months, and 128 securities that had been in a loss position for less than 12 months. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption of the obligations. The Company has adequate liquidity and, therefore, does not plan to sell and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary. In the second quarter of 2018, we sold approximately $187.8 million of available-for-sale investment securities as part of an effort to rebalance the portfolio. We reduced our target concentration of tax free municipal securities from approximately 35% down to 25%.

Note 3—Loans and Allowance for Credit Losses

The following table presents total loans outstanding by portfolio segment and class of financing receivable as of June 30, 2018 and December 31, 2017. Outstanding balances also include Acquired Noncredit Impaired (“ANCI”) loans, originated loans and Acquired Credit Impaired (“ACI”) loans net of any remaining purchase accounting adjustments. Information about ACI loans is presented separately in the “Acquired Credit-Impaired Loans” section of this Note.

	As of
(In thousands)	June 30, 2018	December 31, 2017
Commercial and Industrial
General C&I	$3,162,087	$2,746,454
Restaurant industry	1,072,843	1,035,538
Energy sector	993,751	935,371
Healthcare	469,043	416,423
Total commercial and industrial	5,697,724	5,133,786
Commercial Real Estate
Income producing	1,083,041	1,082,929
Land and development	78,257	75,472
Total commercial real estate	1,161,298	1,158,401
Consumer
Residential real estate	1,844,122	1,690,814
Other	63,304	74,922
Total consumer	1,907,426	1,765,736
Small Business Lending	239,719	221,855
Total (Gross of unearned discount and fees)	9,006,167	8,279,778
Unearned discount and fees	(30,412)	(26,351)
Total (Net of unearned discount and fees)	$8,975,755	$8,253,427

During the three months ended June 30, 2018, the Company purchased $32.5 million of consumer residential real estate loans at a premium of approximately 6.3%. These loans were evaluated and determined not to be credit impaired before purchase and are classified as ANCI as of June 30, 2018.

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

A summary of the activity in the ACL for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of March 31, 2018	$61,209	$11,686	$13,882	$4,760	$91,537
Provision for loan losses	485	(224)	954	48	1,263
Charge-offs	(3,407)	—	(215)	(28)	(3,650)
Recoveries	1,333	8	82	47	1,470
As of June 30, 2018	$59,620	$11,470	$14,703	$4,827	$90,620

	For the Six Months Ended June 30, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of December 31, 2017	$55,919	$11,990	$14,983	$4,684	$87,576
Provision for loan losses	5,815	(737)	51	514	5,643
Charge-offs	(3,465)	—	(516)	(481)	(4,462)
Recoveries	1,351	217	185	110	1,863
As of June 30, 2018	$59,620	$11,470	$14,703	$4,827	$90,620

Allocation of ending ACL
Loans collectively evaluated for impairment	$54,460	$11,468	$14,455	$4,806	$85,189
Loans individually evaluated for impairment	5,160	2	248	21	5,431
ACL as of June 30, 2018	$59,620	$11,470	$14,703	$4,827	$90,620
Loans
Loans collectively evaluated for impairment	$5,646,884	$1,153,950	$1,905,191	$239,189	$8,945,214
Loans individually evaluated for impairment	50,840	7,348	2,235	530	60,953
Loans as of June 30, 2018	$5,697,724	$1,161,298	$1,907,426	$239,719	$9,006,167

	For the Three Months Ended June 30, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of March 31, 2017	$60,007	$10,555	$13,298	$4,444	$88,304
Provision for loan losses	4,416	2,591	(330)	24	6,701
Charge-offs	(2,551)	—	(161)	(167)	(2,879)
Recoveries	363	114	578	34	1,089
As of June 30, 2017	$62,235	$13,260	$13,385	$4,335	$93,215

	For the Six Months Ended June 30, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of December 31, 2016	$54,688	$10,103	$13,265	$4,212	$82,268
Provision for loan losses	9,513	3,029	(119)	64	12,487
Charge-offs	(2,861)	—	(402)	(167)	(3,430)
Recoveries	895	128	641	226	1,890
As of June 30, 2017	$62,235	$13,260	$13,385	$4,335	$93,215

Allocation of ending ACL
Loans collectively evaluated for impairment	$48,882	$13,253	$13,131	$4,301	$79,567
Loans individually evaluated for impairment	13,353	7	254	34	13,648
ACL as of June 30, 2017	$62,235	$13,260	$13,385	$4,335	$93,215

Loans Held-for-sale

The Company had held-for-sale (“HFS”) loans totaling $33.1 million as of June 30, 2018 consisting of $26.4 million in commercial loans and $6.7 million in mortgage loans.

Impaired Originated and ANCI Loans Including TDRs

The following includes certain key information about individually impaired originated and ANCI loans as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017.

Originated and ANCI Loans Identified as Impaired

	As of June 30, 2018
(In thousands)	Recorded Investment in Impaired Loans (1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
With no related allowance for credit losses
Commercial and Industrial
General C&I	$184	$197	$—	$184	$—
Total commercial and industrial	184	197	—	184	—
Consumer
Residential real estate	1,073	1,078	—	32	—
Other	267	267	—	—	—
Total consumer	1,340	1,345	—	32	—
Small Business Lending	225	688		225	—
Total	$1,749	$2,230	$—	$441	$—
With allowance for credit losses recorded
Commercial and Industrial
General C&I	$4,699	$4,677	$7	$—	$—
Energy sector	24,888	37,389	3,703	24,888	480
Restaurant industry	10,764	10,969	1,451	10,764	2,500
Total commercial and industrial	40,351	53,035	5,161	35,652	2,980
Consumer
Residential real estate	491	488	34	—	—
Other	87	87	4	—	—
Total consumer	578	575	38	—	—
Small Business Lending	306	594	22	92	10
Total	$41,235	$54,204	$5,221	$35,744	$2,990

	As of December 31, 2017
(In thousands)	Recorded Investment in Impaired Loans (1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
With no related allowance for credit losses
Commercial and Industrial
General C&I	$5,010	$4,994	$—	$192	$—
Energy sector	14,822	23,307	—	14,822	387
Total commercial and industrial	19,832	28,301	—	15,014	387
Consumer
Residential real estate	1,093	1,097	—	35	—
Other	416	415	—	—	—
Total consumer	1,509	1,512	—	35	—
Small Business Lending	249	695	—	249	—
Total	$21,590	$30,508	$—	$15,298	$387
With allowance for credit losses recorded
Commercial and Industrial
Energy sector	$39,857	$43,416	$8,353	$28,000	$402
Restaurant industry	11,017	10,969	106	—	2,500
Total commercial and industrial	50,874	54,385	8,459	28,000	2,902
Consumer
Residential real estate	496	494	36	—	—
Small Business Lending	650	921	27	60	—
Total	$52,020	$55,800	$8,522	$28,060	$2,902

(1)	The recorded investment of a loan also includes any interest receivable, net unearned discount or fees, and unamortized premium or discount.

The related amount of interest income recognized for impaired loans was $91 thousand and $177 thousand for the three and six months ended June 30, 2018 compared to $445 thousand and $867 thousand for the same periods in 2017.

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, under the terms of the restructured loan. Approximately $1.3 million and $1.6 million of contractual interest paid was recognized on the cash basis for the three and six months ended June 30, 2018 compared to $1.0 million and $1.2 million for same periods in 2017.

Average Recorded Investment in Impaired Originated and ANCI Loans

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Commercial and Industrial
General C&I	$4,915	$12,697	$4,947	$12,576
Restaurant industry	10,867	—	10,917	—
Energy sector	33,074	129,639	40,276	132,599
Total commercial and industrial	48,856	142,336	56,140	145,175
Consumer
Residential real estate	1,570	1,381	1,576	1,312
Other	367	319	383	356
Total consumer	1,937	1,700	1,959	1,668
Small Business Lending	478	983	618	969
Total	$51,271	$145,019	$58,717	$147,812

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

There were two small business loans modified into a TDR by rate concessions with a combined recorded investment of $134 thousand for the three and six months ended June 30, 2018.  There were two loans modified into a TDR with a combined recorded investment of $610 thousand during the three months ended June 30, 2017.  One of these modifications was residential real estate and had modified terms or other concessions, while the other was a small business loan modified by rate concession.  The six months ended June 30, 2017 also included a commercial and industrial loan with a recorded investment of $196 thousand modified into a TDR by a rate concession.  There were no TDRs experiencing payment default during the three and six months ended June 30, 2018 and 2017.

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $2.6 million and $4.4 million of consumer loans secured by single family residential real estate that are in process of foreclosure at June 30, 2018 and December 31, 2017, respectively. Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction.  In addition to the single family residential real estate loans in process of foreclosure, the Company also held $2.2 million of foreclosed single family residential properties in other real estate owned as of June 30, 2018 and $2.7 million as of December 31, 2017.

Credit Exposure in the Originated and ANCI Loan Portfolios

The following provides information regarding the credit exposure by portfolio segment and class of receivable as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized / Classified
Commercial and Industrial
General C&I	$92,742	$43,243	$—	$135,985
Restaurant industry	40,551	25,761	—	66,312
Energy sector	11,862	44,762	3,407	60,031
Healthcare	5,645	67	—	5,712
Total commercial and industrial	150,800	113,833	3,407	268,040
Commercial Real Estate
Income producing	—	2	—	2
Land and development	19	751	—	770
Total commercial real estate	19	753	—	772
Consumer
Residential real estate	6,961	10,415	—	17,376
Other	1,738	369	1	2,108
Total consumer	8,699	10,784	1	19,484
Small Business Lending	1,803	1,703	23	3,529
Total	$161,321	$127,073	$3,431	$291,825

	As of December 31, 2017
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized / Classified
Commercial and Industrial
General C&I	$80,550	$47,324	$—	$127,874
Restaurant industry	4,536	12,506	—	17,042
Energy sector	—	99,979	7,634	107,613
Healthcare	—	71	—	71
Total commercial and industrial	85,086	159,880	7,634	252,600
Commercial Real Estate
Income producing	—	26	—	26
Land and development	20	—	—	20
Total commercial real estate	20	26	—	46
Consumer
Residential real estate	7,610	12,416	—	20,026
Other	673	356	4	1,033
Total consumer	8,283	12,772	4	21,059
Small Business Lending	3,480	1,375	27	4,882
Total	$96,869	$174,053	$7,665	$278,587

The following provides an aging of past due originated and ANCI loans by portfolio segment and class of receivable as of June 30, 2018 and December 31, 2017:

Aging of Past due Originated and ANCI Loans

	As of June 30, 2018
	Accruing Loans			Non-Accruing Loans
(Recorded Investment in thousands)	30-59 DPD	60-89 DPD	90+DPD	0-29 DPD	30-59 DPD	60-89 DPD	90+DPD
Commercial and Industrial
General C&I	$—	$—	$—	$—	$184	$1	$—
Restaurant industry	—	—	—	10,764	—	—	—
Energy sector	—	—	—	2,557	—	—	22,331
Healthcare	—	—	—	67	—	—	—
Total commercial and industrial	—	—	—	13,388	184	1	22,331
Commercial Real Estate
Income producing	—	—	—	—	—	2	—
Land and development	—	—	50	—	—	—	—
Total commercial real estate	—	—	50	—	—	2	—
Consumer
Residential real estate	5,010	516	137	1,632	117	28	1,135
Other	361	—	—	—	—	—	—
Total consumer	5,371	516	137	1,632	117	28	1,135
Small Business Lending	316	—	—	339	56	33	95
Total	$5,687	$516	$187	$15,359	$357	$64	$23,561

	As of December 31, 2017
	Accruing Loans			Non-Accruing Loans
(Recorded Investment in thousands)	30-59 DPD	60-89 DPD	90+DPD	0-29 DPD	30-59 DPD	60-89 DPD	90+DPD
Commercial and Industrial
General C&I	$59	$—	$476	$—	$192	$—	$—
Energy sector	—	—	—	32,315	—	—	10,507
Healthcare	—	—	—	—	71	—	—
Total commercial and industrial	59	—	476	32,315	263	—	10,507
Commercial Real Estate
Income producing	—	—	26	—	—	—	—
Land and development	55	—	—	—	—	—	—
Total commercial real estate	55	—	26	—	—	—	—
Consumer
Residential real estate	3,191	1,030	325	1,070	173	293	2,205
Other	532	3	—	—	—	—	—
Total consumer	3,723	1,033	325	1,070	173	293	2,205
Small Business Lending	931	328	—	110	38	—	494
Total	$4,768	$1,361	$827	$33,495	$474	$293	$13,206

Acquired Credit Impaired (“ACI”) Loans

The following table presents total ACI loans outstanding by portfolio segment and class of financing receivable as of June 30, 2018 and December 31, 2017.

	As of
(In thousands)	June 30, 2018	December 31, 2017
Commercial and Industrial
General C&I	$22,198	$23,428
Healthcare	5,917	6,149
Total commercial and industrial	28,115	29,577
Commercial Real Estate
Income producing	73,506	79,861
Total commercial real estate	73,506	79,861
Consumer
Residential real estate	134,309	149,942
Other	707	1,180
Total consumer	135,016	151,122
Total	$236,637	$260,560

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

•	Changes in prepayment assumptions—Prepayments affect the estimated life of ACI loans which may change the amount of interest income, and possibly principal, expected to be collected; and
•	Changes in the expected principal and interest payments over the estimated life—Updates to expected cash flows are driven by the credit outlook and actions taken with borrowers.

Changes in the amount of accretable discount for ACI loans for the six months ended June 30, 2018 and 2017 were as follows:

Changes in Accretable Yield on ACI Loans

	For the Six Months Ended June 30,
(In thousands)	2018	2017
Balance at beginning of period	$78,422	$98,728
Maturities/payoff	(3,584)	(5,773)
Charge-offs	(26)	(90)
Foreclosure	(385)	(1,040)
Accretion	(10,208)	(12,406)
Reclass from nonaccretable difference due to increases in expected cash flow	8,070	6,369
Balance at end of period	$72,289	$85,788

Impaired ACI Loans and Pools Including TDRs

The following includes certain key information about individually impaired ACI loans and pooled ACI loans as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017.

ACI Loans / Pools Identified as Impaired

	As of June 30, 2018
	ACI Loans / Pools Identified as Impaired
(In thousands)	Recorded Investment in Impaired Loans(1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
Commercial and Industrial	$12,021	$12,887	$263	$—	$—
Commercial Real Estate	82,481	109,018	1,460	—	—
Consumer	21,448	22,922	6,268	—	—
Total	$115,950	$144,827	$7,991	$—	$—

	As of December 31, 2017
	ACI Loans / Pools Identified as Impaired
(In thousands)	Recorded Investment in Impaired Loans(1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
Commercial and Industrial	$13,541	$17,630	$5	$—	$—
Commercial Real Estate	82,856	112,330	2,010	225	—
Consumer	18,603	22,064	6,509	—	—
Total	$115,000	$152,024	$8,524	$225	$—

(1)  The recorded investment of a loan also includes any interest receivable, net unearned discount or fees, and unamortized premium or discount.

ACI Loans that Were Modified into TDRs

There were no ACI loans modified into a TDR for the six months ended June 30, 2018 and 2017.  There were no ACI TDRs experiencing payment default during the three and six months ended June 30, 2018 and 2017.

Credit Exposure in the ACI Portfolio

The following provides information regarding the credit exposure by portfolio segment and class of receivable as of June 30, 2018 and December 31, 2017:

ACI Loans by Risk Rating / Delinquency Stratification

Commercial and Industrial credit exposure on ACI loans, based on internal risk rating:

	As of
	June 30, 2018			December 31, 2017
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Special Mention	Substandard	Doubtful
Commercial and Industrial
General C&I	$533	$1,281	$39	$737	$1,173	$37
Healthcare	—	5,917	—	—	6,148	—
Total commercial and industrial	533	7,198	39	737	7,321	37
Commercial Real Estate
Income producing	1,670	5,224	—	2,179	6,515	—
Consumer		.
Residential real estate	3,728	18,877	—	3,900	22,635	—
Other	94	292	—	114	417	—
Total consumer	3,822	19,169	—	4,014	23,052	—
Total	$6,025	$31,591	$39	$6,930	$36,888	$37

Consumer credit exposure on ACI loans, based on past due status:

	As of
	June 30, 2018		December 31, 2017
(Recorded Investment in thousands)	Residential Real Estate	Other	Residential Real Estate	Other
0 – 29 Days Past Due	$125,781	$977	$139,662	$1,356
30 – 59 Days Past Due	3,153	125	2,299	120
60 – 89 Days Past Due	1,260	-	2,496	62
90 – 119 Days Past Due	862	—	399	—
120 + Days Past Due	5,469	—	7,480	45
Total	$136,525	$1,102	$152,336	$1,583

Note 4—Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets at June 30, 2018 and December 31, 2017:

(In thousands)	June 30, 2018	December 31, 2017
Goodwill	$307,083	$317,817
Core deposit intangible, net of accumulated amortization of $38,842 and $38,091, respectively	843	1,595
Customer lists, net of accumulated amortization of $18,852 and $18,097, respectively	7,698	8,604
Trademarks	24	24
Total goodwill and intangible assets	$315,648	$328,040

The decline in goodwill is related to the sale of the insurance subsidiary in the second quarter of 2018. (See “Sale of Subsidiary in Note 1).

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

The fair value of derivative positions outstanding is included in other assets and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows. For derivatives not designated as hedging instruments, gains and losses due to changes in fair value are included in noninterest income and the operating section of the consolidated statement of cash flows. For derivatives designated as hedging instruments, the effective portion of the gain or loss related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified as interest income when the forecasted transaction affects income.  The ineffective portion of the gain or loss is recognized immediately as noninterest income.  The notional amounts and estimated fair values as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018			December 31, 2017
		Fair Value			Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$1,032,000	$—	$35,164	$1,032,000	$—	$21,394
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	827,427	2,776	2,776	737,533	2,056	2,056
Commercial loan interest rate caps	117,954	331	331	186,290	153	153
Commercial loan interest rate floors	480,248	4,179	4,179	330,764	1,054	1,054
Mortgage loan held for sale interest rate lock commitments	10,908	113	—	6,119	50	—
Mortgage loan forward sale commitments	3,662	—	—	4,565	10	—
Mortgage loan held for sale floating commitments	16,618	—	—	11,800	—	—
Foreign exchange contracts	43,144	1,432	1,399	41,688	635	623
Total derivatives not designated as hedging instruments	1,499,961	8,831	8,685	1,318,759	3,958	3,886
Total derivatives	$2,531,961	$8,831	$43,849	$2,350,759	$3,958	$25,280

The Company is party to collateral support agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.  At June 30, 2018 and December 31, 2017, the Company was required to post $29.1 million and $20.2 million, respectively, in cash or securities as collateral for its derivative transactions, which are included in “interest-bearing deposits in banks” on the Company’s consolidated balance sheets. The Company’s master agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts of derivatives executed with the same counterparty under the master agreement.

Gain (loss) included in the consolidated statements of income related to derivative instruments for the three and six months ended June 30, 2018 and 2017 were as follows:

	For the Three Months Ended June 30,
	2018			2017
(In thousands)	OCI	Reclassified from AOCI to interest income	Noninterest income	OCI	Reclassified from AOCI to interest income	Noninterest income
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$(3,762)	$(1,180)	$—	$4,916	$1,116	$—
Derivatives not designated as hedging instruments:
Mortgage loan held for sale interest rate lock commitments	$—	$—	$3	$—	$—	$(99)
Foreign exchange contracts	—	—	515	—	—	552

	For the Six Months Ended June 30,
	2018			2017
(In thousands)	OCI	Reclassified from AOCI to interest income	Noninterest income	OCI	Reclassified from AOCI to interest income	Noninterest income
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$(15,040)	$(1,513)	$—	$3,326	$3,033	$—
Derivatives not designated as hedging instruments:
Mortgage loan held for sale interest rate lock commitments	$—	$—	$64	$—	$—	$79
Foreign exchange contracts	—	—	1,023	—	—	1,021

Interest Rate Swap and Cap Agreements not designated as hedging derivatives

The Company enters into certain interest rate swap, floor and cap agreements on commercial loans that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap, floor or cap with a loan customer while at the same time entering into an offsetting interest rate swap or cap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The interest rate swap transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate. The interest rate cap transaction allows the Company’s customer to minimize interest rate risk exposure to rising interest rates. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s consolidated statements of income. The Company is exposed to credit loss in the event of nonperformance by the parties to the interest rate swap and cap agreements. However, the Company does not anticipate nonperformance by the counterparties. The estimated fair value has been recorded as an asset and a corresponding liability in the accompanying consolidated balance sheets as of June 30, 2018 and December 31, 2017.

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

Based on our current interest rate forecast, $8.8 million of deferred net loss on derivatives in OCI at June 30, 2018 is estimated to be reclassified into net interest income during the next twelve months. Future changes to interest rates may significantly change actual amounts reclassified to income. There were no reclassifications into income during the six months ended June 30, 2018 and 2017 as a result of any discontinuance of cash flow hedges because the forecasted transaction was no longer probable. The maximum length of time over which the Company is hedging a portion of its exposure to the variability in future cash flows for forecasted transactions is approximately eight years as of June 30, 2018.

Note 6—Deposits

Domestic time deposits $250,000 and over were $461.3 million and $382.4 million at June 30, 2018 and December 31, 2017, respectively.  There were no foreign time deposits at either June 30, 2018 or December 31, 2017.

Note 7—Borrowed Funds

Repurchase Agreements

Securities sold under agreements to repurchase generally mature within one to seven days from the transaction date. Securities underlying the repurchase agreements remain under the control of the Company.

Information concerning the Company’s securities sold under agreements to repurchase as of June 30, 2018 and December 31, 2017 is summarized as follows:

(In thousands)	June 30, 2018	December 31, 2017
Balance at period end	$1,183	$1,026
Average balance during the period	1,438	3,371
Average interest rate during the period	0.25%	0.25%
Maximum month-end balance during the period	$1,783	$6,286

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

Senior and Subordinated Debt

In June 2014, the Company and the Bank completed an unregistered $245 million multi-tranche debt transaction and in March 2015, the Company completed an unregistered $50 million debt transaction. These transactions enhanced our liquidity and the Bank’s capital levels to support balance sheet growth.  Details of the debt transactions are as follows:

(In thousands)	June 30, 2018	December 31, 2017
Cadence Bancorporation:
4.875% senior notes, due June 28, 2019	$145,000	$145,000
5.375% senior notes, due June 28, 2021	50,000	50,000
7.250% subordinated notes, due June 28, 2029, callable in 2024	35,000	35,000
6.500% subordinated notes, due March 2025, callable in 2020	40,000	40,000
Total long-term debt—Cadence Bancorporation	270,000	270,000
Cadence Bank:
6.250% subordinated notes, due June 28, 2029, callable in 2024	25,000	25,000
Debt Issue Cost and unamortized	(1,364)	(1,606)
Purchased	(10,078)	(10,078)
Total long-term debt - Cadence Bancorp, LLC	$283,558	$283,316

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

Junior Subordinated Debentures

In conjunction with the Company’s acquisition of Cadence Financial Corporation and Encore Bank, N.A., the junior subordinated debentures were marked to their fair value as of their respective acquisition dates. The related mark is being amortized over the remaining term of the junior subordinated debentures.  The following is a list of junior subordinated debt:

(In thousands)	June 30, 2018	December 31, 2017
Junior subordinated debentures, 3 month LIBOR plus 2.85%, due 2033	$30,000	$30,000
Junior subordinated debentures, 3 month LIBOR plus 2.95%, due 2033	5,155	5,155
Junior subordinated debentures, 3 month LIBOR plus 1.75%, due 2037	15,464	15,464
Total par value	50,619	50,619
Purchase accounting adjustment, net of amortization	(13,907)	(14,147)
Total junior subordinated debentures	$36,712	$36,472

Advances from FHLB and Borrowings from FRB

FHLB advances are collateralized by deposits with the FHLB, FHLB stock and loans. FHLB advances were $150 million as of June 30, 2018 and December 31, 2017.  The advances as of December 31, 2017 matured in January 2018.  The advances as of June 30, 2018 are fixed rate and will mature in February 2019. Any advances are collateralized by $1.6 billion of commercial and residential real estate loans pledged under a blanket lien arrangement as of June 30, 2018.

As of June 30, 2018 and December 31, 2017, the FHLB has issued for the benefit of the Bank irrevocable letters of credit totaling $385.6 million and $386.5 million, respectively. Included in the FHLB letters of credit is a $35 million irrevocable letter of credit in favor of the State of Alabama SAFE Program to secure certain deposits of the State of Alabama. This letter of credit expires September 27, 2018 upon 45 days’ prior notice of non-renewal; otherwise it automatically extends for a successive one-year term. Also included is a $350 million irrevocable letter of credit to secure a large treasury management deposit.  This letter of credit expires May 26, 2019 upon 45 days’ prior notice of non-renewal; otherwise it automatically extends for a successive one-year term.

There were no borrowings from the FRB discount window as of June 30, 2018 and December 31, 2017.  Any borrowings from the FRB will be collateralized by $781.1 million in commercial loans pledged under a borrower-in-custody arrangement.

Note 8—Other Noninterest Income and Other Noninterest Expense

The detail of the other noninterest income and other noninterest expense captions presented in the consolidated statements of income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Other noninterest income
Insurance revenue	$417	$1,828	$2,677	$3,957
Bankcard fees	1,915	1,862	3,799	3,674
Income from bank owned life insurance policies	910	767	1,845	1,826
Other	4,180	322	4,311	799
Total other noninterest income	$7,422	$4,779	$12,632	$10,256

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Other noninterest expenses
Net cost of operation of other real estate owned	112	427	60	723
Data processing expense	2,304	1,702	4,677	3,398
Consulting and professional fees	2,545	1,502	5,480	2,641
Loan related expenses	645	757	900	1,037
FDIC Insurance	1,223	954	2,178	2,447
Communications	703	675	1,407	1,330
Advertising and public relations	575	499	916	844
Legal expenses	468	508	3,095	979
Other	7,746	6,058	13,811	11,803
Total other noninterest expenses	$16,321	$13,082	$32,524	$25,202

Note 9—Income Taxes

Income tax expense for the three and six months ended June 30, 2018 was $8.4 million and $19.3 million compared to $13.6 million and $26.2 million for the same periods in 2017. The effective tax rate was 14.9% and 18.2% for the three and six months ended June 30, 2018 compared to 31.9% and 32.2% for the same periods in 2017. The decrease in the effective tax rate for the three and six months ended June 30, 2018 compared to the same periods in 2017 was primarily driven by the decrease in the statutory Federal tax rate established by The Tax Cuts and Jobs Act (“Tax Reform”) enacted on December 22, 2017 and a one-time bad debt deduction related to the legacy loan portfolio.

The effective tax rate is primarily affected by the amount of pre-tax income, tax-exempt interest income, and the increase in cash surrender value of bank-owned life insurance.  The effective tax rate is also affected by discrete items that may occur in any given period, but are not consistent from period-to-period, which may impact the comparability of the effective tax rate between periods.

As a result of Tax Reform enacted on December 22, 2017, deferred taxes are based on the newly enacted U.S. federal statutory income tax rate of 21%.  Deferred taxes as of June 30, 2017 are based on the previously enacted U.S. statutory federal income tax rate of 35%.  The provisional amount recorded related to the remeasurement of the Company’s deferred tax asset was $19.0 million, which was recorded in the fourth quarter of 2017 as income tax expense. Based on the information available and our current interpretation of Tax Reform, the Company has made reasonable estimates of the impact from the reduction in the U.S. federal statutory rate on the remeasurement of the deferred tax asset.  However, the Company’s deferred tax asset will continue to be evaluated in the context of Tax Reform, and may change as a result of evolving management interpretations, elections, and assumptions, as well as new guidance that may be issued by the Internal Revenue Service. Management expects to complete its analysis within the measurement period in accordance with SAB 118.  Nonetheless, there has been no change to the provisional net tax benefit we recorded in the fourth quarter of 2017.

Note 10—Earnings Per Common Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period including certain participating securities that contain rights to common stock dividend distributions. Diluted earnings per share includes the dilutive effect of additional potential common shares from stock compensation awards. There were no anti-dilutive securities excluded from the computation of earnings per share in the periods presented. The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the three and six months ended June 30, 2018 and 2017. See Note 18 – Equity-based Compensation for more information related to participating securities and dilutive shares.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Net income per consolidated statements of income	$47,974	$28,968	$86,799	$55,085
Net income allocated to participating securities	(60)	—	(106)	—
Net income allocated to common stock	$47,914	$28,968	$86,693	$55,085

Weighted average common shares outstanding Basic	83,625,000	81,918,956	83,625,000	78,478,591
Weighted average dilutive restricted stock units	1,167,657	32,839	1,108,732	352,795
Weighted average common shares outstanding (Diluted)	84,792,657	81,951,795	84,733,732	78,831,386

Earnings per common share (Basic)	$0.57	$0.35	$1.04	$0.70
Earnings per common share (Diluted)	$0.57	$0.35	$1.02	$0.70

Note 11—Related Party Transactions

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices, and are within applicable regulatory and lending limitations. The aggregate balances of related party loans and deposits as of June 30, 2018 and December 31, 2017 were insignificant.

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

The Federal Reserve, the FDIC and the OCC have issued guidelines governing the levels of capital that banks must maintain. The bank guidelines for the period as of June 30, 2018 specify capital tiers, which include the following classifications:

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

The most recent notification from the OCC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (the prompt corrective action requirements are not applicable to the Company). The actual capital amounts and ratios for the Company and the bank as of June 30, 2018 and December 31, 2017 are presented in the following table and as shown, are above the thresholds necessary to be considered “well-capitalized”. Management believes there are no conditions or events that would change that classification in the foreseeable future.

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
June 30, 2018
Tier 1 leverage	$1,171,531	10.7%	$1,265,583	11.6%
Common equity tier 1 capital	1,131,751	10.5	1,215,583	11.3
Tier 1 risk-based capital	1,171,531	10.9	1,265,583	11.8
Total risk-based capital	1,362,159	12.7	1,382,138	12.9
The minimum amounts of capital and ratios established by banking regulators are as follows:
Tier 1 leverage	$436,292	4.0%	$435,617	4.0%
Common equity tier 1 capital	484,088	4.5	483,920	4.5
Tier 1 risk-based capital	645,451	6.0	645,226	6.0
Total risk-based capital	860,601	8.0	860,302	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	$544,522	5.0%
Common equity tier 1 capital	N/A	N/A	698,995	6.5
Tier 1 risk-based capital	N/A	N/A	860,302	8.0
Total risk-based capital	N/A	N/A	1,075,377	10.0

	Consolidated Company		Bank
(In thousands)	Amount	Amount	Amount	Ratio
December 31, 2017
Tier 1 leverage	$1,096,438	10.7%	$1,198,234	11.7%
Common equity tier 1 (transitional)	1,058,888	10.6	1,149,181	11.5
Tier 1 risk-based capital	1,096,438	10.9	1,198,234	12.0
Total risk-based capital	1,283,561	12.8	1,311,376	13.1
The minimum amounts of capital and ratios established by banking regulators are as follows:
Tier 1 leverage	$410,770	4.0%	$410,743	4.0%
Common equity tier 1 (transitional)	450,951	4.5	450,874	4.5
Tier 1 risk-based capital	601,269	6.0	601,165	6.0
Total risk-based capital	801,691	8.0	801,553	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	$513,429	5.0%
Common equity tier 1 (transitional)	N/A	N/A	651,262	6.5
Tier 1 risk-based capital	N/A	N/A	801,553	8.0
Total risk-based capital	N/A	N/A	1,001,941	10.0

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

The Bank is required to maintain average reserve balances in the form of cash or deposits with the Federal Reserve Bank. The reserve balance varies depending upon the types and amounts of deposits. At June 30, 2018 and December 31, 2017, the required reserve balance with the Federal Reserve Bank was approximately $60.9 million and $70.9 million, respectively.

Note 13—Commitments and Contingent Liabilities

The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of banking business and which involve elements of credit risk, interest rate risk, and liquidity risk. The commitments and contingent liabilities are commitments to extend credit, home equity lines, overdraft protection lines, and standby letters of credit. Such financial instruments are recorded when they are funded. A summary of commitments and contingent liabilities at June 30, 2018 and December 31, 2017 is as follows:

(In thousands)	June 30, 2018	December 31, 2017
Commitments to extend credit	$3,584,668	$3,270,097
Commitments to grant loans	304,137	522,967
Standby letters of credit	139,543	101,718
Performance letters of credit	26,594	17,638
Commercial letters of credit	8,291	11,790

Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the three and six months ended June 30, 2018 and 2017. The Company does not anticipate any significant future losses as a result of these transactions.

The Company makes investments in limited partnerships, including certain low income housing partnerships for which tax credits are received. As of June 30, 2018 and December 31, 2017, unfunded capital commitments totaled $28.3 million and $20.3 million, respectively.

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

Note 15—Supplemental Cash Flow Information

	For the Six Months Ended June 30,
(In thousands)	2018	2017
Cash paid during the year for:
Interest	$48,428	$31,708
Income taxes, net of refunds	22,980	30,606
Non-cash investing activities (at fair value):
Transfers of loans to other real estate	2,208	6,415
Transfers of commercial loans to loans held for sale	3,500	—

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at June 30, 2018 and December 31, 2017:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2018
Investment securities available-for-sale:
U.S. Treasury securities	$95,680	$—	$95,680	$—
Obligations of U.S. government agencies	67,258	—	67,258	—
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	93,453	—	93,453	—
Issued by FNMA and FHLMC	420,372	—	420,372	—
Other residential mortgage-backed securities	39,743	—	39,743	—
Commercial mortgage-backed securities	110,304	—	110,304	—
Total MBS	663,872	—	663,872	—
Obligations of states and municipal subdivisions	217,047	—	217,047	—
Total investment securities available-for-sale	1,043,857	—	1,043,857	—
Equity securities with readily determinable fair values not held for trading	5,853	5,853	—	—
Derivative assets	8,831	—	8,831	—
Net profits interests	12,839	—	—	12,839
Investments in limited partnerships	8,852	—	—	8,852
Total recurring basis measured assets	$1,080,232	$5,853	$1,052,688	$21,691
Derivative liabilities	$43,849	$—	$43,849	$—
Total recurring basis measured liabilities	$43,849	$—	$43,849	$—

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Investment securities available-for-sale:
U.S. Treasury securities	$96,844	$—	$96,844	$—
Obligations of U.S. government agencies	81,224	—	81,224	—
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	106,027	—	106,027	—
Issued by FNMA and FHLMC	430,422	—	430,422	—
Other residential mortgage-backed securities	46,392	—	46,392	—
Commercial mortgage-backed securities	72,195	—	72,195	—
Total MBS	655,036	—	655,036	—
Obligations of states and municipal subdivisions	423,959	—	423,959	—
Total investment securities available-for-sale	1,257,063	—	1,257,063	—
Equity securities with readily determinable fair values not held for trading	5,885	5,885	—	—
Derivative assets	3,985	—	3,985	—
Net profits interests	15,833	—	—	15,833
Total recurring basis measured assets	$1,282,766	$5,885	$1,261,048	$15,833
Derivative liabilities	$25,307	$—	$25,307	$—
Total recurring basis measured liabilities	$25,307	$—	$25,307	$—

There were no transfers between the Level 1 and Level 2 fair value categories during the three and six months ended June 30, 2018 and 2017.

Changes in Level 3 Fair Value Measurements

 The tables below include a roll-forward of the condensed consolidated balance sheet amounts for the three and six months ended June 30, 2018 and 2017 for changes in the fair value of financial instruments within Level 3 of the valuation hierarchy that are recorded on a recurring basis. Level 3 financial instruments typically include unobservable components, but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology:

Level 3 Assets Measured at Fair Value on a Recurring Basis

	For the Three Months Ended June 30,
	2018	2017	2018	2017
(In thousands)	Net Profits Interests		Investments in Limited Partnerships
Beginning Balance	$14,295	$16,550	$7,514	$—
Net (losses) gains included in earnings	(1,333)	114	719	—
Contributions paid	—	—	883	—
Distributions received	(123)	(259)	(264)	—
Ending Balance at June 30, 2018	$12,839	$16,405	$8,852	$—
Net unrealized (losses) gains included in earnings relating to assets held at the end of the period	$(1,333)	$114	$719	$—

	For the Six Months Ended June 30,
	2018	2017	2018	2017
(In thousands)	Net Profits Interests		Investments in Limited Partnerships
Beginning Balance	$15,833	$19,425	$—	$—
Transfers in due to adoption of ASU 2016-01	—	—	5,518	—
Adjustment recorded in retained earnings due to adoption of ASU 2016-01	—	—	1,201	—
Net (losses) gains included in earnings	(2,202)	(2,531)	1,395	—
Contributions paid	—	—	1,108	—
Distributions received	(792)	(489)	(370)	—
Ending Balance at June 30, 2018	$12,839	$16,405	$8,852	$—
Net unrealized (losses) gains included in earnings relating to assets held at the end of the period	$(2,202)	$(2,531)	$1,395	$—

The fair value of the net profits interests in oil and gas reserves was estimated using discounted cash flow analyses applied to the expected cash flows from producing developed wells.  Expected cash flows are derived from reports prepared by consulting engineers under established professional standards for the industry. These expected cash flow projections contain significant unobservable inputs regarding the net recoverable oil and gas reserves and forward-looking commodity prices discounted at a rate of 10%. Therefore, the fair value is subject to change based on these commodity markets. An increase of 5% in the discount rate would not produce a material change in the fair value of the net profits interests.

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

Assets Recorded at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheets at June 30, 2018 and December 31, 2017, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2018
Loans held for sale	$33,118	—	$33,118	$—
Impaired loans, net of specific allowance	37,765	—	—	37,765
Other real estate	4,797	—	—	4,797
Total assets measured on a nonrecurring basis	$75,680	$—	$33,118	$42,562

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Loans held for sale	$61,359	$—	$61,359	$—
Impaired loans, net of specific allowance	65,087	—	—	65,087
Other real estate	7,605	—	—	7,605
Total assets measured on a nonrecurring basis	$134,051	$—	$61,359	$72,692

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

Significant unobservable inputs used in Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017 are summarized below:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
June 30, 2018
Impaired loans, net of specific allowance	$37,765	Appraised value, as adjusted	Discount to fair value	0% - 20%
		Discounted cash flow	Net recoverable oil and gas reserves and forward-looking commodity prices. Discount rate - 10%	0% - 13%(1)
		Discounted cash flow	Discount rates - 2.9% to 8.7%	0% - 20%(1)
		Enterprise value	Exit multiple 5x	13%
			Estimated closing costs	10%
Other real estate	4,797	Appraised value, as adjusted	Discount to fair value	0% - 20%
			Estimated closing costs	10%
(1) - Represents fair value as a percent of the unpaid principal balance.

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
December 31, 2017
Impaired loans, net of specific allowance	$65,087	Appraised value, as adjusted	Discount to fair value	0%-50%
		Discounted cash flow	Net recoverable oil and gas reserves and forward-looking commodity prices. Discount rate - 9%	0% - 29%(1)
		Discounted cash flow	Discount rates - 3.6% to 8.0%	0% - 1%(1)
			Estimated closing costs	10%
Other real estate	7,605	Appraised value, as adjusted	Discount of fair value	0%-20%
			Estimated closing costs	10%
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

Net profits interests.    The fair value of the net profits interests in oil and gas reserves was estimated using discounted cash flow analyses applied to the expected cash flows from producing developed wells.  Expected cash flows are derived from reports prepared by consulting engineers under established professional standards for the industry.

Investments in Limited Partnerships.  The fair value of certain investments in limited partnerships was estimated using the net asset value practical expedient provided by the partnership as allowed by ASC 820 for an equity security without a readily determinable fair value. Certain other limited partnerships without readily determinable fair values that do not qualify for the practical expedient are accounted for at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The investments in affordable housing projects are carried at amortized costs which approximates fair value (Note 20).

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

Limitations.    The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. The fair values for loans involve the use of significant internally-developed pricing assumptions due to market-illiquidity for loans net of unearned income and loans held for sale as of June 30, 2018 and December 31, 2017. These assumptions are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. This table only includes financial instruments of the Company, and, accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of the Company.

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2018
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$145,381	$145,381	$145,381	$—	$—
Interest-bearing deposits in other banks	437,828	437,828	437,828	—	—
Federal funds sold	19,962	19,962	19,962	—	—
Securities available-for-sale	1,043,857	1,043,857	—	1,043,857	—
Equity securities with readily determinable fair values not held for trading	5,853	5,853	5,853	—	—
Loans held for sale	33,118	33,118	—	33,118	—
Net loans	8,885,135	8,762,213	—	—	8,762,213
Derivative assets	8,831	8,831	—	8,831	—
Net profits interests	12,839	12,839	—	—	12,839
Investments in limited partnerships	33,865	33,865	—	—	33,865
Financial Liabilities:
Deposits	9,331,055	9,324,089	—	9,324,089	—
Advances from FHLB	150,000	150,000	—	150,000	—
Securities sold under agreements to repurchase	1,183	1,183	—	1,183	—
Senior debt	184,756	193,940	—	193,940	—
Subordinated debt	98,802	95,124	—	95,124	—
Junior subordinated debentures	36,712	48,939	—	48,939	—
Derivative liabilities	43,849	43,849	—	43,849	—

	December 31, 2017
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$238,707	$238,707	$238,707	$—	$—
Interest-bearing deposits in other banks	482,568	482,568	482,568	—	—
Federal funds sold	9,536	9,536	9,536	—	—
Securities available-for-sale	1,257,063	1,257,063	—	1,257,063	—
Securities held-to-maturity	290	311	—	311	—
Equity securities with readily determinable fair values not held for trading	5,885	5,885	5,885	—	—
Loans held for sale	61,359	61,359	—	61,359	—
Net loans	8,165,851	8,134,903	—	—	8,134,903
Derivative assets	3,985	3,985	—	3,985	—
Net profits interests	15,833	15,833	—	—	15,833

Financial Liabilities:
Deposits	9,011,515	9,006,890	—	9,006,890	—
Advances from FHLB	150,000	150,000	—	150,000	—
Securities sold under agreements to repurchase	1,026	1,026	—	1,026	—
Senior debt	184,629	194,484	—	194,484	—
Subordinated debt	98,687	94,724	—	94,724	—
Junior subordinated debentures	36,472	49,161	—	49,161	—
Derivative liabilities	25,307	25,307	—	25,307	—

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

The Financial Services Segment includes the Trust, Retail Brokerage, Investment Services and Insurance businesses. These businesses offer products independently to their own customers as well as to Banking Segment clients. Investment Services operates through the “Linscomb & Williams” name and prior to sale of the insurance business, Insurance operated though the “Cadence Insurance” name. (See “Sale of Subsidiary” in Note 1). The products offered by the businesses in the Financial Services Segment primarily generate non-banking service fee income. The Corporate Segment reflects parent-only activities and intercompany eliminations.

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

The following tables present the operating results of the segments as of and for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$100,515	$(700)	$(4,431)	$95,384
Provision for credit losses	1,263	—	—	1,263
Noninterest income	9,320	14,980	372	24,672
Noninterest expense	50,035	9,815	2,585	62,435
Income tax expense (benefit)	13,480	3,239	(8,335)	8,384
Net income	$45,057	$1,226	$1,691	$47,974

	Three Months Ended June 30, 2017
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$85,813	$1,617	$(5,046)	$82,384
Provision for credit losses	6,701	—	—	6,701
Noninterest income	11,511	11,398	80	22,989
Noninterest expense	46,997	8,593	544	56,134
Income tax expense (benefit)	15,269	1,548	(3,247)	13,570
Net income	$28,357	$2,874	$(2,263)	$28,968

	Six Months Ended June 30, 2018
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$196,615	$(1,307)	$(8,813)	$186,495
Provision for credit losses	5,643	—	—	5,643
Noninterest income	21,758	27,338	559	49,655
Noninterest expense	100,567	19,792	4,015	124,374
Income tax expense (benefit)	25,926	3,547	(10,139)	19,334
Net income	$86,237	$2,692	$(2,130)	$86,799
Total assets	$11,204,713	$95,232	$5,583	$11,305,528

	Six Months Ended June 30, 2017
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$165,117	$1,467	$(9,442)	$157,142
Provision for credit losses	12,487	—	—	12,487
Noninterest income	23,211	23,719	164	47,094
Noninterest expense	92,454	17,274	727	110,455
Income tax expense (benefit)	29,185	2,769	(5,745)	26,209
Net income	$54,202	$5,143	$(4,260)	$55,085

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

The Amended and Restated 2015 Omnibus Incentive Plan (the “Plan”) permits the Company to grant to employees and directors various forms of incentive compensation. The principal purposes of this plan are to focus directors, officers and other employees and consultants on business performance that creates shareholder value, to encourage innovative approaches to the business of the Company, and to encourage ownership of the Company’s stock. The Plan authorizes 7,500,000 common share equivalents available for grant, where grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. The number of remaining share equivalents available for future issuance under the Plan was 6,557,145 at June 30, 2018 assuming applicable performance goals are satisfied at target levels.

On April 2, 2018, the Company granted 270,105 shares of stock-based awards in the form of restricted stock units pursuant to and subject to the provisions of the Plan.  While the grant specifies a stated target number of units, the determination of the actual settlement in shares will be based in part on the achievement of certain financial performance measures of the Company over the three years ended December 31, 2020. For half of the units granted, these performance conditions will determine the actual units vested on March 31, 2021 and can be in the range of zero to two times the units granted.  The remaining half of the restricted stock units vest equally on March 31 of each of the next three years.  These grants include rights as a shareholder in the form of dividend equivalents. Dividend equivalents for time vested restricted stock units will be paid on each dividend payment date for the Company; dividend equivalents for the performance vesting restricted stock will be accrued and paid on the vested number of shares once the performance is achieved and the shares are issued.

On June 1, 2018, the Company commenced the 2018 Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase the Company’s Class A Common Stock (“Common Stock”) at a discount of 15% of the fair market value of a share of Class A Common Stock, defined as the closing price of Common Stock on the stock exchange for the first and last days of the purchase period (as defined). The total amount of the Company’s Common Stock on which options may be granted under the ESPP shall not exceed 500,000 shares. Shares of Common Stock subject to any unexercised portion of a terminated, canceled or expired option granted under the ESPP may again be used for options under the ESPP. No participating employee shall have any rights as a shareholder until the issuance of a stock certificate to the employee. There were 6,992 shares issued under the ESPP in the second quarter of 2018 which resulted in compensation expense of $29 thousand.

As of June 30, 2018, there were 942,855 outstanding non-vested restricted stock units with a weighted average grant date fair value of $11.26.  There were no forfeitures for the six months ended June 30, 2018 and 2017.   The following table is a summary of the restricted stock unit activity for the six months ended June 30, 2018:

	For the Six Months Ended June 30, 2018
	Number of Shares	Fair Value per Unit at Award Date
Non-vested at beginning of period	672,750	$5.14
Granted during the period	270,105	26.50
Non-vested at end of period	942,855	$11.26

The Company recorded $1.0 million and $1.4 million equity-based compensation expense for the outstanding restricted stock units for the three and six months ended June 30, 2018, respectively, compared to $385 thousand and $780 thousand for the same periods in 2017.  The remaining expense related to unvested restricted stock units is $7.6 million as of June 30, 2018 and will be recognized over the next 33 months.

Note 19—Accumulated Other Comprehensive Loss

Activity within the balances in accumulated other comprehensive loss is shown in the following tables for the six months ended June 30, 2018.

(In thousands)	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on defined benefit pension plans	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Accumulated other comprehensive gain (loss)
Balance at December 31, 2017	$(2,160)	$(531)	$(16,342)	$(19,033)
Net change	(27,097)	—	(10,401)	(37,498)
Balance at June 30, 2018	$(29,257)	$(531)	$(26,743)	$(56,531)

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

The Bank has invested in several affordable housing projects as a limited partner. The partnerships have qualified to receive annual affordable housing federal tax credits that are recognized as a reduction of current tax expense. The Company has determined that these structures meet the definition of VIE’s under Topic ASC 810 but that consolidation is not required, as the Bank is not the primary beneficiary. At June 30, 2018 and December 31, 2017, the Bank’s maximum exposure to loss associated with these limited partnerships was limited to the Bank’s investment. The Company accounts for these investments and the related tax credits using either the effective yield method or the proportional amortization method, depending upon the date of the investment. Under the effective yield method, the Bank recognizes the tax credits as they are allocated and amortizes the initial costs of the investments to provide a constant effective yield over the period that the tax credits are allocated. Under the proportional amortization method, the Bank amortizes the cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. At June 30, 2018 and December 31, 2017, the Company had recorded investments in other assets on its consolidated balance sheets of approximately $8.0 million and $7.9 million, respectively related to these investments.

Additionally, the Company invests in other certain limited partnerships accounted for under the fair value practical expedient of net asset value totaling $8.9 million as of June 30, 2018.  The company recognized a $0.5 million and $1.2 million gain for the three and six months ended June 30, 2018 related to these assets recorded at fair value through net income.  Certain other limited partnerships without readily determinable fair values that do not qualify for the practical expedient are accounted for at its cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments totaled $8.6 million as of June 30, 2018. Other limited partnerships are accounted for under the equity method totaling $8.5 million as of June 30, 2018. As of December 31, 2017 and prior to the adoption of ASU 2016-01, certain limited partnerships were accounted for under the cost method totaling $14.0 million and the equity method totaling $8.8 million

The following table presents a summary of the Company’s investments in limited partnerships subsequent to the adoption of ASU 2016-01 and as of June 30, 2018:

(In thousands)	As of June 30, 2018
Affordable housing projects (amortized cost)	$7,967
Limited partnerships accounted for under the fair value practical expedient of NAV	8,852
Limited partnerships without readily determinable fair values that do not qualify for the practical expedient of NAV accounted for under the cost method	8,586
Limited partnerships required to be accounted for under the equity method	8,460
Total investments in limited partnerships	$33,865

During 2016, the Bank received net profits interests in oil and gas reserves, in connection with the reorganization under bankruptcy of two loan customers. The Company has determined that these contracts meet the definition of VIE’s under Topic ASC 810, but that consolidation is not required as the Bank is not the primary beneficiary. The net profits interests are financial instruments and recorded at estimated fair value, which was $12.8 million and $15.8 million at June 30, 2018 and December 31, 2017, respectively, representing the maximum exposure to loss as of that date.

The Company has established a rabbi trust related to the deferred compensation plan offered to certain of its employees. The Company contributes employee cash compensation deferrals to the trust. The assets of the trust are available to creditors of the Company only in the event the Company becomes insolvent. This trust is considered a VIE because either there is no equity at risk in the trust or because the Company provided the equity interest to its employees in exchange for services rendered. The Company is considered the primary beneficiary of the rabbi trust as it has the ability to select the underlying investments made by the trust, the activities that most significantly impact the economic performance of the rabbi trust. The Company includes the assets of the rabbi trust as a component of other assets and a corresponding liability for the associated benefit obligation in other liabilities in its consolidated balance sheets. At June 30, 2018 and December 31, 2017, the amount of rabbi trust assets and benefit obligation was $3.7 million and $3.6 million, respectively.

Note 21—Subsequent Events

On July 20, 2018, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.15 per share of common stock, representing an annualized dividend of $0.60 per share.  The dividend will be paid on September 17, 2018 to holders of record of the Class A common stock on September 4, 2018.

On July 26, 2018, Cadence Bancorp, LLC completed a secondary offering of 12,500,000 shares of Class A common stock, par value $0.01 per share of the Company, at a price to the public of $28.40 per share, less underwriting discounts and commissions, as described in a prospectus supplement, dated July 24, 2018, filed with the Securities and Commission on July 26, 2018. The Company itself did not sell any shares of Class A Common Stock and did not receive any proceeds from the offering, and the offering did not change the number of shares of the Company’s Class A Common Stock that are currently outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis presents our results of operations and financial condition on a consolidated basis for the three and six months ended June 30, 2018.  This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of June 30, 2018 compared to December 31, 2017 for the balance sheets and the three and six months ended June 30, 2018 compared to June 30, 2017 for the statements of income.

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

Overview

Cadence Bancorporation is a bank holding company and a Delaware corporation headquartered in Houston, Texas, and is the parent company of Cadence Bank, National Association (N.A.). With $11.3 billion in assets, $9.0 billion in total loans (net of unearned discounts and fees), $9.3 billion in deposits and $1.4 billion in shareholders’ equity as of June 30, 2018, we currently operate a network of 65 branch locations across Texas, Alabama, Florida, Mississippi and Tennessee. We focus on middle-market commercial lending, complemented by retail banking and wealth management services, and provide a broad range of banking services to businesses, high net worth individuals and business owners.

We operate Cadence Bancorporation through three operating segments: Banking, Financial Services and Corporate. Our Banking Segment, which represented approximately 89% of our total revenues for the six months ended June 30, 2018, consists of our Commercial Banking, Retail Banking and Private Banking lines of business. Our Commercial Banking activities focus on commercial and industrial (“C&I”), community banking, business banking and commercial real estate lending and treasury management services to clients in our geographic footprint in Texas and the southeast United States. Within our Commercial Banking line of business, we focus on select industries, which we refer to as our “specialized industries,” in which we believe we have specialized experience and service capabilities. These industries include franchise restaurant, healthcare and technology. Energy lending is also an important part of our business as energy production and energy related industries are meaningful contributors to the economy in our Texas market. In our Retail Banking business line, we offer a broad range of banking services through our branch network to serve the needs of consumers and small businesses. In our Private Banking business line, we offer banking services, such as deposit services and residential mortgage lending, to affluent clients and business owners.

We are focused on organic growth and expanding our position in our markets. We believe that our franchise is positioned for continued growth as a result of prudent lending both in our markets and nationally through our specialized industries units, experienced relationship managers and a client-centered, relationship-driven banking model. We believe our continued growth is supported by (i) our attractive geographic footprint, (ii) our stable and cost efficient deposit funding, (iii) our veteran board of directors and management team, (iv) our capital position and (v) our credit quality and risk management processes.

Proposed Merger with State Bank Financial Corporation (“State Bank”)

On May 11, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with State Bank Financial Corporation, a Georgia corporation (“State Bank”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, State Bank will merge with and into Cadence (the “Merger”), with Cadence surviving the Merger. Immediately following the Merger, State Bank’s wholly owned bank subsidiary, State Bank and Trust Company, will merge with and into the Bank (the “Bank Merger”). The Bank will be the surviving entity in the Bank Merger. The Merger Agreement was unanimously approved by the Board of Directors of each of Cadence and State Bank.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), State Bank shareholders will have the right to receive 1.160 shares (the “Exchange Ratio”) of Class A common stock, par value $0.01 per share, of Cadence (“Cadence Common Stock”) for each share of common stock, par value $0.01 per share, of State Bank (“State Bank Common Stock”). Each State Bank restricted stock award will vest and be cancelled and converted automatically at the Effective Time into the right to receive 1.160 shares of Cadence Common Stock in respect of each share of State Bank Common Stock underlying such award. Each State Bank warrant will be converted automatically at the Effective Time into a warrant to purchase shares of Cadence Common Stock, with the number of underlying shares and per share exercise price adjusted to reflect the Exchange Ratio.

Based on the number of shares of Cadence Class A common stock and State Bank common stock outstanding as of May 11, 2018, the last trading day before public announcement of the merger, it is expected that Cadence stockholders will hold approximately 65%, and State Bank shareholders will hold approximately 35%, of the shares of the combined company outstanding immediately after the merger.

We have filed a registration statement on Form S-4 with the Securities and Exchange Commission with respect to the issuance of its common stock in connection with the Merger, which registration statement was declared effective by the Securities and Exchange Commission on July 24, 2018. The Merger is expected to close in the fourth quarter of 2018.

Selected Financial Data

The following table summarizes certain selected consolidated financial data for the periods presented. The historical consolidated financial information presented below contains financial measures that are not presented in accordance with U.S. GAAP and which have not been audited. See “Table 31 - Non-GAAP Financial Measures.”

Table 1 – Selected Financial Data

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
(In thousands, except per share data)	2018	2017	2018	2017	2017
Statement of Income Data:
Net income	$47,974	$28,968	$86,799	$55,085	$102,353
Net interest income	95,384	82,384	186,495	157,142	326,216
Noninterest income - service fees and revenue	21,395	22,144	45,300	44,632	90,052
Noninterest expense	62,435	56,134	124,374	110,455	233,356
Provision for credit losses	1,263	6,701	5,643	12,487	9,735
Efficiency ratio (1)	52.00	53.27	52.67	54.08	54.77
Adjusted efficiency ratio (1)	50.74	53.15	50.81	54.04	53.98
Period-End Balance Sheet Data:
Investment securities, available-for-sale	$1,043,857	$1,074,188	$1,043,857	$1,074,188	$1,257,063
Total loans, net of unearned income	8,975,755	7,716,621	8,975,755	7,716,621	8,253,427
Allowance for credit losses ("ACL")	90,620	93,215	90,620	93,215	87,576
Total assets	11,305,528	9,811,557	11,305,528	9,811,557	10,948,926
Total deposits	9,331,055	7,930,383	9,331,055	7,930,383	9,011,515
Total shareholders’ equity	1,389,956	1,304,054	1,389,956	1,304,054	1,359,056
Asset Quality Ratios:
Total nonperforming assets ("NPAs") to total loans and OREO and other NPAs	0.63%	1.82%	0.63%	1.82%	0.85%
Total ACL to total loans	1.01	1.21	1.01	1.21	1.06
ACL to total nonperforming loans ("NPLs")	230.60	88.81	230.60	88.81	183.62
Net charge-offs to average loans (2)	0.10	0.09	0.06	0.04	0.06
Capital Ratios:
Total shareholders’ equity to assets	12.3%	13.3%	12.3%	13.3%	12.4%
Tangible common equity to tangible assets (1)	9.8	10.3	9.8	10.3	9.7
Common equity tier 1 (CET1)	10.5	10.9	10.5	10.9	10.8
Tier 1 leverage capital	10.7	11.0	10.7	11.0	11.1
Tier 1 risk-based capital	10.9	11.3	10.9	11.3	11.2
Total risk-based capital	12.7	13.4	12.7	13.4	13.4
_____________________
(1) - Considered a non-GAAP financial measure. See Table 33 "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(2) - Annualized for the three and six months ended June 30, 2018 and 2017.

Summary of Results of Operations - Three and Six Months Ended June 30, 2018

Net income for the three months ended June 30, 2018 totaled $48.0 million, a $19.0 million, or 65.6%, increase compared to $29.0 million for the same period in 2017. The primary drivers of the net $19.0 million increase included a $13.0 million increase in net interest income  , a $5.4 million decrease in the provision for credit losses, and a $5.2 million decrease in income taxes, offset by an increase in noninterest expense of $6.3 million.

Net income for the six months ended June 30, 2018 totaled $86.8 million, a $31.7 million, or 57.6%, increase compared to $55.1 million for the same period in 2017. The primary drivers of the net increase included a $29.4 million increase in net interest income, a $6.8 million decrease in the provision for credit losses, and a $6.9 million decrease in income taxes. The resulting earnings per diluted common share for the three and six months ended June 30, 2018 were $0.57 and $1.02, compared to $0.35 and $0.70 for the same periods of 2017.

The second quarter of 2018 included non-routine revenues and expenses, including a $4.9 million pre-tax gain on the sale of the assets of our insurance company, $1.8 million net loss on sales of securities, $1.2 million of secondary offering expenses, $0.8 million of acquisition related costs and $1.1 million of expenses related to the sale of the assets of our insurance company.  These non-routine revenues and expenses had a $0.07 after-tax increase in earnings per diluted common share for the three months ended June 30, 2018.

Net interest income was $95.4 million for the three months ended June 30, 2018, a $13.0 million, or 15.8%, increase compared to the same period of 2017. Our net interest spread decreased to 3.26% for the three months ended June 30, 2018 compared to 3.42% for the same period in 2017, and the net interest margin on an annualized basis decreased 5 basis points to 3.66% from 3.71%. These declines in spread and margin were due to accelerated timing of recovery accretion income on acquired credit impaired loans in the 2017 periods.  Recovery income was $0.6 million and $1.0 million for the three and six months ended June 30, 2018, and $4.5 million and $5.1 million for the three and six months ended June 30, 2017, respectively.

Net interest income was $186.5 million for the six months ended June 30, 2018, a $29.4 million, or 18.7% , increase compared to the same period of 2017. Our net interest spread decrease to 3.27% for the six months ended June 30, 2018 compared to 3.32% for the same period in 2017, and the net interest margin on an annualized basis increased 7 basis points to 3.65% from 3.58%. The increases in net interest margin are primarily a result of our asset sensitive balance sheet and strong growth in our earning assets, partially offset by timing of recovery accretion income discussed above.

Service fees and revenue were $21.4 million in the three months ended June 30, 2018, a decrease of $0.7 million, or 3.4%, over the same period in 2017. The period-over-period decrease is due to the decrease in insurance revenue due to the sale of the assets of the insurance company in the 2018 period, partially offset by broad based business line growth in financial service fee revenues, credit fees and service charges.

Service fees and revenue were $45.3 million in the six months ended June 30, 2018, an increase of $0.7 million, or 1.5%, over the same period in 2017. The period-over-period increase included increases in investment advisory revenue, credit related fees and service fees on deposits.  The increases were offset by the decrease in insurance revenue after the sale of the assets of the insurance company in the second quarter of 2018.

Noninterest expense for the three months ended June 30, 2018 increased $6.3 million, or 11.2%, to $62.4 million compared to $56.1 million during the same period of 2017.  The three months ended June 30, 2018 included $3.6 million growth in salaries and benefits driven by business growth and related incentives, $1.2 million in consulting and professional fees and other expenses related to the May 2018 secondary offering, $1.1 million in expenses related to the sale of the assets of our insurance company and $0.8 million in other expenses specific to acquisition related costs.

Noninterest expense for six months ended June 30, 2018 increased $13.9 million, 12.6%, to $124.4 million compared to $110.5 million during the same period of 2017. The six months ended June 30, 2018 included higher salary and benefits expenses driven by business growth and related incentives, expenses related to the secondary offerings of $2.5 million, legal costs of $2.3 million related to litigation settlement of a pre-acquisition matter of a legacy acquired bank, $1.1 million in expenses related to the sale of the assets of our insurance company and $0.8 million in other expenses specific to acquisition related costs, partially offset by lower intangible amortization, and net cost of operation of other real estate owned.

Our efficiency ratio was 52.00% for the three months ended June 30, 2018, an improvement over the 53.27% efficiency ratio for the same period of 2017. Our efficiency ratio was 52.67% for the six months ended June 30, 2018, an improvement over the 54.08% efficiency ratio for the same period of 2017. Our adjusted efficiency ratio was 50.74% for the three months ended June 30, 2018, an improvement over the 53.15% adjusted efficiency ratio for the same period of 2017. Our adjusted efficiency ratio was 50.81% for the six months ended June 30, 2018, an improvement over the 54.04% efficiency ratio for the same period of 2017. A reconciliation of our non-GAAP measures is included in Table 31.

Provision for credit losses decreased $5.4 million, or 81.2%, to $1.3 million in the three months ended June 30, 2018, compared to $6.7 million in the same period of 2017.  Provision for credit losses decreased $6.8 million, or 54.8%, to $5.6 million in the six months ended June 30, 2018, compared to $12.5 million in the same period of 2017.  (See “—Provision for Credit Losses” and “—Asset Quality”). The lower provision for credit losses in 2018 was primarily related to improving credit quality in the energy portfolio offset by some credit migration within in the restaurant segment. Annualized net charge-offs were 0.10% of average loans during the three months ended June 30, 2018 compared to 0.09% of average loans during the same period of 2017.

Summary of Financial Condition as of June 30, 2018

Our total loans, net of unearned income, increased $722.3 million, or 8.8%, from December 31, 2017 to $9.0 billion at June 30, 2018, which was driven by originated loan growth of $739.7 million, partially offset by a decrease of $17.4 million in the acquired loan portfolio. Our organic loan growth reflects increases in general C&I, commercial real estate and residential portfolios.

From an asset quality perspective, total nonperforming assets (“NPAs”) decreased $13.8 million, or 19.6%, compared to December 31, 2017. The decrease in NPAs from December 31, 2017 is primarily related to pay downs and resolutions within the energy portfolio.  (See “—Asset Quality). Our total allowance for credit losses increased $3.0 million, or 3.5%, from $87.6 million at December 31, 2017 to $90.6 million at June 30, 2018, and represented approximately 1.0% of total loans at both June 30, 2018 and December 31, 2017.

Total deposits increased $319.5 million, or 3.5%, to $9.33 billion, at June 30, 2018, from $9.01 billion at December 31, 2017.  Over the same period, noninterest-bearing deposits decreased $105.4 million, or 4.7%, and comprised 22.9% and 24.9% of total deposits at June 30, 2018 and December 31, 2017, respectively. Interest-bearing deposits increased $424.9 million, or 6.3%, and comprised 77.1% and 75.1% of total deposits at June 30, 2018 and December 31, 2017, respectively.  There was a decrease in brokered deposits of $45.4  million from December 31, 2017.

Overall, our Tier 1 leverage ratio increased 6 basis points, total risk-based capital ratio decreased 15 basis points and Tier 1 risk-based capital ratio decreased 5 basis points from December 31, 2017. We met all capital adequacy requirements and the Bank continued to exceed the minimum requirements to be considered well-capitalized under regulatory guidelines as of June 30, 2018.

Results of Operations

Earnings

We reported net income for the three and six months ended June 30, 2018 of $48.0 million and $86.8 million, respectively, compared to $29.0 million and $55.1 million for the three and six months ended June 30, 2017, respectively. The following table presents key earnings data for the periods indicated:

Table 2 – Key Earnings Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Net income	$47,974	$28,968	$86,799	$55,085
Net income per common share
- basic (1)	0.57	0.35	1.04	0.70
- diluted (1)(4)	0.57	0.35	1.02	0.70
Dividends declared per share	0.125	—	0.25	—
Dividend payout ratio(2)	21.93%	—%	24.04%	—%
Net interest margin	3.66	3.71	3.65	3.58
Net interest spread	3.26	3.42	3.27	3.32
Return on average assets(2)	1.72	1.19	1.58	1.14
Return on average equity(2)	14.16	9.29	12.96	9.48
Return on average tangible common equity(2)(3)	18.58	12.63	17.07	13.23

(1)	34.2 million of our outstanding shares were owned by Cadence Bancorp, LLC as of June 30, 2018. See Note 21 – Subsequent Events for more information on our outstanding shares.
(2)	Annualized for the three and six months ended June 30, 2018 and 2017.
(3)	Considered a non-GAAP financial measure. See “Table 31 - Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(4)	Includes common stock equivalents (“CSE”) of 1,167,657 and 32,389 for the three months ended June 30, 2018 and 2017, and 1,108,732 and 352,795 for the six months ended June 30, 2018 and 2017.

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

 Table 3 – ACI Interest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Scheduled accretion for the period	$5,016	$6,075	$10,208	$12,406
Recovery income for the period	594	4,450	1,025	5,060
Total interest realized on the ACI portfolio	$5,610	$10,525	$11,233	$17,466
Yield on ACI Portfolio
Scheduled accretion for the period	8.29%	8.09%	8.31%	8.10%
Recovery income for the period	0.99	5.93	0.83	3.31
Total yield on the ACI portfolio	9.28%	14.02%	9.14%	11.41%

  The following table is a rollforward of the accretable difference on our ACI portfolio for the periods indicated:

Table 4 - Accretable Difference Rollforward

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Balance at beginning of period	$76,074	$93,115	$78,422	$98,728
Decreases from accretion, maturities/payoffs, foreclosures and charge-offs	(7,297)	(10,332)	(14,203)	(19,309)
Reclass from nonaccretable difference	3,512	3,005	8,070	6,369
Balance at end of period	$72,289	$85,788	$72,289	$85,788

Three Months Ended June 30, 2018 and 2017

Our net interest income, fully-tax equivalent (FTE), for the three months ended June 30, 2018 and 2017 was $96.1 million  and  $84.2 million, respectively, an increase of  $11.9 million. Our net interest margin for the three months ended June 30, 2018 and 2017 was 3.66% and 3.71%, respectively, a decrease of 5 basis points. As shown in Table 3 the higher net interest margin in the second quarter of 2017 is the result of $4.5 million in recovery accretion as compared to $0.6 million in the second quarter of 2018. The yield on our total loan portfolio increased 42 basis points to 5.16% for the three months ended June 30, 2018 compared to 4.74% for the three months ended June 30, 2017 due to an increase in the rate and volume of our originated portfolio. The following table sets forth, on a tax equivalent basis, the components of our net interest income with the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three months ended June 30, 2018:

Table 5- Rate/Volume Analysis

	Three Months Ended June 30,
	2018 vs. 2017
	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2018	2017	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated and ANCI loans	$108,130	$79,904	$28,226	$13,460	$14,766
ACI portfolio	5,610	10,525	(4,915)	(3,120)	(1,795)
Interest on securities:
Taxable	5,518	4,178	1,340	380	960
Tax-exempt (2)	3,547	5,208	(1,661)	(890)	(771)
Interest on fed funds and short-term investments	1,269	688	581	226	355
Interest on other investments	634	695	(61)	(136)	75
Total interest income	124,708	101,198	23,510	9,920	13,590
Expense from interest-bearing liabilities:
Interest on demand deposits	11,700	6,354	5,346	4,569	777
Interest on savings deposits	133	119	14	11	3
Interest on time deposits	10,497	5,298	5,199	3,323	1,876
Interest on other borrowings	3,785	2,896	889	207	682
Interest on subordinated debentures	2,464	2,324	140	128	12
Total interest expense	28,579	16,991	11,588	8,238	3,350
Net interest income	$96,129	$84,207	$11,922	$1,682	$10,240

(1)	The change in interest income due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
(2)

Interest income and yields are presented on a tax equivalent basis using a Federal tax rate of 21% and 35% for the three months ended June 30, 2018 and 2017, respectively, on our state, county and municipal investment portfolios.

Our total interest income (FTE) for the three months ended June 30, 2018 totaled $124.7 million compared to $101.2 million in the three months ended June 30, 2017. This increase is primarily the result of an increase in the volume and yield of our originated loans. The yield on our originated loan portfolio reflects an increase in LIBOR rates in our loan portfolio. The lower FTE yield on our tax exempt securities reflects the lower Federal tax rate of 21% in 2018 compared to 35% in 2017.

The following table presents a comparison of loan portfolio yield for the three months ended June 30, 2018 and 2017:

Table 6 - Loan Portfolio Yield

	Three Months Ended June 30,
	2018			2017
	Average	Interest		Average	Interest
(In thousands)	Balance	Income	Yield	Balance	Income	Yield
Loans, net of unearned income
Originated loans	$8,430,875	$105,536	5.02%	$7,146,663	$77,088	4.33%
ANCI loans	175,378	2,594	5.93	202,269	2,816	5.58
ACI Loans	242,567	5,610	9.28	301,116	10,525	14.02
Total loans	$8,848,820	$113,740	5.16%	$7,650,048	$90,429	4.74%

The yield on our ACI portfolio fluctuates due to the volume and timing of cash flows received or expected to be received. The yield on our ACI portfolio for the three months ended June 30, 2018 was 9.28% compared to 14.02% for the three months ended June 30, 2017. During the three months ended June 30, 2018, interest income on the ACI portfolio included $0.6 million in recovery income, compared to $4.5 million in the three months ended June 30, 2017. These amounts were realized on certain individual loans that were settled before expected, or where we received amounts above our estimates. Excluding these amounts, as shown in Table 3, the yield on our ACI loans would have been 8.29% for the three months ended June 30, 2018 compared to 8.09% for the three months ended June 30, 2017. Our total loan yield, excluding these amounts, would have been 5.13% and 4.51% for the three months ended June 30, 2018 and 2017, respectively.

Our interest expense for the three months ended June 30, 2018 and 2017 was $28.6 million and $17.0 million, respectively, an increase of $11.6 million. This increase is primarily related to the impact of higher market rates on our interest bearing demand accounts and time deposits. Our cost of interest bearing deposits increased to 1.27% for the three months ended June 30, 2018 compared to 0.77% for the three months ended June 30, 2017.  Our cost of borrowings for the three months ended June 30, 2018 and 2017 was 4.21% and 4.10%, respectively, and is primarily related to an increase in LIBOR rates from the prior period.

The following table presents, on a tax equivalent basis, for the three months ended June 30, 2018 and 2017, our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis, except for ACI loans, which is a monthly average.

Table 7 – Average Balances, Net Interest Income and Interest Yields/Rates

	Three Months Ended June 30,
	2018			2017
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)
Originated and ANCI loans	$8,606,253	$108,130	5.04%	$7,348,932	$79,904	4.36%
ACI portfolio	242,567	5,610	9.28	301,116	10,525	14.02
Total loans	8,848,820	113,740	5.16	7,650,048	90,429	4.74
Investment securities
Taxable	838,842	5,518	2.64	688,464	4,178	2.43
Tax-exempt (2)	344,213	3,547	4.13	410,843	5,208	5.08
Total investment securities	1,183,055	9,065	3.07	1,099,307	9,386	3.42
Federal funds sold and short-term investments	452,074	1,269	1.13	312,287	688	0.88
Other investments	55,909	634	4.55	50,064	695	5.57
Total interest-earning assets	10,539,858	124,708	4.75	9,111,706	101,198	4.45
Noninterest-earning assets:
Cash and due from banks	80,000			59,220
Premises and equipment	62,711			65,392
Accrued interest and other assets	629,228			640,403
Allowance for credit losses	(93,365)			(90,366)
Total assets	$11,218,432			$9,786,355

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$4,712,302	$11,700	1.00%	$4,232,497	$6,354	0.60%
Savings deposits	189,567	133	0.28	186,307	119	0.26
Time deposits	2,175,235	10,497	1.94	1,676,170	5,298	1.27
Total interest-bearing deposits	7,077,104	22,330	1.27	6,094,974	11,771	0.77
Other borrowings	459,678	3,785	3.30	375,681	2,896	3.09
Subordinated debentures	135,409	2,464	7.30	134,692	2,324	6.92
Total interest-bearing liabilities	7,672,191	28,579	1.49	6,605,347	16,991	1.03
Noninterest-bearing liabilities:
Demand deposits	2,058,255			1,845,447
Accrued interest and other liabilities	129,216			84,344
Total liabilities	9,859,662			8,535,138
Shareholders' equity	1,358,770			1,251,217
Total liabilities and shareholders' equity	$11,218,432			$9,786,355
Net interest income/net interest spread		96,129	3.26%		84,207	3.42%
Net yield on earning assets/net interest margin			3.66%			3.71%
Taxable equivalent adjustment:
Investment securities		(745)			(1,823)
Net interest income		$95,384			$82,384

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2)	Interest income and yields are presented on a taxable equivalent basis using a tax rate of 21% and 35% for the three months ended June 30, 2018 and 2017, respectively.

Six months ended June 30, 2018 and 2017

Our net interest income, fully-tax equivalent (FTE), for the six months ended June 30, 2018 and 2017 was  $188.1 million and  $160.8 million, respectively, an increase of $27.3 million . Our net interest margin for the six months ended June 30, 2018 and 2017 was 3.65% and 3.58%, respectively, an increase of 7 basis points. The yield on our total loan portfolio increased 51 basis points to 5.05% for the six months ended June 30, 2018 compared to 4.54% for the six months ended June 30, 2017 due to an increase in the rate and volume of our originated portfolio. The following table sets forth, on a tax equivalent basis, the components of our net interest income with the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the six months ended June 30, 2018:

	Six Months Ended June 30,
	2018 vs. 2017
	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2018	2017	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated and ANCI loans	$205,298	$153,773	$51,525	$26,430	$25,095
ACI portfolio	11,233	17,466	(6,233)	(3,125)	(3,108)
Interest on securities:
Taxable	10,636	8,479	2,157	550	1,607
Tax-exempt (2)	7,681	10,460	(2,779)	(2,017)	(762)
Interest on fed funds and short-term investments	2,799	1,113	1,686	717	969
Interest on other investments	1,023	1,364	(341)	(587)	246
Total interest income	238,670	192,655	46,015	21,968	24,047
Expense from interest-bearing liabilities:
Interest on demand deposits	20,725	11,886	8,839	7,638	1,201
Interest on savings deposits	248	231	17	17	-
Interest on time deposits	17,988	9,419	8,569	5,567	3,002
Interest on other borrowings	6,740	5,698	1,042	596	446
Interest on subordinated debentures	4,860	4,618	242	217	25
Total interest expense	50,561	31,852	18,709	14,035	4,674
Net interest income	$188,109	$160,803	$27,306	$7,933	$19,373

(1)	The change in interest income due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
(2)

Interest income and yields are presented on a tax equivalent basis using a Federal tax rate of 21% and 35% for the six months ended June 30, 2018 and 2017, respectively, on our state, county and municipal investment portfolios.

Our total interest income (FTE) for the six months ended June 30, 2018 totaled $238.7 million compared to $192.7 million in the six months ended June 30, 2017. This increase is primarily the result of an increase in the volume and yield of our originated loans. The yield on our originated loan portfolio reflects an increase in LIBOR rates in our loan portfolio. The lower FTE yield on our tax exempt securities reflects the lower Federal tax rate of 21% in 2018 compared to 35% in 2017.

The following table presents a comparison of loan portfolio yield for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018			2017
	Average	Interest		Average	Interest
(In thousands)	Balance	Income	Yield	Balance	Income	Yield
Loans, net of unearned income
Originated loans	$8,213,607	$200,167	4.91%	$7,081,941	$148,119	4.22%
ANCI loans	186,273	5,131	5.55	210,113	5,654	5.43
ACI Loans	247,714	11,233	9.14	308,807	17,466	11.41
Total loans	$8,647,594	$216,531	5.05%	$7,600,861	$171,239	4.54%

The yield on our ACI portfolio fluctuates due to the volume and timing of cash flows received or expected to be received. The yield on our ACI portfolio for the six months ended June 30, 2018 was 9.14% compared to 11.41% for the six months ended June 30, 2017. During the six months ended June 30, 2018, interest income on the ACI portfolio included $1.0 million in recovery income, compared to $5.1 million in the six months ended June 30, 2017. These amounts were realized on certain individual loans that were settled before expected, or where we received amounts above our estimates. Excluding these amounts, the yield on our ACI loans would have been 8.31% for the six months ended June 30, 2018 compared to 8.10% for the six months ended June 30, 2017. Our total loan yield, excluding these amounts, would have been 5.03% and 4.41% for the six months ended June 30, 2018 and 2017, respectively.

Our interest expense for the six months ended June 30, 2018 and 2017 was $50.6 million and $31.9 million, respectively, a increase of $18.7 million. This increase is primarily related to the impact of higher market rates on our interest bearing demand accounts and time deposits. Our cost of interest bearing deposits increased to 1.13% for the six months ended June 30, 2018 compared to 0.71% for the six months ended June 30, 2017.  Our cost of borrowings for the six months ended June 30, 2018 and 2017 was 4.50% and 4.22%, respectively, and is primarily related to an increase in LIBOR rates from the prior period.

The following table presents, on a tax equivalent basis, for the six months ended June 30, 2018 and 2017, our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis, except for ACI loans, which is a monthly average.

	Six Months Ended June 30,
	2018			2017
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)
Originated and ANCI loans	$8,399,880	$205,298	4.93%	$7,292,054	$153,773	4.25%
ACI portfolio	247,714	11,233	9.14	308,807	17,466	11.41
Total loans	8,647,594	216,531	5.05	7,600,861	171,239	4.54
Investment securities
Taxable	833,067	10,636	2.57	705,371	8,479	2.42
Tax-exempt (2)	375,433	7,681	4.13	406,799	10,460	5.19
Total investment securities	1,208,500	18,317	3.06	1,112,170	18,939	3.43
Federal funds sold and short-term investments	483,372	2,799	1.17	288,453	1,113	0.75
Other investments	52,467	1,023	3.93	49,061	1,364	5.61
Total interest-earning assets	10,391,933	238,670	4.63	9,050,545	192,655	4.29
Noninterest-earning assets:
Cash and due from banks	86,403			56,351
Premises and equipment	62,841			65,843
Accrued interest and other assets	621,236			642,391
Allowance for credit losses	(91,243)			(86,335)
Total assets	$11,071,170			$9,728,795

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$4,753,479	$20,725	0.88%	$4,343,503	$11,886	0.55%
Savings deposits	184,642	248	0.27	184,289	231	0.25
Time deposits	2,042,862	17,988	1.78	1,603,201	9,419	1.18
Total interest-bearing deposits	6,980,983	38,961	1.13	6,130,993	21,536	0.71
Other borrowings	384,916	6,740	3.53	358,173	5,698	3.21
Subordinated debentures	135,321	4,860	7.24	134,600	4,618	6.92
Total interest-bearing liabilities	7,501,220	50,561	1.36	6,623,766	31,852	0.97
Noninterest-bearing liabilities:
Demand deposits	2,093,231			1,851,518
Accrued interest and other liabilities	126,067			82,007
Total liabilities	9,720,518			8,557,291
Shareholders' equity	1,350,652			1,171,504
Total liabilities and shareholders' equity	$11,071,170			$9,728,795
Net interest income/net interest spread		188,109	3.27%		160,803	3.32%
Net yield on earning assets/net interest margin			3.65%			3.58%
Taxable equivalent adjustment:
Investment securities		(1,614)			(3,661)
Net interest income		$186,495			$157,142

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2)	Interest income and yields are presented on a taxable equivalent basis using a tax rate of 21% and 35% for the six months ended June 30, 2018 and 2017, respectively.

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

The provision for credit losses totaled $1.3 million and $5.6 million for the three and six months ended June 30, 2018, compared to $6.7 million $12.5 million for the three and six months ended June 30, 2017. The following is a summary of our provision for credit losses for the periods indicated presented by originated, ANCI and ACI portfolios:

Table 8 – Provision for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Originated Loans
Commercial and industrial	$524	$3,884	$5,996	$9,088
Commercial real estate	(25)	2,428	(217)	2,753
Consumer	1,078	493	262	944
Small business	112	13	686	219
Total originated loans	1,689	6,818	6,727	13,004
ANCI Loans
Commercial and industrial	(33)	578	(170)	608
Commercial real estate	(6)	(40)	(152)	(42)
Consumer	61	(68)	39	8
Small business	(64)	11	(172)	(155)
Total ANCI	(42)	481	(455)	419
ACI Loans
Commercial and industrial	(6)	(46)	(11)	(183)
Commercial real estate	(193)	203	(368)	318
Consumer	(185)	(755)	(250)	(1,071)
Small business	—	—	—	—
Total ACI	(384)	(598)	(629)	(936)
Total Loans
Commercial and industrial	485	4,416	5,815	9,513
Commercial real estate	(224)	2,591	(737)	3,029
Consumer	954	(330)	51	(119)
Small business	48	24	514	64
Total provision for credit losses	$1,263	$6,701	$5,643	$12,487

Our originated loan portfolio is categorized into specific risk segments that are subject to estimated loss rates according to their respective segment and risk rating. The primary driver of the originated ACL is the underlying credit quality of the loans, which have seen credit risk migration trends as the portfolio has become more seasoned. We recognized $1.3 million and $5.6 million in provision during the three and six months ended June 30, 2018, respectively, which included $1.7 million and $6.7 million provision related to the originated portfolio. The provision for the three and six months ended June 30, 2018 was primarily related to loan growth in the C&I portfolio.  The decrease in originated loan provision for the three and six months ended June 30, 2018 compared to the same periods in 2017 is primarily attributable to improved credit quality in the energy portfolio offset by some credit migration within the restaurant segment.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of income generated from the services we provide our customers.

Noninterest income totaled  $24.7 million and $49.7 million  for the three and six months ended June 30, 2018, compared to $23.0 million  and $47.1 million for the three and six months ended June 30, 2017.  The increase in our service fees and revenue for the six months ended June 30, 2018 compared to the same period in 2017 is primarily attributable to investment advisory revenue, credit-related fees and other service fee revenue.

The following table compares noninterest income for the three and six months ended June 30, 2018 and 2017:

Table 9 – Noninterest Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Investment advisory revenue	$5,343	$5,061	5.6%	$10,642	$9,977	6.7%
Trust services revenue	4,114	4,584	(10.3)	9,129	9,815	(7.0)
Service charges on deposit accounts	3,803	3,784	0.5	7,763	7,599	2.2
Credit related fees	3,807	2,741	38.9	7,384	5,488	34.5
Insurance revenue	417	1,828	(77.2)	2,677	3,957	(32.3)
Bankcard fees	1,915	1,862	2.8	3,799	3,674	3.4
Mortgage banking income	650	1,213	(46.4)	1,227	2,079	(41.0)
Other service fees	1,346	1,071	25.7	2,679	2,043	31.1
Total service fees and revenue	21,395	22,144	(3.4)	45,300	44,632	1.5
Securities losses, net	(1,813)	(244)	NM	(1,801)	(163)	NM
Other	5,090	1,089	367.4	6,156	2,625	134.5
Total other noninterest income	3,277	845	287.8	4,355	2,462	76.9
Total noninterest income	$24,672	$22,989	7.3%	$49,655	$47,094	5.4%

NM – Not Meaningful

Investment Advisory Revenue. Our investment advisory revenue is comprised largely of investment management and financial planning revenues generated through our subsidiary Linscomb & Williams, Inc. (“L&W”). The 5.6% and 6.7% increase in investment advisory revenue for the three and six months ended June 30, 2018 to $5.3 million and $10.6 million was mostly due to growth in assets under management due to both new customer origination and market improvements.

Trust Services Revenue. We earn fees from our customers for trust services. For the three months ended June 30, 2018 and 2017, trust fees totaled $4.1 million and $4.6 million, respectively, a decrease of $0.5 million, or 10.3%. For the six months ended June 30, 2018 and 2017, trust fees totaled $9.1 million and $9.8 million, respectively, a decrease of $0.7 million, or 7.0%. The decrease was primarily due to the transfer of certain deposit relationships from trust to treasury management and decline in assets under management to $2.1 billion at June 30, 2018 from $2.4 billion at June 30, 2017.

Service Charges on Deposit Accounts. We earn fees from our customers for deposit-related services. For the three months ended June 30, 2018 and 2017, service charges and fees totaled $3.8 million and $3.8 million, which is an increase of 0.5%.  For the six months ended June 30, 2018 and 2017, service charges and fees totaled $7.8 million and $7.6 million, which is an increase of 2.2%.  The increase was largely due to an increase in account analysis fees.

Credit-Related Fees. Our credit-related fees include fees related to credit advisory services, unfunded commitment fees and letter of credit fees. For the three and six months ended June 30, 2018, credit-related fees increased 38.9% and 34.5%, respectively, to $3.8 million and $7.4 million, respectively, compared to $2.7 million and $5.5 million for the three and six months ended June 30, 2017, primarily as a result of an increase in unfunded commitment and letter of credit fees.

Insurance Revenue. Our insurance revenue is comprised of insurance commissions generated through our wholly-owned subsidiary, Cadence Insurance. Our insurance revenue was $0.4 million $2.7 million for the three and six months ended June 30, 2018 compared to $1.8 million and $4.0 million for the same periods in 2017.  The decreases of $1.4 million and $1.3 million for the three and six months ended June 30, 2018 is the result of the sale of the insurance company in the second quarter.

Bankcard Fees. Our bankcard fees are comprised of automated teller machine (“ATM”) network fees and debit card revenue. Our bankcard fees were $1.9 million and $3.8 million for the three and six months ended June 30, 2018, respectively.  The increase of 2.8% and 3.4% for three and six months ended June 30, 2018 was primarily due to increased volume and customer expansion.

Mortgage Banking Revenue. Our mortgage banking revenue is comprised of mortgage loan sales and servicing income. The decreases of $0.6 million and $0.9 million, or 46.4% and 41.0%, for the three and six months ended June 30, 2018, respectively, were mostly due to lower gains related to decreased volumes originated and sold in the secondary market.

Other Service Fees. Our other service fees include retail services fees. For the three and six months ended June 30, 2018, other service fees totaled $1.3 million and $2.7 million, respectively. The increase over the three and six months ended June 30, 2017 was largely due to an increase in sweep account income.

Other Income. The increase in other income for the three and six months ended June 30, 2018 compared to 2017 is related to the gain on sale of our insurance subsidiary partially offset by the decline in the estimated fair value of a net profits interest in oil and gas reserves due to lower forecasted production.

Noninterest Expenses

The following table compares noninterest expense for the three and six months ended June 30, 2018 and 2017:

Table 10 – Noninterest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Salaries and employee benefits	$38,268	$34,682	10.3%	$75,621	$68,949	9.7%
Premises and equipment	7,131	7,180	(0.7)	14,722	13,873	6.1
Intangible asset amortization	715	1,190	(39.9)	1,507	2,431	(38.0)
Net cost of operation of other real estate owned	112	427	(73.8)	60	723	(91.7)
Data processing expense	2,304	1,702	35.4	4,677	3,398	37.6
Consulting and professional fees	2,545	1,502	69.4	5,480	2,641	107.5
Loan related expenses	645	757	(14.8)	900	1,037	(13.2)
FDIC Insurance	1,223	954	28.2	2,178	2,447	(11.0)
Communications	703	675	4.1	1,407	1,330	5.8
Advertising and public relations	575	499	15.2	916	844	8.5
Legal expenses	468	508	(7.9)	3,095	979	216.1
Other	7,746	6,058	27.9	13,811	11,803	17.0
Total Noninterest Expense	$62,435	$56,134	11.2%	$124,374	$110,455	12.6%

Noninterest expense was $62.4 million and $124.4 million for the three and six months ended June 30, 2018, compared to $56.1 million and $110.5 million for the three and six months ended June 30, 2017.  The increase of $6.3 million and $13.9 million, or 11.2% and 12.6%, respectively, for the three and six months ended June 30, 2018, compared to the same periods in 2017 was driven by increases in salaries and benefits, premises and equipment, data processing, consulting and professional fees and legal fees.

Salaries and Employee Benefits. Salaries and employee benefit costs are the largest component of noninterest expense and include employee payroll expense, incentive compensation, health insurance, benefit plans and payroll taxes. Salaries and employee benefits increased $3.6 million and $6.7 million, or 10.3% and 9.7%, for the three and six months ended June 30, 2018 compared to 2017, respectively, driven by business growth and related incentives. Regular compensations makes up the majority of the total salaries and employee benefits category.  Regular compensation increased 2.4% and 4.6% for the three and six months ended June 30, 2018 compared to 2017, respectively.  The following table provides additional detail of our salaries and employee benefits expense for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Salaries and employee benefits
Regular compensation	$21,676	$21,176	$43,173	$41,259
Incentive compensation	11,441	8,802	21,098	17,269
Taxes and employee benefits	5,151	4,704	11,350	10,421
Total salaries and employee benefits	$38,268	$34,682	$75,621	$68,949

Premises and Equipment. Rent, depreciation and maintenance costs comprise the majority of premises and equipment expenses, which decreased 0.7% for the three months ended June 30, 2018.  Premises and equipment expenses increased 6.1%, for the six months ended June 30, 2018. This increase includes the increase in certain maintenance costs and new equipment.

Intangible Asset Amortization. In conjunction with our previous acquisitions, we recorded core deposit and other customer intangible assets of approximately $66.0 million, which are being amortized on an accelerated basis over a seven- to ten-year period.

Net Cost of Operation of Other Real Estate Owned. Net cost of operation of other real estate owned primarily represents our gains (losses) on other real estate owned resulting from the sale or write-down of foreclosed property. During the three and six months ended June 30, 2018, we had net gains from the sale/write-down of foreclosed properties totaling $73 thousand and $377 thousand compared to net losses of $175 thousand and $292 thousand for the same periods in 2017. Our other costs of operations continue to decline as the volume and complexity of these properties diminishes. See “—Nonperforming Assets” for detail of foreclosed properties as of June 30, 2018.

Data Processing. Data processing expense for our operating systems totaled $2.3 million and $4.7 million for the three and six months ended June 30, 2018, respectively, compared to $1.7 million and $3.4 million for the same periods in 2017, an increase of 35.4% and 37.6%, respectively. The increases reflects growth in our business as well as cost related to a trust system upgrade and outsourcing.

Consulting and Professional Services. Consulting and professional services expenses include consulting, audit and professional fees paid to external parties. For the three and six months ended June 30, 2018, our consulting and professional services increased $1.0 million and $2.8 million, respectively, or 69.4% and 107.5%, respectively compared to the same periods in 2017.  The increases are related to the February 2018 and May 2018 secondary offerings costs of $1.4 million and $1.2 million, respectively.

Loan-Related Expenses. Loan-related expenses include costs related to maintaining our various loan portfolios. For the three and six months ended June 30, 2018, our loan-related expenses totaled $645 thousand and $900 thousand, respectively, compared to $757 thousand and $1,037 thousand, respectively, for the same periods in 2017. The increases are related to insurance costs on serviced loans and may fluctuate between periods.

FDIC Insurance. We are subject to risk-based assessment fees by the FDIC for deposit insurance. For the three months ended June 30, 2018, FDIC insurance expense increased $0.3 million and decreased $0.3 million for the six months ended June 30, 2018. Our FDIC assessment will vary between reported periods as it is determined based on our size and various risk factors.

Communications. Communications expenses include expenses related to both voice and data communications. During the three and six months ended June 30, 2018, our communications expenses increased slightly to $0.7 million and $1.4 million, respectively, from $0.7 million and $1.3 million for the same periods in 2017.

Advertising and Public Relations. Advertising and public relations expenses for the three and six months ended June 30, 2018 increased $76 thousand and $72 thousand, respectively, or 15.2% and 8.5%, respectively.  The increases were driven by overall business growth.  Our advertising and public relations expenses are seasonal and can fluctuate between quarters.

Legal Expenses. Our legal expenses include fees paid to outside counsel related to general legal matters as well as loan resolutions. For the three months ended June 30, 2018  our legal fees decreased $40 thousand compared to the same period in 2017.  Legal fees increased $2.1 million   compared to the six months ended June 30, 2017. Legal fees for the first quarter of 2018 included $2.2 million in legal costs associated with litigation related to a pre-acquisition matter of a legacy acquired bank.  This matter was fully resolved in the first quarter of 2018.

Other. These expenses include costs for merger related expenses, insurance, supplies, education and training, and other operational expenses. For the three and six months ended June 30, 2018, other noninterest expenses increased 27.9% and 17.0%, respectively, compared to the same periods in 2017.  The increases include merger related expenses of $0.8 million in the second quarter of 2018

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2018 was $8.4 million and $19.3 million, respectively, compared to $13.6 million and $26.2 million for the same periods in 2017.

The effective tax rate was 14.9% and 18.2% for the three and six months ended June 30, 2018, respectively, compared to 31.9% and 32.24% for the same periods in 2017. The decrease in the effective tax rate for the three and six months ended June 30, 2018 compared to the same periods in 2017 was driven by the decrease in the statutory Federal tax rate established by
The Tax Cuts and Jobs Act (“Tax Reform”) enacted in December 2017 as well as a $6.0 million benefit in the second quarter of 2018 due to timing of bad debt deductions related to legacy acquired loans.

The effective tax rate is primarily affected by the amount of pre-tax income, tax-exempt interest income, and the increase in cash surrender value of bank-owned life insurance.  The effective tax rate is also affected by discrete items that may occur in any given period but are not consistent from period-to-period, which may impact the comparability of the effective tax rate between periods.

As a result of Tax Reform enacted on December 22, 2017, deferred taxes are based on the newly enacted U.S. federal statutory income tax rate of 21%.  Deferred taxes as of June 30, 2017 are based on the previously enacted U.S. statutory federal income tax rate of 35%.  The provisional amount recorded related to the remeasurement of the Company’s deferred tax asset was $19.0 million, which was recorded in the fourth quarter of 2017 as income tax expense. Based on the information available and our current interpretation of Tax Reform, the Company has made reasonable estimates of the impact from the reduction in the U.S. federal statutory rate on the remeasurement of the deferred tax asset.  However, the Company’s deferred tax asset will continue to be evaluated in the context of Tax Reform, and may change as a result of evolving management interpretations, elections, and assumptions, as well as new guidance that may be issued by the Internal Revenue Service. Management expects to complete its analysis within the measurement period in accordance with SAB 118.  Nonetheless, there has been no change to the provisional net tax benefit we recorded in the fourth quarter of 2017.

Financial Condition

The following table summarizes selected components of our balance sheet as of the periods indicated.

Table 11 – Selected Balance Sheet Data

	As of		Average Balance
(In thousands)	June 30, 2018	December 31, 2017	Three Months Ended June 30,2018	Six Months Ended June 30,2018	Year Ended December 31, 2017
Total assets	$11,305,528	$10,948,926	$11,218,432	$11,071,171	$10,020,036
Total interest-earning assets	10,567,048	10,120,137	10,539,858	10,391,933	9,345,046
Total interest-bearing liabilities	7,665,100	7,239,564	7,672,191	7,501,220	6,714,907
Short-term and other investments	508,465	542,113	507,983	535,838	363,464
Securities available for sale	1,043,857	1,257,063	1,177,235	1,202,530	1,155,819
Loans, net of unearned income	8,975,755	8,253,427	8,753,428	8,554,538	7,825,763
Goodwill	307,083	317,817	314,161	315,979	317,817
Noninterest bearing deposits	2,137,407	2,242,765	2,058,255	2,093,231	1,965,070
Interest bearing deposits	7,193,648	6,768,750	7,077,104	6,980,983	6,221,711
Borrowings and subordinated debentures	471,453	470,814	595,086	520,237	493,196
Shareholders' equity	1,389,956	1,359,056	1,358,770	1,350,652	1,253,861

Investment Portfolio

Our available-for-sale securities portfolio decreased $213.2 million, or 17.0%, to $1.04 billion at June 30, 2018, from $1.26 billion at December 31, 2017. In the second quarter of 2018, we sold approximately $187.8 million of available-for-sale investment securities as part of an effort to rebalance the portfolio.  We reduced our target concentration of tax free municipal securities from approximately 35% down to 25%.  At June 30, 2018, our investment securities portfolio was 9.9% of our total interest-earning assets and produced an average taxable equivalent yield of 3.07% and 3.06% for the three and six months ended June 30, 2018, respectively.

The following table sets forth the fair value of the available-for-sale securities at the dates indicated:

Table 12 –Investment Portfolio

	As of
(In thousands)	June 30, 2018	December 31, 2017	Percent Change 2018 vs 2017
Investment securities available for sale:
U.S. Treasury securities	$95,680	$96,844	(1.2)%
U.S. Agency securities	67,258	81,224	(17.2)
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS):
Residential pass-through:
Guaranteed by GNMA	93,453	106,027	(11.9)
Issued by FNMA and FHLMC	420,372	430,422	(2.3)
Other residential mortgage-backed securities	39,743	46,392	(14.3)
Commercial mortgage-backed securities	110,304	72,195	52.8
Total MBS	663,872	655,036	1.3
State, county and municipal securities	217,047	423,959	(48.8)
Total investment securities available for sale	$1,043,857	$1,257,063	(17.0)%

The following table summarizes the investment securities with unrealized losses at June 30, 2018 by aggregated major security type and length of time in a continuous unrealized loss position:

Table 13 –Unrealized Losses in the Investment Portfolio

	June 30, 2018
	Less than 12 Months		More than 12 Months		Total

(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Temporarily Impaired
U.S. Treasury securities	$—	$—	$95,680	$4,814	$95,680	$4,814
U.S. Agency securities	52,182	337	10,732	111	62,914	448
Mortgage-backed securities:
Residential pass-through	391,963	10,401	97,384	4,771	489,347	15,172
Other residential mortgage-backed securities	24,721	578	13,336	1,098	38,057	1,676
Commercial mortgage-backed securities	42,411	785	62,259	5,272	104,670	6,057
Total MBS	459,095	11,764	172,979	11,141	632,074	22,905
State, county and municipal securities	84,377	2,572	121,701	10,887	206,078	13,459
Total temporarily impaired securities	$595,654	$14,673	$401,092	$26,953	$996,746	$41,626

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

Loan Portfolio

We originate commercial and industrial loans, commercial real estate loans (including construction loans), residential mortgages and other consumer loans. A strong emphasis is placed on the commercial portfolio, consisting of commercial and industrial and commercial real estate loan types, with over 76% of the portfolio residing in these loan types as of June 30, 2018. Our commercial portfolio is further diversified by industry concentration and includes loans to clients in specialized industries, including restaurant, healthcare and technology. Additional commercial lending activities include energy, construction, general corporate loans, business banking and community banking loans. Mortgage, wealth management and retail make up the majority of the consumer portfolio.

The following tables present total loans outstanding by portfolio component and class of financing receivable as of June 30, 2018 and December 31, 2017. The tables below are presented using a risk-based perspective of the loan portfolio. Total loan balances include ANCI loans, originated loans and ACI loans combined. Subsequent tables present the ANCI, ACI and originated loans separately.

Table 14 –Loan Portfolio

	Total Loans		Change
(In thousands)	June 30, 2018	December 31, 2017	2018 vs 2017	Percent
Commercial and Industrial
General C&I	$3,162,087	$2,746,454	$415,633	15.13%
Restaurant industry	1,072,843	1,035,538	37,305	3.60
Energy sector	993,751	935,371	58,380	6.24
Healthcare	469,043	416,423	52,620	12.64
Total commercial and industrial	5,697,724	5,133,786	563,938	10.98
Commercial Real Estate
Income producing	1,083,041	1,082,929	112	0.01
Land and development	78,257	75,472	2,785	3.69
Total commercial real estate	1,161,298	1,158,401	2,897	0.25
Consumer
Residential real estate	1,844,122	1,690,814	153,308	9.07
Other	63,304	74,922	(11,618)	(15.51)
Total consumer	1,907,426	1,765,736	141,690	8.02
Small Business Lending	239,719	221,855	17,864	8.05
Total (Gross of Unearned Discount and Fees)	9,006,167	8,279,778	726,389	8.77
Unearned Discount and Fees	(30,412)	(26,351)	(4,061)	15.41
Total (Net of Unearned Discount and Fees)	$8,975,755	$8,253,427	$722,328	8.75%

Commercial and Industrial. Commercial and Industrial (“C&I”) loans increased by $563.9 million, or 11.0%, since December 31, 2017 and represented 63.3% of our total loan portfolio at June 30, 2018, compared to 62.0% of total loans at December 31, 2017. Approximately 36% of the originated commercial loan portfolio (combining C&I and CRE) consists of shared national credits, which vary by industry and geography. These transactions are generally relationship-based and have the potential for ancillary business. As of June 30, 2018, 89% of the shared national credit portfolio, or $2.1 billion, resides in the commercial and industrial segment of the loan portfolio, on a loan balance basis. As of June 30, 2018, the largest category of shared national credits is the Energy sector, representing 27.4% of the shared national credits portfolio, or $660.7 million as of June 30, 2018 compared to 24% of the shared national credits portfolio, or $716 million as of December 31, 2017.  The next largest category of shared national credits is the Restaurant industry at 24% of all shared national credits, or $584.6 million, compared to 24% and $731.2 million as of December 31, 2017. The remaining amount of the shared national credit portfolio can be found in the services, healthcare and other categories and, to a lesser amount, the CRE segment of the loan portfolio. Additionally, all shared national credits are part of the originated loan portfolio. In the first quarter of 2018, the OCC’s definition of a SNC increased the threshold from $20 million to extensions aggregating more than $100 million, reducing our outstanding balances defined as SNCs.

Our C&I loan growth reflects our strategic focus on this broad loan category. We seek further diversification within C&I loans by industry to mitigate concentration risk in any one industry and/or risk type. Our specialized industries are significant drivers of the growth and diversification of this portion of our loan portfolio. Energy and specialized industries lending have experienced teams with extensive knowledge on their industry, allowing for quality underwriting and relationship-based lending.

General C&I. As of June 30, 2018 our general C&I category included the following types of loans: finance and insurance, professional services, commodities excluding energy, manufacturing, real estate activities, transportation, media and telecom and other. C&I loans typically provide working capital, equipment financing and financing for expansion, and are generally secured by assignments of corporate assets including accounts receivable, inventory and/or equipment.

Energy. Energy lending is an important part of our business and our energy team is comprised of experienced lenders with significant product expertise and long-standing relationships. Additionally, energy production and energy related industries are substantial contributors to the economies in the Houston metropolitan area and the state of Texas. As of June 30, 2018, energy loans outstanding totaled $993.8 million, or 11.0% of total loans compared to $935.4 million, or 11.3% as of December 31, 2017. We strive for a rigorous and thorough approach to energy underwriting and credit monitoring. As of June 30, 2018 we had an allowance for credit losses of $10.3 million for our energy loans, or 1.04% of the energy portfolio compared to $17.0 million, or 1.82% as of December 31, 2017. (See “—Provision for Credit Losses” and “—Allowance for Credit Losses”). As of June 30, 2018, we had $24.9 million of nonperforming energy credits compared to $42.8 million of nonperforming energy credits as of December 31, 2017.  In addition, 6.0% of the energy portfolio was criticized or classified as of June 30, 2018 compared to 11.5% at December 31, 2017. We recorded net charge-offs of approximately $2.2 million on our energy portfolio during the three months ended June 30, 2018 , which included a $3.4 million gross charge-off of a shared national credit, which was fully reserved, and a $1.2 million recovery of another energy credit. As presented in the following table our energy lending business is comprised of three areas: Exploration and Production (“E&P”), Midstream and Energy Services:

Table 15 –Energy Loan Portfolio

	Energy Sector		As of June 30, 2018
(In thousands)	June 30, 2018	December 31, 2017	Unfunded Commitments	Criticized/ Classified
Outstanding Balance
E&P	$276,674	$278,171	$137,218	$50,863
Midstream	565,624	557,800	567,907	6,611
Energy Services	151,453	99,400	105,814	2,557
Total energy sector	$993,751	$935,371	$810,939	$60,031
Percent to total loans	11.0%	11.3%
Allocated ACL
E&P	$7,924	$12,892
Midstream	1,511	1,582
Energy Services	858	2,509
Total allocated ACL	$10,293	$16,983
ACL as a Percentage of Outstanding Balances
E&P	2.86%	4.63%
Midstream	0.27	0.28
Energy Services	0.57	2.52
Total percentage	1.04%	1.82%

E&P loans outstanding totaled $276.7 million and comprised approximately 27.8% of outstanding energy loans as of June 30, 2018 compared to $278.2 million, or 29.7%, of outstanding energy loans as of December 31, 2017. E&P customers are primarily businesses that derive a majority of their revenues from the sale of oil and gas and whose credit needs require technical evaluation of oil and gas reserves. Emphasis for E&P is on high quality, independent producers with proven track records. Our E&P credit underwriting includes a combination of well-by-well analyses, frequent updates to our pricing decks and engaging energy engineers to actively monitor the portfolio and provide credit redeterminations, at a minimum, every six months. At least quarterly, and more frequently during periods of higher commodity price volatility, we adjust the base and sensitivity price decks on which we value our clients’ oil and gas reserves. Generally, we seek to follow the shape of the NYMEX strips for oil and natural gas, but at a discount to the strip. In periods of higher commodity prices, our discount from the strip is higher whereas in lower price periods our discount is lower. The price decks utilized in our engineering analysis are approved by our senior credit risk management committee. Borrowing base redeterminations occur every spring and fall, with the spring redeterminations completed prior to the end of the second quarter and fall determinations completed prior to the end of the fourth quarter.

Midstream loans outstanding totaled $565.6 million and comprised approximately 56.9% of outstanding energy loans as of June 30, 2018 compared to $557.8 million, or approximately 59.6% of outstanding energy loans as of December 31, 2017. Midstream lending is generally to customers who handle the gathering, treating and processing, storage or transportation of oil and gas. These customers’ businesses are typically less price sensitive than other energy segments given the nature of their fee-based revenue streams. Underwriting guidelines for the Midstream portfolio generally require a first lien on all assets as collateral.

Energy Services loans outstanding totaled $151.5 million and comprised approximately 15.2% of outstanding energy as of June 30, 2018 compared to $99.4 million, or approximately 11% of outstanding energy loans, as of December 31, 2017. Energy Services lending targets oilfield service companies that provide equipment and services used in the exploration for and extraction of oil and natural gas. Customers consist of a wide variety of businesses, including production equipment manufacturers, chemical sales, water transfer, rig equipment and other early and late stage services companies.

Specialized lending. The following table includes our specialized lending portfolio as of the dates presented:

Table 16 –Specialized Lending Portfolio

	Originated C&I Loans - Specialized Lending
	As of
(In thousands)	June 30, 2018	December 31, 2017	Unfunded Commitments as of June 30, 2018
Specialized Industries
Restaurant industry	$1,072,843	$1,035,538	$324,767
Healthcare	461,694	408,665	230,035
Technology	519,369	411,050	101,892
Total specialized industries	$2,053,906	$1,855,253	$656,694

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

Commercial Real Estate. Commercial real estate (“CRE”) loans decreased by $2.9 million, or 0.3%, since December 31, 2017. CRE loans represented 12.9% of our total loan portfolio as of June 30, 2018, compared to 14.0% of total loans as of December 31, 2017. Income Producing CRE includes non-owner occupied loans secured by commercial real estate, regardless of the phase of the loan (construction versus completed). Commercial construction loans are primarily included in Income Producing CRE. Additionally, all real estate investment trust and income producing loans are included in the Income Producing CRE segment. Land, lots and homebuilder loans are included in the land and development segment. All owner occupied CRE loans reside in the various C&I segments in which the underlying risk exists.  Our CRE lending team is a group of experienced relationship managers focusing on construction and income producing property lending which generally have property or sponsors located in our geographic footprint. CRE loans are secured by a variety of property types, including multi-family dwellings, office buildings, industrial properties and retail facilities.

Consumer. Consumer loans increased by $141.7 million, or 8.0%, from December 31, 2017 to June 30, 2018. Consumer loans represented 21.2% of total loans at June 30, 2018, compared to 21.4% of total loans at December 31, 2017. We originate residential real estate mortgages that are held for investment as well as held for sale in the secondary market. Approximately 14.1% of the consumer portfolio relates to acquired portfolios compared to 15.1% as of December 31, 2017. Our originated consumer loan portfolio totaled $1.64 billion as of June 30, 2018, an increase of $139.0 million, or 9.3% from December 31, 2017.

Small Business. Small Business loans increased by $17.9 million, or 8.1% from December 31, 2017 to June 30, 2018. Small business loans represented 2.7% of the total loan portfolio at June 30, 2018 and December 31, 2017. The small business category is defined as all commercial loans with a transactional exposure of $1.5 million or less and relationship exposure of $2.0 million or less.

Concentrations of Credit. Our concentrations of credit are closely and consistently monitored by the Company. Individual concentration limits are assessed and established, as needed, on a quarterly basis and measured as a percentage of risk-based capital. All concentrations greater than 25% of risk-based capital require a concentration limit, which are monitored and reported to the board of directors on at least a quarterly basis. In addition to the loan categories in the loan portfolio section, we manage concentration limits for construction, multifamily, office building, leveraged loans, technology loans, specialty chemical, and non-specialized enterprise value loans.

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

Credit policies have been established for each type of lending activity in which we engage, with a particular focus given to the commercial side of the Bank. Policies are evaluated and updated as needed based on changes in guidance and regulations as well as business needs of the Bank.

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

Nonperforming Assets. Nonperforming assets (“NPAs”) primarily consist of nonperforming loans and property acquired through foreclosures or repossession (which we refer to as other real estate owned or “OREO”). The following tables present nonperforming assets and additional asset quality data for the dates indicated:

Table 17 –Nonperforming Assets

	As of June 30, 2018
(Recorded Investment in thousands)	Originated	ANCI	ACI	Total
Nonperforming loans ("NPLs"):
Commercial and industrial	$35,904	$—	$—	$35,904
Commercial real estate	2	—	—	2
Consumer	1,447	1,465	—	2,912
Small business	166	357	—	523
Total NPLs	37,519	1,822	—	39,341
Foreclosed OREO and other NPAs	12,943	150	4,410	17,503
Total nonperforming assets ("NPAs")	$50,462	$1,972	$4,410	$56,844
NPLs as a percentage of total loans	0.42%	0.02%	0.00%	0.44%
NPLs as a percentage of portfolio	0.44%	0.89%	0.00%
NPAs as a percentage of loans plus OREO/other NPAs	0.56%	0.02%	0.05%	0.63%
NPAs as a percentage of portfolio plus OREO/other NPAs	0.59%	0.96%	1.83%
NPAs as a percentage of total assets	0.45%	0.02%	0.04%	0.50%
Accruing 90 days or more past due	$131	$56	$13,915	$14,102

	As of December 31, 2017
(Recorded Investment in thousands)	Originated	ANCI	ACI	Total
Nonperforming loans ("NPLs"):
Commercial and industrial	$43,085	$—	$—	$43,085
Commercial real estate	—	—	225	225
Consumer	1,519	2,222	—	3,741
Small business	199	443	—	642
Total NPLs	44,803	2,665	225	47,693
Foreclosed OREO and other NPAs	15,973	187	6,805	22,965
Total nonperforming assets ("NPAs")	$60,776	$2,852	$7,030	$70,658
NPLs as a percentage of total loans	0.54%	0.03%	0.00%	0.58%
NPLs as a percentage of portfolio	0.57%	1.35%	0.09%
NPAs as a percentage of loans plus OREO/other NPAs	0.73%	0.03%	0.08%	0.85%
NPAs as a percentage of portfolio plus OREO/other NPAs	0.78%	1.44%	2.63%
NPAs as a percentage of total assets	0.56%	0.03%	0.06%	0.65%
Accruing 90 days or more past due	$773	$54	$16,988	$17,815

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

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, under the terms of the restructured loan. For the three and six months ended June 30, 2018 , approximately $1.5 million and $2.5 million, respectively, of contractual interest accrued on nonperforming loans was not recognized in earnings; however, approximately $1.3 million and $1.6 million, respectively, of contractual interest paid was recognized on the cash basis.

Our nonperforming loans were 0.44% of our loan portfolio as of June 30, 2018 compared to 0.58% of our loan portfolio as of December 31, 2017, with the decrease primarily due to continued resolutions within the energy portfolio. As of June 30, 2018, we had $24.9 million in energy credits considered nonperforming, of which $22.3 million are shared national credits.

The following table includes our originated nonperforming loans and assets for the periods presented.

Table 18 – Originated Nonperforming Assets

	As of
(Recorded Investment in thousands)	June 30, 2018	December 31, 2017
Nonperforming loans ("NPLs"):
Commercial and industrial
Energy- E&P	$22,331	$36,896
- Midstream	—	—
- Energy Services	2,557	5,926
Restaurant industry	10,764	—
Other commercial	252	263
Commercial real estate	2	—
Consumer	1,447	1,519
Small business	166	199
Total NPLs - originated portfolio	37,519	44,803
E&P - net profits interests	12,839	15,833
Foreclosed OREO	104	140
Total net profits interest and other nonperforming assets ("NPAs") - originated portfolio	12,943	15,973
Total nonperforming assets ("NPAs") - originated portfolio	$50,462	$60,776
NPLs as a percentage of total loans	0.42%	0.54%

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

The balance of foreclosed OREO was $4.8 million as of June 30, 2018 compared to $7.6 million as of December 31, 2017, with over 90% related to foreclosures resulting from our ACI loan portfolio. As of June 30, 2018 and December 31, 2017, there had been no additions to OREO resulting from foreclosure or repossession from a shared national credit. In the second and fourth quarters of 2016, we received net profits interests (“NPIs”) in certain oil and gas reserves related to energy credit bankruptcies related to two energy portfolio shared national credits that were charged-off in 2016. These NPIs are considered financial instruments and recorded at fair value and are subject to the volatility of oil and gas prices and other operational factors outside of our control.  The balance of the NPIs was $12.8 million as of June 30, 2018 compared to $15.8 million as of December 31, 2017.  The decrease was primarily attributable to a decline in the estimated fair value due to lower production forecasts for one of the NPIs. The following tables present the balances of our OREO and NPIs as of the dates indicated:

Table 19 – OREO and Other Assets

	As of June 30, 2018
(In thousands)	Originated	ANCI	ACI	Other	Total
Acquired through foreclosure
Land	$—	$—	$449	$—	$449
Residential property	104	150	1,955	—	2,209
Commercial property	—	—	2,006	—	2,006
Total foreclosed OREO	104	150	4,410	—	4,664
Unutilized bank-owned properties
Land	—	—	—	133	133
Total unutilized bank owned property	—	—	—	133	133
Total OREO	104	150	4,410	133	4,797
Other assets - net profits interests	12,839	—	—	—	12,839
Total OREO and other assets	$12,943	$150	$4,410	$133	$17,636

	As of December 31, 2017
(In thousands)	Originated	ANCI	ACI	Other	Total
Acquired through foreclosure
Land	$—	$—	$1,393	$—	$1,393
Residential property	140	164	2,392	—	2,696
Commercial property	—	23	3,020	—	3,043
Total foreclosed OREO	140	187	6,805	—	7,132
Unutilized bank-owned properties
Land	—	—	—	473	473
Total unutilized bank owned property	—	—	—	473	473
Total OREO	140	187	6,805	473	7,605
Other assets - net profits interests	15,833	—	—	—	15,833
Total OREO and other assets	$15,973	$187	$6,805	$473	$23,438

Past Due 90 Days and Accruing. We classify certain loans with principal or interest past due 90 days or more as accruing loans if those loans are well secured and in the process of collection. The bulk of the accruing 90 days or more past due loans reside in the ACI portfolio, of which approximately half consists of single family residential loans, the bulk of which are located in Florida and Alabama, with the remainder consisting of one healthcare loan and commercial real estate loans. These loans are monitored on a bi-weekly basis by both the lines of business and credit administration. As of June 30, 2018, there were no shared national credits that were 90 days or more past due and accruing.

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

All TDRs are reported as impaired. An impaired classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. Nonperforming loans and impaired loans have unique definitions. Some loans may be included in both categories, whereas other loans may only be included in one category. As of June 30, 2018, there were no shared national credit borrowers that were considered TDRs.

There were two small business loans modified into a TDR by rate concessions with a combined recorded investment of $134 thousand for the three and six months ended June 30, 2018. There were two loans modified into a TDR with a combined recorded investment of $610 thousand during the three months ended June 30, 2017. One of these modifications was a residential real estate loan and had modified terms or other concessions, while the other was a small business loan modified by rate concession. The six months ended June 30, 2017 also included a commercial and industrial loan with a recorded investment of $196 thousand modified into a TDR by a rate concession. There were no TDRs experiencing payment default during the three and six months ended June 30, 2018 and 2017.

ACI Loans that were modified into TDRs. There were no ACI loans modified in a TDR for the three and six months ended June 30, 2018  or 2017.  There were no ACI TDRs experiencing payment default during the three and six months ended June 30, 2018  and 2017.

Potential Problem Loans. Potential problem loans represent loans that are currently performing, but for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. These loans are not included in the amounts of nonaccrual or restructured loans presented above. We cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, become restructured, or require increased allowance coverage and provision for credit losses. We have identified one $10.5 million  shared national credit within the restaurant segment as a potential problem loan at June 30, 2018. Any potential problem loans are assessed for loss exposure consistent with the methods described in Notes 1 and 3 to our Consolidated Financial Statements.

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

Total ACL for the period ending June 30, 2018 was $90.6 million, or 1.01% of total loans (net of unearned discounts and fees) of $9.0 billion. This compares with $87.6 million, or 1.06% of total loans of $8.25 billion at December 31, 2017. The following tables present the allocation of the allowance for credit losses and the percentage of these loans to total loans. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb any losses in any category.

Table 20 –Allocation of the ACL

	Allowance for Credit Losses		Percent of ACL to Each Category of Loans		Percent of Loans in Each Category to Total Loans
(In thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Originated Loans
Commercial and industrial	$58,891	$55,050	1.05%	1.10%	62.36%	60.94%
Commercial real estate	9,646	9,850	0.90	0.93	11.95	12.83
Consumer	8,346	8,389	0.51	0.56	18.20	18.11
Small business	4,635	4,367	2.01	2.08	2.56	2.54
Total originated loans	81,518	77,656	0.96	1.00	95.07	94.42
ANCI Loans
Commercial and industrial	729	864	1.39	1.47	0.58	0.71
Commercial real estate	101	130	0.86	0.82	0.13	0.19
Consumer	88	85	0.07	0.08	1.48	1.39
Small business	192	317	2.01	2.72	0.11	0.14
Total ANCI	1,110	1,396	0.54	0.71	2.30	2.43
ACI Loans
Commercial and industrial	—	5	—	0.02	0.31	0.36
Commercial real estate	1,723	2,010	2.34	2.52	0.82	0.96
Consumer	6,269	6,509	4.64	4.31	1.50	1.83
Small business	—	—	—	—	—	—
Total ACI	7,992	8,524	3.38	3.27	2.63	3.15
Total Loans
Commercial and industrial	59,620	55,919	1.05	1.09	63.25	62.01
Commercial real estate	11,470	11,990	0.99	1.04	12.90	13.98
Consumer	14,703	14,983	0.77	0.85	21.18	21.33
Small business	4,827	4,684	2.01	2.11	2.67	2.68
Total allowance for credit losses	$90,620	$87,576	1.01%	1.06%	100.00%	100.00%

Originated ACL. The ACL on our originated loan portfolio totaled $81.5 million, or 0.96% on loans of $8.53 billion as of June 30, 2018 compared to $77.7 million, or 1.00% on loans of $7.79 billion on loans of as of December 31, 2017. The primary driver of the originated ACL is the net new loan growth as well as the underlying credit quality of the loans. Our loans are categorized into specific risk segments and are subject to loss rates according to their segment and risk rating. As June 30, 2018, $58.9 million, or 72.2% of our originated ACL is attributable to our C&I loan segment compared to $55.1 million, or 70.9%, as December 31, 2017. The ACL as a percentage of the C&I portfolio has remained steady at 1.1%, with a slight increase of $3.8 million as of June 30, 2018 since December 31, 2017. The increase in the level of ACL on the C&I portfolio as of June 30, 2018 from December 31, 2017 is the result of loan growth in the C&I portfolio and increased levels of special mention loans as presented below.

The level of criticized and classified loans in the C&I portfolio is presented in the following tables.

Table 21 –Criticized and Classified C&I Loans

	As of June 30, 2018
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized / Classified
Originated Loans
Commercial and Industrial
General C&I	$92,742	$43,243	$—	$135,985
Energy Sector	11,862	44,762	3,407	60,031
Restaurant industry	40,551	25,761	—	66,312
Healthcare	5,645	67	—	5,712
Total	$150,800	$113,833	$3,407	$268,040

	As of December 31, 2017
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized / Classified
Originated Loans
Commercial and Industrial
General C&I	$80,550	$41,309	$—	$121,859
Energy Sector	—	99,979	7,634	107,613
Restaurant industry	4,536	12,505	—	17,041
Healthcare	—	71	—	71
Total	$85,086	$153,864	$7,634	$246,584

As of June 30, 2018, $9.6 million, or 11.8% of our originated ACL is attributable to the CRE loan segment compared to $9.9 million, or 12.7%, as of December 31, 2017. The ACL as a percentage of the CRE portfolio has decreased to 0.90% as of June 30, 2018 from 0.93% as of December 31, 2017, primarily as a result of improving qualitative considerations surrounding macroeconomic and concentration risk.

In addition to quantitative elements, certain qualitative and environmental factors are also considered at management’s discretion, which are generally based on a combination of internal and external factors and trends. At June 30, 2018, these totaled $8.3 million and accounted for approximately 10.2% of the originated ACL compared to $7.6 million, or 9.8%, as of December 31, 2017, with the most significant considerations being additional qualitative adjustments in C&I related to classified loans and collateral value; these additional qualitative adjustments were partially offset by decreases in the energy qualitative adjustments that were the result of improving conditions in the energy portfolio and industry. Approximately $3.3 million and $4.5 million as of June 30, 2018 and December 31, 2017, respectively, of these qualitative reserves were allocated to the energy portfolio. Additionally, as of June 30, 2018, the remaining balance of the qualitative reserves included allocations of $1.9 million to the restaurant segment, $1.7 million to the consumer real estate segment, $0.5 million to the healthcare segment and $0.7 million to the commercial real estate segment of the portfolio.

As of June 30, 2018 and December 31, 2017, $22.5 million, or 27.6% and $34.6 million, or 44.6%, respectively of the total originated ACL, was attributable to shared national credits. The ACL is estimated based on the underlying credit quality of the loan, primarily based on its risk segment and risk rating. This methodology is consistent whether or not a loan is a shared national credit.

The following table includes the charge-off and recoveries on our originated portfolio for the periods presented:

Table 22 – Originated Charge-offs and Recoveries

	Originated Charge-offs and Recoveries
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Charge-offs:
Commercial and industrial	$3,407	$2,551	$3,465	$2,788
Consumer	81	134	377	251
Small business	29	120	482	120
Total charge-offs	3,517	2,805	4,324	3,159
Recoveries:
Commercial and industrial	1,306	109	1,311	633
Commercial real estate	5	2	10	7
Consumer	6	25	74	56
Small business	42	7	63	44
Total recoveries	1,359	143	1,458	740
Net charge-offs	$2,158	$2,662	$2,866	$2,419

ANCI ACL. The ACL on our ANCI loans totaled $1.1 million on $204.5 million in loans, or 0.54%, compared to $1.4 million on $197.9 million in loans, or 0.71%, at June 30, 2018 and December 31, 2017, respectively. ANCI loans were recorded at fair value at the date of each acquisition and are pooled for ACL assessment based on risk segment, with the majority of the ANCI loans within the consumer residential category. Any net shortage of credit mark indicates the need for an allowance on that segment of loans with certain loans individually reviewed for specific impairment.

ACI ACL. The ACL on our ACI loans totaled $8.0 million on $236.6 million in loans, or 3.38%, at June 30, 2018, compared to $8.5 million on $260.6 million in loans, or 3.27% at December 31, 2017. At the time of our acquisitions, we estimated the fair value of the total ACI loan portfolio by segregating the portfolio into loan pools with similar characteristics and certain specifically-reviewed non-homogeneous loans.

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

The largest component of our ACI ACL is attributable to our consumer category, primarily first and second-lien residential loans, that represents 78.4% of the ACI ACL at June 30, 2018 compared to 76.4% of the ACI ACL at December 31, 2017. This component of the ACL has declined $0.2 million to $6.3 million since December 31, 2017 due to impairment reversals largely driven by loan pay-offs.

The commercial real estate component comprises 21.6% of the ACI ACL at June 30, 2018 and has decreased $0.3 million to $1.7 million since December 31, 2017.

The following table summarizes certain information with respect to our ACL on the total loan portfolio and the composition of charge-offs and recoveries for the periods indicated. Subsequent tables present this information separately for the originated, ANCI and ACI portfolios:

Table 23 – Allowance for Credit Losses Loans Roll-forward

	Total Loans
	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(In thousands)	2018	2017	2018	2017	2017
Allowance for credit losses at beginning of period	$91,537	$88,304	$87,576	$82,268	$82,268
Charge-offs	(3,650)	(2,879)	(4,462)	(3,430)	(6,871)
Recoveries	1,470	1,089	1,863	1,890	2,444
Provision for credit losses	1,263	6,701	5,643	12,487	9,735
Allowance for credit losses at end of period	$90,620	$93,215	$90,620	$93,215	$87,576

Loans at end of period, net of unearned income	$8,975,755	$7,716,621	$8,975,755	$7,716,621	$8,253,427
Average loans, net of unearned income	8,848,820	7,650,048	8,647,594	7,600,861	7,825,763
Ratio of ending allowance to ending loans	1.01%	1.21%	1.01%	1.21%	1.06%
Ratio of net charge-offs to average loans(1)	0.10	0.09	0.06	0.04	0.06
Net charge-offs as a percentage of:
Provision for credit losses	172.55	26.71	46.07	12.33	45.48
Allowance for credit losses(1)	9.65	7.70	6.15	3.33	5.06
Allowance for credit losses as a percentage of nonperforming loans	230.34	88.81	230.34	88.81	183.62

(1)	Annualized for the three and six months ended June 30, 2018 and 2017.
	Originated Loans
	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(In thousands)	2018	2017	2018	2017	2017
Allowance for credit losses at beginning of period	$81,986	$77,441	$77,656	$71,012	$71,012
Charge-offs	(3,517)	(2,805)	(4,324)	(3,159)	(5,746)
Recoveries	1,359	143	1,458	740	882
Provision for credit losses	1,690	6,818	6,728	13,004	11,508
Allowance for credit losses at end of period	81,518	$81,597	81,518	$81,597	$77,656

Loans at end of period, net of unearned income	$8,534,663	$7,220,339	$8,534,663	$7,220,339	$7,794,943
Ratio of ending allowance to ending loans	0.96%	1.13%	0.96%	1.13%	1.00%
Net charge-offs as a percentage of:
Provision for credit losses	127.69	39.04	42.60	18.60	42.27
Allowance for credit losses(1)	10.62	13.09	7.09	5.98	6.26
Allowance for credit losses as a percentage of nonperforming loans	217.27	80.49	217.27	80.49	173.33

(1)	Annualized for the three and six months ended June 30, 2018 and 2017.

	ANCI Loans
	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(In thousands)	2018	2017	2018	2017	2017
Allowance for credit losses at beginning of period	$1,189	$950	$1,396	$978	$978

Charge-offs	(133)	(74)	(138)	(232)	(618)
Recoveries	97	110	308	302	635
Provision for credit losses	(43)	481	(456)	419	401
Allowance for credit losses at end of period	$1,110	$1,467	$1,110	$1,467	$1,396

Loans at end of period, net of unearned income	$204,455	$202,984	$204,455	$202,984	$197,924
Ratio of ending allowance to ending loans	0.54%	0.72%	0.54%	0.72%	0.71%
Net charge-offs (recoveries) as a percentage of:
Provision for credit losses	(88.10)	(7.48)	37.14	(16.71)	(4.24)
Allowance for credit losses	13.37	(9.84)	(30.70)	(9.62)	(1.22)
Allowance for credit losses as a percentage of nonperforming loans	60.92	43.66	60.92	43.66	52.38

(1)	Annualized for the three and six months ended June 30, 2018 and 2017.

	ACI Loans
	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(In thousands)	2018	2017	2018	2017	2017
Allowance for credit losses at beginning of period	$8,362	$9,913	$8,524	$10,278	$10,278

Charge-offs	—	—	—	(39)	(507)
Recoveries	14	836	97	848	927
Provision for credit losses	(384)	(598)	(629)	(936)	(2,174)
Allowance for credit losses at end of period	$7,992	$10,151	$7,992	$10,151	$8,524

Loans at end of period, net of unearned income	$236,637	$293,298	$236,637	$293,298	$260,560
Ratio of ending allowance to ending loans	3.38%	3.46%	3.38%	3.46%	3.27%
Net charge-offs (recoveries) as a percentage of:
Provision for credit losses	3.65	139.80	15.42	86.43	19.32
Allowance for credit losses	(0.70)	(33.33)	(2.45)	(16.07)	(4.93)
Allowance for credit losses as a percentage of nonperforming loans	NM	NM	NM	NM	NM

(1)	Annualized for the three and six months ended June 30, 2018 and 2017.

NM – Not Meaningful

Deposits. Our strategy is to fund asset growth primarily with customer deposits in order to maintain a stable liquidity profile and a more competitive cost of funds. We categorize deposits as brokered and non-brokered consistent with the banking industry. All customer deposits are non-brokered. The following table illustrates the growth in our deposits during the periods indicated:

Table 24 –Deposits

			Percent to Total		Percentage Change
(In thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	2018 vs 2017
Noninterest-bearing demand	$2,137,407	$2,242,765	22.9%	24.9%	(4.7)%
Interest-bearing demand	4,939,065	4,675,109	52.9	51.9	5.7
Savings	187,405	177,304	2.0	2.0	5.7
Time deposits less than $100,000	871,744	869,783	9.3	9.7	0.2
Time deposits greater than $100,000	1,195,434	1,046,554	12.8	11.6	14.2
Total deposits (including brokered)	$9,331,055	$9,011,515	100.0%	100.0%	3.6%

Total brokered deposits	$751,315	$796,734	8.1%	8.8%	(5.7)%

The following tables set forth our average deposits and the average rates expensed for the periods indicated:

Table 25 –Average Deposits/Rates

	Three Months Ended June 30,
	2018		2017
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
(In thousands)	Outstanding	Paid	Outstanding	Paid
Noninterest-bearing demand	$2,058,255	—%	$1,845,447	—%
Interest-bearing deposits
Interest-bearing demand	4,712,302	1.00	4,232,497	0.60
Savings	189,567	0.28	186,307	0.26
Time deposits	2,175,235	1.94	1,676,170	1.27
Total interest bearing deposits	7,077,104	1.27	6,094,974	0.77
Total average deposits	$9,135,359	0.98%	$7,940,421	0.59%

	Six Months Ended June 30,
	2018		2017
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
(In thousands)	Outstanding	Paid	Outstanding	Paid
Noninterest-bearing demand	$2,093,231	—%	$1,851,518	—%
Interest-bearing deposits
Interest-bearing demand	4,753,479	0.88	4,343,503	0.55
Savings	184,642	0.27	184,289	0.25
Time deposits	2,042,862	1.78	1,603,201	1.18
Total interest bearing deposits	6,980,983	1.13	6,130,993	0.71
Total average deposits	$9,074,214	0.87%	$7,982,511	0.54%

Borrowings

The following is a summary of our borrowings for the periods indicated:

Table 26 –Borrowings

(In thousands)	June 30, 2018	December 31, 2017
Summary of Borrowings
Securities sold under repurchase agreements	$1,183	$1,026
Advances from FHLB	150,000	150,000
Senior debt	184,756	184,629
Subordinated debt	98,802	98,687
Junior subordinated debentures	36,712	36,472
Total borrowings	$471,453	$470,814
Average total borrowings - YTD	$520,237	$493,196

The advances from the FHLB as of June 30, 2018 are one-year fixed rate advances.  The advances from the FHLB as of December 31, 2017 matured in January 2018.

Shareholders’ Equity

Tangible Common Equity

As of June 30, 2018 and December 31, 2017, our ratio of shareholders’ equity to total assets was 12.29% and 12.41%, respectively, and we had tangible common equity ratios of 9.78% and 9.71%, respectively. Tangible common equity ratio is a non-GAAP financial measure.  We believe that this non-GAAP financial measure provides investors with information useful in understanding our financial performance and, specifically, our capital position. The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less goodwill and other intangible assets, net, and tangible assets are total assets less goodwill and other intangible assets, net. The following table provides a reconciliation of tangible common equity to GAAP total common shareholders’ equity and tangible assets to GAAP total assets:

Table 28 –Tangible Assets / Tangible Common Equity

(In thousands)	June 30, 2018	December 31, 2017
Shareholders’ equity	$1,389,956	$1,359,056
Less: Goodwill and other intangible assets, net	(315,648)	(328,040)
Tangible common shareholders’ equity	1,074,308	1,031,016
Total assets	11,305,528	10,948,926
Less: Goodwill and other intangible assets, net	(315,648)	(328,040)
Tangible assets	$10,989,880	$10,620,886
Tangible common equity ratio	9.78%	9.71%

Regulatory Capital

We are subject to regulatory capital requirements that require us to maintain certain minimum common equity Tier 1 capital, Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. At June 30, 2018, our capital ratios exceeded these requirements. Our actual regulatory capital amounts and ratios at June 30, 2018 are presented in the following table:

Table 29 – Regulatory Capital Amounts/Ratios

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
June 30, 2018
Tier 1 leverage	$1,171,531	10.7%	$1,265,583	11.6%
Common equity tier 1 capital	1,131,751	10.5	1,215,583	11.3
Tier 1 risk-based capital	1,171,531	10.9	1,265,583	11.8
Total risk-based capital	1,362,159	12.7	1,382,138	12.9
The minimum amounts of capital and ratios established by banking regulators are as follows:
Tier 1 leverage	$436,292	4.0%	$435,617	4.0%
Common equity tier 1 capital	484,088	4.5	483,920	4.5
Tier 1 risk-based capital	645,451	6.0	645,226	6.0
Total risk-based capital	860,601	8.0	860,302	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	$544,522	5.0%
Common equity tier 1 capital	N/A	N/A	698,995	6.5
Tier 1 risk-based capital	N/A	N/A	860,302	8.0
Total risk-based capital	N/A	N/A	1,075,377	10.0

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

As of June 30, 2018, all of our liquidity measures were within our established guidelines.

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

Maturities of Time Deposits

The aggregate amount of time deposits in denominations of $100,000 or more as of June 30, 2018 and December 31, 2017, was $1.12 billion and $1.05 billion, respectively.

At June 30, 2018, the scheduled maturities of time deposits greater than $100,000 were as follows:

Table 30 – Time Deposit Maturity Schedule

	June 30, 2018
(In thousands)	Amount	Average Interest Rate
Under 3 months	$316,153	1.94%
3 to 6 months	144,842	2.02
6 to 12 months	362,224	2.16
12 to 24 months	329,306	2.15
24 to 36 months	32,152	1.95
36 to 48 months	6,944	1.26
Over 48 months	3,813	1.90
Total	$1,195,434	2.05%

Cash Flow Analysis

Cash and cash equivalents

At June 30, 2018, we had $603.2 million cash and cash equivalents on hand, a decrease of $127.6 million, or 17.5%, over our cash and cash equivalents of $730.8 million at December 31, 2017. At June 30, 2018 our cash and cash equivalents comprised 5.34% of total assets compared to 6.67% at December 31, 2017. We monitor our liquidity position and increase or decrease our short-term liquid assets as necessary. The lower balance in cash and cash equivalents at June 30, 2018 is due to timing of net loan fundings and customer deposits at the end of the quarter.

2018 vs. 2017

As shown in the Condensed Consolidated Statements of Cash Flows, operating activities provided $109.0 million in the six months ended June 30, 2018 compared to $51.5 million in the six months ended June 30, 2017. The increase in operating funds during the six months ended June 30, 2018 was due primarily to an increase in net income and an increase in proceeds from the sale of held for sale loans, offset by an increase in originations of loans held for sale.

Investing activities during the six months ended June 30, 2018 used $535.4 million of net funds, primarily due to net loan fundings of $728.9 million and purchases of securities of $131.2 million, partially offset by sales and other cash flows from available for sale securities. This compares to investing activities during the six months ended June 30, 2017 using $247.8 million of net funds, primarily due to net loan fundings of $290.8 million and the purchase of available for sale securities of $116.4 million, partially offset by sales of securities available for sale of $129.0 million.

Financing activities during the six months ended June 30, 2018 provided net funds of $298.8 million, due to an increase in deposits of $319.5 million, offset by dividends of $20.9 million. This compares to financing activities during the six months ended June 30, 2017 providing net funds of $236.2 million, resulting from an issuance of common stock in an initial public offering of $155.7 million, an increase in short-term FHLB borrowings of $175.0 million, offset by a decrease in deposits of $86.4 million.

NON-GAAP FINANCIAL MEASURES

We identify “efficiency ratio,” “adjusted efficiency ratio”, “adjusted noninterest expense,” “adjusted operating revenue,” “tangible common equity,” “tangible common equity ratio,” “return on average tangible common equity,” “tangible book value per share” and “pre-tax pre-provision net earnings” as “non-GAAP financial measures.” In accordance with the SEC’s rules, we identify certain financial measures as non-GAAP financial measures if such financial measures exclude or include amounts in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles (“GAAP”) in effect in the United States in our statements of income, balance sheet or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures, ratios or statistical measures calculated using exclusively financial measures calculated in accordance with GAAP.

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

Efficiency ratio is defined as noninterest expenses divided by operating revenue, which is equal to net interest income plus noninterest income. Adjusted efficiency ratio is defined as adjusted noninterest expenses divided by adjusted operating revenue, which is equal to net interest income plus noninterest income, excluding certain non-routine income and expenses.  We believe that these measures are important to many investors in the marketplace who wish to assess our performance versus that of our peers.

Our adjusted noninterest expenses represent total noninterest expenses net of any merger, restructuring, branch closing costs or other non-routine expense items. Our adjusted operating revenue is equal to net interest income plus noninterest income excluding gains and losses on sales of securities and other non-routine revenue items. In our judgment, the adjustments made to noninterest expense and operating revenue allow management and investors to better assess our performance by removing the volatility that is associated with certain other discrete items that are unrelated to our core business.

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

Table 31 – Non-GAAP Financial Measures

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
(In thousands)	2018	2017	2018	2017	2017
Efficiency ratio
Noninterest expenses (numerator)	$62,435	$56,134	$124,374	$110,455	$233,356
Net interest income	$95,384	$82,384	$186,495	$157,142	$326,216
Noninterest income	24,672	22,989	49,655	47,094	99,874
Operating revenue (denominator)	$120,056	$105,373	$236,150	$204,236	$426,090
Efficiency ratio	52.00%	53.27%	52.67%	54.08%	54.77%
Adjusted efficiency ratio
Noninterest expenses	$62,435	$56,134	$124,374	$110,455	$233,356
Less: Merger related expenses	756	—	—	—	—
Less: Secondary offerings expenses	1,165	—	2,530	—	1,302
Less: Other non-routine expenses(2)	1,145	—	3,423	—	1,964
Adjusted noninterest expenses (numerator)	$59,369	$56,134	$118,421	$110,455	$230,090
Net interest income	$95,384	$82,384	$186,495	$157,142	$326,216
Noninterest income	24,672	22,989	49,655	47,094	99,874
Less: Gain on sale of insurance assets	4,871	—	4,871	—	—
Less: Securities (losses) gains, net	(1,813)	(244)	(1,801)	(163)	(146)
Adjusted noninterest income	21,614	23,233	46,585	47,257	100,020
Adjusted operating revenue (denominator)	$116,998	$105,617	$233,080	$204,399	$426,236
Adjusted efficiency ratio	50.74%	53.15%	50.81%	54.04%	53.98%
Tangible common equity ratio
Shareholders’ equity	$1,389,956	$1,304,054	$1,389,956	$1,304,054	$1,359,056
Less: Goodwill and other intangible assets, net	(315,648)	(330,261)	(315,648)	(330,261)	(328,040)
Tangible common shareholders’ equity	1,074,308	973,793	1,074,308	973,793	1,031,016
Total assets	11,305,528	9,811,557	11,305,528	9,811,557	10,948,926
Less: Goodwill and other intangible assets, net	(315,648)	(330,261)	(315,648)	(330,261)	(328,040)
Tangible assets	$10,989,880	$9,481,296	$10,989,880	$9,481,296	$10,620,886
Tangible common equity ratio	9.78%	10.27%	9.78%	10.27%	9.71%
Tangible book value per share
Shareholders’ equity	$1,389,956	$1,304,054	$1,389,956	$1,304,054	$1,359,056
Less: Goodwill and other intangible assets, net	(315,648)	(330,261)	(315,648)	(330,261)	(328,040)
Tangible common shareholders’ equity	$1,074,308	$973,793	$1,074,308	$973,793	$1,031,016
Common shares issued	83,625,000	83,625,000	83,625,000	83,625,000	83,625,000
Tangible book value per share	$12.85	$11.64	$12.85	$11.64	$12.33
Return on average tangible common equity
Average common equity	$1,358,770	$1,251,217	$1,350,652	$1,171,504	$1,253,861
Less: Average intangible assets	(323,255)	(330,977)	(325,479)	(331,584)	(330,411)
Average tangible common shareholders’ equity	$1,035,515	$920,240	$1,025,173	$839,920	$923,450
Net income	$47,974	$28,968	$86,799	$55,085	$102,353
Return on average tangible common equity(1)	18.58%	12.63%	17.07%	13.23%	11.08%
Pre-tax, pre-provision net earnings
Income before taxes	$56,358	$42,538	$106,133	$81,294	$182,999
Plus: Provision for credit losses	1,263	6,701	5,643	12,487	9,735
Pre-tax, pre-provision net earnings	$57,621	$49,239	$111,776	$93,781	$192,374

___________________

(1)	Annualized for the three and six months ended June 30, 2018 and 2017.
(2)

Other non-routine expenses for the three months ended June 30, 2018 were $1.1 million of expenses related to the sale of the assets of our insurance company. For the six months ended June 30, 2018, $3.4 million of other non-routine expenses included $2.3 million of legal costs associated with litigation related to a pre-acquisition matter of a legacy acquired bank that has been resolved.  There were other non-routine expenses of $2.0 million for the same pre-acquisition legal matter for the year ended December 31, 2017.

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

Interest Rate Exposures

The Bank’s net interest income simulation model projects that net interest income over a 12-month horizon will increase, relative to the base model, on an annual basis by 5.48%, or approximately $21.9 million, assuming an instant increase in interest rates of 100 basis points Assuming an instant increase in interest rates of 200 basis points of 10.84%, or approximately $43.3 million and a decrease of 5.71% or approximately $22.8 million, assuming an instant decrease in interest rates of 100 basis points. Based upon the current interest rate environment as of  June 30, 2018, our sensitivity to interest rate risk was as follows:

Table 32- Interest Rate Sensitivity

	Increase(Decrease)
(in millions)	Net Interest Income		Economic Value of Equity
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent	Amount	Percent
+ 200 BP	$43.3	10.84%	$462.6	21.62%
+ 100 BP	21.9	5.48	255.0	11.92
- 100 BP	(22.8)	(5.71)	(326.4)	(15.25)

Based upon the current interest rate environment as of June 30, 2018, the following table reflects our sensitivity to a gradual increase or decrease in interest rates over a twelve-month period:

	Increase(Decrease)
(in millions)	Net Interest Income
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent
+ 200 BP	$36.9	9.23%
+ 100 BP	18.6	4.65
- 100 BP	(19.3)	(4.84)
- 200 BP	(40.8)	(10.21)

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

Cash Flow Hedges. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. We use interest rate swaps to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans (1-Month LIBOR). In June 2015 and March 2016, we entered into interest rate swap agreements with notional values totaling $982 million and $350 million, respectively, to manage overall cash flow changes related to interest rate risk exposure on the 1-Month LIBOR rate indexed loans. The following is a detail of our cash flow hedges as of  June 30, 2018:

Table 33 –Summary of Cash Flow Hedges

Effective Date	Maturity Date	Notional Amount (In Thousands)	Fixed Rate	Variable Rate
June 15, 2015	December 17, 2018	$382,000	1.33%	1 Month LIBOR
June 30, 2015	December 31, 2019	300,000	1.51	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.60	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.59	1 Month LIBOR

The following summarizes all derivative positions as of June 30, 2018:

Table 34 –Derivative Positions

	June 30, 2018
		Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$1,032,000	$—	$35,164
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	827,427	2,776	2,776
Commercial loan interest rate caps	117,954	331	331
Commercial loan interest rate floors	480,248	4,179	4,179
Mortgage loan held for sale interest rate lock commitments	10,908	113	—
Mortgage loan forward sale commitments	3,662	—	—
Mortgage loan held for sale floating commitments	16,618	—	—
Foreign exchange contracts	43,144	1,432	1,399
Total derivatives not designated as hedging instruments	1,499,961	8,831	8,685
Total derivatives	$2,531,961	$8,831	$43,849

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

(b)	Internal Control Over Financial Reporting

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Any control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are achieved. The design of a control system inherently has limitations, including the controls’ cost relative to their benefits. Additionally, controls can be circumvented. No cost-effective control system can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

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

2.1

Agreement and Plan of Merger, dated as of May 11, 2018, by and between Cadence Bancorporation and State Bank Financial Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on May 14, 2018)

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

Cadence Bancorporation (Registrant)

Date: August 13, 2018	/s/ Paul B. Murphy
Paul B. Murphy
Chairman and Chief Executive Officer

Date: August 13, 2018	/s/ Valerie C. Toalson
Valerie C. Toalson
Executive Vice President and Chief Financial Officer