Form 10-Q
period 2018-09-30
Cadence Bancorporation
filed 2018-11-14
CIK 1614184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “accelerated filer”, “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer	☐	Smaller reporting company

		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class A Common Stock, $0.01 Par Value	83,625,000
Class	Outstanding as of November 14, 2018

Cadence Bancorporation

FORM 10-Q

For the Quarter Ended September 30, 2018

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
(In thousands, except share data)	(Unaudited)
ASSETS
Cash and due from banks	$125,220	$238,707
Interest-bearing deposits with banks	273,404	482,568
Federal funds sold	249	9,536
Total cash and cash equivalents	398,873	730,811
Securities available-for-sale	1,200,464	1,257,063
Securities held-to-maturity (estimated fair value of $311 at December 31, 2017)	—	290
Equity securities with readily determinable fair values not held for trading	5,923	5,885
Other securities - FRB and FHLB stock	58,783	50,009
Loans held for sale	46,787	61,359
Loans	9,443,819	8,253,427
Less: allowance for credit losses	(86,151)	(87,576)
Net loans	9,357,668	8,165,851
Interest receivable	56,026	47,793
Premises and equipment, net	61,436	63,432
Other real estate owned	3,355	7,605
Cash surrender value of life insurance	109,167	108,148
Net deferred tax asset	45,570	30,774
Goodwill	307,083	317,817
Other intangible assets, net	7,915	10,223
Other assets	100,787	91,866
Total Assets	$11,759,837	$10,948,926
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$2,094,856	$2,242,765
Interest-bearing deposits	7,463,420	6,768,750
Total deposits	9,558,276	9,011,515
Securities sold under agreements to repurchase	2,191	1,026
Federal Home Loan Bank advances	340,000	150,000
Senior debt	184,778	184,629
Subordinated debt	98,856	98,687
Junior subordinated debentures	36,833	36,472
Other liabilities	124,077	107,541
Total liabilities	10,345,011	9,589,870
Shareholders' Equity:
Common Stock $0.01 par value, authorized 300,000,000 shares; 83,625,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	836	836
Additional paid-in capital	1,040,038	1,037,040
Retained earnings	441,611	340,213
Accumulated other comprehensive loss ("OCI")	(67,659)	(19,033)
Total shareholders' equity	1,414,826	1,359,056
Total Liabilities and Shareholders' Equity	$11,759,837	$10,948,926

See accompanying notes to the unaudited consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans	$121,057	$90,161	$337,588	$261,400
Interest and dividends on securities:
Taxable	6,248	4,610	16,884	13,089
Tax-exempt	1,734	3,280	7,802	10,079
Other interest income	2,714	1,452	6,535	3,929
Total interest income	131,753	99,503	368,809	288,497
INTEREST EXPENSE
Interest on time deposits	10,312	5,665	28,300	15,084
Interest on other deposits	17,196	7,413	38,168	19,530
Interest on borrowed funds	6,145	5,262	17,746	15,578
Total interest expense	33,653	18,340	84,214	50,192
Net interest income	98,100	81,163	284,595	238,305
Provision for credit losses	(1,365)	1,723	4,278	14,210
Net interest income after provision for credit losses	99,465	79,440	280,317	224,095
NONINTEREST INCOME
Service charges on deposit accounts	3,813	3,920	11,576	11,519
Other service fees	1,319	1,174	3,998	3,217
Credit related fees	3,549	3,306	10,933	8,794
Trust services revenue	4,449	4,613	13,578	14,428
Mortgage banking income	747	965	1,974	3,044
Investment advisory revenue	5,535	5,283	16,177	15,260
Securities gains (losses), net	2	1	(1,799)	(162)
Other income	4,562	7,862	17,194	18,118
Total noninterest income	23,976	27,124	73,631	74,218
NONINTEREST EXPENSE
Salaries and employee benefits	35,811	35,007	111,432	103,956
Premises and equipment	7,561	7,419	22,283	21,292
Intangible asset amortization	650	1,136	2,157	3,567
Other expense	17,209	12,968	49,733	38,170
Total noninterest expense	61,231	56,530	185,605	166,985
Income before income taxes	62,210	50,034	168,343	131,328
Income tax expense	15,074	17,457	34,408	43,666
Net income	$47,136	$32,577	$133,935	$87,662
Weighted average common shares outstanding (Basic)	83,625,000	83,625,000	83,625,000	80,212,912
Weighted average common shares outstanding (Diluted)	84,660,256	83,955,685	84,709,240	80,558,337
Earnings per common share (Basic)	$0.56	$0.39	$1.60	$1.09
Earnings per common share (Diluted)	$0.56	$0.39	$1.58	$1.09

See accompanying notes to the unaudited consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net income	$47,136	$32,577	$133,935	$87,662
Other comprehensive loss, net of tax:
Net unrealized (losses) gains on securities available-for-sale:
Net unrealized (losses) gains arising during the period (net of $2,881, $(2,153), $11,441 and $(8,844) tax effect, respectively)	(9,582)	3,745	(38,064)	15,308
Reclassification adjustments for (gains) losses realized in net income (net of $0, $0, $(416), $(60) tax effect, respectively)	(2)	(1)	1,383	102
Net unrealized (losses) gains on securities available-for-sale	(9,584)	3,744	(36,681)	15,410
Unrealized losses on derivative instruments designated as cash flow hedges:
Net unrealized (losses) gains arising during the period (net of $835, $(202), $4,311 and $(1,427) tax effect, respectively)	(2,781)	344	(14,345)	2,445
Reclassification adjustments for losses (gains) realized in net income (net of $(371), $151, $(721) and $1,269 tax effect, respectively)	1,237	(258)	2,400	(2,173)
Net change in unrealized (losses) gains on derivative instruments	(1,544)	86	(11,945)	272
Other comprehensive (losses) gains, net of tax	(11,128)	3,830	(48,626)	15,682
Comprehensive income	$36,008	$36,407	$85,309	$103,344

See accompanying notes to the unaudited consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

		Additional			Total
	Common	Paid-in	Retained	Accumulated	Shareholders'
(In thousands)	Stock	Capital	Earnings	OCI	Equity
Balance, December 31, 2017	$836	$1,037,040	$340,213	$(19,033)	$1,359,056
Equity-based compensation cost	—	2,998	—	—	2,998
Net income	—	—	133,935	—	133,935
Cash dividends declared year to date ($0.40 per common share)	—	—	(33,450)	—	(33,450)
Dividend equivalents on restricted stock units (Note 18)	—	—	(87)	—	(87)
Cumulative effect of adoption of new accounting principle	—	—	1,000	—	1,000
Other comprehensive loss	—	—	—	(48,626)	(48,626)
Balance, September 30, 2018	$836	$1,040,038	$441,611	$(67,659)	$1,414,826

See accompanying notes to the unaudited consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2018	2017
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$149,727	$149,841
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(337,921)	(278,339)
Proceeds from sales of securities available-for-sale	264,231	152,256
Proceeds from maturities, calls and paydowns of securities available-for-sale	80,473	72,137
Proceeds from sale of commercial loans held for sale	17,031	—
Increase in loans, net	(1,214,163)	(613,993)
Proceeds from sale of insurance subsidiary	14,039	—
Purchase of premises and equipment	(6,958)	(5,734)
Proceeds from disposition of foreclosed property	6,858	6,721
Other, net	(9,694)	(22,430)
Net cash used in investing activities	(1,186,104)	(689,382)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits, net	546,761	484,365
Net change in securities sold under agreements to repurchase	1,165	(348)
Advances from FHLB	190,000	250,000
Repayment of senior debt	—	(9,600)
Cash dividends paid on common stock	(33,487)	—
Proceeds from issuance of common stock	—	155,581
Net cash provided by financing activities	704,439	879,998
Net (decrease) increase in cash and cash equivalents	(331,938)	340,457
Cash and cash equivalents at beginning of period	730,811	248,925
Cash and cash equivalents at end of period	$398,873	$589,382

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

Note 1—Summary of Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this report have been included. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The Company and its subsidiaries follow GAAP including, where applicable, general practices within the banking industry. The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. The assessment of whether or not the Company has a controlling interest (i.e., the primary beneficiary) in a variable-interest entity (“VIE”) is performed on an on-going basis. All equity investments in non-consolidated VIEs are included in “other assets” in the Company’s consolidated balance sheets (Note 20).

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

The Company has filed a registration statement on Form S-4 with the Securities and Exchange Commission with respect to the issuance of its common stock in connection with the Merger, which registration statement was declared effective by the Securities and Exchange Commission on July 24, 2018. State Bank held a special meeting of shareholders on Tuesday, September 18, 2018 in Atlanta, Georgia, related to its pending merger with the Company. State Bank’s shareholders approved the Merger Agreement pursuant to which State Bank will merge with and into the Company, with the Company continuing as the surviving corporation. The Merger is expected to close in the fourth quarter of 2018.

Sale of Subsidiary

On May 31, 2018 the Company completed the sale of the assets of its subsidiary, Town & Country Insurance Agency, Inc. (“T&C”) to an unrelated third party, selling $11.1 million in net assets, including $10.9 million in goodwill and intangibles. This transaction resulted in an pre-tax gain of $4.9 million recorded in noninterest income, offset by $1.1 million in sale related expenses recorded in noninterest expenses during the second quarter of 2018.

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

Note 2—Securities

A summary of amortized cost and estimated fair value of securities, excluding equity securities with readily determinable fair values not held for trading, at September 30, 2018 and December 31, 2017 is as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2018
Securities available-for-sale:
U.S. Treasury securities	$100,453	$—	$5,055	$95,398
Obligations of U.S. government agencies	63,538	—	740	62,798
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	90,112	160	3,027	87,245
Issued by FNMA and FHLMC	614,032	319	17,259	597,092
Other residential mortgage-backed securities	38,709	3	1,912	36,800
Commercial mortgage-backed securities	116,150	90	6,993	109,247
Total MBS	859,003	572	29,191	830,384
Obligations of states and municipal subdivisions	230,677	43	18,836	211,884
Total securities available-for-sale	$1,253,671	$615	$53,822	$1,200,464

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2017
Securities available-for-sale:
U.S. Treasury securities	$100,575	$—	$3,731	$96,844
Obligations of U.S. government agencies	80,552	738	66	81,224
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	106,461	676	1,110	106,027
Issued by FNMA and FHLMC	431,409	1,284	2,271	430,422
Other residential mortgage-backed securities	47,379	97	1,084	46,392
Commercial mortgage-backed securities	76,201	63	4,069	72,195
Total MBS	661,450	2,120	8,534	655,036
Obligations of states and municipal subdivisions	420,111	7,539	3,691	423,959
Total securities available-for-sale	$1,262,688	$10,397	$16,022	$1,257,063
Securities held-to-maturity:
Obligations of states and municipal subdivisions	$290	$21	$—	$311

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

The scheduled contractual maturities of securities available-for-sale and securities held-to-maturity at September 30, 2018 were as follows:

	Available-for-Sale
	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$1,490	$1,490
Due after one year through five years	107,470	102,357
Due after five years through ten years	47,867	47,293
Due after ten years	237,841	218,940
Mortgage-backed securities	859,003	830,384
Total	$1,253,671	$1,200,464

Gross gains and gross losses on sales of securities available for sale for the three and nine months ended September 30, 2018 and 2017 are presented below. There were no other-than-temporary impairment charges included in gross realized losses for the three and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Gross realized gains	$2	$1	$814	$151
Gross realized losses	—	—	(2,613)	(313)
Realized gains (losses) on sale of securities available for sale, net	$2	$1	$(1,799)	$(162)

Securities with a carrying value of $493.2 million and $507.3 million at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits, FHLB borrowings, repurchase agreements and for other purposes as required or permitted by law.

The detail concerning securities classified as available-for-sale with unrealized losses as of September 30, 2018 and December 31, 2017 was as follows:

	Unrealized loss analysis
	Losses < 12 Months		Losses > 12 Months
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses
September 30, 2018
U.S. Treasury securities	$—	$—	$95,398	$5,055
Obligations of U.S. government agencies	52,984	637	9,814	103
Mortgage-backed securities	566,645	13,235	234,984	15,956
Obligations of states and municipal subdivisions	82,993	4,556	121,176	14,280
Total	$702,622	$18,428	$461,372	$35,394

	Unrealized loss analysis
	Losses < 12 Months		Losses > 12 Months
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses
December 31, 2017
U.S. Treasury securities	$—	$—	$96,844	$3,731
Obligations of U.S. government agencies	1,577	9	14,323	57
Mortgage-backed securities	306,274	1,490	172,324	7,044
Obligations of states and municipal subdivisions	2,601	22	134,870	3,669
Total	$310,452	$1,521	$418,361	$14,501

There were no securities classified as held-to-maturity with unrealized losses as of September 30, 2018  and December 31, 2017.

As of September 30, 2018 and December 31, 2017, approximately 97% and 58%, respectively, of the fair value of securities in the investment portfolio reflected an unrealized loss. As of September 30, 2018, there were 98 securities that had been in a loss position for more than twelve months, and 138 securities that had been in a loss position for less than 12 months. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption of the obligations. The Company has adequate liquidity and, therefore, does not plan to sell and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary. In the second quarter of 2018, we sold approximately $187.8 million of available-for-sale investment securities as part of an effort to rebalance the portfolio reducing our target concentration of tax free municipal securities. In the third quarter of 2018, we purchased approximately $198.0 million in agency MBS.

Note 3—Loans and Allowance for Credit Losses

The following table presents total loans outstanding by portfolio segment and class of financing receivable as of September 30, 2018 and December 31, 2017. Outstanding balances also include Acquired Noncredit Impaired (“ANCI”) loans, originated loans and Acquired Credit Impaired (“ACI”) loans net of any remaining purchase accounting adjustments. Information about ACI loans is presented separately in the “Acquired Credit-Impaired Loans” section of this Note.

	As of
(In thousands)	September 30, 2018	December 31, 2017
Commercial and Industrial
General C&I	$3,190,756	$2,746,454
Restaurant industry	1,102,065	1,035,538
Energy sector	1,057,069	935,371
Healthcare	499,906	416,423
Total commercial and industrial	5,849,796	5,133,786
Commercial Real Estate
Income producing	1,158,258	1,082,929
Land and development	67,918	75,472
Total commercial real estate	1,226,176	1,158,401
Consumer
Residential real estate	2,090,069	1,690,814
Other	62,336	74,922
Total consumer	2,152,405	1,765,736
Small Business Lending	247,978	221,855
Total (Gross of unearned discount and fees)	9,476,355	8,279,778
Unearned discount and fees	(32,536)	(26,351)
Total (Net of unearned discount and fees)	$9,443,819	$8,253,427

During the three months ended September 30, 2018 and June 30, 2018, the Company purchased $112.0 million and $32.5 million of consumer residential real estate loans, respectively, at a premium of approximately 6.3%. These loans were evaluated and determined not to be credit impaired before purchase and are classified as ANCI as of September 30, 2018.

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

A summary of the activity in the ACL for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of June 30, 2018	$59,620	$11,470	$14,703	$4,827	$90,620
Provision for loan losses	2,434	(1,586)	(995)	(1,218)	(1,365)
Charge-offs	(3,177)	(2)	(86)	—	(3,265)
Recoveries	40	70	51	—	161
As of September 30, 2018	$58,917	$9,952	$13,673	$3,609	$86,151

	For the Nine Months Ended September 30, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of December 31, 2017	$55,919	$11,990	$14,983	$4,684	$87,576
Provision for loan losses	8,249	(2,323)	(944)	(704)	4,278
Charge-offs	(6,642)	(2)	(602)	(481)	(7,727)
Recoveries	1,391	287	236	110	2,024
As of September 30, 2018	$58,917	$9,952	$13,673	$3,609	$86,151

Allocation of ending ACL
Loans collectively evaluated for impairment	$56,414	$9,951	$13,443	$3,538	$83,346
Loans individually evaluated for impairment	2,503	1	230	71	2,805
ACL as of September 30, 2018	$58,917	$9,952	$13,673	$3,609	$86,151
Loans
Loans collectively evaluated for impairment	$5,790,651	$1,218,566	$2,150,282	$247,479	$9,406,978
Loans individually evaluated for impairment	59,145	7,610	2,123	499	69,377
Loans as of September 30, 2018	$5,849,796	$1,226,176	$2,152,405	$247,978	$9,476,355

	For the Three Months Ended September 30, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of June 30, 2017	$62,235	$13,260	$13,385	$4,335	$93,215
Provision for loan losses	(123)	(384)	2,190	40	1,723
Charge-offs	(440)	—	(141)	—	(581)
Recoveries	71	76	196	65	408
As of September 30, 2017	$61,743	$12,952	$15,630	$4,440	$94,765

	For the Nine Months Ended September 30, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of December 31, 2016	$54,688	$10,103	$13,265	$4,212	$82,268
Provision for loan losses	9,390	2,645	2,071	104	14,210
Charge-offs	(3,301)	—	(543)	(167)	(4,011)
Recoveries	966	204	837	291	2,298
As of September 30, 2017	$61,743	$12,952	$15,630	$4,440	$94,765

Allocation of ending ACL
Loans collectively evaluated for impairment	$50,730	$12,946	$15,374	$4,405	$83,455
Loans individually evaluated for impairment	11,013	6	256	35	11,310
ACL as of September 30, 2017	$61,743	$12,952	$15,630	$4,440	$94,765

Loans Held-for-sale

The Company had held-for-sale (“HFS”) loans totaling $46.8 million as of September 30, 2018 consisting of $42.5 million in commercial loans and $4.3 million in mortgage loans.

Impaired Originated and ANCI Loans Including TDRs

The following includes certain key information about individually impaired originated and ANCI loans as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017.

Originated and ANCI Loans Identified as Impaired

	As of September 30, 2018
(In thousands)	Recorded Investment in Impaired Loans (1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
With no related allowance for credit losses
Commercial and Industrial
Energy sector	$22,531	$34,819	$—	$22,531	$4,539
Total commercial and industrial	22,531	34,819	—	22,531	4,539
Consumer
Residential real estate	1,550	1,553	—	—	—
Total consumer	1,550	1,553	—	—	—
Total	$24,082	$36,371	$—	$22,531	$4,539
With allowance for credit losses recorded
Commercial and Industrial
General C&I	$4,819	$4,812	$39	$180	$—
Restaurant industry	21,624	21,971	2,495	21,624	3,079
Total commercial and industrial	26,443	26,783	2,534	21,804	3,079
Consumer
Other	263	262	24	—	—
Total consumer	263	262	24	—	—
Small Business Lending	500	1,268	119	251	10
Total	$27,206	$28,313	$2,677	$22,055	$3,089

	As of December 31, 2017
(In thousands)	Recorded Investment in Impaired Loans (1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
With no related allowance for credit losses
Commercial and Industrial
General C&I	$5,010	$4,994	$—	$192	$—
Energy sector	14,822	23,307	—	14,822	387
Total commercial and industrial	19,832	28,301	—	15,014	387
Consumer
Residential real estate	1,093	1,097	—	35	—
Other	416	415	—	—	—
Total consumer	1,509	1,512	—	35	—
Small Business Lending	249	695	—	249	—
Total	$21,590	$30,508	$—	$15,298	$387
With allowance for credit losses recorded
Commercial and Industrial
Energy sector	$39,857	$43,416	$8,353	$28,000	$402
Restaurant industry	11,017	10,969	106	—	2,500
Total commercial and industrial	50,874	54,385	8,459	28,000	2,902
Consumer
Residential real estate	496	494	36	—	—
Small Business Lending	650	921	27	60	—
Total	$52,020	$55,800	$8,522	$28,060	$2,902

(1)	The recorded investment of a loan also includes any interest receivable, net unearned discount or fees, and unamortized premium or discount.

The related amount of interest income recognized for impaired loans was $92 thousand and $265 thousand for the three and nine months ended September 30, 2018 compared to $301 thousand and $926 thousand for the same periods in 2017.

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, under the terms of the restructured loan. Approximately $0.1 million and $1.7 million of contractual interest paid was recognized on the cash basis for the three and nine months ended September 30, 2018 compared to $0.4 million and $1.4 million for same periods in 2017.

Average Recorded Investment in Impaired Originated and ANCI Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Commercial and Industrial
General C&I	$4,851	$6,506	$4,915	$9,480
Energy sector	23,710	103,580	35,839	122,269
Restaurant industry	16,194	—	13,594	—
Total commercial and industrial	44,755	110,086	54,348	131,749
Consumer
Residential real estate	1,557	1,606	1,570	1,385
Other	308	369	353	378
Total consumer	1,865	1,975	1,923	1,763
Small Business Lending	516	983	526	956
Total	$47,136	$113,044	$56,797	$134,468

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

Originated and ANCI Loans that were modified into TDRs

	For the Three Months Ended September 30,
	2018		2017
(In thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial	2	$15,726	—	$—
Consumer	—	—	1	285
Total	2	$15,726	1	$285

	For the Nine Months Ended September,
	2018		2017
(In thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial	2	$15,726	1	$193
Consumer	—	—	2	747
Small Business Lending	2	134	1	145
Total	4	$15,860	4	$1,085

There were no TDRs experiencing payment default during the three and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended September 30,
	2018		2017
	Number of Loans Modified by:
	Rate Concession	Modified Terms and/ or Other Concessions	Rate Concession	Modified Terms and/ or Other Concessions
Commercial and Industrial	—	2	—	—
Consumer	—	—	—	1
Total	—	2	—	1

	For the Nine Months Ended September 30,
	2018		2017
	Number of Loans Modified by:
	Rate Concession	Modified Terms and/ or Other Concessions	Rate Concession	Modified Terms and/ or Other Concessions
Commercial and Industrial	—	2	1	—
Consumer	—	—	—	2
Small Business Lending	2	—	1	—
Total	2	2	2	2

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $2.6 million and $4.4 million of consumer loans secured by single family residential real estate that are in process of foreclosure at September 30, 2018 and December 31, 2017, respectively. Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction.  In addition to the single family residential real estate loans in process of foreclosure, the Company also held $1.3 million of foreclosed single family residential properties in other real estate owned as of September 30, 2018 and $2.7 million as of December 31, 2017.

Credit Exposure in the Originated and ANCI Loan Portfolios

The following provides information regarding the credit exposure by portfolio segment and class of receivable as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized / Classified
Commercial and Industrial
General C&I	$81,855	$49,575	$—	$131,430
Restaurant industry	40,250	34,160	—	74,410
Energy sector	20,683	6,806	15,726	43,215
Healthcare	4,951	67	—	5,018
Total commercial and industrial	147,739	90,608	15,726	254,073
Commercial Real Estate
Land and development	—	177	—	177
Total commercial real estate	—	177	—	177
Consumer (1)
Residential real estate	—	2,902	—	2,902
Total consumer	—	2,902	—	2,902
Small Business Lending	1,692	2,115	20	3,827
Total	$149,431	$95,802	$15,746	$260,979

(1)

During the third quarter of 2018, the Company began determining the risk rating classification for its consumer portfolio based on delinquency and nonaccrual status in accordance with the Uniform Retail Credit Classification guidance, which contributed to the lower amount of criticized and classified loans from the previous periods.

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

The following provides an aging of past due originated and ANCI loans by portfolio segment and class of receivable as of September 30, 2018 and December 31, 2017:

Aging of Past due Originated and ANCI Loans

	As of September 30, 2018
	Accruing Loans			Non-Accruing Loans
(Recorded Investment in thousands)	30-59 DPD	60-89 DPD	90+DPD	0-29 DPD	30-59 DPD	60-89 DPD	90+DPD
Commercial and Industrial
General C&I	$—	$—	$—	$—	$180	$—	$—
Restaurant industry	—	—	—	11,797	—	9,827	—
Energy sector	—	—	—	22,516	—	—	—
Healthcare	—	—	—	—	—	67	—
Total commercial and industrial	—	—	—	34,314	180	9,894	—
Consumer
Residential real estate	3,161	1,136	488	—	295	482	1,638
Other	21	3	—	—	—	—	—
Total consumer	3,181	1,139	488	—	295	482	1,638
Small Business Lending	176	105	—	273	20	37	54
Total	$3,357	$1,244	$488	$34,587	$495	$10,412	$1,693

	As of December 31, 2017
	Accruing Loans			Non-Accruing Loans
(Recorded Investment in thousands)	30-59 DPD	60-89 DPD	90+DPD	0-29 DPD	30-59 DPD	60-89 DPD	90+DPD
Commercial and Industrial
General C&I	$59	$—	$476	$—	$192	$—	$—
Energy sector	—	—	—	32,315	—	—	10,507
Healthcare	—	—	—	—	71	—	—
Total commercial and industrial	59	—	476	32,315	263	—	10,507
Commercial Real Estate
Income producing	—	—	26	—	—	—	—
Land and development	55	—	—	—	—	—	—
Total commercial real estate	55	—	26	—	—	—	—
Consumer
Residential real estate	3,191	1,030	325	1,070	173	293	2,205
Other	532	3	—	—	—	—	—
Total consumer	3,723	1,033	325	1,070	173	293	2,205
Small Business Lending	931	328	—	110	38	—	494
Total	$4,768	$1,361	$827	$33,495	$474	$293	$13,206

Acquired Credit Impaired (“ACI”) Loans

The following table presents total ACI loans outstanding by portfolio segment and class of financing receivable as of September 30, 2018 and December 31, 2017.

	As of
(In thousands)	September 30, 2018	December 31, 2017
Commercial and Industrial
General C&I	$20,431	$23,428
Healthcare	5,840	6,149
Total commercial and industrial	26,271	29,577
Commercial Real Estate
Income producing	70,691	79,861
Total commercial real estate	70,691	79,861
Consumer
Residential real estate	127,771	149,942
Other	616	1,180
Total consumer	128,387	151,122
Total	$225,349	$260,560

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

•	Changes in prepayment assumptions—Prepayments affect the estimated life of ACI loans which may change the amount of interest income, and possibly principal, expected to be collected; and
•	Changes in the expected principal and interest payments over the estimated life—Updates to expected cash flows are driven by the credit outlook and actions taken with borrowers.

Changes in the amount of accretable discount for ACI loans for the nine months ended September 30, 2018 and 2017 were as follows:

Changes in Accretable Yield on ACI Loans

	For the Nine Months Ended September 30,
(In thousands)	2018	2017
Balance at beginning of period	$78,422	$98,728
Maturities/payoff	(5,232)	(8,137)
Charge-offs	(63)	(98)
Foreclosure	(434)	(1,056)
Accretion	(15,089)	(17,955)
Reclass from nonaccretable difference due to increases in expected cash flow	12,188	10,617
Balance at end of period	$69,792	$82,099

Impaired ACI Loans and Pools Including TDRs

The following includes certain key information about individually impaired ACI loans and pooled ACI loans as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017.

ACI Loans / Pools Identified as Impaired

	As of September 30, 2018
	ACI Loans / Pools Identified as Impaired
(In thousands)	Recorded Investment in Impaired Loans(1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
Commercial and Industrial	$11,843	$12,644	$20	$—	$—
Commercial Real Estate	80,190	105,590	1,929	—	—
Consumer	19,127	19,495	6,247	—	—
Total	$111,160	$137,729	$8,196	$—	$—

	As of December 31, 2017
	ACI Loans / Pools Identified as Impaired
(In thousands)	Recorded Investment in Impaired Loans(1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
Commercial and Industrial	$13,541	$17,630	$5	$—	$—
Commercial Real Estate	82,856	112,330	2,010	225	—
Consumer	18,603	22,064	6,509	—	—
Total	$115,000	$152,024	$8,524	$225	$—

(1)  The recorded investment of a loan also includes any interest receivable, net unearned discount or fees, and unamortized premium or discount.

ACI Loans that Were Modified into TDRs

There were no ACI loans modified into a TDR for the nine months ended September 30, 2018 and 2017.  There were no ACI TDRs experiencing payment default during the three and nine months ended September 30, 2018 and 2017.

Credit Exposure in the ACI Portfolio

The following provides information regarding the credit exposure by portfolio segment and class of receivable as of September 30, 2018 and December 31, 2017:

ACI Loans by Risk Rating / Delinquency Stratification

Commercial credit exposure on ACI loans, based on internal risk rating:

	As of
	September 30, 2018			December 31, 2017
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Special Mention	Substandard	Doubtful
Commercial and Industrial
General C&I	$563	$1,453	$39	$737	$1,173	$37
Healthcare	—	5,857	—	—	6,148	—
Total commercial and industrial	563	7,310	39	737	7,321	37
Commercial Real Estate
Income producing	1,625	5,150	—	2,179	6,515	—
Total	$2,188	$12,460	$39	$2,916	$13,836	$37

Consumer credit exposure on ACI loans, based on past due status:

	As of
	September 30, 2018		December 31, 2017
(Recorded Investment in thousands)	Residential Real Estate	Other	Residential Real Estate	Other
0 – 29 Days Past Due	$119,816	$894	$139,662	$1,356
30 – 59 Days Past Due	3,182	86	2,299	120
60 – 89 Days Past Due	1,067	32	2,496	62
90 – 119 Days Past Due	1,950	—	399	—
120 + Days Past Due	3,893	—	7,480	45
Total	$129,908	$1,012	$152,336	$1,583

Note 4—Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets at September 30, 2018 and December 31, 2017:

(In thousands)	September 30, 2018	December 31, 2017
Goodwill	$307,083	$317,817
Core deposit intangible, net of accumulated amortization of $39,140 and $38,091, respectively	546	1,595
Customer lists, net of accumulated amortization of $19,205 and $18,097, respectively	7,345	8,604
Trademarks	24	24
Total goodwill and intangible assets	$314,998	$328,040

The decline in goodwill is related to the sale of the insurance subsidiary in the second quarter of 2018. (See “Sale of Subsidiary” in Note 1).

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

The fair value of derivative positions outstanding is included in Other Assets and Other Liabilities in the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows. For derivatives not designated as hedging instruments, gains and losses due to changes in fair value are included in noninterest income and the operating section of the consolidated statement of cash flows. For derivatives designated as hedging instruments, the effective portion of the gain or loss related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified as interest income when the forecasted transaction affects income.  The ineffective portion of the gain or loss is recognized immediately as noninterest income.  The notional amounts and estimated fair values as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018			December 31, 2017
		Fair Value			Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$1,032,000	$—	$37,181	$1,032,000	$—	$21,394
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	880,475	2,712	3,002	737,533	2,056	2,056
Commercial loan interest rate caps	97,180	387	387	186,290	153	153
Commercial loan interest rate floors	536,633	4,271	4,271	330,764	1,054	1,054
Mortgage loan held for sale interest rate lock commitments	7,078	72	—	6,119	50	—
Mortgage loan forward sale commitments	2,067	—	—	4,565	10	—
Mortgage loan held for sale floating commitments	34,884	—	—	11,800	—	—
Foreign exchange contracts	42,990	334	328	41,688	635	623
Total derivatives not designated as hedging instruments	1,601,307	7,776	7,988	1,318,759	3,958	3,886
Total derivatives	$2,633,307	$7,776	$45,169	$2,350,759	$3,958	$25,280

The Company is party to collateral support agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.  At September 30, 2018 and December 31, 2017, the Company was required to post $32.4 million and $20.2 million, respectively, in cash or securities as collateral for its derivative transactions, which are included in “interest-bearing deposits in banks” on the Company’s consolidated balance sheets. The Company’s master agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts of derivatives executed with the same counterparty under the master agreement.

Gain (loss) included in the consolidated statements of income related to derivative instruments for the three and nine months ended September 30, 2018 and 2017 were as follows:

	For the Three Months Ended September 30,
	2018			2017
(In thousands)	OCI	Reclassified from AOCI to interest income	Noninterest income	OCI	Reclassified from AOCI to interest income	Noninterest income
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$(3,616)	$(1,608)	$—	$546	$409	$—
Derivatives not designated as hedging instruments:
Mortgage loan held for sale interest rate lock commitments	$—	$—	$(54)	$—	$—	$(44)
Foreign exchange contracts	—	—	552	—	—	631

	For the Nine Months Ended September 30,
	2018			2017
(In thousands)	OCI	Reclassified from AOCI to interest income	Noninterest income	OCI	Reclassified from AOCI to interest income	Noninterest income
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$(18,656)	$(3,121)	$—	$3,872	$3,442	$—
Derivatives not designated as hedging instruments:
Mortgage loan held for sale interest rate lock commitments	$—	$—	$10	$—	$—	$35
Foreign exchange contracts	—	—	1,575	—	—	1,652

Interest Rate Swap and Cap Agreements not designated as hedging derivatives

The Company enters into certain interest rate swap, floor and cap agreements on commercial loans that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap, floor or cap with a loan customer while at the same time entering into an offsetting interest rate swap or cap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The interest rate swap transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate. The interest rate cap transaction allows the Company’s customer to minimize interest rate risk exposure to rising interest rates. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s consolidated statements of income. The Company is exposed to credit loss in the event of nonperformance by the parties to the interest rate swap and cap agreements. However, the Company does not anticipate nonperformance by the counterparties. The estimated fair value has been recorded as an asset and a corresponding liability in the accompanying consolidated balance sheets as of September 30, 2018 and December 31, 2017.

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

Based on our current interest rate forecast, $9.1 million of deferred net loss on derivatives in OCI at September 30, 2018 is estimated to be reclassified into net interest income during the next twelve months. Future changes to interest rates may significantly change actual amounts reclassified to income. There were no reclassifications into income during the nine months ended September 30, 2018 and 2017 as a result of any discontinuance of cash flow hedges because the forecasted transaction was no longer probable. The maximum length of time over which the Company is hedging a portion of its exposure to the variability in future cash flows for forecasted transactions is approximately 7.4 years as of September 30, 2018.

Note 6—Deposits

Domestic time deposits $250,000 and over were $444.2 million and $382.4 million at September 30, 2018 and December 31, 2017, respectively.  There were no foreign time deposits at either September 30, 2018 or December 31, 2017.

Note 7—Borrowed Funds

Repurchase Agreements

Securities sold under agreements to repurchase generally mature within one to seven days from the transaction date. Securities underlying the repurchase agreements remain under the control of the Company.

Information concerning the Company’s securities sold under agreements to repurchase as of September 30, 2018 and December 31, 2017 is summarized as follows:

(In thousands)	September 30, 2018	December 31, 2017
Balance at period end	$2,191	$1,026
Average balance during the period	1,526	3,371
Average interest rate during the period	0.25%	0.25%
Maximum month-end balance during the period	$2,191	$6,286

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

Senior and Subordinated Debt

In June 2014, the Company and the Bank completed an unregistered $245 million multi-tranche debt transaction and in March 2015, the Company completed an unregistered $50 million debt transaction. These transactions enhanced our liquidity and the Bank’s capital levels to support balance sheet growth.  Details of the debt transactions are as follows:

(In thousands)	September 30, 2018	December 31, 2017
Cadence Bancorporation:
4.875% senior notes, due June 28, 2019	$145,000	$145,000
5.375% senior notes, due June 28, 2021	50,000	50,000
7.250% subordinated notes, due June 28, 2029, callable in 2024	35,000	35,000
6.500% subordinated notes, due March 2025, callable in 2020	40,000	40,000
Total long-term debt—Cadence Bancorporation	270,000	270,000
Cadence Bank:
6.250% subordinated notes, due June 28, 2029, callable in 2024	25,000	25,000
Debt issue cost and unamortized premium	(1,288)	(1,606)
Purchased	(10,078)	(10,078)
Total long-term debt	$283,634	$283,316

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

Junior Subordinated Debentures

In conjunction with the Company’s acquisition of Cadence Financial Corporation and Encore Bank, N.A., the junior subordinated debentures were marked to their fair value as of their respective acquisition dates. The related mark is being amortized over the remaining term of the junior subordinated debentures.  The following is a list of junior subordinated debt:

(In thousands)	September 30, 2018	December 31, 2017
Junior subordinated debentures, 3 month LIBOR plus 2.85%, due 2033	$30,000	$30,000
Junior subordinated debentures, 3 month LIBOR plus 2.95%, due 2033	5,155	5,155
Junior subordinated debentures, 3 month LIBOR plus 1.75%, due 2037	15,464	15,464
Total par value	50,619	50,619
Purchase accounting adjustment, net of amortization	(13,786)	(14,147)
Total junior subordinated debentures	$36,833	$36,472

Advances from FHLB and Borrowings from FRB

FHLB advances are collateralized by FHLB stock and loans. FHLB advances were $340 million and $150 million as of September 30, 2018 and December 31, 2017, respectively. The advances as of September 30, 2018  include $150 million that are fixed rate and $190 million that are daily rate credits. The advances as of December 31, 2017 matured in January 2018. Any advances are collateralized by $1.7 billion of commercial and residential real estate loans pledged under a blanket lien arrangement as of September 30, 2018.

As of September 30, 2018 and December 31, 2017, the FHLB has issued for the benefit of the Bank irrevocable letters of credit totaling $585.0 million and $386.5 million, respectively. Included in the FHLB letters of credit are $50 million and $35 million of irrevocable letters of credit in favor of the State of Alabama SAFE Program to secure certain deposits of the State of Alabama. These letters expire September 30, 2019 and September 28, 2020, respectively. Also included is a $350 million irrevocable letter of credit to secure a large treasury management deposit that will expire May 26, 2021.  The remaining $150 million letter of credit for the same large treasury management deposit expired on October 1, 2018.

There were no borrowings from the FRB discount window as of September 30, 2018 and December 31, 2017.  Any borrowings from the FRB will be collateralized by $746.7 million in commercial loans pledged under a borrower-in-custody arrangement.

Note 8—Other Noninterest Income and Other Noninterest Expense

The detail of the other noninterest income and other noninterest expense captions presented in the consolidated statements of income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Other noninterest income
Insurance revenue	$—	$1,950	$2,677	$5,908
Bankcard fees	1,078	1,803	4,877	5,477
Income from bank owned life insurance policies	913	724	2,758	2,550
Other	2,571	3,385	6,882	4,183
Total other noninterest income	$4,562	$7,862	$17,194	$18,118

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Other noninterest expenses
Net cost of operation of other real estate owned	398	453	458	1,175
Data processing expense	1,989	1,688	6,666	5,086
Consulting and professional fees	4,335	2,069	9,815	4,710
Loan related expenses	821	532	1,721	1,569
FDIC Insurance	1,237	889	3,415	3,336
Communications	682	650	2,089	1,980
Advertising and public relations	679	521	1,595	1,365
Legal expenses	242	614	3,337	1,593
Other	6,826	5,552	20,637	17,356
Total other noninterest expenses	$17,209	$12,968	$49,733	$38,170

Note 9—Income Taxes

Income tax expense for the three and nine months ended September 30, 2018 was $15.1 million and $34.4 million compared to $17.5 million and $43.7 million for the same periods in 2017. The effective tax rate was 24.2% and 20.4% for the three and nine months ended September 30, 2018 compared to 34.9% and 33.3% for the same periods in 2017. The decrease in the effective tax rate for the three and nine months ended September 30, 2018 compared to the same periods in 2017 was primarily driven by the decrease in the statutory Federal tax rate established by The Tax Cuts and Jobs Act (“Tax Reform”) enacted on December 22, 2017 and a one-time bad debt deduction related to the legacy loan portfolio.

The effective tax rate is primarily affected by the amount of pre-tax income, tax-exempt interest income, and the increase in cash surrender value of bank-owned life insurance.  The effective tax rate is also affected by discrete items that may occur in any given period but are not consistent from period-to-period, which may impact the comparability of the effective tax rate between periods.

As a result of Tax Reform enacted on December 22, 2017, deferred taxes are based on the newly enacted U.S. federal statutory income tax rate of 21%.  Deferred taxes as of September 30, 2017 are based on the previously enacted U.S. statutory federal income tax rate of 35%.  The provisional amount recorded related to the remeasurement of the Company’s deferred tax asset was $19.0 million, which was recorded in the fourth quarter of 2017 as income tax expense. Based on the information available and our current interpretation of Tax Reform, the Company has made reasonable estimates of the impact from the reduction in the U.S. federal statutory rate on the remeasurement of the deferred tax asset.  However, the Company’s deferred tax asset will continue to be evaluated in the context of Tax Reform, and may change as a result of evolving management interpretations, elections, and assumptions, as well as new guidance that may be issued by the Internal Revenue Service. Management expects to complete its analysis within the measurement period in accordance with SAB 118.  Nonetheless, there has been no change to the provisional net tax benefit we recorded in the fourth quarter of 2017.

Note 10—Earnings Per Common Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period including certain participating securities that contain rights to common stock dividend distributions. Diluted earnings per share includes the dilutive effect of additional potential common shares from stock compensation awards. There were no anti-dilutive securities excluded from the computation of earnings per share in the periods presented. The following table displays a reconciliation of the information used in calculating basic and diluted earnings per common share for the three and nine months ended September 30, 2018 and 2017. See Note 18 – Equity-based Compensation for more information related to participating securities and dilutive shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2018	2017	2018	2017
Net income per consolidated statements of income	$47,136	$32,577	$133,935	$87,662
Net income allocated to participating securities	(56)	—	(162)	—
Net income allocated to common stock	$47,080	$32,577	$133,773	$87,662

Weighted average common shares outstanding (Basic)	83,625,000	83,625,000	83,625,000	80,212,912
Weighted average dilutive restricted stock units	1,035,256	330,685	1,084,240	345,425
Weighted average common shares outstanding (Diluted)	84,660,256	83,955,685	84,709,240	80,558,337

Earnings per common share (Basic)	$0.56	$0.39	$1.60	$1.09
Earnings per common share (Diluted)	$0.56	$0.39	$1.58	$1.09

Note 11—Related Party Transactions

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices, and are within applicable regulatory and lending limitations. The aggregate balances of related party loans and deposits as of September 30, 2018 and December 31, 2017 were insignificant.

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

The Federal Reserve, the FDIC and the OCC have issued guidelines governing the levels of capital that banks must maintain. The bank guidelines for the period as of September 30, 2018 specify capital tiers, which include the following classifications:

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

The most recent notification from the OCC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (the prompt corrective action requirements are not applicable to the Company). The actual capital amounts and ratios for the Company and the bank as of September 30, 2018 and December 31, 2017 are presented in the following table and as shown, are above the thresholds necessary to be considered “well-capitalized”. Management believes there are no conditions or events that would change that classification in the foreseeable future.

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
September 30, 2018
Tier 1 leverage	$1,209,051	10.7%	$1,306,355	11.6%
Common equity tier 1 capital	1,172,218	10.4	1,256,355	11.1
Tier 1 risk-based capital	1,209,051	10.7	1,306,355	11.6
Total risk-based capital	1,394,667	12.4	1,417,856	12.6
The minimum amounts of capital and ratios established by banking regulators are as follows:
Tier 1 leverage	$452,745	4.0%	$452,359	4.0%
Common equity tier 1 capital	507,387	4.5	507,071	4.5
Tier 1 risk-based capital	676,516	6.0	676,095	6.0
Total risk-based capital	902,021	8.0	901,460	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	$565,448	5.0%
Common equity tier 1 capital	N/A	N/A	732,437	6.5
Tier 1 risk-based capital	676,516	6.0	901,460	8.0
Total risk-based capital	1,127,526	10.0	1,126,825	10.0

	Consolidated Company		Bank
(In thousands)	Amount	Amount	Amount	Ratio
December 31, 2017
Tier 1 leverage	$1,096,438	10.7%	$1,198,234	11.7%
Common equity tier 1 (transitional)	1,058,888	10.6	1,149,181	11.5
Tier 1 risk-based capital	1,096,438	10.9	1,198,234	12.0
Total risk-based capital	1,283,561	12.8	1,311,376	13.1
The minimum amounts of capital and ratios established by banking regulators are as follows:
Tier 1 leverage	$410,770	4.0%	$410,743	4.0%
Common equity tier 1 (transitional)	450,951	4.5	450,874	4.5
Tier 1 risk-based capital	601,269	6.0	601,165	6.0
Total risk-based capital	801,691	8.0	801,553	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	$513,429	5.0%
Common equity tier 1 (transitional)	N/A	N/A	651,262	6.5
Tier 1 risk-based capital	$601,269	6.0	801,553	8.0
Total risk-based capital	1,002,114	10.0	1,001,941	10.0

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

The Bank is required to maintain average reserve balances in the form of cash or deposits with the Federal Reserve Bank. The reserve balance varies depending upon the types and amounts of deposits. At September 30, 2018 and December 31, 2017, the required reserve balance with the Federal Reserve Bank was approximately $148.2 million and $70.9 million, respectively.

Note 13—Commitments and Contingent Liabilities

The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of banking business and which involve elements of credit risk, interest rate risk, and liquidity risk. The commitments and contingent liabilities are commitments to extend credit, home equity lines, overdraft protection lines, and standby letters of credit. Such financial instruments are recorded when they are funded. A summary of commitments and contingent liabilities at September 30, 2018 and December 31, 2017 is as follows:

(In thousands)	September 30, 2018	December 31, 2017
Commitments to extend credit	$3,773,479	$3,270,097
Commitments to grant loans	228,732	522,967
Standby letters of credit	138,120	101,718
Performance letters of credit	31,593	17,638
Commercial letters of credit	9,562	11,790

Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the three and nine months ended September 30, 2018 and 2017. The Company does not anticipate any significant future losses as a result of these transactions.

The Company makes investments in limited partnerships, including certain low income housing partnerships for which tax credits are received. As of September 30, 2018 and December 31, 2017, unfunded capital commitments totaled $37.2 million and $20.3 million, respectively.

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

Note 15—Supplemental Cash Flow Information

	For the Nine Months Ended September 30,
(In thousands)	2018	2017
Cash paid during the year for:
Interest	$79,771	$47,048
Income taxes, net of refunds	36,334	29,105
Non-cash investing activities (at fair value):
Transfers of loans to other real estate	2,936	6,922
Transfers of commercial loans to loans held for sale	17,031	9,397

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at September 30, 2018 and December 31, 2017:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2018
Investment securities available-for-sale:
U.S. Treasury securities	$95,398	$—	$95,398	$—
Obligations of U.S. government agencies	62,798	—	62,798	—
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	87,245	—	87,245	—
Issued by FNMA and FHLMC	597,092	—	597,092	—
Other residential mortgage-backed securities	36,800	—	36,800	—
Commercial mortgage-backed securities	109,247	—	109,247	—
Total MBS	830,384	—	830,384	—
Obligations of states and municipal subdivisions	211,884	—	211,884	—
Total investment securities available-for-sale	1,200,464	—	1,200,464	—
Equity securities with readily determinable fair values not held for trading	5,923	5,923	—	—
Derivative assets	7,776	—	7,776	—
Net profits interests	12,272	—	—	12,272
Investments in limited partnerships	10,508	—	—	10,508
Total recurring basis measured assets	$1,236,943	$5,923	$1,208,240	$22,780
Derivative liabilities	$45,169	$—	$45,169	$—
Total recurring basis measured liabilities	$45,169	$—	$45,169	$—

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Investment securities available-for-sale:
U.S. Treasury securities	$96,844	$—	$96,844	$—
Obligations of U.S. government agencies	81,224	—	81,224	—
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	106,027	—	106,027	—
Issued by FNMA and FHLMC	430,422	—	430,422	—
Other residential mortgage-backed securities	46,392	—	46,392	—
Commercial mortgage-backed securities	72,195	—	72,195	—
Total MBS	655,036	—	655,036	—
Obligations of states and municipal subdivisions	423,959	—	423,959	—
Total investment securities available-for-sale	1,257,063	—	1,257,063	—
Equity securities with readily determinable fair values not held for trading	5,885	5,885	—	—
Derivative assets	3,958	—	3,958	—
Net profits interests	15,833	—	—	15,833
Total recurring basis measured assets	$1,282,739	$5,885	$1,261,021	$15,833
Derivative liabilities	$25,280	$—	$25,280	$—
Total recurring basis measured liabilities	$25,280	$—	$25,280	$—

There were no transfers between the Level 1 and Level 2 fair value categories during the three and nine months ended September 30, 2018 and 2017.

Changes in Level 3 Fair Value Measurements

 The tables below include a roll-forward of the condensed consolidated balance sheet amounts for the three and nine months ended September 30, 2018 and 2017 for changes in the fair value of financial instruments within Level 3 of the valuation hierarchy that are recorded on a recurring basis. Level 3 financial instruments typically include unobservable components, but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology:

Level 3 Assets Measured at Fair Value on a Recurring Basis

	For the Three Months Ended September 30,
	2018	2017	2018	2017
(In thousands)	Net Profits Interests		Investments in Limited Partnerships
Beginning Balance	$12,839	$16,405	$8,852	$—
Net gains included in earnings	210	105	547	—
Contributions paid	—	—	1,296	—
Distributions received	(777)	(317)	(187)	—
Ending Balance at September 30, 2018	$12,272	$16,193	$10,508	$—
Net unrealized gains included in earnings relating to assets held at the end of the period	$210	$105	$547	$—

	For the Nine Months Ended September 30,
	2018	2017	2018	2017
(In thousands)	Net Profits Interests		Investments in Limited Partnerships
Beginning Balance	$15,833	$19,425	$—	$—
Transfers in due to adoption of ASU 2016-01	—	—	5,518	—
Adjustment recorded in retained earnings due to adoption of ASU 2016-01	—	—	1,201	—
Net (losses) gains included in earnings	(1,992)	(2,427)	1,942	—
Contributions paid	—	—	2,404	—
Distributions received	(1,569)	(805)	(557)	—
Ending Balance at September 30, 2018	$12,272	$16,193	$10,508	$—
Net unrealized (losses) gains included in earnings relating to assets held at the end of the period	$(1,992)	$(2,427)	$1,942	$—

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

Assets Recorded at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheets at September 30, 2018 and December 31, 2017, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2018
Loans held for sale	$46,787	—	$46,787	$—
Impaired loans, net of specific allowance	48,610	—	—	48,610
Other real estate	3,355	—	—	3,355
Total assets measured on a nonrecurring basis	$98,752	$—	$46,787	$51,965

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Loans held for sale	$61,359	$—	$61,359	$—
Impaired loans, net of specific allowance	65,087	—	—	65,087
Other real estate	7,605	—	—	7,605
Total assets measured on a nonrecurring basis	$134,051	$—	$61,359	$72,692

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

Significant unobservable inputs used in Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017 are summarized below:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
September 30, 2018
Impaired loans, net of specific allowance	$48,611	Appraised value, as adjusted	Discount to fair value	0% - 20%
		Discounted cash flow	Net recoverable oil and gas reserves and forward-looking commodity prices. Discount rate - 10%	0% - 17%(1)
		Discounted cash flow	Discount rates - 2.9% to 8.7%	0% - 20%(1)
		Enterprise value	Exit multiples	0 - 15%(1)
			Estimated closing costs	10%
Other real estate	3,355	Appraised value, as adjusted	Discount to fair value	0% - 20%
			Estimated closing costs	10%
(1) - Represents difference of unpaid balance to fair value.

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
December 31, 2017
Impaired loans, net of specific allowance	$65,087	Appraised value, as adjusted	Discount to fair value	0% - 50%
		Discounted cash flow	Net recoverable oil and gas reserves and forward-looking commodity prices. Discount rate - 9%	0% - 29%(1)
		Discounted cash flow	Discount rates - 3.6% to 8.0%	0% - 1%(1)
			Estimated closing costs	10%
Other real estate	7,605	Appraised value, as adjusted	Discount of fair value	0%-20%
			Estimated closing costs	10%
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

Limitations.    The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. The fair values for loans involve the use of significant internally-developed pricing assumptions due to market-illiquidity for loans net of unearned income and loans held for sale as of September 30, 2018 and December 31, 2017. These assumptions are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. This table only includes financial instruments of the Company, and, accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of the Company.

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2018
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$125,220	$125,220	$125,220	$—	$—
Interest-bearing deposits in other banks	273,404	273,404	273,404	—	—
Federal funds sold	249	249	249	—	—
Securities available-for-sale	1,200,464	1,200,464	—	1,200,464	—
Equity securities with readily determinable fair values not held for trading	5,923	5,923	5,923	—	—
Loans held for sale	46,787	46,787	—	46,787	—
Net loans	9,357,668	9,166,511	—	—	9,166,511
Derivative assets	7,776	7,776	—	7,776	—
Net profits interests	12,272	12,272	—	—	12,272
Investments in limited partnerships	10,508	10,508	—	—	10,508
Financial Liabilities:
Deposits	9,558,276	9,548,632	—	9,548,632	—
Advances from FHLB	340,000	340,000	—	340,000	—
Securities sold under agreements to repurchase	2,191	2,191	—	2,191	—
Senior debt	184,778	194,593	—	194,593	—
Subordinated debt	98,856	97,424	—	97,424	—
Junior subordinated debentures	36,833	48,898	—	48,898	—
Derivative liabilities	45,169	45,169	—	45,169	—

	December 31, 2017
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$238,707	$238,707	$238,707	$—	$—
Interest-bearing deposits in other banks	482,568	482,568	482,568	—	—
Federal funds sold	9,536	9,536	9,536	—	—
Securities available-for-sale	1,257,063	1,257,063	—	1,257,063	—
Securities held-to-maturity	290	311	—	311	—
Equity securities with readily determinable fair values not held for trading	5,885	5,885	5,885	—	—
Loans held for sale	61,359	61,359	—	61,359	—
Net loans	8,165,851	8,134,903	—	—	8,134,903
Derivative assets	3,958	3,958	—	3,958	—
Net profits interests	15,833	15,833	—	—	15,833
Financial Liabilities:
Deposits	9,011,515	9,006,890	—	9,006,890	—
Advances from FHLB	150,000	150,000	—	150,000	—
Securities sold under agreements to repurchase	1,026	1,026	—	1,026	—
Senior debt	184,629	194,484	—	194,484	—
Subordinated debt	98,687	94,724	—	94,724	—
Junior subordinated debentures	36,472	49,161	—	49,161	—
Derivative liabilities	25,280	25,280	—	25,280	—

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

The following tables present the operating results of the segments as of and for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$102,940	$(429)	$(4,411)	$98,100
Provision for credit losses	(1,365)	—	—	(1,365)
Noninterest income	13,741	10,105	130	23,976
Noninterest expense	50,612	7,904	2,715	61,231
Income tax expense (benefit)	15,669	270	(865)	15,074
Net income	$51,765	$1,502	$(6,131)	$47,136

	Three Months Ended September 30, 2017
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$87,123	$(2,340)	$(3,620)	$81,163
Provision for credit losses	1,723	—	—	1,723
Noninterest income	13,967	12,798	359	27,124
Noninterest expense	46,785	9,087	658	56,530
Income tax expense (benefit)	18,404	480	(1,427)	17,457
Net income	$34,178	$891	$(2,492)	$32,577

	Nine Months Ended September 30, 2018
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$299,555	$(1,736)	$(13,224)	$284,595
Provision for credit losses	4,278	—	—	4,278
Noninterest income	35,499	37,443	689	73,631
Noninterest expense	151,179	27,696	6,730	185,605
Income tax expense (benefit)	41,595	3,817	(11,004)	34,408
Net income	$138,002	$4,194	$(8,261)	$133,935
Total assets	$11,660,234	$93,721	$5,882	$11,759,837

	Nine Months Ended September 30, 2017
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$252,240	$(873)	$(13,062)	$238,305
Provision for credit losses	14,210	—	—	14,210
Noninterest income	37,178	36,517	523	74,218
Noninterest expense	139,239	26,361	1,385	166,985
Income tax expense (benefit)	47,589	3,249	(7,172)	43,666
Net income	$88,380	$6,034	$(6,752)	$87,662

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

The Amended and Restated 2015 Omnibus Incentive Plan (the “Plan”) permits the Company to grant to employees and directors various forms of incentive compensation. The principal purposes of this plan are to focus directors, officers and other employees and consultants on business performance that creates shareholder value, to encourage innovative approaches to the business of the Company, and to encourage ownership of the Company’s stock. The Plan authorizes 7,500,000 common share equivalents available for grant, where grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. The number of remaining share equivalents available for future issuance under the Plan was 6,557,711 at September 30, 2018 assuming applicable performance goals are satisfied at target levels.

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

On June 1, 2018, the Company commenced the 2018 Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase the Company’s Class A Common Stock (“Common Stock”) at a discount of 15% of the fair market value of a share of Class A Common Stock, defined as the closing price of Common Stock on the stock exchange for the first and last days of the purchase period (as defined). The total amount of the Company’s Common Stock on which options may be granted under the ESPP shall not exceed 500,000 shares. Shares of Common Stock subject to any unexercised portion of a terminated, canceled or expired option granted under the ESPP may again be used for options under the ESPP. No participating employee shall have any rights as a shareholder until the issuance of a stock certificate to the employee. There have been 32,917 shares issued under the ESPP in 2018 which resulted in compensation expense of $106 thousand and $135 thousand for the three and nine months ended September 30, 2018, respectively.

As of September 30, 2018, there were 942,289 outstanding non-vested restricted stock units with a weighted average grant date fair value of $11.25.  There were no forfeitures for the nine months ended September 30, 2017.   The following table is a summary of the restricted stock unit activity for the nine months ended September 30, 2018:

	For the Nine Months Ended September 30, 2018
	Number of Shares	Fair Value per Unit at Award Date
Non-vested at beginning of period	672,750	$5.14
Forfeited during the period	(566)	26.50
Granted during the period	270,105	26.50
Non-vested at end of period	942,289	$11.25

The Company recorded $1.3 million and $2.8 million equity-based compensation expense for the outstanding restricted stock units for the three and nine months ended September 30, 2018, respectively, compared to $0.4 million and $1.2 million for the same periods in 2017.  The remaining expense related to unvested restricted stock units is $7.4 million as of September 30, 2018 and will be recognized over the next 30 months.

Note 19—Accumulated Other Comprehensive Loss

Activity within the balances in accumulated other comprehensive loss is shown in the following tables for the nine months ended September 30, 2018.

(In thousands)	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on defined benefit pension plans	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Accumulated other comprehensive gain (loss)
Balance at December 31, 2017	$(2,160)	$(531)	$(16,342)	$(19,033)
Net change	(36,681)	—	(11,945)	(48,626)
Balance at September 30, 2018	$(38,841)	$(531)	$(28,287)	$(67,659)

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

The Bank has invested in several affordable housing projects as a limited partner. The partnerships have qualified to receive annual affordable housing federal tax credits that are recognized as a reduction of current tax expense. The Company has determined that these structures meet the definition of VIE’s under Topic ASC 810 but that consolidation is not required, as the Bank is not the primary beneficiary. At September 30, 2018 and December 31, 2017, the Bank’s maximum exposure to loss associated with these limited partnerships was limited to the Bank’s investment. The Company accounts for these investments and the related tax credits using either the effective yield method or the proportional amortization method, depending upon the date of the investment. Under the effective yield method, the Bank recognizes the tax credits as they are allocated and amortizes the initial costs of the investments to provide a constant effective yield over the period that the tax credits are allocated. Under the proportional amortization method, the Bank amortizes the cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. At September 30, 2018 and December 31, 2017, the Company had recorded investments in other assets on its consolidated balance sheets of approximately $8.1 million and $7.9 million, respectively related to these investments.

Additionally, the Company invests in other certain limited partnerships accounted for under the fair value practical expedient of net asset value totaling $10.5 million as of September 30, 2018.  The company recognized a $0.5 million and $1.9 million gain for the three and nine months ended September 30, 2018 related to these assets recorded at fair value through net income.  Certain other limited partnerships without readily determinable fair values that do not qualify for the practical expedient are accounted for at its cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments totaled $8.4 million as of September 30, 2018. Other limited partnerships are accounted for under the equity method totaling $9.3 million as of September 30, 2018. As of December 31, 2017 and prior to the adoption of ASU 2016-01, certain limited partnerships were accounted for under the cost method totaling $14.0 million and the equity method totaling $8.8 million

The following table presents a summary of the Company’s investments in limited partnerships subsequent to the adoption of ASU 2016-01 and as of September 30, 2018:

(In thousands)	As of September 30, 2018
Affordable housing projects (amortized cost)	$8,089
Limited partnerships accounted for under the fair value practical expedient of NAV	10,508
Limited partnerships without readily determinable fair values that do not qualify for the practical expedient of NAV accounted for under the cost method	8,412
Limited partnerships required to be accounted for under the equity method	9,309
Total investments in limited partnerships	$36,318

During 2016, the Bank received net profits interests in oil and gas reserves, in connection with the reorganization under bankruptcy of two loan customers. The Company has determined that these contracts meet the definition of VIE’s under Topic ASC 810, but that consolidation is not required as the Bank is not the primary beneficiary. The net profits interests are financial instruments and recorded at estimated fair value, which was $12.3 million and $15.8 million at September 30, 2018 and December 31, 2017, respectively, representing the maximum exposure to loss as of that date.

The Company has established a rabbi trust related to the deferred compensation plan offered to certain of its employees. The Company contributes employee cash compensation deferrals to the trust. The assets of the trust are available to creditors of the Company only in the event the Company becomes insolvent. This trust is considered a VIE because either there is no equity at risk in the trust or because the Company provided the equity interest to its employees in exchange for services rendered. The Company is considered the primary beneficiary of the rabbi trust as it has the ability to select the underlying investments made by the trust, the activities that most significantly impact the economic performance of the rabbi trust. The Company includes the assets of the rabbi trust as a component of other assets and a corresponding liability for the associated benefit obligation in other liabilities in its consolidated balance sheets. At September 30, 2018 and December 31, 2017, the amount of rabbi trust assets and benefit obligation was $3.9 million and $3.6 million, respectively.

Note 21—Subsequent Events

On October 19, 2018, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.15 per share of common stock, representing an annualized dividend of $0.60 per share.  The dividend will be paid on December 17, 2018 to holders of record of the Class A common stock on December 3, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis presents our results of operations and financial condition on a consolidated basis for the three and nine months ended September 30, 2018.  This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of September 30, 2018 compared to December 31, 2017 for the balance sheets and the three and nine months ended September 30, 2018 compared to September 30, 2017 for the statements of income.

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

Overview

Cadence Bancorporation is a bank holding company and a Delaware corporation headquartered in Houston, Texas, and is the parent company of Cadence Bank, National Association (N.A.). With $11.8 billion in assets, $9.4 billion in total loans (net of unearned discounts and fees), $9.6 billion in deposits and $1.4 billion in shareholders’ equity as of September 30, 2018, we currently operate a network of 66 locations across Texas, Alabama, Florida, Mississippi and Tennessee. We focus on middle-market commercial lending, complemented by retail banking and wealth management services, and provide a broad range of banking services to businesses, high net worth individuals and business owners.

We operate Cadence Bancorporation through three operating segments: Banking, Financial Services and Corporate. Our Banking Segment, which represented approximately 90% of our total revenues for the nine months ended September 30, 2018, consists of our Commercial Banking, Retail Banking and Private Banking lines of business. Our Commercial Banking activities focus on commercial and industrial (“C&I”), community banking, business banking and commercial real estate lending and treasury management services to clients in our geographic footprint in Texas and the southeast United States. Within our Commercial Banking line of business, we focus on select industries, which we refer to as our “specialized industries,” in which we believe we have specialized experience and service capabilities. These industries include franchise restaurant, healthcare and technology. Energy lending is also an important part of our business as energy production and energy related industries are meaningful contributors to the economy in our Texas market. In our Retail Banking business line, we offer a broad range of banking services through our branch network to serve the needs of consumers and small businesses. In our Private Banking business line, we offer banking services, such as deposit services and residential mortgage lending, to affluent clients and business owners.

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

We have filed a registration statement on Form S-4 with the Securities and Exchange Commission with respect to the issuance of its common stock in connection with the Merger, which registration statement was declared effective by the Securities and Exchange Commission on July 24, 2018. State Bank held a special meeting of shareholders on Tuesday, September 18, 2018 in Atlanta, Georgia, related to its pending merger with Cadence. State Bank’s shareholders approved the Merger Agreement pursuant to which State Bank will merge with and into Cadence, with Cadence continuing as the surviving corporation. The Merger is expected to close in the fourth quarter of 2018.

Selected Financial Data

The following table summarizes certain selected consolidated financial data for the periods presented. The historical consolidated financial information presented below contains financial measures that are not presented in accordance with U.S. GAAP and which have not been audited. See “Table 31 - Non-GAAP Financial Measures.”

Table 1 – Selected Financial Data

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
(In thousands, except per share data)	2018	2017	2018	2017	2017
Statement of Income Data:
Net income	$47,136	$32,577	$133,935	$87,662	$102,353
Net interest income	98,100	81,163	284,595	238,305	326,216
Noninterest income - service fees and revenue	20,490	23,014	65,790	67,647	90,052
Noninterest expense	61,231	56,530	185,605	166,985	233,356
Provision for credit losses	(1,365)	1,723	4,278	14,210	9,735
Efficiency ratio (1)	50.16	52.20	51.81	54.08	54.77
Adjusted efficiency ratio (1)	48.36	52.74	49.75	53.59	54.12
Period-End Balance Sheet Data:
Investment securities, available-for-sale	$1,200,464	$1,198,032	$1,200,464	$1,198,032	$1,257,063
Total loans, net of unearned income	9,443,819	8,028,938	9,443,819	8,028,938	8,253,427
Allowance for credit losses ("ACL")	86,151	94,765	86,151	94,765	87,576
Total assets	11,759,837	10,502,261	11,759,837	10,502,261	10,948,926
Total deposits	9,558,276	8,501,102	9,558,276	8,501,102	9,011,515
Total shareholders’ equity	1,414,826	1,340,848	1,414,826	1,340,848	1,359,056
Asset Quality Ratios:
Total nonperforming assets ("NPAs") to total loans and OREO and other NPAs	0.66%	1.51%	0.66%	1.51%	0.85%
Total ACL to total loans	0.91	1.18	0.91	1.18	1.06
ACL to total nonperforming loans ("NPLs")	182.52	122.66	182.52	122.66	183.62
Net charge-offs to average loans (2)	0.13	0.01	0.09	0.01	0.06
Capital Ratios:
Total shareholders’ equity to assets	12.0%	12.8%	12.0%	12.8%	12.4%
Tangible common equity to tangible assets (1)	9.6	10.0	9.6	10.0	9.7
Common equity tier 1 (CET1)	10.4	10.8	10.4	10.8	10.8
Tier 1 leverage capital	10.7	11.1	10.7	11.1	11.1
Tier 1 risk-based capital	10.8	11.2	10.8	11.2	11.2
Total risk-based capital	12.4	13.2	12.4	13.2	13.4
_____________________
(1) - Considered a non-GAAP financial measure. See Table 31 "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(2) - Annualized for the three and nine months ended September 30, 2018 and 2017.

Summary of Results of Operations - Three and Nine Months Ended September 30, 2018

Net income for the three months ended September 30, 2018 totaled $47.1 million, a $14.6 million or 44.7% increase, compared to $32.6 million for the same period in 2017. The primary drivers of the net $14.6 million increase included a $16.9 million increase in net interest income, a $3.1 million decrease in the provision for credit losses, and a $2.4 million decrease in income taxes, offset by an increase in noninterest expense of $4.7 million. Diluted earnings per common share for the three months ended September 30, 2018, were $0.56 compared to $0.39 for the same period in 2017.

Net income for the nine months ended September 30, 2018 totaled $133.9 million, a $46.3 million, or 52.8%, increase compared to $87.7 million for the same period in 2017. The primary drivers of the net increase included a $46.3 million increase in net interest income, a $9.9 million decreased in the provision for credit losses, and a $9.3 million decrease in income taxes. The resulting earnings per diluted common share for the three and nine months ended September 30, 2018 were $0.56 and $1.58, compared to $0.39 and $1.09 for the same periods of 2017. Diluted earnings per common share for the nine months ended September 30, 2018, were $1.58 compared to $1.09 for the same period in 2017.

The third quarter and year-to-date periods of 2018 and 2017 included non-routine revenues and expenses, primarily consisting of secondary offering expenses, merger related expenses, gain and expenses related to the sale of the assets of our insurance company, securities losses, and other items. These non-routine revenues and expenses resulted in adjusted net income(1) of $49.3 million and $133.6 million for the three months and nine months ended September 30, 2018, respectively, and adjusted net income of $31.9 million and $87.1 million for the comparable periods of 2017. Adjusted diluted earnings per share(1) was $0.58 and $1.57 for the three and nine months ended September 30, 2018, respectively, and $0.38 and $1.08 for the comparable periods of 2017.

Annualized returns on average assets, common equity and tangible common equity for the third quarter of 2018 were 1.61%, 13.40%, and 17.32%, respectively, compared to 1.29%, 9.78%, and 13.04%(1), respectively, for the third quarter of 2017. Adjusted annualized returns(1) on average assets, common equity, and tangible common equity for the nine months ended September 30, 2018, were 1.59%, 13.64%, and 17.11%, respectively, compared to 1.04%, 9.53%, and 13.07% for the nine months ended September 30, 2017. Adjusted annualized returns(1) on average assets, common equity, and tangible common equity reflect the impact of the non-routine items noted above.

Net interest income was $98.1 million for the three months ended September 30, 2018, a $16.9 million, or 20.9%, an increase compared to the same period of 2017. Our net interest spread decreased to 3.11% for the three months ended September 30, 2018 compared to 3.20% for the same period in 2017, and the net interest margin on an annualized basis increased 6 basis points to 3.58% from 3.52%. Yields on loans increased while the yield on securities decreased due to a rebalancing of the municipal securities portfolio in the second quarter of 2018. At the same time, deposit costs in the third quarter of 2018 continued to be impacted by federal funds rates increases in March, June, and September. The decline in spread and 6 basis point increase in margin were due to accelerated timing of recovery accretion income on acquired credit impaired loans in the 2017 periods.  Recovery income was $0.4 million and $1.4 million for the three and nine months ended September 30, 2018, and $0.3 million and $5.4 million for the three and nine months ended September 30, 2017, respectively.

Net interest income was $284.6 million for the nine months ended September 30, 2018, a $46.3 million, or 19.4%, increase compared to the same period of 2017. Our net interest spread decreased to 3.22% for the nine months ended September 30, 2018 compared to 3.28% for the same period in 2017, and the net interest margin on an annualized basis increased 7 basis points to 3.63% from 3.56%. The increases in net interest margin are primarily a result of our asset sensitive balance sheet and strong growth in our earning assets, partially offset by timing of recovery accretion income discussed above.

Service fees and revenue were $20.5 million in the three months ended September 30, 2018, a decrease of $2.5 million, or 11.0%, from the same period in 2017. The period-over-period decrease is due to the decrease in insurance revenue due to the sale of the assets of the insurance company in the second quarter of 2018 and to a $0.8 million decrease in interchange fees limited by the Durbin Amendment. The third quarter of 2018 is the first quarter in which the Durbin Amendment applied to the Company’s interchange fees.

Service fees and revenue were $65.8 million in the nine months ended September 30, 2018, a decrease of $1.9 million, or 2.7%, from the same period in 2017. The period-over-period decrease resulted from the decrease in insurance revenue after the sale of the assets of the insurance company in the second quarter of 2018 along with a 35.2% decrease in mortgage banking income. These decreases were partially offset by increases in in investment advisory revenue, credit related fees and other service fees.

(1) - Considered a non-GAAP financial measure. See Table 31 "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Noninterest expense for the three months ended September 30, 2018 increased $4.7 million, or 8.3%, to $61.2 million compared to $56.5 million during the same period of 2017.  The three months ended September 30, 2018 included an increase of $1.9 million in consulting and professional fees related to secondary offerings, an increase of $0.4 million in FDIC insurance, and an increase of $1.3 million in other noninterest expenses due to broad-based business growth.

Noninterest expense for nine months ended September 30, 2018 increased $18.6 million, 11.2%, to $185.6 million compared to $167.0 million during the same period of 2017. The nine months ended September 30, 2018 included higher salary and benefits expenses driven by business growth and related incentives, expenses related to the secondary offerings of $4.6 million, legal costs of $2.3 million related to litigation settlement of a pre-acquisition matter of a legacy acquired bank, $1.1 million in expenses related to the sale of the assets of our insurance company and $0.9 million in other expenses specific to acquisition related costs, partially offset by lower intangible amortization, and net cost of operation of other real estate owned.

Our efficiency ratio was 50.16% for the three months ended September 30, 2018, an improvement over the 52.20% efficiency ratio for the same period of 2017. Our efficiency ratio was 51.81% for the nine months ended September 30, 2018, an improvement over the 53.43% efficiency ratio for the same period of 2017. Our adjusted efficiency ratio(1) was 48.36% for the three months ended September 30, 2018, an improvement over the 52.74% adjusted efficiency ratio for the same period of 2017. Our adjusted efficiency ratio was 49.75% for the nine months ended September 30, 2018, an improvement over the 53.6% efficiency ratio for the same period of 2017. Adjusted efficiency ratios reflect the impact of the non-routine items.

Provision for credit losses decreased $3.1 million, or 179.2%, to ($1.4) million in the three months ended September 30, 2018, compared to $1.7 million in the same period of 2017.  Provision for credit losses decreased $9.9 million, or 69.9%, to $4.3 million in the nine months ended September 30, 2018, compared to $14.2 million in the same period of 2017.  (See “—Provision for Credit Losses” and “—Asset Quality”). The lower provision for credit losses in 2018 was primarily related to continued improvement in the energy sector and that impact on the performance of our energy portfolio, as well as refinement of our portfolio loss rates amid an overall stable credit backdrop. These factors more than offset loan provisions associated with the 2018 loan growth. Annualized net charge-offs were 0.13% of average loans during the three months ended September 30, 2018 compared to 0.01% of average loans during the same period of 2017.

Summary of Financial Condition as of September 30, 2018

Our total loans, net of unearned income, increased $1.19 billion, or 14.4%, from December 31, 2017 to $9.44 billion on at September 30, 2018, which was driven by originated loan growth of $1.12 billion, partially offset by a decrease of $67.2 million in the acquired loan portfolio. Our organic loan growth reflects increases in general C&I, commercial real estate and residential portfolios.

From an asset quality perspective, total nonperforming assets (“NPAs”) decreased $7.8 million, or 11.1%, compared to December 31, 2017. The decrease in NPAs from December 31, 2017 is primarily related to pay downs and resolutions within the energy portfolio. (See “—Asset Quality). Our total allowance for credit losses decreased $1.4 million, or 1.6%, from $87.6 million at December 31, 2017 to $86.2 million at September 30, 2018, and represented approximately 0.9% of total loans at both September 30, 2018 and December 31, 2017.

Total deposits increased $546.8 million, or 6.1%, to $9.56 billion, at September 30, 2018, from $9.01 billion at December 31, 2017.  Over the same period, noninterest-bearing deposits decreased $147.9 million, or 6.6%, and comprised 21.9% and 24.9% of total deposits at September 30, 2018 and December 31, 2017, respectively. Interest-bearing deposits increased $694.7 million, or 10.3%, and comprised 78.1% and 75.1% of total deposits at September 30, 2018 and December 31, 2017, respectively.  There was a decrease in brokered deposits of $70.4 million from December 31, 2017.

Overall, our Tier 1 leverage ratio increased 1 basis points, total risk-based capital ratio decreased 43 basis points and Tier 1 risk-based capital ratio decreased 21 basis points from December 31, 2017. We met all capital adequacy requirements and the Bank continued to exceed the minimum requirements to be considered well-capitalized under regulatory guidelines as of September 30, 2018.

(1) - Considered a non-GAAP financial measure. See Table 31 "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Results of Operations

Earnings

We reported net income for the three and nine months ended September 30, 2018 of $47.1 million and $133.9 million, respectively, compared to $32.6 million and $87.7 million for the three and nine months ended September 30, 2017, respectively. The following table presents key earnings data for the periods indicated:

Table 2 – Key Earnings Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2018	2017	2018	2017
Net income	$47,136	$32,577	$133,935	$87,662
Net income per common share
- basic (1)	0.56	0.39	1.60	1.09
- diluted (1)(4)	0.56	0.39	1.58	1.09
Dividends declared per share	0.15	—	0.40	—
Dividend payout ratio	26.79%	—%	25.00%	—%
Net interest margin	3.58	3.52	3.63	3.56
Net interest spread	3.11	3.20	3.22	3.28
Return on average assets(2)	1.61	1.29	1.59	1.19
Return on average equity(2)	13.40	9.78	13.11	9.59
Return on average tangible common equity(2)(3)	17.32	13.04	17.16	13.16

(1)

As of the completion of the in-kind distribution on September 10, 2018, 58 of our outstanding shares are owned by Cadence Bancorp, LLC, down from 34,175,000 shares as of June 30, 2018 and 64,075,000 shares as of September 30, 2017.

(2)	Annualized for the three and nine months ended September 30, 2018 and 2017.
(3)	Considered a non-GAAP financial measure. See “Table 31 - Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(4)

Includes common stock equivalents (“CSE”) of 1,167,657 and 32,389 for the three months ended September 30, 2018 and 2017, and 1,108,732 and 352,795 for the nine months ended September 30, 2018 and 2017.

Net Interest Income

The largest component of our net income is net interest income, which is the difference between the income earned on interest-earning assets and interest paid on deposits and borrowings. We manage our interest-earning assets and funding sources to maximize our net interest margin. (See “—Quantitative and Qualitative Disclosures about Market Risk” for a discussion regarding our interest rate risk). Net interest income is determined by the rates earned on our interest-earning assets, rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, the degree of mismatch and the maturity and re-pricing characteristics of our interest-earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents our net interest margin. The yield on our net earning assets less the yield on our interest-bearing liabilities represents our net interest spread.

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

The performance of loans within our acquired credit impaired (“ACI”) portfolio impacts interest income as the remaining discounts and proceeds received in excess of expected cash flows are realized in interest income when these loans are closed through payoff, charge off, workout, sale or foreclosure. At acquisition, the expected shortfall in future cash flows on our ACI portfolio, as compared to the contractual amount due, was recognized as a non-accretable discount. Any excess of expected cash flows over the acquisition date fair value is known as the accretable discount and is recognized as accretion income over the life of each pool or individual ACI loan. Expected cash flows over the acquisition date fair value are re-estimated quarterly utilizing the same cash flow methodology used at the time of acquisition. Any subsequent decreases to the expected cash flows will generally result in a provision for credit losses charge in the consolidated statements of income. Conversely, subsequent increases in expected cash flows result in a transfer from the non-accretable discount to the accretable discount, which has a positive impact on accretion income prospectively. The following table summarizes the amount of interest income related to our ACI portfolio for the periods presented:

 Table 3 – ACI Interest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Scheduled accretion for the period	$4,881	$5,550	$15,089	$17,955
Recovery income for the period	362	290	1,387	5,350
Total interest realized on the ACI portfolio	$5,243	$5,840	$16,476	$23,305
Yield on ACI Portfolio
Scheduled accretion for the period	8.45%	7.86%	8.35%	8.02%
Recovery income for the period	0.63	0.41	0.77	2.39
Total yield on the ACI portfolio	9.08%	8.27%	9.12%	10.41%

 The following table is a rollforward of the accretable difference on our ACI portfolio for the periods indicated:

Table 4 - Accretable Difference Rollforward

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Balance at beginning of period	$72,289	$85,788	$78,422	$98,728
Decreases from accretion, maturities/payoffs, foreclosures and charge-offs	(6,614)	(7,937)	(20,818)	(27,246)
Reclass from nonaccretable difference	4,117	4,248	12,188	10,617
Balance at end of period	$69,792	$82,099	$69,792	$82,099

Three Months Ended September 30, 2018 and 2017

Our net interest income, fully-tax equivalent (FTE), for the three months ended September 30, 2018 and 2017 was $98.6 million and $82.9 million, respectively, an increase of $15.6 million. Our net interest margin for the three months ended September 30, 2018 and 2017 was 3.58% and 3.52%, respectively, an increase of 6 basis points. The yield on our total loan portfolio increased 63 basis points to 5.18% for the three months ended September 30, 2018 compared to 4.55% for the three months ended September 30, 2017 due to an increase in the rate and volume of our originated portfolio. The following table sets forth, on a tax equivalent basis, the components of our net interest income with the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three months ended September 30, 2018:

Table 5- Rate/Volume Analysis

	Three Months Ended September 30,
	2018 vs. 2017
	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2018	2017	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated and ANCI loans	$115,814	$84,321	$31,493	$13,954	$17,539
ACI portfolio	5,243	5,840	(597)	527	(1,124)
Interest on securities:
Taxable	6,248	4,610	1,638	537	1,101
Tax-exempt (2)	2,195	5,046	(2,851)	(739)	(2,112)
Interest on fed funds and short-term investments	2,039	1,072	967	126	841
Interest on other investments	675	380	295	252	43
Total interest income	132,214	101,269	30,945	14,657	16,288
Expense from interest-bearing liabilities:
Interest on demand deposits	17,046	7,300	9,746	8,089	1,657
Interest on savings deposits	149	113	36	35	1
Interest on time deposits	10,312	5,665	4,647	3,356	1,291
Interest on other borrowings	3,673	2,926	747	45	702
Interest on subordinated debentures	2,473	2,336	137	125	12
Total interest expense	33,653	18,340	15,313	11,650	3,663
Net interest income	$98,561	$82,929	$15,632	$3,007	$12,625

(1)	The change in interest income due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
(2)

Interest income and yields are presented on a tax equivalent basis using a Federal tax rate of 21% and 35% for the three months ended September 30, 2018 and 2017, respectively, on our state, county and municipal investment portfolios.

Our total interest income (FTE) for the three months ended September 30, 2018 totaled $132.2 million compared to $101.3 million in the three months ended September 30, 2017. This increase is primarily the result of an increase in the volume and yield of our originated loans. The yield on our originated loan portfolio reflects an increase in LIBOR rates in our loan portfolio. The lower FTE yield on our tax-exempt securities reflects the second quarter 2018 rebalancing of the municipal securities portfolio and the lower Federal tax rate of 21% in 2018 compared to 35% in 2017.

The yield on our ACI portfolio fluctuates due to the volume and timing of cash flows received or expected to be received. The yield on our ACI portfolio for the three months ended September 30, 2018 was 9.08% compared to 8.27% for the three months ended September 30, 2017. The decrease in interest income on our ACI portfolio was due to a decline in volume. During the three months ended September 30, 2018, interest income on the ACI portfolio included $0.4 million in recovery income, compared to $0.3 million in the three months ended September 30, 2017. These amounts were realized on certain individual loans that were settled before expected, or where we received amounts above our estimates. Excluding these amounts, as shown in Table 3, the yield on our ACI loans would have been 8.45% for the three months ended September 30, 2018 compared to 7.86% for the three months ended September 30, 2017. Our total loan yield, excluding these amounts, would have been 5.17% and 4.53% for the three months ended September 30, 2018 and 2017, respectively.

Our interest expense for the three months ended September 30, 2018 and 2017 was $33.7 million and $18.3 million, respectively, an increase of $15.3 million. This increase is primarily related to the impact of higher market rates on our interest-bearing demand accounts and time deposits. Our cost of interest bearing deposits increased to 1.50% for the three months ended

September 30, 2018 compared to 0.85% for the three months ended September 30, 2017.  Our total cost of borrowings for the three months ended September 30, 2018 and 2017 was 4.29% and 4.31%, respectively.

The following table presents, on a tax equivalent basis, for the three months ended September 30, 2018 and 2017, our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis, except for ACI loans, which is a monthly average.

Table 6 – Average Balances, Net Interest Income and Interest Yields/Rates

	Three Months Ended September 30,
	2018			2017
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)
Originated and ANCI loans	$9,036,566	$115,814	5.08%	$7,587,556	$84,321	4.41%
ACI portfolio	229,188	5,243	9.08	280,238	5,840	8.27
Total loans	9,265,754	121,057	5.18	7,867,794	90,161	4.55
Investment securities
Taxable	928,275	6,248	2.67	760,269	4,610	2.41
Tax-exempt (2)	213,429	2,195	4.08	408,913	5,046	4.90
Total investment securities	1,141,704	8,443	2.93	1,169,182	9,656	3.28
Federal funds sold and short-term investments	458,491	2,039	1.76	267,684	1,072	1.59
Other investments	54,762	675	4.89	49,661	380	3.04
Total interest-earning assets	10,920,711	132,214	4.80	9,354,321	101,269	4.30
Noninterest-earning assets:
Cash and due from banks	71,777			60,760
Premises and equipment	62,422			65,308
Accrued interest and other assets	623,842			639,188
Allowance for credit losses	(92,783)			(94,706)
Total assets	$11,585,969			$10,024,871
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$5,175,915	$17,046	1.31%	$4,329,086	$7,300	0.67%
Savings deposits	181,449	149	0.33	180,099	113	0.25
Time deposits	1,978,807	10,312	2.07	1,648,000	5,665	1.36
Total interest-bearing deposits	7,336,171	27,507	1.49	6,157,185	13,078	0.84
Other borrowings	432,279	3,673	3.37	349,925	2,926	3.32
Subordinated debentures	135,585	2,473	7.24	134,873	2,336	6.87
Total interest-bearing liabilities	7,904,035	33,653	1.69	6,641,983	18,340	1.10
Noninterest-bearing liabilities:
Demand deposits	2,153,097			1,982,784
Accrued interest and other liabilities	133,776			79,220
Total liabilities	10,190,908			8,703,987
Shareholders' equity	1,395,061			1,320,884
Total liabilities and shareholders' equity	$11,585,969			$10,024,871
Net interest income/net interest spread		98,561	3.11%		82,929	3.20%
Net yield on earning assets/net interest margin			3.58%			3.52%
Taxable equivalent adjustment:
Investment securities		(461)			(1,766)
Net interest income		$98,100			$81,163

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2)	Interest income and yields are presented on a taxable equivalent basis using a tax rate of 21% and 35% for the three months ended September 30, 2018 and 2017, respectively.

Nine months ended September 30, 2018 and 2017

Our net interest income, fully-tax equivalent (FTE), for the nine months ended September 30, 2018 and 2017 was $286.7 million and $243.7 million, respectively, an increase of $42.9 million. Our net interest margin for the nine months ended September 30, 2018 and 2017 was 3.63% and 3.56%, respectively, an increase of 7 basis points. The yield on our total loan portfolio increased 56 basis points to 5.10% for the nine months ended September 30, 2018 compared to 4.54% for the nine months ended September 30, 2017 due to an increase in the rate and volume of our originated portfolio. The following table sets forth, on a tax equivalent basis, the components of our net interest income with the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the nine months ended September 30, 2018:

	Nine Months Ended September 30,
	2018 vs. 2017
	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2018	2017	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated and ANCI loans	$321,112	$238,095	$83,017	$40,222	$42,797
ACI portfolio	16,476	23,305	(6,829)	(2,676)	(4,153)
Interest on securities:
Taxable	16,884	13,089	3,795	1,089	2,706
Tax-exempt (2)	9,876	15,506	(5,630)	(2,661)	(2,970)
Interest on fed funds and short-term investments	4,838	2,184	2,654	820	1,834
Interest on other investments	1,697	1,745	(48)	(236)	189
Total interest income	370,883	293,924	76,959	36,558	40,403
Expense from interest-bearing liabilities:
Interest on demand deposits	37,771	19,186	18,585	(13,792)	32,377
Interest on savings deposits	397	344	53	52	1
Interest on time deposits	28,300	15,084	13,216	8,799	4,417
Interest on other borrowings	10,414	8,623	1,791	639	1,152
Interest on subordinated debentures	7,332	6,955	377	342	37
Total interest expense	84,214	50,192	34,022	(3,960)	37,984
Net interest income	$286,669	$243,732	$42,937	$40,518	$2,419

(1)	The change in interest income due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
(2)

Interest income and yields are presented on a tax equivalent basis using a Federal tax rate of 21% and 35% for the nine months ended September 30, 2018 and 2017, respectively, on our state, county and municipal investment portfolios.

Our total interest income (FTE) for the nine months ended September 30, 2018 totaled $370.9 million compared to $293.9 million in the nine months ended September 30, 2017. This increase is primarily the result of an increase in the volume and yield of our originated loans. The yield on our originated loan portfolio reflects an increase in LIBOR rates in our loan portfolio. The lower FTE yield on our tax-exempt securities reflects the lower Federal tax rate of 21% in 2018 compared to 35% in 2017.

The yield on our ACI portfolio fluctuates due to the volume and timing of cash flows received or expected to be received. The yield on our ACI portfolio for the nine months ended September 30, 2018 was 9.12% compared to 10.41% for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, interest income on the ACI portfolio included $1.4 million in recovery income, compared to $5.4 million in the nine months ended September 30, 2017. These amounts were realized on certain individual loans that were settled before expected, or where we received amounts above our estimates. Excluding these amounts, the yield on our ACI loans would have been 8.35% for the nine months ended September 30, 2018 compared to 8.02% for the nine months ended September 30, 2017. Our total loan yield, excluding these amounts, would have been 5.08% and 4.45% for the nine months ended September 30, 2018 and 2017, respectively.

Our interest expense for the nine months ended September 30, 2018 and 2017 was $84.2 million and $50.2 million, respectively, an increase of $34.0 million. This increase is primarily related to the impact of higher market rates on our interest-bearing demand accounts and time deposits. Our cost of interest bearing deposits increased to 1.89% for the nine months ended September 30, 2018 compared to 1.14% for the nine months ended September 30, 2017.  Our total cost of borrowings for the nine months ended September 30, 2018 and 2017 was 4.42% and 4.25%, respectively, and is primarily related to an increase in LIBOR rates from the prior period and the level of advances from the FHLB.

The following table presents, on a tax equivalent basis, for the nine months ended September 30, 2018 and 2017, our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis, except for ACI loans, which is a monthly average.

	Nine Months Ended September 30,
	2018			2017
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)
Originated and ANCI loans	$8,614,239	$321,112	4.98%	$7,391,626	$238,095	4.31%
ACI portfolio	241,643	16,476	9.12	299,172	23,305	10.41
Total loans	8,855,882	337,588	5.10	7,690,798	261,400	4.54
Investment securities
Taxable	865,152	16,884	2.61	723,871	13,089	2.42
Tax-exempt (2)	320,838	9,876	4.12	407,511	15,506	5.09
Total investment securities	1,185,990	26,760	3.02	1,131,382	28,595	3.38
Federal funds sold and short-term investments	474,987	4,838	1.36	281,454	2,184	1.04
Other investments	53,240	1,697	4.26	49,263	1,745	4.74
Total interest-earning assets	10,570,099	370,883	4.69	9,152,897	293,924	4.29
Noninterest-earning assets:
Cash and due from banks	81,474			57,837
Premises and equipment	62,700			65,663
Accrued interest and other assets	622,146			641,331
Allowance for credit losses	(91,762)			(89,156)
Total assets	$11,244,657			$9,828,572

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$4,895,838	$37,771	1.03%	$4,338,645	$19,186	0.59%
Savings deposits	183,566	397	0.29	182,877	344	0.25
Time deposits	2,021,276	28,300	1.87	1,618,298	15,084	1.25
Total interest-bearing deposits	7,100,680	66,468	1.25	6,139,820	34,614	0.75
Other borrowings	400,877	10,414	3.47	355,393	8,623	3.24
Subordinated debentures	135,410	7,332	7.24	134,692	6,955	6.90
Total interest-bearing liabilities	7,636,967	84,214	1.47	6,629,905	50,192	1.01
Noninterest-bearing liabilities:
Demand deposits	2,113,406			1,895,754
Accrued interest and other liabilities	128,666			81,068
Total liabilities	9,879,039			8,606,727
Shareholders' equity	1,365,618			1,221,845
Total liabilities and shareholders' equity	$11,244,657			$9,828,572
Net interest income/net interest spread		286,669	3.22%		243,732	3.28%
Net yield on earning assets/net interest margin			3.63%			3.56%
Taxable equivalent adjustment:
Investment securities		(2,074)			(5,427)
Net interest income		$284,595			$238,305

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2)	Interest income and yields are presented on a taxable equivalent basis using a tax rate of 21% and 35% for the nine months ended September 30, 2018 and 2017, respectively.

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

The provision for credit losses totaled ($1.4) million and $4.3 million for the three and nine months ended September 30, 2018, compared to $1.7 million $14.2 million for the three and nine months ended September 30, 2017. The following is a summary of our provision for credit losses for the periods indicated presented by originated, ANCI and ACI portfolios:

Table 7 – Provision for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Originated Loans
Commercial and industrial	$2,894	$(432)	$8,890	$8,656
Commercial real estate	(1,660)	811	(1,877)	3,564
Consumer	(1,215)	2,689	(953)	3,633
Small business	(1,200)	109	(513)	328
Total originated loans	(1,181)	3,177	5,547	16,181
ANCI Loans
Commercial and industrial	(481)	31	(651)	639
Commercial real estate	(68)	—	(220)	(42)
Consumer	242	(154)	281	(146)
Small business	(18)	(69)	(191)	(224)
Total ANCI	(325)	(192)	(781)	227
ACI Loans
Commercial and industrial	21	278	10	95
Commercial real estate	142	(1,195)	(226)	(877)
Consumer	(22)	(345)	(272)	(1,416)
Small business	—	—	—	—
Total ACI	141	(1,262)	(488)	(2,198)
Total Loans
Commercial and industrial	2,434	(123)	8,249	9,390
Commercial real estate	(1,586)	(384)	(2,323)	2,645
Consumer	(995)	2,190	(944)	2,071
Small business	(1,218)	40	(704)	104
Total provision for credit losses	$(1,365)	$1,723	$4,278	$14,210

Our originated and ANCI loan portfolios are divided into commercial and consumer segments. The commercial allowance estimate is driven by loan level risk ratings. The consumer allowance estimate uses pool level historical loss rates based on certain credit attributes. The primary driver of the originated ACL is the underlying credit quality of the loans, which have seen credit risk migration trends as the portfolio has become more seasoned. We recognized ($1.4) million and $4.3 million in provision during the three and nine months ended September 30, 2018, respectively, which included ($1.3) million and $5.5 million provision related to the originated portfolio. The C&I portfolio provision of $2.9 million and $8.9 million for the three and nine months ended September 30, 2018, respectively, was primarily related to loan growth.  The decrease in other segments of the originated loan provision for the three and nine months ended September 30, 2018 compared to the same periods in 2017 is primarily attributable to stable credit quality and the refinement of our portfolio loss rates.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of income generated from the services we provide our customers.

Noninterest income totaled $24.0 million and $73.6 million for the three and nine months ended September 30, 2018, compared to $27.1 million and $74.2 million for the three and nine months ended September 30, 2017.  The decrease in our service fees and revenue for the nine months ended September 30, 2018 compared to the same period in 2017 is primarily attributable to the sale of the assets of our insurance company, decreased trust services revenue and decreased mortgage banking income.

The following table compares noninterest income for the three and nine months ended September 30, 2018 and 2017:

Table 8 – Noninterest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Investment advisory revenue	$5,535	$5,283	4.8%	$16,177	$15,260	6.0%
Trust services revenue	4,449	4,613	(3.6)	13,578	14,428	(5.9)
Service charges on deposit accounts	3,813	3,920	(2.7)	11,576	11,519	0.5
Credit related fees	3,549	3,306	7.4	10,933	8,794	24.3
Insurance revenue	—	1,950	(100.0)	2,677	5,908	(54.7)
Bankcard fees	1,078	1,803	(40.2)	4,877	5,477	(11.0)
Mortgage banking income	747	965	(22.6)	1,974	3,044	(35.2)
Other service fees	1,319	1,174	12.4	3,998	3,217	24.3
Total service fees and revenue	20,490	23,014	(11.0)	65,790	67,647	(2.7)
Securities gain (losses), net	2	1	NM	(1,799)	(162)	NM
Other	3,484	4,109	(15.2)	9,640	6,733	43.2
Total other noninterest income	3,486	4,110	(15.2)	7,841	6,571	19.3
Total noninterest income	$23,976	$27,124	(11.6)%	$73,631	$74,218	(0.8)%

NM – Not Meaningful

Investment Advisory Revenue. Our investment advisory revenue is comprised largely of investment management and financial planning revenues generated through our subsidiary Linscomb & Williams, Inc. (“L&W”). The 4.8% and 6.0% increase in investment advisory revenue for the three and nine months ended September 30, 2018 to $5.5 million and $16.2 million was primarily due to growth in assets under management due to both new customer origination and market improvements.

Trust Services Revenue. We earn fees from our customers for trust services. For the three months ended September 30, 2018 and 2017, trust fees totaled $4.4 million and $4.6 million, respectively, a decrease of $0.2 million, or 3.6%. For the nine months ended September 30, 2018 and 2017, trust fees totaled $13.6 million and $14.4 million, respectively, a decrease of $0.9 million, or 5.9%. The decrease was primarily due to the transfer of certain deposit relationships from trust to treasury management. Additionally, the relatively flat market and estate tax reform have slowed the pace of personal trust growth.

Service Charges on Deposit Accounts. We earn fees from our customers for deposit-related services. For the three months ended September 30, 2018 and 2017, service charges and fees totaled $3.8 million and $3.9 million, which is a decrease of 2.7%.  For the nine months ended September 30, 2018 and 2017, service charges and fees totaled $11.6 million and $11.5 million, which is an increase of 0.5%.  The increase was largely due to an increase in account analysis fees.

Credit-Related Fees. Our credit-related fees include fees related to credit advisory services, unfunded commitment fees and letter of credit fees. For the three and nine months ended September 30, 2018, credit-related fees increased 7.4% and 24.3%, respectively, to $3.5 million and $10.9 million, respectively, compared to $3.3 million and $8.8 million for the three and nine months ended September 30, 2017, primarily as a result of an increase in unfunded commitment and letter of credit fees.

Insurance Revenue. Our insurance revenue was zero and $2.7 million for the three and nine months ended September 30, 2018, compared to $2.0 million and $5.9 million for the same periods in 2017.  The decreases of $2.0 million and $3.2 million for the three and nine months ended September 30, 2018 results from the sale of the assets of Cadence Insurance in the second quarter of 2018.

Bankcard Fees. Our bankcard fees are comprised of automated teller machine (“ATM”) network fees and debit card revenue. Our bankcard fees were $1.1 million and $4.9 million for the three and nine months ended September 30, 2018, respectively.  The decrease of 40.2% and 11.0% for three and nine months ended September 30, 2018 was primarily due to the limit on interchange fees imposed by the Durbin Amendment. The third quarter of 2018 is the first quarter in which the Durbin Amendment applied to the Company’s interchange fees.

Mortgage Banking Revenue. Our mortgage banking revenue is comprised of mortgage loan sales and servicing income. The decreases of $0.2 million and $1.1 million, or 22.6% and 35.2%, for the three and nine months ended September 30, 2018, respectively, were mostly due to lower gains related to decreased volumes originated and sold in the secondary market.

Other Service Fees. Our other service fees include retail services fees. For the three and nine months ended September 30, 2018, other service fees totaled $1.3 million and $4.0 million, respectively. The third quarter 2018 amount is essentially the same as prior quarter while the year-to-date 2018 amount increased over the prior year-to-date period largely due to an increase in sweep account income.

Other Income. The increase in other income for the nine months ended September 30, 2018 compared to 2017 resulted from the gain on sale of our insurance subsidiary and a gain on sale of a nonmortgage loan partially offset by the decline in the estimated fair value of a net profits interest in oil and gas reserves due to lower forecasted production.

Noninterest Expenses

The following table compares noninterest expense for the three and nine months ended September 30, 2018 and 2017:

Table 9 – Noninterest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
Salaries and employee benefits	$35,811	$35,007	2.3%	$111,432	$103,956	7.2%
Premises and equipment	7,561	7,419	1.9	22,283	21,292	4.7
Intangible asset amortization	650	1,136	(42.8)	2,157	3,567	(39.5)
Net cost of operation of other real estate owned	398	453	(12.1)	458	1,175	(61.0)
Data processing expense	1,989	1,688	17.8	6,666	5,086	31.1
Consulting and professional fees	4,335	2,069	109.5	9,815	4,710	108.4
Loan related expenses	821	532	54.3	1,721	1,569	9.7
FDIC Insurance	1,237	889	39.1	3,415	3,336	2.4
Communications	682	650	4.9	2,089	1,980	5.5
Advertising and public relations	679	521	30.3	1,595	1,365	16.8
Legal expenses	242	614	(60.6)	3,337	1,593	109.5
Other	6,826	5,552	22.9	20,637	17,356	18.9
Total Noninterest Expense	$61,231	$56,530	8.3%	$185,605	$166,985	11.2%

Noninterest expense was $61.2 million and $185.6 million for the three and nine months ended September 30, 2018, compared to $56.5 million and $167.0 million for the three and nine months ended September 30, 2017.  The increase of $4.7 million and $18.6 million, or 8.3% and 11.2%, respectively, for the three and nine months ended September 30, 2018, compared to the same periods in 2017 was driven by increases in salaries and benefits, premises and equipment, data processing, consulting and professional fees and legal fees.

Salaries and Employee Benefits. Salaries and employee benefit costs are the largest component of noninterest expense and include employee payroll expense, incentive compensation, health insurance, benefit plans and payroll taxes. Salaries and employee benefits increased $0.8 million and $7.5 million, or 2.3% and 7.2%, for the three and nine months ended September 30, 2018 compared to 2017, respectively, driven by business growth and related incentives. Regular compensation makes up the majority of the total salaries and employee benefits category.  Regular compensation increased 3.2% for the nine months ended September 30, 2018 compared to 2017, respectively.  The following table provides additional detail of our salaries and employee benefits expense for the periods presented:

Table 10 – Salaries and Employee Benefits Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Salaries and employee benefits
Regular compensation	$20,537	$20,495	$63,710	$61,754
Incentive compensation	10,653	10,354	31,751	27,623
Taxes and employee benefits	4,621	4,158	15,971	14,579
Total salaries and employee benefits	$35,811	$35,007	$111,432	$103,956

Premises and Equipment. Rent, depreciation and maintenance costs comprise the majority of premises and equipment expenses, which increased 1.9% and 4.7% for the three and nine months ended September 30, 2018.  This increase includes the increase in certain maintenance costs and new equipment.

Intangible Asset Amortization. In conjunction with our previous acquisitions, we recorded core deposit and other customer intangible assets of approximately $66.0 million, which are being amortized on an accelerated basis over a seven- to ten-year period.

Net Cost of Operation of Other Real Estate Owned. Net cost of operation of other real estate owned primarily represents our gains (losses) on other real estate owned resulting from the sale or write-down of foreclosed property. During the three and nine months ended September 30, 2018, we had net losses from the sale/write-down of foreclosed properties totaling $0.3 million and $0.2 million compared to net losses of $0.1 million and $0.4 million for the same periods in 2017. Our other costs of operations continue to decline as the volume and complexity of these properties diminishes. See “—Nonperforming Assets” for detail of foreclosed properties as of September 30, 2018.

Data Processing. Data processing expense for our operating systems totaled $2.0 million and $6.7 million for the three and nine months ended September 30, 2018, respectively, compared to $1.7 million and $5.1 million for the same periods in 2017, an increase of 17.8% and 31.1%, respectively. The increases reflect growth in our business as well as cost related to a trust system upgrade and outsourcing.

Consulting and Professional Services. Consulting and professional services expenses include consulting, audit and professional fees paid to external parties. For the three and nine months ended September 30, 2018, our consulting and professional services increased $2.3 million and $5.1 million, respectively, or 109.5% and 108.4%, respectively compared to the same periods in 2017.  The increases are related to the secondary offerings costs of $2.0 million and $4.6 million for the three and nine months ended September 30, 2018, respectively.

Loan-Related Expenses. Loan-related expenses include costs related to maintaining our various loan portfolios. For the three and nine months ended September 30, 2018, our loan-related expenses totaled $0.8 million and $1.7 million, respectively, compared to $0.5 million and $1.6 million, respectively, for the same periods in 2017. The quarterly increase is related to mortgage loan costs on serviced loans. The year over year increase results from an increase in costs associated with problem mortgage loans serviced partially offset by a decrease in insurance and closing costs.

FDIC Insurance. For the three and nine months ended September 30, 2018, FDIC insurance expense increased $0.3 million and $0.1 million, respectively. Effective with the third quarter of 2018, our FDIC assessment is calculated under the Large Bank Pricing Rule. Our FDIC assessment will vary between reported periods as it is determined on various risk factors including regulatory rating, credit, liquidity and the composition of our balance sheet.

Communications. Communications expenses include expenses related to both voice and data communications. During the three and nine months ended September 30, 2018, our communications expenses increased slightly to $0.7 million and $2.1 million, respectively, from $0.7 million and $2.0 million for the same periods in 2017.

Advertising and Public Relations. Advertising and public relations expenses for the three and nine months ended September 30, 2018 increased $158 thousand and $230 thousand, respectively, or 30.3% and 16.8%, respectively.  The increases were driven by overall business growth.  Our advertising and public relations expenses are seasonal and can fluctuate between quarters.

Legal Expenses. Our legal expenses include fees paid to outside counsel related to general legal matters as well as loan resolutions. For the three months ended September 30, 2018, our legal fees decreased $372 thousand compared to the same period in 2017.  Legal fees increased $1.7 million, or 109.5%, compared to the nine months ended September 30, 2017. Legal fees for the 2018 period included $2.2 million in legal costs associated with litigation related to a pre-acquisition matter of a legacy acquired bank.  This matter was fully resolved in the first quarter of 2018.

Other. These expenses include costs for merger related expenses, insurance, supplies, education and training, and other operational expenses. For the three and nine months ended September 30, 2018, other noninterest expenses increased 22.9% and 18.9%, respectively, compared to the same periods in 2017.  The increases include merger related expenses of $0.2 million and $0.9 million for the three and nine months ended September 30, 2018.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2018 was $15.1 million and $34.4 million, respectively, compared to $17.5 million and $43.7 million for the same periods in 2017.

The effective tax rate was 24.2% and 20.4% for the three and nine months ended September 30, 2018, respectively, compared to 34.9% and 33.3% for the same periods in 2017. The decrease in the effective tax rate for the three and nine months ended September 30, 2018 compared to the same periods in 2017 was driven by the decrease in the statutory Federal tax rate established by The Tax Cuts and Jobs Act (“Tax Reform”) enacted in December 2017 as well as a $6.0 million benefit in the second quarter of 2018 due to timing of bad debt deductions related to legacy acquired loans.

The effective tax rate is primarily affected by the amount of pre-tax income, tax-exempt interest income, and the increase in cash surrender value of bank-owned life insurance.  The effective tax rate is also affected by discrete items that may occur in any given period but are not consistent from period-to-period, which may impact the comparability of the effective tax rate between periods.

As a result of Tax Reform enacted on December 22, 2017, deferred taxes are based on the newly enacted U.S. federal statutory income tax rate of 21%.  Deferred taxes as of September 30, 2017 are based on the previously enacted U.S. statutory federal income tax rate of 35%.  The provisional amount recorded related to the remeasurement of our deferred tax asset was $19.0 million, which was recorded in the fourth quarter of 2017 as income tax expense. Based on the information available and our current interpretation of Tax Reform, we made reasonable estimates of the impact from the reduction in the U.S. federal statutory rate on the remeasurement of the deferred tax asset.  However, our deferred tax asset will continue to be evaluated in the context of Tax Reform and may change as a result of evolving management interpretations, elections, and assumptions, as well as new guidance that may be issued by the Internal Revenue Service. Management expects to complete its analysis within the measurement period in accordance with SAB 118.  Nonetheless, there has been no change to the provisional net tax benefit we recorded in the fourth quarter of 2017.

Financial Condition

The following table summarizes selected components of our balance sheet as of the periods indicated.

Table 11 – Selected Balance Sheet Data

	As of		Average Balance
(In thousands)	September 30, 2018	December 31, 2017	Three Months Ended September 30,2018	Nine Months Ended September 30,2018	Year Ended December 31, 2017
Total assets	$11,759,837	$10,948,926	$11,585,969	$11,244,657	$10,020,036
Total interest-earning assets	11,029,429	10,120,137	10,920,711	10,570,099	9,345,046
Total interest-bearing liabilities	8,126,078	7,239,564	7,904,035	7,636,967	6,714,907
Short-term and other investments	332,436	542,113	513,253	528,227	363,464
Securities available for sale	1,200,464	1,257,063	1,135,848	1,180,059	1,155,819
Loans, net of unearned income	9,443,819	8,253,427	9,265,754	8,855,882	7,825,763
Goodwill	307,083	317,817	307,083	312,981	317,817
Noninterest-bearing deposits	2,094,856	2,242,765	2,153,097	2,113,406	1,965,070
Interest-bearing deposits	7,463,420	6,768,750	7,336,171	7,100,680	6,221,711
Borrowings and subordinated debentures	662,658	470,814	567,864	536,287	493,196
Shareholders' equity	1,414,826	1,359,056	1,395,061	1,365,618	1,253,861

Investment Portfolio

Our available-for-sale securities portfolio decreased $56.6 million, or 4.5%, to $1.20 billion at September 30, 2018, from $1.26 billion at December 31, 2017. In the second quarter of 2018, we sold approximately $187.8 million of available-for-sale investment securities as part of an effort to rebalance the portfolio and reduce our target concentration of tax free municipal securities.  At September 30, 2018, our investment securities portfolio was 9.9% of our total interest-earning assets and produced an average taxable equivalent yield of 2.93% and 3.02% for the three and nine months ended September 30, 2018, respectively.

The following table sets forth the fair value of the available-for-sale securities at the dates indicated:

Table 12 –Investment Portfolio

	As of
(In thousands)	September 30, 2018	December 31, 2017	Percent Change 2018 vs 2017
Investment securities available for sale:
U.S. Treasury securities	$95,398	$96,844	(1.5)%
Obligations of U.S. government agencies	62,798	81,224	(22.7)
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS):
Residential pass-through:
Guaranteed by GNMA	87,245	106,027	(17.7)
Issued by FNMA and FHLMC	597,092	430,422	38.7
Other residential mortgage-backed securities	36,800	46,392	(20.7)
Commercial mortgage-backed securities	109,247	72,195	51.3
Total MBS	830,384	655,036	26.8
Obligations of states and municipal subdivisions	211,884	423,959	(50.0)
Total investment securities available for sale	$1,200,464	$1,257,063	(4.5)%

The following table summarizes the investment securities with unrealized losses at September 30, 2018 by aggregated major security type and length of time in a continuous unrealized loss position:

Table 13 –Unrealized Losses in the Investment Portfolio

	September 30, 2018
	Less than 12 Months		More than 12 Months		Total
(In thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Temporarily Impaired
U.S. Treasury securities	$—	$—	$95,398	$5,055	$95,398	$5,055
Obligations of U.S. government agencies	52,984	637	9,814	103	62,798	740
Mortgage-backed securities:
Residential pass-through	500,706	11,428	163,141	8,858	663,847	20,286
Other residential mortgage-backed securities	20,984	643	14,423	1,269	35,407	1,912
Commercial mortgage-backed securities	44,955	1,164	57,420	5,829	102,375	6,993
Total MBS	566,645	13,235	234,984	15,956	801,629	29,191
Obligations of states and municipal subdivisions	82,993	4,556	121,176	14,280	204,169	18,836
Total temporarily impaired securities	$702,622	$18,428	$461,372	$35,394	$1,163,994	$53,822

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

Loan Portfolio

We originate commercial and industrial loans, commercial real estate loans (including construction loans), residential mortgages and other consumer loans. A strong emphasis is placed on the commercial portfolio, consisting of commercial and industrial and commercial real estate loan types, with over 74% of the portfolio residing in these loan types as of September 30, 2018. Our commercial portfolio is further diversified by industry concentration and includes loans to clients in specialized industries, including restaurant, healthcare and technology. Additional commercial lending activities include energy, construction, general corporate loans, business banking and community banking loans. Mortgage, wealth management and retail make up the majority of the consumer portfolio.

The following tables present total loans outstanding by portfolio component and class of financing receivable as of September 30, 2018 and December 31, 2017. The tables below are presented using a risk-based perspective of the loan portfolio. Total loan balances include ANCI loans, originated loans and ACI loans combined.

Table 14 –Loan Portfolio

	Total Loans		Change
(In thousands)	September 30, 2018	December 31, 2017	2018 vs 2017	Percent
Commercial and Industrial
General C&I	$3,190,756	$2,746,454	$444,302	16.2%
Restaurant industry	1,102,065	1,035,538	66,527	6.4
Energy sector	1,057,069	935,371	121,698	13.0
Healthcare	499,906	416,423	83,483	20.1
Total commercial and industrial	5,849,796	5,133,786	716,010	14.0
Commercial Real Estate
Income producing	1,158,258	1,082,929	75,329	7.0
Land and development	67,918	75,472	(7,554)	(10.0)
Total commercial real estate	1,226,176	1,158,401	67,775	5.9
Consumer
Residential real estate	2,090,069	1,690,814	399,255	23.6
Other	62,336	74,922	(12,586)	(16.8)
Total consumer	2,152,405	1,765,736	386,669	21.9
Small Business Lending	247,978	221,855	26,123	11.8
Total (Gross of Unearned Discount and Fees)	9,476,355	8,279,778	1,196,577	14.5
Unearned Discount and Fees	(32,536)	(26,351)	(6,185)	23.5
Total (Net of Unearned Discount and Fees)	$9,443,819	$8,253,427	$1,190,392	14.4%

Commercial and Industrial. Commercial and Industrial (“C&I”) loans increased by $716.0 million, or 14.0%, since December 31, 2017 and represented 61.7% of our total loan portfolio at September 30, 2018, compared to 62.0% of total loans at December 31, 2017. Approximately 27.1% of the originated commercial loan portfolio (combining C&I and CRE) consists of shared national credits, which vary by industry and geography. As of September 30, 2018, 88.4% of the shared national credit portfolio, or $2.27 billion, resides in the commercial and industrial segment of the loan portfolio, on a loan balance basis. As of September 30, 2018, the largest category of shared national credits is the Energy sector, representing 28.1% of the shared national credits portfolio, or $719.9 million as of September 30, 2018 compared to 23.9% of the shared national credits portfolio, or $715.9 million as of December 31, 2017.  The next largest category of shared national credits is the Restaurant industry at 25.9% of all shared national credits, or $663.1 million, compared to 24.4% and $731.2 million as of December 31, 2017. The remaining amount of the shared national credit portfolio can be found in the services, technology, healthcare and other categories and, to a lesser amount, the CRE segment of the loan portfolio. Additionally, all shared national credits are part of the originated loan portfolio.

Our C&I loan growth reflects our strategic focus on this broad loan category. We seek further diversification within C&I loans by industry to mitigate concentration risk in any one industry and/or risk type. Our specialized industries are significant drivers of the growth and diversification of this portion of our loan portfolio. Energy and specialized industries lending have experienced teams with extensive knowledge in their industry, allowing for quality underwriting and relationship-based lending.

General C&I. As of September 30, 2018, our general C&I category included the following types of loans: finance and insurance, professional services, commodities excluding energy, manufacturing, contractors, transportation, media and telecom and other. C&I loans typically provide working capital, equipment financing and financing for expansion, and are generally secured by assignments of corporate assets including accounts receivable, inventory and/or equipment.

Energy. Energy lending is an important part of our business and our energy team is comprised of experienced lenders with significant product expertise and long-standing relationships. Additionally, energy production and energy related industries are substantial contributors to the economies in the Houston metropolitan area and the state of Texas. As of September 30, 2018, energy loans outstanding totaled $1.06 billion, or 11.2% of total loans compared to $935.4 million, or 11.3% as of December 31, 2017. We strive for a rigorous and thorough approach to energy underwriting and credit monitoring. As of September 30, 2018, we had an allowance for credit losses of $6.4 million for our energy loans, or 0.61% of the energy portfolio compared to $17.0 million, or 1.82% as of December 31, 2017. (See “—Provision for Credit Losses” and “—Allowance for Credit Losses”). As of September 30, 2018, we had $22.5 million of nonperforming energy credits compared to $42.8 million of nonperforming energy credits as of December 31, 2017.  In addition, 4.1% of the energy portfolio was criticized or classified as of September 30, 2018 compared to 11.5% at December 31, 2017. We recorded net charge-offs of approximately $5.4 million on our energy portfolio during the nine months ended September 30, 2018, which included a $6.6 million gross charge-off of a shared national credit, which was fully reserved, and a $1.2 million recovery of another energy credit. As presented in the following table our energy lending business is comprised of three areas: Exploration and Production (“E&P”), Midstream and Energy Services:

Table 15 –Energy Loan Portfolio

	Energy Sector		As of September 30, 2018
(In thousands)	September 30, 2018	December 31, 2017	Unfunded Commitments	Criticized/ Classified
Outstanding Balance
E&P	$291,478	$278,171	$141,014	$36,409
Midstream	622,163	557,800	515,317	6,806
Energy Services	143,428	99,400	163,172	—
Total energy sector	$1,057,069	$935,371	$819,503	$43,215
Percent to total loans	11.2%	11.3%
Allocated ACL
E&P	$3,060	$12,892
Midstream	2,523	1,582
Energy Services	837	2,509
Total allocated ACL	$6,420	$16,983
ACL as a Percentage of Outstanding Balances
E&P	1.05%	4.63%
Midstream	0.41	0.28
Energy Services	0.58	2.52
Total percentage	0.61%	1.82%

E&P loans outstanding totaled $291.5 million and comprised approximately 27.6% of outstanding energy loans as of September 30, 2018 compared to $278.2 million, or 29.7%, of outstanding energy loans as of December 31, 2017. E&P customers are primarily businesses that derive a majority of their revenues from the sale of oil and gas and whose credit needs require technical evaluation of oil and gas reserves. Emphasis for E&P is on high quality, independent producers with proven track records. Our E&P credit underwriting includes a combination of well-by-well analyses, frequent updates to our pricing decks and engaging energy engineers to actively monitor the portfolio and provide credit redeterminations, at a minimum, every six months. At least quarterly, and more frequently during periods of higher commodity price volatility, we adjust the base and sensitivity price decks on which we value our clients’ oil and gas reserves. Generally, we seek to follow the shape of the NYMEX strips for oil and natural gas, but at a discount to the strip. In periods of higher commodity prices, our discount from the strip is higher whereas in lower price periods our discount is lower. The price decks utilized in our engineering analysis are reported to our senior credit risk management committee. Borrowing base redeterminations occur every spring and fall, with the spring redeterminations completed prior to the end of the second quarter and fall determinations completed prior to the end of the fourth quarter.

Midstream loans outstanding totaled $622.2 million and comprised approximately 58.9% of outstanding energy loans as of September 30, 2018 compared to $557.8 million, or approximately 59.6% of outstanding energy loans as of December 31, 2017. Midstream lending is generally to customers who handle the gathering, treating and processing, storage or transportation of oil and gas. These customers’ businesses are typically less price sensitive than other energy segments given the nature of their fee-based revenue streams. Underwriting guidelines for the Midstream portfolio generally require a first lien on all assets as collateral.

Energy Services loans outstanding totaled $143.4 million and comprised approximately 13.6% of outstanding energy as of September 30, 2018 compared to $99.4 million, or approximately 10.6% of outstanding energy loans, as of December 31, 2017. Energy Services lending targets oilfield service companies that provide equipment and services used in the exploration for and extraction of oil and natural gas. Customers consist of a wide variety of businesses, including production equipment manufacturers, chemical sales, water transfer, rig equipment and other early and late stage services companies.

Specialized lending. The following table includes our specialized lending portfolio as of the dates presented:

Table 16 –Specialized Lending Portfolio

	Originated C&I Loans - Specialized Lending
	As of
(In thousands)	September 30, 2018	December 31, 2017	Unfunded Commitments as of September 30, 2018
Specialized Industries
Restaurant industry	$1,102,065	$1,035,538	$311,266
Healthcare	492,170	408,665	235,191
Technology	483,090	411,050	118,933
Total specialized industries	$2,077,325	$1,855,253	$665,390

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

Commercial Real Estate. Commercial real estate (“CRE”) loans increased by $67.8 million, or 5.9%, since December 31, 2017. CRE loans represented 12.9% of our total loan portfolio as of September 30, 2018, compared to 14.0% of total loans as of December 31, 2017. Income Producing CRE includes non-owner occupied loans secured by commercial real estate, regardless of the phase of the loan (construction versus completed). Commercial construction loans are primarily included in Income Producing CRE. Additionally, all real estate investment trust and income producing loans are included in the Income Producing CRE segment. Land, lots and homebuilder loans are included in the land and development segment. All owner occupied CRE loans reside in the various C&I segments in which the underlying risk exists.  Our CRE lending team is a group of experienced relationship managers focusing on construction and income producing property lending which generally have property or sponsors located in our geographic footprint. CRE loans are secured by a variety of property types, including multi-family dwellings, office buildings, industrial properties and retail facilities.

Consumer. Consumer loans increased by $386.7 million, or 21.9%, from December 31, 2017 to September 30, 2018. Consumer loans represented 22.7% of total loans at September 30, 2018, compared to 21.4% of total loans at December 31, 2017. We originate residential real estate mortgages that are held for investment as well as held for sale in the secondary market. Approximately 17.2% of the consumer portfolio relates to acquired portfolios compared to 15.1% as of December 31, 2017. During  2018, we have purchased, as a complement to our originations,  $144.5 million of Community Reinvestment Act (“CRA”) qualified consumer residential real estate loans at a premium of approximately 6.3%. These loans were evaluated and determined not to be credit impaired before purchase and are classified as ANCI as of September 30, 2018.  Our originated consumer loan portfolio totaled $1.78 billion as of September 30, 2018, an increase of $282.6 million, or 18.8% from December 31, 2017.

Small Business. Small Business loans increased by $26.1 million, or 11.8% from December 31, 2017 to September 30, 2018. Small business loans represented 2.6% of the total loan portfolio at September 30, 2018 and December 31, 2017. The small business category is defined as all commercial loans with a transactional exposure of $1.5 million or less and relationship exposure of $2.0 million or less.

Concentrations of Credit. Our concentrations of credit are closely and consistently monitored by the Company. Individual concentration limits are assessed and established, as needed, on a quarterly basis and measured as a percentage of risk-based capital. All concentrations greater than 25% of risk-based capital require a concentration limit, which are monitored and reported to the board of directors on at least a quarterly basis. In addition to the specialized industries, energy, and CRE segments in the loan portfolio, we manage concentration limits for other loans, such as, construction, multifamily, office building, leveraged loans, technology loans, specialty chemical, and non-specialized enterprise value loans.

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

Nonperforming Assets. Nonperforming assets (“NPAs”) primarily consist of nonperforming loans and property acquired through foreclosures or repossession (which we refer to as other real estate owned or “OREO”). The following tables present nonperforming assets and additional asset quality data for the dates indicated:

Table 17 –Nonperforming Assets

	As of September 30, 2018
(Recorded Investment in thousands)	Originated	ANCI	ACI	Total
Nonperforming loans ("NPLs"):
Commercial and industrial	$44,387	$—	$—	$44,387
Commercial real estate	—	—	—	—
Consumer	1,321	1,094	—	2,415
Small business	133	251	—	384
Total NPLs	45,841	1,345	—	47,186
Foreclosed OREO and other NPAs	12,344	24	3,257	15,625
Total nonperforming assets ("NPAs")	$58,185	$1,369	$3,257	$62,811
NPLs as a percentage of total loans	0.49%	0.01%	0.00%	0.50%
NPLs as a percentage of portfolio	0.51%	0.45%	0.00%
NPAs as a percentage of loans plus OREO/other NPAs	0.62%	0.01%	0.03%	0.66%
NPAs as a percentage of portfolio plus OREO/other NPAs	0.65%	0.46%	1.42%
NPAs as a percentage of total assets	0.49%	0.01%	0.03%	0.53%
Accruing 90 days or more past due	$202	$286	$13,573	$14,061

	As of December 31, 2017
(Recorded Investment in thousands)	Originated	ANCI	ACI	Total
Nonperforming loans ("NPLs"):
Commercial and industrial	$43,085	$—	$—	$43,085
Commercial real estate	—	—	225	225
Consumer	1,519	2,222	—	3,741
Small business	199	443	—	642
Total NPLs	44,803	2,665	225	47,693
Foreclosed OREO and other NPAs	15,973	187	6,805	22,965
Total nonperforming assets ("NPAs")	$60,776	$2,852	$7,030	$70,658
NPLs as a percentage of total loans	0.54%	0.03%	0.00%	0.58%
NPLs as a percentage of portfolio	0.57%	1.35%	0.09%
NPAs as a percentage of loans plus OREO/other NPAs	0.73%	0.03%	0.08%	0.85%
NPAs as a percentage of portfolio plus OREO/other NPAs	0.78%	1.44%	2.63%
NPAs as a percentage of total assets	0.56%	0.03%	0.06%	0.65%
Accruing 90 days or more past due	$773	$54	$16,988	$17,815

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

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, under the terms of the restructured loan. For the three and nine months ended September 30, 2018, approximately $1.3 million and $3.7 million, respectively, of contractual interest accrued on nonperforming loans was not recognized in earnings; however, approximately $0.1 million and $1.7 million, respectively, of contractual interest paid was recognized on the cash basis.

Our nonperforming loans were 0.50% of our loan portfolio as of September 30, 2018 compared to 0.58% of our loan portfolio as of December 31, 2017, with the decrease primarily due to continued resolutions within the energy portfolio. As of September 30, 2018, we had $24.9 million in energy credits considered nonperforming, of which $22.3 million are shared national credits. The majority of the remaining balance of nonperforming loans resides primarily in the restaurant sector.

The following table includes our originated nonperforming loans and assets for the periods presented.

Table 18 – Originated Nonperforming Assets

	As of
(Recorded Investment in thousands)	September 30, 2018	December 31, 2017
Nonperforming loans ("NPLs"):
Commercial and industrial
Energy- E&P	$15,726	$36,896
- Midstream	6,791	—
- Energy Services	—	5,926
Restaurant industry	21,624	—
Other commercial	246	263
Commercial real estate	—	—
Consumer	1,321	1,519
Small business	133	199
Total NPLs - originated portfolio	45,841	44,803
E&P - net profits interests	12,272	15,833
Foreclosed OREO	72	140
Total net profits interest and other nonperforming assets ("NPAs") - originated portfolio	12,344	15,973
Total nonperforming assets ("NPAs") - originated portfolio	$58,185	$60,776
NPLs as a percentage of total loans	0.49%	0.54%

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

The balance of foreclosed OREO was $3.4 million as of September 30, 2018, compared to $7.6 million as of December 31, 2017, with over 95% related to foreclosures resulting from our ACI loan portfolio. As of September 30, 2018 and December 31, 2017, there had been no additions to OREO resulting from foreclosure or repossession from a shared national credit. In the second and fourth quarters of 2016, we received net profits interests (“NPIs”) in certain oil and gas reserves related to energy credit bankruptcies related to two energy portfolio shared national credits that were charged-off in 2016. These NPIs are considered financial instruments and recorded at fair value and are subject to the volatility of oil and gas prices and other operational factors outside of our control.  The balance of the NPIs was $12.1 million as of September 30, 2018 compared to $15.8 million as of December 31, 2017.  The decrease was primarily attributable to a decline in the estimated fair value due to lower production forecasts for one of the NPIs. The following tables present the balances of our OREO and NPIs as of the dates indicated:

Table 19 – OREO and Other Assets

	As of September 30, 2018
(In thousands)	Originated	ANCI	ACI	Other	Total
Acquired through foreclosure
Land	$—	$—	$395	$—	$395
Residential property	72	24	1,210	—	1,306
Commercial property	—	—	1,652	—	1,652
Total foreclosed OREO	72	24	3,257	—	3,353
Total OREO	72	24	3,257	—	3,353
Other assets - net profits interests	12,272	—	—	—	12,272
Total OREO and other assets	$12,344	$24	$3,257	$—	$15,625

	As of December 31, 2017
(In thousands)	Originated	ANCI	ACI	Other	Total
Acquired through foreclosure
Land	$—	$—	$1,393	$—	$1,393
Residential property	140	164	2,392	—	2,696
Commercial property	—	23	3,020	—	3,043
Total foreclosed OREO	140	187	6,805	—	7,132
Unutilized bank-owned properties
Land	—	—	—	473	473
Total unutilized bank owned property	—	—	—	473	473
Total OREO	140	187	6,805	473	7,605
Other assets - net profits interests	15,833	—	—	—	15,833
Total OREO and other assets	$15,973	$187	$6,805	$473	$23,438

Past Due 90 Days and Accruing. We classify certain loans with principal or interest past due 90 days or more as accruing loans if those loans are well secured and in the process of collection. The bulk of the accruing 90 days or more past due loans reside in the ACI portfolio, of which approximately half consists of single family residential loans, the bulk of which are located in Florida and Alabama, with the remainder consisting of one healthcare loan and commercial real estate loans. These loans are monitored on a bi-weekly basis by both the lines of business and credit administration. As of September 30, 2018, there were no shared national credits that were 90 days or more past due and accruing.

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

All TDRs are reported as impaired. An impaired classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. Nonperforming loans and impaired loans have unique definitions. Some loans may be included in both categories, whereas other loans may only be included in one category. As of September 30, 2018, there was one shared national credit totaling $15.7 million designated as a TDRs.

Table 20 - ANCI Loans and Originated Loans that were modified into TDRs

	For the Three Months Ended September 30,
	2018		2017
(In thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial	2	$15,726	—	$—
Consumer	—	—	1	285
Total	2	$15,726	1	$285

	For the Nine Months Ended September,
	2018		2017
(In thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial	2	$15,726	1	$193
Consumer	—	—	2	747
Small Business Lending	2	134	1	145
Total	4	$15,860	4	$1,085

There were no TDRs experiencing payment default during the three and nine months ended September 30, 2018 and 2017.

ACI Loans that were modified into TDRs. There were no ACI loans modified in a TDR for the three and nine months ended September 30, 2018 or 2017.

Potential Problem Loans. Potential problem loans represent loans that are currently performing, but for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. These loans are not included in the amounts of nonaccrual or restructured loans presented above. We cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, become restructured, or require increased allowance coverage and provision for credit losses. We have identified no credits as a potential problem loan at September 30, 2018. Any potential problem loans are assessed for loss exposure consistent with the methods described in Notes 1 and 3 to our Consolidated Financial Statements.

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

Total ACL for the period ending September 30, 2018 was $86.2 million, or 0.91% of total loans (net of unearned discounts and fees) of $9.44 billion. This compares with $87.6 million, or 1.06% of total loans of $8.25 billion at December 31, 2017. The following tables present the allocation of the allowance for credit losses and the percentage of these loans to total loans. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb any losses in any category.

Table 21 –Allocation of the ACL

	Allowance for Credit Losses		Percent of ACL to Each Category of Loans		Percent of Loans in Each Category to Total Loans
(In thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Originated Loans
Commercial and industrial	$58,633	$55,050	1.02%	1.10%	60.95%	60.94%
Commercial real estate	7,989	9,850	0.69	0.93	12.14	12.83
Consumer	7,080	8,389	0.40	0.56	18.81	18.11
Small business	3,436	4,367	1.43	2.08	2.53	2.54
Total originated loans	77,138	77,656	0.86	1.00	94.43	94.42
ANCI Loans
Commercial and industrial	264	864	0.55	1.47	0.51	0.71
Commercial real estate	34	130	0.63	0.82	0.06	0.19
Consumer	346	85	0.14	0.08	2.55	1.39
Small business	173	317	2.21	2.72	0.08	0.14
Total ANCI	817	1,396	0.27	0.71	3.20	2.43
ACI Loans
Commercial and industrial	20	5	0.08	0.02	0.28	0.36
Commercial real estate	1,929	2,010	2.73	2.52	0.75	0.96
Consumer	6,247	6,509	4.87	4.31	1.35	1.83
Small business	—	—	—	—	—	—
Total ACI	8,196	8,524	3.64	3.27	2.38	3.15
Total Loans
Commercial and industrial	58,917	55,919	1.01	1.09	61.73	62.01
Commercial real estate	9,952	11,990	0.81	1.04	12.94	13.98
Consumer	13,673	14,983	0.64	0.85	22.71	21.33
Small business	3,609	4,684	1.46	2.11	2.62	2.68
Total allowance for credit losses	$86,151	$87,576	0.91%	1.06%	100.00%	100.00%

Originated ACL. The ACL on our originated loan portfolio totaled $77.1 million, or 0.86% on loans of $8.92 billion as of September 30, 2018 compared to $77.7 million, or 1.00% on loans of $7.79 billion on loans of as of December 31, 2017. The primary driver of the originated ACL is the net new loan growth as well as the underlying credit quality of the loans. Our originated and ANCI loan portfolios are divided into commercial and consumer segments for allowance estimation purposes. The commercial allowance estimate is driven by loan level risk ratings. The consumer allowance estimate uses pool level historical loss rates assigned based on certain credit attributes. As September 30, 2018, $58.6 million, or 76.0% of our originated ACL is attributable to our C&I loan segment compared to $55.1 million, or 70.9%, as December 31, 2017. The ACL as a percentage of the C&I portfolio has remained steady at 1.0%, with a slight increase of $3.0 million as of September 30, 2018 since December 31,

2017. The increase in the level of ACL on the C&I portfolio as of September 30, 2018 from December 31, 2017 is the result of loan growth in the C&I portfolio.

The level of criticized and classified loans in the C&I portfolio is presented in the following tables.

Table 22 –Criticized and Classified C&I Loans

	As of September 30, 2018
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized / Classified
Originated Loans
Commercial and Industrial
General C&I	$81,855	$45,817	$—	$127,672
Energy Sector	20,683	6,806	15,726	43,215
Restaurant industry	40,250	34,160	—	74,410
Healthcare	4,951	67	—	5,018
Total	$147,739	$86,850	$15,726	$250,315

	As of December 31, 2017
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized / Classified
Originated Loans
Commercial and Industrial
General C&I	$80,550	$41,309	$—	$121,859
Energy Sector	—	99,979	7,634	107,613
Restaurant industry	4,536	12,505	—	17,041
Healthcare	—	71	—	71
Total	$85,086	$153,864	$7,634	$246,584

As of September 30, 2018, $8.0 million, or 10.4% of our originated ACL is attributable to the CRE loan segment compared to $9.9 million, or 12.7%, as of December 31, 2017. The ACL as a percentage of the CRE portfolio has decreased to 0.69% as of September 30, 2018 from 0.93% as of December 31, 2017, primarily as a result of improving qualitative considerations surrounding macroeconomic and concentration risk.

In addition to quantitative elements, certain qualitative and environmental factors are also considered at management’s discretion, which are generally based on a combination of internal and external factors and trends. At September 30, 2018, these totaled $16.7 million and accounted for approximately 21.6% of the originated ACL compared to $7.6 million, or 9.8%, as of December 31, 2017, with the most significant considerations being additional qualitative adjustments in C&I related tocertain attributes; these additional qualitative adjustments were partially offset by decreases in the energy qualitative adjustments that were the result of improving conditions in the energy portfolio and industry. Approximately $2.5 million and $4.5 million as of September 30, 2018 and December 31, 2017, respectively, of these qualitative reserves were allocated to the energy portfolio.

As of September 30, 2018, and December 31, 2017, $20.7 million, or 26.8% and $34.6 million, or 44.6%, respectively of the total originated ACL, was attributable to shared national credits. The commercial ACL is estimated based on the underlying credit quality of the loan, driven by loan level risk ratings. This methodology is consistent whether or not a loan is a shared national credit.

The following table includes the charge-off and recoveries on our originated portfolio for the periods presented:

Table 23 – Originated Charge-offs and Recoveries

	Originated Charge-offs and Recoveries
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Charge-offs:
Commercial and industrial	$3,177	$—	$6,642	$2,789
Commercial real estate	2	—	2	—
Consumer	86	132	463	383
Small business	—	—	482	120
Total charge-offs	3,265	132	7,589	3,292
Recoveries:
Commercial and industrial	29	44	1,340	677
Commercial real estate	5	11	15	18
Consumer	32	29	106	85
Small business	—	—	63	44
Total recoveries	66	84	1,524	824
Net charge-offs	$3,199	$48	$6,065	$2,468

ANCI ACL. The ACL on our ANCI loans totaled $0.9 million on $300.3 million in loans, or 0.30%, compared to $1.4 million on $197.9 million in loans, or 0.71%, at September 30, 2018 and December 31, 2017, respectively. ANCI loans were recorded at fair value at the date of each acquisition and are pooled for ACL assessment based on risk segment, with the majority of the ANCI loans within the consumer residential category. Any net shortage of credit mark indicates the need for an allowance on that segment of loans with certain loans individually reviewed for specific impairment.

ACI ACL. The ACL on our ACI loans totaled $8.2 million on $225.3 million in loans, or 3.64%, at September 30, 2018, compared to $8.5 million on $260.6 million in loans, or 3.27% at December 31, 2017. At the time of our acquisitions, we estimated the fair value of the total ACI loan portfolio by segregating the portfolio into loan pools with similar characteristics and certain specifically-reviewed non-homogeneous loans.

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

The largest component of our ACI ACL is attributable to our consumer category, primarily first and second-lien residential loans, that represents 76.2% of the ACI ACL at September 30, 2018 compared to 76.4% of the ACI ACL at December 31, 2017. This component of the ACL has declined $0.3 million to $6.2 million since December 31, 2017 due to impairment reversals largely driven by loan pay-offs.

The commercial real estate component comprises 23.5% of the ACI ACL at September 30, 2018 and has decreased $0.1 million to $1.9 million since December 31, 2017.

The following table summarizes certain information with respect to our ACL on the total loan portfolio and the composition of charge-offs and recoveries for the periods indicated. Subsequent tables present this information separately for the originated, ANCI and ACI portfolios:

Table 24 – Allowance for Credit Losses Loans Roll-forward

	Total Loans
	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(In thousands)	2018	2017	2018	2017	2017
Allowance for credit losses at beginning of period	$90,620	$93,215	$87,576	$82,268	$82,268
Charge-offs	(3,265)	(581)	(7,727)	(4,011)	(6,871)
Recoveries	161	408	2,024	2,298	2,444
Provision for credit losses	(1,365)	1,723	4,278	14,210	9,735
Allowance for credit losses at end of period	$86,151	$94,765	$86,151	$94,765	$87,576

Loans at end of period, net of unearned income	$9,443,819	$8,028,938	$9,443,819	$8,028,938	$8,253,427
Average loans, net of unearned income	9,265,754	7,867,794	8,855,882	7,690,798	7,825,763
Ratio of ending allowance to ending loans	0.91%	1.18%	0.91%	1.18%	1.06%
Ratio of net charge-offs to average loans(1)	0.13	0.01	0.09	0.03	0.06
Net charge-offs as a percentage of:
Provision for credit losses	(227.40)	10.04	133.31	12.05	45.48
Allowance for credit losses(1)	14.29	0.72	8.85	2.42	5.06
Allowance for credit losses as a percentage of nonperforming loans	182.58	122.66	182.58	122.66	183.62

(1)	Annualized for the three and nine months ended September 30, 2018 and 2017.

	Originated Loans
	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(In thousands)	2018	2017	2018	2017	2017
Allowance for credit losses at beginning of period	$81,518	$81,596	$77,656	$71,012	$71,012
Charge-offs	(3,265)	(132)	(7,589)	(3,292)	(5,746)
Recoveries	66	84	1,524	824	882
Provision for credit losses	(1,181)	3,177	5,547	16,181	11,508
Allowance for credit losses at end of period	77,138	$84,725	77,138	$84,725	$77,656

Loans at end of period, net of unearned income	$8,918,172	$7,556,135	$8,918,172	$7,556,135	$7,794,943
Ratio of ending allowance to ending loans	0.86%	1.12%	0.86%	1.12%	1.00%
Net charge-offs as a percentage of:
Provision for credit losses	(270.87)	1.51	109.34	15.25	42.27
Allowance for credit losses(1)	16.45	0.22	10.51	3.89	6.26
Allowance for credit losses as a percentage of nonperforming loans	168.27	115.07	168.27	115.07	173.33

(1)	Annualized for the three and nine months ended September 30, 2018 and 2017.

	ANCI Loans
	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(In thousands)	2018	2017	2018	2017	2017
Allowance for credit losses at beginning of period	$1,110	$1,468	$1,396	$978	$978
Charge-offs	—	(74)	(138)	(305)	(618)
Recoveries	32	256	340	558	635
Provision for credit losses	(325)	(192)	(781)	227	401
Allowance for credit losses at end of period	$817	$1,458	$817	$1,458	$1,396

Loans at end of period, net of unearned income	$300,298	$198,797	$300,298	$198,797	$197,924
Ratio of ending allowance to ending loans	0.27%	0.73%	0.27%	0.73%	0.71%
Net charge-offs (recoveries) as a percentage of:
Provision for credit losses	9.85	94.79	25.86	(111.01)	(4.24)
Allowance for credit losses	(15.54)	(49.52)	(33.06)	(23.11)	(1.22)
Allowance for credit losses as a percentage of nonperforming loans	60.74	42.86	60.74	42.86	52.38

(1)	Annualized for the three and nine months ended September 30, 2018 and 2017.

	ACI Loans
	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(In thousands)	2018	2017	2018	2017	2017
Allowance for credit losses at beginning of period	$7,992	$10,151	$8,524	$10,278	$10,278
Charge-offs	—	(375)	—	(414)	(507)
Recoveries	63	68	160	916	927
Provision for credit losses	141	(1,262)	(488)	(2,198)	(2,174)
Allowance for credit losses at end of period	$8,196	$8,582	$8,196	$8,582	$8,524

Loans at end of period, net of unearned income	$225,349	$274,006	$225,349	$274,006	$260,560
Ratio of ending allowance to ending loans	3.64%	3.13%	3.64%	3.13%	3.27%
Net charge-offs (recoveries) as a percentage of:
Provision for credit losses	(44.68)	(24.33)	32.79	22.84	19.32
Allowance for credit losses	(3.05)	14.19	(2.61)	(7.82)	(4.93)
Allowance for credit losses as a percentage of nonperforming loans	NM	NM	NM	NM	NM

(1)	Annualized for the three and nine months ended September 30, 2018 and 2017.

NM – Not Meaningful

Deposits. Our strategy is to fund asset growth primarily with customer deposits in order to maintain a stable liquidity profile and a more competitive cost of funds. We categorize deposits as brokered and non-brokered consistent with the banking industry. The following table illustrates the growth in our deposits during the periods indicated:

Table 25 –Deposits

			Percent to Total		Percentage Change
(In thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	2018 vs 2017
Noninterest-bearing demand	$2,094,856	$2,242,765	21.9%	24.9%	(6.6)%
Interest-bearing demand	5,251,139	4,675,109	55.0	51.9	12.3
Savings	178,174	177,304	1.9	2.0	0.5
Time deposits less than $100,000	864,171	869,783	9.0	9.6	(0.7)
Time deposits greater than $100,000	1,169,936	1,046,554	12.2	11.6	11.8
Total deposits (including brokered)	$9,558,276	$9,011,515	100.0%	100.0%	6.1%

Total brokered deposits	$724,327	$796,734	7.6%	8.8%	(9.1)%

Domestic time deposits $250,000 and over were $444.2 million and $382.4 million at September 30, 2018, and December 31, 2017, respectively, which represented 4.6% and 4.2% of total deposits at September 30, 2018, and December 31, 2017, respectively.

The following tables set forth our average deposits and the average rates expensed for the periods indicated:

Table 26 –Average Deposits/Rates

	Three Months Ended September 30,
	2018		2017
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
(In thousands)	Outstanding	Paid	Outstanding	Paid
Noninterest-bearing demand	$2,153,097	—%	$1,982,784	—%
Interest-bearing deposits
Interest-bearing demand	5,175,915	1.31	4,329,086	0.67
Savings	181,449	0.33	180,099	0.25
Time deposits	1,978,807	2.07	1,648,000	1.36
Total interest bearing deposits	7,336,171	1.49	6,157,185	0.84
Total average deposits	$9,489,268	1.15%	$8,139,969	0.64%

	Nine Months Ended September 30,
	2018		2017
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
(In thousands)	Outstanding	Paid	Outstanding	Paid
Noninterest-bearing demand	$2,113,406	—%	$1,895,754	—%
Interest-bearing deposits
Interest-bearing demand	4,895,838	1.03	4,338,645	0.59
Savings	183,566	0.29	182,877	0.25
Time deposits	2,021,276	1.87	1,618,298	1.25
Total interest bearing deposits	7,100,680	1.25	6,139,820	0.75
Total average deposits	$9,214,086	0.96%	$8,035,574	0.58%

Borrowings

The following is a summary of our borrowings for the periods indicated:

Table 27 –Borrowings

(In thousands)	September 30, 2018	December 31, 2017
Securities sold under repurchase agreements	$2,191	$1,026
Advances from FHLB	340,000	150,000
Senior debt	184,778	184,629
Subordinated debt	98,856	98,687
Junior subordinated debentures	36,833	36,472
Total borrowings	$662,658	$470,814
Average total borrowings - YTD	$536,287	$493,196

The advances from the FHLB as of September 30, 2018 are short term fixed rate and daily rate credits.  The advances from the FHLB as of December 31, 2017 matured in January 2018.  At September 30, 2018, we had borrowing availability of $587.1 million from the FHLB (see Note 7 to the unaudited consolidated financial statements).

Shareholders’ Equity

Tangible Common Equity

As of September 30, 2018 and December 31, 2017, our ratio of shareholders’ equity to total assets was 12.29% and 12.41%, respectively, and we had tangible common equity ratios of 9.61% and 9.71%, respectively. Tangible common equity ratio is a non-GAAP financial measure.  We believe that this non-GAAP financial measure provides investors with information useful in understanding our financial performance and, specifically, our capital position. The tangible common equity ratio is calculated as tangible common shareholders’ equity divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less goodwill and other intangible assets, net, and tangible assets are total assets less goodwill and other intangible assets, net. The following table provides a reconciliation of tangible common equity to GAAP total common shareholders’ equity and tangible assets to GAAP total assets:

Table 28 –Tangible Assets / Tangible Common Equity

(In thousands)	September 30, 2018	December 31, 2017
Shareholders’ equity	$1,414,826	$1,359,056
Less: Goodwill and other intangible assets, net	(314,998)	(328,040)
Tangible common shareholders’ equity	1,099,828	1,031,016
Total assets	11,759,837	10,948,926
Less: Goodwill and other intangible assets, net	(314,998)	(328,040)
Tangible assets	$11,444,839	$10,620,886
Tangible common equity ratio	9.61%	9.71%

Regulatory Capital

We are subject to regulatory capital requirements that require us to maintain certain minimum common equity Tier 1 capital, Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. At September 30, 2018, our capital ratios exceeded these requirements. Our actual regulatory capital amounts and ratios at September 30, 2018 are presented in the following table:

Table 29 – Regulatory Capital Amounts/Ratios

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
September 30, 2018
Tier 1 leverage	$1,209,051	10.7%	$1,306,355	11.6%
Common equity tier 1 capital	1,172,218	10.4	1,256,355	11.1
Tier 1 risk-based capital	1,209,051	10.7	1,306,355	11.6
Total risk-based capital	1,394,667	12.4	1,417,856	12.6
The minimum amounts of capital and ratios established by banking regulators are as follows:
Tier 1 leverage	$452,745	4.0%	$452,359	4.0%
Common equity tier 1 capital	507,387	4.5	507,071	4.5
Tier 1 risk-based capital	676,516	6.0	676,095	6.0
Total risk-based capital	902,021	8.0	901,460	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	$565,448	5.0%
Common equity tier 1 capital	N/A	N/A	732,437	6.5
Tier 1 risk-based capital	676,516	6.0	901,460	8.0
Total risk-based capital	1,127,526	10.0	1,126,825	10.0

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

As of September 30, 2018, all of our liquidity measures were within our established guidelines.

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

Maturities of Time Deposits

The aggregate amount of time deposits in denominations of $100,000 or more as of September 30, 2018 and December 31, 2017, was $1.12 billion and $1.05 billion, respectively.

At September 30, 2018, the weighted average maturity of time deposits greater than $100,000 was 10.6 months and scheduled maturities of time deposits greater than $100,000 were as follows:

Table 30 – Time Deposit Maturity Schedule

	September 30, 2018
(In thousands)	Amount	Average Interest Rate
Under 3 months	$168,572	2.01%
3 to 6 months	187,933	2.08
6 to 12 months	417,403	2.27
12 to 24 months	327,935	2.10
24 to 36 months	58,127	2.43
36 to 48 months	6,313	1.26
Over 48 months	3,653	1.92
Total	$1,169,936	2.16%

Cash Flow Analysis

Cash and cash equivalents

At September 30, 2018, we had $398.9 million cash and cash equivalents on hand, a decrease of $331.9 million, or 45.4%, over our cash and cash equivalents of $730.8 million at December 31, 2017. At September 30, 2018 our cash and cash equivalents comprised 3.4% of total assets compared to 6.7% at December 31, 2017. We monitor our liquidity position and increase or decrease our short-term liquid assets as necessary. The lower balance in cash and cash equivalents at September 30, 2018 is due to timing of net loan fundings and customer deposits at the end of the quarter.

2018 vs. 2017

As shown in the Condensed Consolidated Statements of Cash Flows, operating activities provided $149.7 million in the nine months ended September 30, 2018 compared to $149.8 million in the nine months ended September 30, 2017. The slight decrease in operating funds during the nine months ended September 30, 2018 was due primarily to an increase in originations of held for sale loans, offset by increases in net income and proceeds from the sale of held for sale loans.

Investing activities during the nine months ended September 30, 2018 used $1.19 billion of net funds, primarily due to net loan fundings of $1.21 billion and purchases of securities of $337.9 million, partially offset by sales and other cash flows from available for sale securities. This compares to investing activities during the nine months ended September 30, 2017 using $689.3 million of net funds, primarily due to net loan fundings of $614.0 million and the purchase of available for sale securities of $278.3 million, partially offset by sales of securities available for sale of $152.3 million.

Financing activities during the nine months ended September 30, 2018 provided net funds of $704.4 million, due to an increase in deposits of $546.8 million, increase in short-term FHLB borrowings of $190 million, offset by dividends of $33.5 million. This compares to financing activities during the nine months ended September 30, 2017 providing net funds of $880.0 million, resulting from an issuance of common stock in an initial public offering of $155.7 million, an increase in short-term FHLB borrowings of $250.0 million, offset by a decrease in deposits of $484.4 million.

NON-GAAP FINANCIAL MEASURES

We identify “efficiency ratio,” “adjusted efficiency ratio”, “adjusted noninterest expense,” “adjusted noninterest income,” “adjusted operating revenue,” “tangible common equity,” “tangible common equity ratio,” “return on average tangible common equity,” “adjusted return on average tangible common equity,” “tangible book value per share,” “adjusted return on average assets,” “adjusted net income,” “adjusted net income allocated to common stock,” “adjusted diluted earnings per share” and “pre-tax pre-provision net earnings” as “non-GAAP financial measures.” In accordance with the SEC’s rules, we identify certain financial measures as non-GAAP financial measures if such financial measures exclude or include amounts in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles (“GAAP”) in effect in the United States in our statements of income, balance sheet or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures, ratios or statistical measures calculated using exclusively financial measures calculated in accordance with GAAP.

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

Return on average tangible common equity is defined as net income divided by average tangible common equity. Adjusted return on average tangible common equity is defined as adjusted net income divided by average tangible common equity. We believe the most directly comparable GAAP financial measure is the return on average common equity.

Adjusted net income is defined as net income plus or minus total non-routine items, net of tax.  Non-routine items include merger related expenses, secondary offering expenses, gain on sale of insurance assets, net securities gains, one-time tax charge related to Tax Reform, benefit of legacy loan bad debt deduction for tax and other non-routine expenses. We believe the most directly comparable GAAP financial measure is net income.

Tangible book value per share is defined as book value, excluding the impact of goodwill and other intangible assets, if any, divided by shares of our common stock outstanding.

Adjusted return on average assets is defined as adjusted net income divided by average assets.  We believe the most directly comparable GAAP financial measure is the return on average assets.

Adjusted net income allocated to common stock is defined as net income allocated to common stock plus total non-routine items.  We believe the most directly comparable GAAP financial measure is net income allocated to common stock.

Adjusted diluted earnings per share is defined as adjusted net income allocated to common stock divided by diluted weighted average common shares outstanding. We believe the most directly comparable GAAP financial measure is diluted earnings per share.

Pre-tax, pre-provision net earnings is defined as income before taxes and provision for credit losses. We believe the most directly comparable GAAP financial measure is income before taxes.

Table 31 – Non-GAAP Financial Measures

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
(In thousands)	2018	2017	2018	2017	2017
Efficiency ratio
Noninterest expenses (numerator)	$61,231	$56,530	$185,605	$166,985	$233,356
Net interest income	$98,100	$81,163	$284,595	$238,305	$326,216
Noninterest income	23,976	27,124	73,631	74,218	99,874
Operating revenue (denominator)	$122,076	$108,287	$358,226	$312,523	$426,090
Efficiency ratio	50.16%	52.20%	51.81%	53.43%	54.77%
Adjusted efficiency ratio
Noninterest expenses	$61,231	$56,530	$185,605	$166,985	$233,356
Less: Merger related expenses	178	—	934	—	—
Less: Secondary offerings expenses	2,022	—	4,552	—	1,302
Less: Other non-routine expenses(1)	—	—	3,423	—	1,964
Adjusted noninterest expenses (numerator)	$59,031	$56,530	$176,696	$166,985	$230,090
Net interest income	$98,100	$81,163	$284,595	$238,305	$326,216
Noninterest income	23,976	27,124	73,631	74,218	99,874
Less: Gain on sale of insurance assets	—	1,093	4,871	1,093	1,093
Less: Securities gains (losses), net	2	1	(1,799)	(162)	(146)
Adjusted noninterest income	23,974	26,030	70,559	73,287	98,927
Adjusted operating revenue (denominator)	$122,074	$107,193	$355,154	$311,592	$425,143
Adjusted efficiency ratio	48.36%	52.74%	49.75%	53.59%	54.12%
Tangible common equity ratio
Shareholders’ equity	$1,414,826	$1,340,848	$1,414,826	$1,340,848	$1,359,056
Less: Goodwill and other intangible assets, net	(314,998)	(329,124)	(314,998)	(329,124)	(328,040)
Tangible common shareholders’ equity	1,099,828	1,011,724	1,099,828	1,011,724	1,031,016
Total assets	11,759,837	10,502,261	11,759,837	10,502,261	10,948,926
Less: Goodwill and other intangible assets, net	(314,998)	(329,124)	(314,998)	(329,124)	(328,040)
Tangible assets	$11,444,839	$10,173,137	$11,444,839	$10,173,137	$10,620,886
Tangible common equity ratio	9.61%	9.95%	9.61%	9.95%	9.71%
Tangible book value per share
Shareholders’ equity	$1,414,826	$1,340,848	$1,414,826	$1,340,848	$1,359,056
Less: Goodwill and other intangible assets, net	(314,998)	(329,124)	(314,998)	(329,124)	(328,040)
Tangible common shareholders’ equity	$1,099,828	$1,011,724	$1,099,828	$1,011,724	$1,031,016
Common shares issued	83,625,000	83,625,000	83,625,000	83,625,000	83,625,000
Tangible book value per share	$13.15	$12.10	$13.15	$12.10	$12.33

___________________

(1)

For the nine months ended September 30, 2018, $3.4 million of other non-routine expenses included $1.1 million of expenses related to the sale of the assets of our insurance company and $2.3 million of legal costs associated with litigation related to a pre-acquisition matter of a legacy acquired bank that has been resolved.  There were other non-routine expenses of $2.0 million for the same pre-acquisition legal matter for the year ended December 31, 2017.

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
(In thousands)	2018	2017	2018	2017	2017
Return on average tangible common equity
Average common equity	$1,395,061	$1,320,884	$1,365,618	$1,221,845	$1,253,861
Less: Average intangible assets	(315,382)	(329,816)	(322,076)	(330,989)	(330,411)
Average tangible common shareholders’ equity	$1,079,679	$991,068	$1,043,542	$890,856	$923,450
Net income	$47,136	$32,577	$133,935	$87,662	$102,353
Return on average tangible common equity(2)	17.32%	13.04%	17.16%	13.16%	11.08%
Adjusted return on average tangible common equity
Average tangible common shareholders’ equity	$1,079,679	$991,068	$1,043,542	$890,856	$923,450
Net income	$47,136	$32,577	$133,935	$87,662	$102,353
Non-routine items:
Plus: Merger related expenses	178	—	934	—	—
Plus: Secondary offerings expenses	2,022	—	4,552	—	1,302
Plus: Other non-routine expenses(1)	—	—	3,423	—	1,964
Less: Gain on sale of insurance assets	—	1,093	4,871	1,093	1,093
Less: Securities gains (losses), net	2	1	(1,799)	(162)	(146)
Tax expense:
Plus: One-time tax charge related to Tax Reform	—	—	—	—	—
Less: Benefit of legacy loan bad debt deduction for tax	—	—	5,991	—	—
Less: Income tax effect of tax deductible non-routine items	41	(405)	218	(344)	376
Total non-routine items, after tax	2,157	(689)	(372)	(587)	1,943
Adjusted net income	$49,293	$31,888	$133,563	$87,075	$104,296
Adjusted return on average tangible common equity(2)	18.11%	12.77%	17.11%	13.07%	11.29%
Adjusted return on average assets
Average assets	$11,585,969	$10,024,871	$11,244,657	$9,829,224	$10,020,036
Adjusted net income	$49,293	$31,888	$133,563	$87,075	$104,296
Adjusted return on average assets(2)	1.69%	1.26%	1.59%	1.04%	1.04%
Adjusted diluted earnings per share
Diluted weighted average common shares outstanding	84,660,256	83,955,685	84,709,240	80,558,337	81,605,015
Net income allocated to common stock	$47,080	$32,577	$133,773	$87,662	$102,353
Total non-routine items	2,157	(689)	(372)	(587)	1,943
Adjusted net income allocated to common stock	$49,237	$31,888	$133,401	$87,075	$104,296
Adjusted diluted earnings per share(2)	$0.58	$0.38	$1.57	$1.08	$1.28
Pre-tax, pre-provision net earnings
Income before taxes	$62,210	$50,034	$168,343	$131,328	$182,999
Plus: Provision for credit losses	(1,365)	1,723	4,278	14,210	9,735
Pre-tax, pre-provision net earnings	$60,845	$51,757	$172,621	$145,538	$192,374
___________________

(1)

For the nine months ended September 30, 2018, $3.4 million of other non-routine expenses included $1.1 million of expenses related to the sale of the assets of our insurance company and $2.3 million of legal costs associated with litigation related to a pre-acquisition matter of a legacy acquired bank that has been resolved.  There were other non-routine expenses of $2.0 million for the same pre-acquisition legal matter for the year ended December 31, 2017.

(2)	Annualized for the three and nine months ended September 30, 2018 and 2017.

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

Interest Rate Exposures

The Bank’s net interest income simulation model projects that net interest income over a 12-month horizon will increase, relative to the base model, on an annual basis by 6.04%, or approximately $25.8 million, assuming an instant increase in interest rates of 100 basis points Assuming an instant increase in interest rates of 200 basis points of 11.98%, or approximately $51.3 million and a decrease of 6.25% or approximately $26.8 million, assuming an instant decrease in interest rates of 100 basis points. Based upon the current interest rate environment as of September 30, 2018, our sensitivity to interest rate risk was as follows:

Table 32- Interest Rate Sensitivity

	Increase(Decrease)
(in millions)	Net Interest Income		Economic Value of Equity
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent	Amount	Percent
+ 200 BP	$51.3	11.98%	$445.4	19.86%
+ 100 BP	25.8	6.04	246.2	10.98
- 100 BP	(26.8)	(6.25)	(315.4)	(14.06)
- 200 BP	(58.0)	(13.55)	(734.2)	(32.73)

Based upon the current interest rate environment as of September 30, 2018, the following table reflects our sensitivity to a gradual increase or decrease in interest rates over a twelve-month period:

	Increase(Decrease)
(in millions)	Net Interest Income
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent
+ 200 BP	$45.1	10.54%
+ 100 BP	22.7	5.31
- 100 BP	(23.5)	(5.49)
- 200 BP	(49.2)	(11.49)

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

Cash Flow Hedges. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. We use interest rate swaps to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans (1-Month LIBOR). In June 2015 and March 2016, we entered into interest rate swap agreements with notional values totaling $982 million and $350 million, respectively, to manage overall cash flow changes related to interest rate risk exposure on the 1-Month LIBOR rate indexed loans. The following is a detail of our cash flow hedges as of  September 30, 2018:

Table 33 –Summary of Cash Flow Hedges

Effective Date	Maturity Date	Notional Amount (In Thousands)	Fixed Rate	Variable Rate
June 15, 2015	December 17, 2018	$382,000	1.33%	1 Month LIBOR
June 30, 2015	December 31, 2019	300,000	1.51	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.60	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.59	1 Month LIBOR

The following summarizes all derivative positions as of September 30, 2018:

Table 34 –Derivative Positions

	September 30, 2018
		Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$1,032,000	$—	$37,181
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	880,475	2,712	3,002
Commercial loan interest rate caps	97,180	387	387
Commercial loan interest rate floors	536,633	4,271	4,271
Mortgage loan held for sale interest rate lock commitments	7,078	72	—
Mortgage loan forward sale commitments	2,067	—	—
Mortgage loan held for sale floating commitments	34,884	—	—
Foreign exchange contracts	42,990	334	328
Total derivatives not designated as hedging instruments	1,601,307	7,776	7,988
Total derivatives	$2,633,307	$7,776	$45,169

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

(b)	Internal Control Over Financial Reporting

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Any control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are achieved. The design of a control system inherently has limitations, including the controls’ cost relative to their benefits. Additionally, controls can be circumvented. No cost-effective control system can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

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

Cadence Bancorporation (Registrant)

Date: November 14, 2018	/s/ Paul B. Murphy
Paul B. Murphy
Chairman and Chief Executive Officer

Date: November 14, 2018	/s/ Valerie C. Toalson
Valerie C. Toalson
Executive Vice President and Chief Financial Officer