Form 10-K
period 2018-12-31
Cadence Bancorporation
filed 2019-03-01
CIK 1614184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes  ☐    No  ☒

As of June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting shares of common stock held by non-affiliates of the Registrant was approximately $1.4 billion. This figure is based on the closing sale price of $28.87 per share of the Registrant’s Class A common stock, par value $0.01 per share (the “Class A common stock”) on June 29, 2018. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the Registrant and all shareholders beneficially owning more than 10% of the Registrant’s common stock.

Number of shares of Class A common stock outstanding as of February 28, 2019: 80,730,371

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement relating to the 2019 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2018, are incorporated by reference into Part II, Item 5 and Part III, Items 10-14 of this Annual Report on Form 10-K.

CADENCE BANCORPORATION AND SUBSIDIARIES

2018 ANNUAL REPORT ON FORM 10-K

PART 1

ITEM 1. BUSINESS

Company Overview

Cadence Bancorporation is a financial holding company and a Delaware corporation headquartered in Houston, Texas, and is the parent company of Cadence Bank, National Association (“Cadence Bank”). Formed in 2009 by banking industry veterans, we secured $1.0 billion of capital commitments in 2010 and built our franchise on the foundation established from three successful acquisitions: Cadence Bank,  in March 2011, the franchise of Superior Bank in April 2011 and Encore Bank, N.A. in July 2012. Today, we are a growth-oriented, middle-market focused commercial relationship bank providing a broad range of banking and wealth management services to businesses, high net worth individuals, business owners and retail customers through a network of 66 branches as of December 31, 2018, with branches in Alabama, Florida, Texas, Mississippi, and Tennessee. We completed our initial public offering and listing on the NYSE in April 2017 with the ticker “CADE”.  As of December 31, 2018, we had $12.7 billion of assets, $10.1 billion of gross loans, $10.7 billion in deposits and $1.4 billion in shareholders’ equity. We generated $166.3 million and $102.4 million of net income for the years ended December 31, 2018 and 2017, respectively.

On January 1, 2019, we completed our merger with State Bank Financial Corporation (“State Bank”), the holding company for State Bank and Trust Company. Under the terms of the merger agreement, each share of State Bank Financial Corporation common stock was converted into 1.271 shares of our Class A common stock, par value $0.01 per share (the Class A common stock”). Total consideration paid was approximately $826 million consisting solely of the Class A common stock. With the acquisition of State Bank, we acquired 32 branches in Georgia. At December 31, 2018, State Bank had $4.9 billion of assets, $3.4 billion of gross loans, $4.1 billion in deposits, and $0.7 billion in shareholders’ equity as reported in their regulatory filings.

Our Strategy

Our strategy is to build a premier commercial bank primarily through organically growing our client base, using mergers and acquisitions as an opportunistic complement to our strategy. We focus on middle-market commercial lending (characterized as lending to businesses with annual revenues of $10 million to $500 million) and provide a broad range of banking services to businesses, high net worth individuals, business owners and retail customers. Through our experienced and motivated team of commercial relationship managers and our integrated, client-centric approach to banking, we have successfully grown our businesses. Our management team and experienced relationship managers have long-standing client relationships and operating experience in the markets we serve, and we believe these attributes will continue to position us to build market share. Further, we believe our franchise is positioned for continued growth as a result of (i) our attractive geographic footprint, (ii) our focus and ability to provide differentiated, personalized service to a wide variety of industries and clients, (iii) our stable and customer-driven deposit funding base, (iv) our veteran board of directors, management team and relationship managers, (v) our ability to realize economies of scale, (vi) our capital position and (vii) our credit quality and risk management processes.

Leverage our Relationships and Service Capabilities to Drive Organic Growth

We have demonstrated robust loan growth in our markets, driven by our client relationships and client development efforts. We believe our loan growth has been a direct result of our people and our strategy, which focuses on a client-centered, service-oriented approach. Further, we believe our relationship managers’ entrepreneurial spirit, decision-making autonomy, flexibility and market expertise offers us unique growth opportunities not available to many of our peers. We intend to leverage the quality of our team, our existing relationships and our institutional approach to building tailored banking solutions to drive deeper relationships and increase penetration in our markets. Additionally, we are dedicated to investing in our team to ensure they continue to meet our high standard of excellence, while attracting and developing early career talent that embodies our entrepreneurial spirit and drives incremental relationships and loan growth.

Grow our Core Deposit Franchise

The strength of our deposit franchise is derived from the long-standing relationships we have with our clients and the strong ties we have to the markets we serve. Our deposit footprint has provided, and we believe will continue to provide, primary support for our loan growth. Deposits comprise 96% of our total funding as of December 31, 2018. Our deposit growth and funding opportunities to support our loan growth come from our commercial and public-sector relationships, in addition to our retail deposit base. An additional part of our strategy is to continue to enhance our funding sources by expanding the ways in which we serve our customers, including ongoing optimization of our product offerings, treasury management services and client service capabilities, and increased adoption of mobile and digital platforms.

Prudently Invest in our Business to Drive Operating Leverage and Support our Risk Management Framework

We believe it is critical to prudently invest in our business in order to provide the best possible customer experience and build a scalable infrastructure that can support our growth while driving operating leverage. We have a history of making successful investments, starting with the acquisition and integration of our three predecessor banks, and carried on through internal infrastructure investments, ongoing talent acquisition, investments in our management team, implementation of a consolidated technology platform and ongoing investments into optimization of our delivery channels. Our past investments have yielded significant benefits to our business, and we believe a focus on investing in our people, our technology and our processes will allow us to continue to support operational efficiencies.

Build our Fee-Based Business through New Business Initiatives and Existing Customer Relationships

We have built a successful base of fee businesses—in both our Banking segment and our Financial Services segment—that provide complementary products and services to our core banking business. Each of our fee-based businesses is run by an experienced team and has infrastructure to support additional growth. We believe our integrated approach to our commercial relationships, along with our growing market position and the expertise and knowledge of our team, will provide ongoing new business opportunities.

Engage in Opportunistic Mergers and Acquisitions

We prioritize organic growth but may evaluate from time to time acquisition opportunities that we believe could produce attractive returns for our shareholders. In particular, we may consider acquisition opportunities that could improve our market position in geographies with attractive demographics and business growth trends (including Texas and the southeast United States), expand our branch network in existing markets, reduce our ratio of loans to deposits, increase our earnings power and/or enhance our suite of products. We believe our acquisition and integration experience provides an advantage in identifying and executing on strategically and financially compelling opportunities that could supplement our organic growth strategy. We have been, and will continue to be, highly selective on acquisitions.

Products and Services

Lending Activities

Our primary strategic objective is to engage in commercial lending to middle-market customers (characterized as businesses with annual revenues of $10 million to $500 million) and provide a full array of commercial loans to middle-market commercial businesses, high net worth individuals and business owners. We believe we have a strong team of consumer and commercial bankers to execute on a client-centered, relationship-driven banking model. Our Commercial Banking team focuses on middle-market businesses with an advisory approach that emphasizes understanding the client’s business and offering a broad suite of loan, deposit and treasury management products and services. Within Commercial, our bankers focused on specialized industries have deep expertise and relationships in the sectors served, including the energy, franchise restaurant, healthcare and technology industries.

Our consumer banking team consists of experienced professionals that focus on knowing their individual clients in order to best meet their financial needs, offering a full complement of loan, deposit and online banking solutions. Our consumer bankers do the vast majority of their new lending in the areas served by our branches, which are also where our marketing is focused.

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

Commercial and Industrial Loans (“C&I”). As of December 31, 2018, $6.2 billion, or 62%, of our total bank loan portfolio consisted of commercial and industrial loans. Our C&I loans, which are generally made to middle-market businesses, include lines of credit, acquisition finance credit facilities and other types of commercial credit, and typically have maturities of five years or less. At December 31, 2018, an additional $266 million, or 2%, of our total bank loan portfolio consisted of loans to small businesses.

Commercial Real Estate Loans. As of December 31, 2018, $1.3 billion, or 13%, of our bank loan portfolio consisted of commercial real estate loans. We offer construction financing, acquisition or refinancing of properties primarily located in our markets in Texas and the southeast United States. Other products that we provide include lines of credit and REIT facilities.

Residential Real Estate Loans. As of December 31, 2018, $2.2 billion, or 22%, of our bank loan portfolio consisted of residential real estate loans. We provide one-to-four family residential real estate loans with terms ranging from 10 to 40 years, with either fixed or adjustable interest rates. We do not originate subprime loans. Loans are typically closed-end first lien loans for purposes of purchasing property, or for refinancing existing loans with or without cash out. The majority of our loans are owner occupied, full documentation loans.

Other Consumer Loans. As of December 31, 2018, $67 million, or 1%, of our bank loan portfolio consisted of other types of consumer loans. We offer consumer loans to our customers for personal, family and household purposes, including home equity, auto, boat and personal installment loans.

Shared National Credits (“SNC”). At December 31, 2018, the federal banking agencies defined a SNC as any loan(s) extended to a borrower by a supervised institution or any of its subsidiaries and affiliates which aggregates $100 million or more and is shared by three or more institutions under a formal lending agreement or a portion of which is sold to two or more institutions, with the purchasing institutions assuming its pro rata share of the credit risk. As a commercial focused relationship bank, we often participate in syndicated loan offerings as a result of the size of the customers and nature of industries we serve. As of December 31, 2018, we have $2.6 billion of outstanding SNCs, representing 26% of our total loans outstanding.

Our SNC loans are spread across our commercial products with many falling within our specialized industries, and are focused on customers where we have ancillary business, or believe we have the opportunity to develop such business. Our management team, relationship managers and credit risk management team have extensive experience in the underwriting, due diligence and monitoring of SNC credits. We evaluate SNC loans using the same credit standards we apply in underwriting all of our loans.

SNC credit performance remains comparable to non-SNC credit performance. As of December 31, 2018, our SNC portfolio had $31 million of nonaccrual loans related to energy and restaurant lending. As of December 31, 2018, all of our SNC nonaccrual loans were current as to their contractual terms.

Deposit Products and Other Funding Sources

We offer our customers a variety of deposit products, including checking accounts, savings accounts, money market accounts and other deposit accounts, through multiple channels, including our extensive network of full-service branches, drive-thru branches, ATMs, ITMs, and our online, mobile and telephone banking platforms. See “—Marketing and Distribution.” As of December 31, 2018, our deposit portfolio was comprised of 23% noninterest-bearing deposits and 77% interest bearing deposits. We intend to continue our efforts to provide funding for our business from customer relationship deposits.

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from depositors located in our footprint, and we believe that we have attractive opportunities to capture additional retail and commercial deposits in our markets. In order to attract and retain deposits, we rely on providing quality service, offering a suite of retail and commercial products and services at competitive prices, and introducing new products and services that meet our customers’ needs as they evolve.

Wealth Management

Through our Linscomb & Williams and Cadence Trust brands, we offer wealth management and other fiduciary and private banking services targeted to affluent clients, including individuals, business owners, families and professional service companies. In addition to fiduciary and investment management fee income, we believe these services enable us to build new relationships and expand existing relationships to grow our deposits and loans. Through our wealth management line of business, we offer financial planning, retirement services and trust and investment management by a team of seasoned advisors, providing access, for affluent clients as well as mass market clients, to a wide range of certificates of deposits, mutual funds, annuities, individual retirement accounts, money market accounts and other financial products. Although we do not limit our customers to affluent clients and business owners, the focus of our wealth management line of business is on the “mass affluent” ($500,000 to $2 million in investible assets) and “highly affluent” ($2 million to $5 million in investible assets) markets.

Insurance

On May 31, 2018, the Company completed the sale of its subsidiary, Town & Country Insurance Agency, Inc. (“T&C”) to an unrelated third party. We sold $11.1 million in net assets, including $10.9 million in goodwill and intangibles. This transaction resulted in a pre-tax gain of $4.9 million recorded in noninterest income, offset by $1.1 million in sale related expenses recorded in noninterest expenses.

Under our Cadence Investment Services brand, we offer, directly and through licensed financial consultants, financial advisors and third-party partners a variety of personal insurance products to retail and commercial customers, including life insurance, disability insurance, long-term care insurance, and buy-sell agreements. Our individual customers purchase our insurance products for income replacement, wealth transfer, estate planning and tax planning purposes.

Correspondent Banking

In 2018, the Company began offering correspondent banking products to financial institutions, primarily in Texas with plans to expand to the Company’s broader footprint in 2019. Services include white-label treasury management services, liquidity management, Fed Funds accommodations, wholesale mortgage services and commercial real estate participations.

Payroll Services

In January 2019, we acquired substantially all the assets of Altera Payroll and Insurance (“Altera”) as part of the acquisition of State Bank. This acquisition will diversify our revenue beyond existing business lines and complements our other commercial banking services. Altera will operate as a subsidiary of Cadence Bank,, and in partnership with treasury management services, to provide payroll services, human resources services, payroll cards and employee health insurance. Altera may also provide employer liability insurance, and worker’s compensation through licensed insurance agents.

Financial Products and Services

In addition to traditional banking activities and the other products and services specified above, we provide a broad array of financial services to our customers, including: debit and credit card products, treasury management services, merchant services, employee and payroll benefits solutions (including payroll cards and bank-at-work benefits) automated clearing house services, lock-box services remote deposit capture services, foreign exchange services,  and other treasury services.

Our Markets

We define our markets broadly as Texas and the southeast United States. Our active banking operations are located principally in six states, which we refer to as our geographic footprint (our “footprint”), where we operate 66 branches as of December 31, 2018 throughout Texas, Alabama, Florida, Mississippi and Tennessee. As of December 31, 2018, State Bank operates 32 branches throughout Georgia. We focus on serving these regional markets, although we also serve specialized industries clients both within our geographic footprint and throughout the United States, as many of our clients in these industries have operations nationwide.

While we are focused on driving growth across all our markets and products, we believe our Texas presence will be the largest contributor to near term asset growth, followed by Georgia, with funding support from our deposit base in Texas and the southeast United States.

Technology Systems

We continue to make significant investments in our information technology systems for our banking and lending and cash management activities. We believe this is necessary investment in order to offer new products and enhance our overall customer experiences, as well as to provide scale for future growth. Our technology investments include investment in the foundational layer of our infrastructure (including security, data and voice network, storage and disaster recovery).

Additionally, our technology investments include investment in the application layer of our technology. We have built a robust technology core for the Treasury Management product suite, including “Allegro”, our single sign on portal for our business customers to access our Treasury Management products. Supported by this technology core, our Treasury Management product suite is competitive with small community banks as well as large regional and money center banks. Additionally, we operate the “Fluent by Cadence” platform, our online, mobile and other digital banking solution for consumer and small business banking. By leveraging the same platform as “Allegro”, we are able to centrally service and manage all digital banking activities and provide a seamless experience to our customers as they migrate from a small business to one that leverages our Treasury Management services.

We have also invested in video teller capabilities which enable our customers to interact with tellers outside of regular banking hours through interactive drive-throughs.

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

Credit Risk Management- Using our dual credit risk rating (“DCRR”) system, it is our policy to assign risk ratings to all commercial loan exposures using our internal credit risk rating system. The assignment of loan risk ratings is the primary responsibility of the lending officer concurrent with approval from the credit officer reviewing and recommending approval of the credit. The assignment of commercial risk ratings is done on a transactional basis using scorecards. We use a total of six different scorecards that accommodate various areas of lending. Each scorecard contains two main components: probability of default (“PD”) and loss given default (“LGD”). Each component is assessed using a multitude of both qualitative and quantitative scoring elements, which will generate a percentage for each component. The key elements assessed in the scorecard for PD are financial performance and trends as well as qualitative measures. The key elements for LGD are collateral quality and the structure of the loan. The PD percentage and LGD percentage are converted into PD and LGD risk ratings for each loan. The PD is used as our grade of record, while the LGD is utilized in both our allowance estimate as well as pricing model. Loans with PD ratings of 1 through 8 are loans that we rate internally as “Pass.” Loans with PD ratings of 9 through 13 are rated internally as “Criticized” and represent loans for which one or more potential or defined weaknesses exits.  Loans with PD ratings of 10 through 13 are also considered “Classified” and represent loans for which one or more defined weakness exists.  These classifications are consistent with regulatory guidelines. Consumer purpose loan risk classification is done in accordance with the Uniform Retail Credit Classification, based on delinquency and accrual status.

Our credit risk management is overseen by our Board of Directors and our Senior Credit Risk Management Committee. Our Senior Credit Risk Management Committee has six standing members, including the Chief Executive Officers of Cadence Bancorporation and Cadence Bank, Cadence Bank’s President, our Chief Credit Administration Executive, who serves as chairman of the committee, our Enterprise Risk Management Executive, and our Chief Credit Underwriting Executive, who serves as vice chairman of the committee. The committee is responsible for reviewing our credit portfolio management information, including asset quality trends, concentration reports, policy, financial and documentation exceptions, delinquencies, charge-offs, and other nonperforming assets. The approval of the Senior Credit Risk Management Committee is required for changes to our credit policy as well as lending and wire authority.

Concentration Limits- Our policies establish concentration limits for various industries within the commercial portfolio as well as commercial real estate, specialty lending, leveraged lending and other regulatory categories. Concentration limits are monitored and reassessed on a periodic basis and approved by the Board of Directors on an annual basis.

Credit Approval Process- The approval of our Senior Loan Committee is generally required for relationships in an amount greater than $5.0 million. The Senior Loan Committee has eight standing voting members, including the five members of the Senior Credit Risk Management Committee. Two “no” votes will result in declining a credit request.

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

Portfolio Monitoring & Reporting- We believe that an important part of our assessment of client risk is the ongoing completion of periodic risk rating reviews. As part of these reviews, we seek to review the risk rating of each facility within a customer relationship and may recommend an upgrade or downgrade to the risk rating. Our policy is to review two times per year all customer relationships with an aggregate exposure of $10 million or greater as well as all SNC’s. Additionally, all customer relationships with an aggregate exposure of $2.5 million to $10 million are reviewed annually. Further, customer relationships with an aggregate exposure of $500 thousand and greater with a criticized risk rating are reviewed quarterly. Certain relationships are exempt from review, including relationships where our exposure is cash-secured. An updated risk rating scorecard is required during each risk review as well as with any credit event that requires credit approval.

Marketing and Distribution

As of December 31, 2018, we conduct our banking business through 66 branches located in Texas and five states in the southeast United States. As of December 31, 2018, State Bank operates 32 branches throughout Georgia. Our distribution network also includes ATMs, ITMs, fully integrated online banking and a telephone banking service. In addition, our customers have free access to Publix Presto! ATMs located throughout Alabama, Florida, North Carolina, South Carolina and Tennessee and Allpoint ATMs worldwide. Our ATMs are enabled for several networks, including Visa, Discover, MasterCard, NYCE, Plus, Cirrus, Pulse, American Express and Quest.

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

Supervision and Regulation

Banking is a complex, highly regulated industry. Consequently, our growth and earnings performance can be affected, not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Federal Reserve Board (“Federal Reserve”), the Office of the Comptroller of the Currency (“OCC”), the Federal Deposit
Insurance Corporation (“FDIC”), Consumer Financial Protection Bureau (“CFPB”), various state banking regulators, the Internal Revenue Service (“IRS”) and state taxing authorities. The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.

The primary goals of the bank regulatory structure are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of those goals, the U.S. Congress and the individual states have created numerous regulatory agencies and enacted numerous laws, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), that govern banks and the banking industry. The system of supervision and regulation applicable to the Company establishes a comprehensive framework for our operations and is intended primarily for the protection of the Deposit Insurance Fund (“DIF”), our depositors and the public, rather than our shareholders and creditors.

The Dodd-Frank Act and its implementing regulations impose additional supervisory obligations on banking organizations with $10 billion or more in total consolidated assets. The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”), enacted into law May 24, 2018, modified a number of the requirements of the Dodd-Frank Act. Our total assets were $10.5 billion and Cadence Bank’s total assets were $10.5 billion as of September 30, 2017, the first quarter-end as of which total assets exceeded $10 billion. As a result, after September 30, 2018, which was the fourth consecutive quarter in which total average consolidated assets exceed $10 billion (and any applicable phase-in period), we and Cadence Bank are, among other requirements:

•	required to calculate our FDIC deposit insurance assessment using the large bank pricing rule;

•	subject to the restrictions on proprietary trading and investment in mutual or hedge funds under the Volcker Rule;
•	subject to more frequent regulatory examinations; and
•	subject to examination for compliance with federal consumer protection laws by the Consumer Financial Protection Bureau (the “CFPB”).

In addition, after June 30, 2018, Cadence and Cadence Bank became subject to the Durbin Amendment to the Dodd-Frank Act regarding limits on debit card interchange fees. The Durbin Amendment gave the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more and to enforce a statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve has adopted rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs. The ultimate impact of the heightened scrutiny to which we will be subject is uncertain but we may be adversely affected and may incur increased costs related to regulatory oversight.

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating in the United States. The federal banking agencies have issued a number of significant new regulations as a result of the Dodd-Frank Act and a number of additional regulations are pending or may be proposed as a result of the EGRRCPA. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which any of our businesses may be affected by any new regulation or statute.

The following is an attempt to summarize some of the relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

Bank Holding Company Regulation

The Company is a financial holding company registered under the Bank Holding Company Act of 1956 (the “BHC Act”) and is subject to supervision and regulation by the Federal Reserve. Federal laws subject financial holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions, for violation of laws and policies.

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

If a company has elected to become a financial holding company (an “FHC”), it may engage in a broader set of activities, including insurance underwriting and broker-dealer services, as well as activities that are jointly determined by the Federal Reserve and the Treasury Department to be financial in nature or incidental to such financial activity. FHCs may also engage in activities that are determined by the Federal Reserve to be complementary to financial activities. To qualify as an FHC, the bank holding company and all subsidiary depository institutions must be well managed and well capitalized. Additionally, each subsidiary depository institution of the bank holding company must have received at least a “Satisfactory” rating on its most recent Community Reinvestment Act of 1977 (“CRA”) examination. Failure to meet any of these requirements may result in limitations on activities and acquisitions.

Safe and Sound Banking Practices

Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve may order a bank holding company to terminate an activity or control of a non-bank subsidiary if such activity or control constitutes a significant risk to the financial safety, soundness or stability of a subsidiary bank and is inconsistent with sound banking principles. Regulation Y and capital rules also require a holding company to receive the prior approval of the Federal Reserve for any redemption or repurchase of its own equity securities.

Consistent with the Dodd-Frank Act codification of the Federal Reserve’s policy that bank holding companies must serve as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudence, a bank holding company generally should not maintain a rate of distributions to shareholders unless its available net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with a bank holding company’s capital needs, asset quality and overall financial condition.

In addition, the Federal Reserve Supervisory Letter SR 09-4 provides guidance on the declaration and payment of dividends, capital redemptions and capital repurchases by a bank holding company. Supervisory Letter SR 09-4 provides that, as a general matter, a bank holding company should eliminate, defer or significantly reduce its dividends if: (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner.

Limitations on the Bank paying dividends could, in turn, affect our ability to pay dividends to our shareholders. For more information concerning the Bank’s ability to pay dividends, see below.

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

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the Volcker Rule, prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” In December 2013, the federal banking agencies, the SEC, and the Commodities Futures Trading Commission, finalized a regulation to implement the Volcker Rule. After the enactment of the EGRRCPA in May 2018, Volcker Rule limitations apply to banking entities with $10 billion or more in total consolidated assets. Under the Volcker Rule implementing regulations, banking entities have two years to conform its investments and implement the required compliance plan.

Regulatory Capital

Cadence and Cadence Bank are each required to comply with applicable capital adequacy standards established by the federal banking agencies. In 2013, the federal bank regulators approved the final Basel III Rules implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act. The Basel III Rules, among other things, (i) introduced a new capital measure called Common Equity Tier 1 (“CET1”), (ii) specified that Tier 1 capital consists of CET1 and “Additional

Tier 1 capital” instruments meeting certain revised requirements, (iii) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expanded the scope of the deductions/adjustments to capital as compared to previously existing regulations. For more information, see the “Regulatory Capital” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Financial holding companies and banks are also required to comply with minimum leverage capital requirements. These requirements provide for a minimum of Tier 1 capital to total consolidated average tangible assets (as defined for regulatory purposes), called the “leverage ratio”, of 4.0% for all bank holding companies.

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

As discussed above, in accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2018, the Bank exceeded the capital levels required to be deemed well capitalized.

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

Further, by statute and regulation, a bank holding company must serve as a source of financial and managerial strength to each bank that it controls and, under appropriate circumstances, may be required to commit resources to support each such controlled bank. This support may be required at times when the bank holding company may not have the resources to provide the support. In addition, if the Federal Reserve believes that a bank holding company’s activities, assets or affiliates represent a significant risk to the financial safety, soundness or stability of a controlled bank, then the Federal Reserve could require the bank holding company to terminate the activities, liquidate the assets or divest the affiliates. The regulators may require these and other actions in support of controlled banks even if such actions are not in the best interests of the bank holding company or its shareholders.

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

Bank Regulation

Cadence Bank

Cadence Bank is a national banking association, which is subject to regulation and supervision primarily by the OCC and secondarily by the Federal Reserve and the FDIC. Cadence Bank is subject to requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank.

The OCC regularly examines the Bank. The FDIC may also periodically examine and evaluate insured banks.

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

The present and future dividend policy of Cadence Bank is subject to the discretion of its board of directors. In determining whether to pay dividends to the Company and, if made, the amount of the dividends, the board of directors of Cadence Bank considers many of the same factors discussed above. Cadence Bank cannot guarantee that it will have the financial ability to pay dividends to the Company, or if dividends are paid, that they will be sufficient for Cadence to make distributions to shareholders. Cadence Bank is not obligated to pay dividends.

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

Capital Adequacy

In addition to the capital rules applicable to both banks and bank holding companies discussed above, under the prompt corrective action regulations, the federal bank regulators are required and authorized to take supervisory actions against undercapitalized banks. For this purpose, a bank is placed in one of five categories based on the bank’s capital (as of the new capital rules discussed above): well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Currently, the quantitative requirements for the categories are:

•	well-capitalized (at least 5% leverage capital, 6.5% common equity Tier 1 capital, 8% Tier 1 capital and 10% total capital);
•	adequately capitalized (at least 4% leverage capital, 4.5% common equity Tier 1 capital, 6% Tier 1 capital and 8% total capital);
•	undercapitalized (less than 4% leverage capital, 4.5% common equity Tier 1 capital, 6% Tier 1 capital and 8% total capital);
•	significantly undercapitalized (less than 3% leverage capital, 3% common equity Tier 1 capital, 4% Tier 1 capital and 6% total capital); and
•	critically undercapitalized (less than 2% tangible capital).

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

Cadence Bank pays deposit insurance assessments to the FDIC based on an assessment rate established by the FDIC. FDIC assessment rates for large institutions with more than $10 billion in assets, such as Cadence Bank, are calculated on a scorecard methodology that seeks to capture both the probability that an individual institution will fail and the magnitude of the impact on the DIF if such a failure occurs. Cadence Bank became subject to the scorecard methodology in the third quarter of 2018. The FDIC has the authority to make discretionary adjustments to the total score, up or down, based upon significant risk factors that are not adequately captured in the scorecard.  For large institutions, including Cadence Bank, the initial base assessment rate ranges from 3 basis points to 30 basis points on an annualized basis. After the effect of the potential base rate adjustments, the total base assessment rate could range from 1.5 basis points to 40 basis points on an annualized basis. The deposit insurance assessment base is calculated based upon the average of total assets less the average tangible equity of the insured depository institution during the assessment period, less allowable deductions.

The Federal Deposit Insurance Act establishes a minimum ratio of the DIF to estimated insured deposits of 1.15% prior to September 30, 2020 and 1.35% thereafter. Additionally, beginning July 1, 2016, the FDIC imposed a surcharge on the quarterly assessments of insured depository institutions with total consolidated assets of $10 billion or more, such as Cadence Bank (the surcharge only applied to Cadence Bank for the quarter ended September 30, 2018). The surcharge applied until the DIF first reaches or exceeds 1.35%, which occurred at September 30, 2018 and thus, the surcharge no longer applies.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to recapitalize the predecessor to the DIF. These assessments, which are included in Deposit Insurance Premiums on the Consolidated Statements of Operations, will continue until the remaining FICO bonds mature in 2019.

Consumer Financial Protection Bureau (CFPB)

The Dodd-Frank Act created the CFPB, which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. As noted above, the Company and Cadence Bank exceeded $10 billion in total consolidated assets for four consecutive quarters as of September 30, 2018 and are now subject to examination by the CFPB.

The CFPB has issued a number of regulations related to the origination of mortgages, foreclosures, and overdrafts as well as many other consumer issues. Additionally, the CFPB has proposed, or will be proposing, additional regulations or modifying existing regulations that directly relate to our business. Although it is difficult to predict at this time the extent to which the CFPB’s final rules impact the operations and financial condition of the bank, such rules may have a material impact on the bank’s compliance costs, compliance risk and fee income.

Financial Privacy and Cybersecurity

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

The federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management standards among financial institutions. A financial institution is expected to establish multiple lines of defense and to ensure their risk management processes address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient processes to effectively respond and recover the institution’s operations after a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if a critical service provider of the institution falls victim to this type of cyber-attack. The Cadence Information Security Program reflects the requirements of this guidance.

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

•	the Truth in Lending Act, governing disclosures of credit terms to consumer borrowers;
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

Concentrated Commercial Real Estate Lending Regulations

The Federal Reserve and other federal banking regulatory agencies promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing and increasing capital requirements.

Compliance with the above laws and regulations add significantly to the cost of operating the Company and the Bank and thus have a negative impact on profitability. We would also note that there has been a tremendous expansion experienced in recent years by certain financial service providers that are not subject to the same rules and regulations as the Company and the Bank. These institutions, because they are not so highly regulated, have a competitive advantage over us and the Bank and may continue to draw large amounts of funds away from traditional banking institutions, with a continuing adverse effect on the banking industry in general.

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

Employees

As of December 31, 2018, Cadence and State Bank had 1,170 and 641 full-time equivalent employees, respectively. None of our employees is represented by any collective bargaining unit or is a party to a collective bargaining agreement. We believe that our relations with our employees are good.

Availability of Information

Our investor website can be accessed at www.cadencebank.com under “Investor Relations”. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor website under the caption “SEC Filings” as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC. No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Documents filed with the SEC are also available free of charge on the SEC’s website at www.sec.gov.

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

Our businesses and operations, which primarily consist of commercial banking activities, including offering financial products and services to middle-market commercial business, high net worth individuals and business owners, are sensitive to business and economic conditions in the United States generally and in Texas and the southeast United States, the principal markets where we conduct business. The economic conditions in these local markets may be different from the economic conditions in the United States as a whole. If the U.S. economy or the economy in any of our principal markets weaken, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policy-making process, the medium- and long-term fiscal outlook of the federal government, and future tax rates and tax policies is a concern for businesses, consumers and investors in the United States, including our customers. In addition, economic conditions in foreign countries, could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines, and lower home sales and commercial activity.  All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for credit losses, adverse asset values, and an overall material adverse effect on the quality of our loan portfolio.

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

Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval, review and administrative practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Many of our loans are made to small and medium-sized businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. Consequently, we may have significant exposure if any of these borrowers becomes unable to pay their loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death. A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our allowance for credit losses (“ACL”), each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition and results of operations.

Our ACL may prove to be insufficient to absorb potential losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans in accordance with their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results. We have established our ACL and maintain it at a level considered adequate by management to absorb probable credit losses based on our analysis of the quality of our loan portfolio, market environment and other factors we deem to be relevant to this analysis. The ACL represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Additions to the ACL, which are charged to earnings through the provision for credit losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in our market areas. The determination of the appropriate level of the ACL inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Although our management has established an ACL it believes is adequate to absorb probable and reasonably estimable losses in our loan portfolio, the allowance may not be adequate. We could sustain credit losses that are significantly higher than the amount of our ACL. Higher credit losses could arise for a variety of reasons, including changes in economic, operating and other conditions within our markets, as well as changes in the financial condition, cash flows, and operations of our borrowers.

As of December 31, 2018, our ACL as a percentage of total loans was 0.94% and as a percentage of total nonperforming loans was 127.12%. Additional credit losses will likely occur in the future and may occur at a rate greater than we have previously experienced. We may be required to take additional provisions for credit losses in the future to further supplement the ACL, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our ACL, the policies and procedures we use to determine the level of the allowance and the value attributed to nonperforming loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. In addition, in June 2016, the Financial Accounting Standards Board issued a new accounting standard, Current Expected Credit Losses (“CECL”), that will replace the current approach under generally accepted accounting principles (GAAP) for establishing allowances for credit losses, which generally considers only past event and current conditions. CECL is a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first acquired. Under the revised methodology, credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. The standard is expected to result in increases to allowance levels generally and will require the application of the revised methodology to existing financial assets through a one-time adjustment to retained earnings upon initial effectiveness. The standard will be effective for us in 2020. See “Notes to Consolidated Financial Statements—Note 1—Summary of Accounting Policies—Pending Accounting Pronouncements” for additional information about the standard. Any increases in the ACL will result in a decrease in net income and, if the increases reduce retained earnings and capital, it could have a material adverse effect on our business, financial condition and results of operations.

The security interest that we have in our clients’ assets may not be sufficient to protect us from a partial or complete loss if we are required to foreclose.

Lending is a substantial part of our business, and each loan carries a certain risk that it will not be repaid in accordance with its terms. Our loans are often secured by a lien on specified collateral of our clients. However, the collateral may not protect us from suffering a partial or complete loss if we move to foreclose on the collateral. Factors that could reduce the value of the collateral that we have a security interest in including, among other things:

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

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our clients, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2018, we had $4.2 billion in unfunded credit commitments to our clients. Actual borrowing needs of our clients may exceed our expectations, including due to unexpected impacts from a natural disaster, but especially during a challenging economic environment when our clients’ companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors—Risks Relating to Our Business—Liquidity risk could impair our ability to fund operations and meet our obligations as they become due and could jeopardize our financial condition.”

We are subject to interest rate risk, which could adversely affect our financial condition and profitability.

The majority of our banking assets are subject to changes in interest rates. For example, as of December 31, 2018, 71% of our loan portfolio consisted of floating and adjustable interest rate loans. Like most financial institutions, our earnings significantly depend on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors beyond our control impact interest rates, including economic conditions, governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and disorder and instability in domestic and foreign financial markets. Changes in monetary policies of the various government agencies could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets.

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

Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to increases in nonperforming assets, charge-offs and delinquencies, further increases to the ACL, and a reduction of income recognized, among others, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on non-accrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets could have a material adverse impact on our net interest income.

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

Unlike larger financial institutions that are nationally diversified, we are a regional banking franchise concentrated in Texas and the southeast United States. As of December 31, 2018, 53% of our total loans (by dollar amount) were in Texas, 9% were in Alabama and 9% were in Florida. With our merger with State Bank we will have a higher percentage of our loans within the Georgia market.  A deterioration in local economic conditions in the loan market or in the residential or commercial real estate markets could have a material adverse effect on the quality of our portfolio, the demand for our products and services, the ability of borrowers to timely repay loans, and the value of the collateral securing loans. If the population, employment or income growth in one of our markets is negative or slower than projected, income levels, deposits and real estate development could be adversely impacted.

The effects of adverse weather events may negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Like other coastal areas, our geographic markets in Texas and the southeast United States are susceptible to severe weather, including hurricanes, flooding, tornadoes, droughts, wildfires, and hailstorms and damaging winds. In August 2017, Hurricane Harvey made landfall near Corpus Christi, Texas and struck the Houston area and parts of eastern Texas and Louisiana, causing record flooding, power outages, significant damage to impacted residential and commercial properties and disruptions to normal economic activity in certain of our market areas. Additionally, in September 2017, Hurricane Irma made landfall near Naples, Florida in southwest Florida, with impacts throughout much of south, central and eastern Florida, including flooding, power outages and various degrees of wind damage to certain residential and commercial properties. Finally, in October 2018, Hurricane Michael made landfall near Mexico Beach and Panama City, Florida, with impacts across the Florida panhandle area, including flooding, power outages and significant wind damage. The credit impact of Hurricanes Harvey, Irma, and Michael were minimal to Cadence Bank. In addition, the occurrence of other adverse weather and natural or man-made disasters in the future could destroy, or cause a decline in the value of, mortgaged properties, crops or other assets that serve as our collateral and increase the risk of delinquencies, defaults, foreclosures and losses on our loans, damage our banking facilities and offices, negatively impact regional economic conditions, result in a decline in local loan demand, loan originations and deposit availability and negatively impact the implementation of our growth strategy. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

Sustained low oil prices, volatility in oil prices and downturns in the energy industry, including in Texas, could materially and adversely affect us.

As of December 31, 2018, energy lending comprised approximately 13% of our loan portfolio.  The economy in Texas has dependence on the energy industry. A downturn or lack of growth in the energy industry and energy-related business, including sustained low oil prices or the failure of oil prices to rise in the future, could adversely affect our results of operations and financial condition. Prolonged pricing pressure on oil and gas could lead to increased credit stress in our energy portfolio, increased losses associated with our energy portfolio, increased utilization of our contractual obligations to extend credit and weaker demand for energy lending. Such a decline or general uncertainty resulting from continued volatility could have other adverse impacts such as job losses in industries tied to energy, increased spending habits, lower borrowing needs, higher transaction deposit balances or a number of other effects that are difficult to isolate or quantify, particularly in states with significant dependence on the energy industry such as Texas, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information or to introduce viruses or other malware through “Trojan horse” programs to our information systems and/or our customers’ computers. Information security risks for financial institutions related to these types of attacks have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties, including foreign state-sponsored parties. Though we endeavor to mitigate these threats through product improvements, use of encryption and authentication technology and customer and employee education, such cyberattacks against us or our merchants and our third-party service providers remain a serious issue.

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

We expect that new technologies and business processes applicable to the consumer credit industry will continue to emerge and these new technologies and business processes may be better than those we currently use. Because the pace of technological change is high, and our industry is intensely competitive, we may not be able to sustain our investment in new technology as critical systems and applications become obsolete or as better ones become available. A failure to maintain current technology and business processes could cause disruptions in our operations or cause our products and services to be less competitive, all of which could have a material adverse effect on our business, financial condition or results of operations.

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

As of December 31, 2018, the Company and its subsidiaries had approximately $485.5 million of gross indebtedness on a consolidated basis ($50.6 million of which represents junior subordinated debt before purchase accounting adjustment). Included in this indebtedness, as of December 31, 2018, the Company had $100.0 million of subordinated debt. Total interest expense on all outstanding indebtedness was $24.5 million on a pre-tax basis for the year ended December 31, 2018. Our subordinated indebtedness will mature between 2019 and 2029; our junior subordinated indebtedness will mature between 2033 and 2037. An increase in interest rates would increase our interest expense. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

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

We rely on customer deposits as a significant source of funding. Competition among U.S. banks for customer deposits is intense and may increase the cost of deposits or prevent new deposits and may otherwise negatively affect our ability to grow our deposit base. Our deposit accounts may decrease in the future, and any such decrease could have an adverse impact on our sources of funding, which impact could be material. Any changes we make to the rates offered on our deposit products to remain competitive with other financial institutions may adversely affect our profitability and liquidity. The demand for the deposit products we offer may also be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, regulatory actions that decrease customer access to particular products or the availability of competing products. In addition, a portion of our deposits are brokered deposits. The levels of these types of deposits that we hold may be more volatile during changing economic conditions. As of December 31, 2018, approximately $1.0 billion, or 9.7%, of our deposits consisted of brokered deposits.

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

Our ability to compete successfully will depend on a number of factors, including, among other things:

•	our ability to build and maintain long-term customer relationships while ensuring high ethical standards and safe and sound banking practices;
•	our ability to leverage existing client relationships;

•	our ability to build ancillary business through participation in SNC’s;
•	the success of our focused calling efforts;
•	our ability to attract and retain qualified employees to operate our business effectively;
•	our ability to expand our market position;
•	the scope, relevance and pricing of products and services that we offer;
•	customer satisfaction with our products and services;
•	industry and general economic trends; and
•	our ability to keep pace with technological advances and to invest in new technology.

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

Since our formation in 2009, we have consummated four major acquisitions, including our merger with State Bank on January 1, 2019, which have and will significantly contribute to growth in our loan and deposit levels and market share. While supported by these acquisitions, we are pursuing an organic growth strategy focused on growing market share. This strategy may not sustain our historical rate of growth or our ability to grow at all. Our ability to execute our growth strategy, including by opening new branches, depends on a variety of factors, such as economic conditions and competition, which are beyond our control, and access to capital and liquidity to fund such growth. We may not be able to obtain the financing necessary to fund internal growth and we may not pursue growth through new acquisitions. Sustainable growth requires that we manage our risks by following prudent underwriting standards, balancing loan and deposit growth without increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital at all times, hiring and retaining qualified employees, and successfully implementing strategic projects and initiatives. Our growth strategy may also change from time to time as a result of various internal and external factors. For example, natural disasters and other events beyond our control may also adversely affect our growth. If we are not able to continue our historical levels of growth, we may not be able to maintain these historical earnings trends. The absence of these growth opportunities or our ability to manage our growth successfully, could have a material adverse effect on our business, financial condition and results of operations.

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

In the future, should we need additional capital to implement our business plan, support our business, expand our operations, or meet applicable capital requirements, we may not be able to raise additional funds in the form of additional debt or equity. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, and our financial condition, results of operations and prospects. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve System.

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

We are operating in a challenging and uncertain economic environment. Financial institutions continue to be affected by uncertainty in the real estate market, the credit markets, and the national financial market generally. We retain direct exposure to the commercial and, to a lesser extent, residential, real estate markets, and we are affected by events in these markets. The uncertainty in economic conditions has subjected us and other financial institutions to increased regulatory scrutiny. In addition, deterioration in local economic conditions in our markets could result in losses beyond that provided for in our ACL and result in increased loan delinquencies, problem assets, and foreclosures. This may also result in declining demand for products and services, decreased deposits and increased borrowings under our current contractual obligations to extend credit, all of which would adversely impact our liquidity positions, and declining values for loan collateral, which in turn would reduce customers’ borrowing power and the value of assets and collateral associated with our existing loans.

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

Our net deferred tax asset totaled $33.2 million as of December 31, 2018, which included $8.9 million attributable to federal and state net operating loss carryforwards. The ultimate realization of a deferred tax asset is generally dependent upon the generation of future taxable income during the period prior to the expiration of the applicable net operating losses. In addition, a portion of our net operating losses are currently subject to the limitations of Section 382 of the Internal Revenue Code, which may limit our ability to offset future taxable income. As of December 31, 2018, $37.9 million of our net operating loss carryforward was limited to $3.1 million per year, which will require us to generate at least $3.1 million of taxable income annually through the year 2030 to fully realize the deferred tax asset. We recorded a one-time charge in income tax expense of $19.0 million (or $0.22 per share of Class A common stock) related to the Tax Cuts and Jobs Act enacted in December 2017, which required a re-measurement of, which resulted in a decrease of, our deferred tax asset. The value of our deferred tax asset is also derived in part from estimates and assumptions regarding our expected future tax liability. If our estimates and assumptions about future taxable income or our future tax liability are not accurate, including the application of the Tax Cuts and Jobs Act or any changes to tax laws and regulations applicable to us, the value of our deferred tax asset may not be recoverable, in whole or in part, and we may be required to record a valuation allowance that would negatively impact our earnings.

Many of our loans are to commercial borrowers, which have unique risks compared to other types of loans.

As of December 31, 2018, we had approximately $7.5 billion of commercial loans comprised of $6.2 billion in commercial and industrial and $1.3 billion in commercial real estate, representing approximately 75% of our total loan portfolio. Because payments on these loans are often dependent on the successful operation or development of the property or business involved, their repayment is sensitive to adverse conditions in the real estate market and the general economy. Accordingly, downturns in the real estate market and economy increase the risk related to commercial loans, particularly commercial real estate loans. Commercial loans are also subject to loan specific risks, including risks associated with construction, cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale or use of the completed construction. If a decline in economic conditions, natural disasters affecting commercial development or other issues cause difficulties for our borrowers of these types of business loans, if we fail to evaluate the credit of these loans accurately when we underwrite them or if we do not continue to monitor adequately the performance of these loans, our lending portfolio could experience delinquencies, defaults and credit losses that could have a material adverse effect on our business, financial condition or results of operations.

Our loan portfolio has significant concentration in energy and our specialized industries.

Much of our lending activity is concentrated in energy and our specialized industries. As of December 31, 2018, we had a total of $2.1 billion of loans, or 20.8% of our total loans, to companies operating in the restaurant industry, healthcare and technology industries, and $1.3 billion, or 12.8%, to companies operating in the energy sector. These industries and businesses are sensitive to economic conditions and complex factors (such as supply chain factors), which may expose us to the risk of economic downturns and other risks unique to these industries. Oil prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond our control. Factors that contribute to price fluctuations include instability in oil-producing regions, worldwide economic conditions, weather conditions, the supply and price of domestic and foreign oil, natural gas and natural gas liquids, consumer demand, the price and availability of alternative fuels, the proximity to, and capacity of, transportation facilities and the effect of worldwide energy conservation measures. Adverse economic conditions or business conditions relating to these industries could negatively impact our operating results more than if our loan portfolio was not concentrated in these industries.

A significant portion of our loan portfolio is comprised of participation and SNC’s, which could have a material adverse effect on our ability to monitor the lending relationships and lead to an increased risk of loss.

We achieved a significant portion of our loan growth in our initial years of operation by participating in loans originated by other institutions and by participating in SNC’s, broadly defined as loans to larger institutions by a group of participating lenders where the client’s needs are larger than any individual lender can prudently provide, and in which other lenders serve as the agent bank. Additionally, our specialized industries lending includes larger, national companies that tend to be served through SNC’s. As of December 31, 2018, $2.6 billion, or approximately 26% of our total loans, consisted of participations or SNC’s in which we are not the lead bank. Our reduced control over the monitoring and management of these relationships, particularly participations in large bank groups, could lead to increased risk of loss, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

The amount of nonperforming and classified assets may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations and financial condition.

At December 31, 2018, we had a total of approximately $82.4 million of nonperforming assets or approximately 0.65% of total assets. Total assets classified as “substandard,” “doubtful” or “loss” as of December 31, 2018 were approximately $177.3 million, or approximately 1.7% of total assets.

An asset is generally considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

We foreclose on and take title to the real estate serving as collateral as part of our business. Foreclosed real estate and real estate owned by us and not used in the ordinary course of our operations are referred to as OREO property. At December 31, 2018, we held approximately $2.4 million of OREO. In the event the amount of OREO should increase due to an increase in defaults on bank loans, our losses, and the costs and expenses to maintain the real estate likewise would increase. In addition, approximately $1.0 million of our OREO assets consist of residential properties that often take longer to liquidate, which may increase the costs and expenses associated with our OREO assets. Any additional increase in losses, and maintenance costs and expenses due to OREO such as personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership and funding costs associated with OREO property may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, reduce our ultimate realization from any OREO sales, and/or result in a write down of the carrying value of the OREO properties, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2018, the fair value of our investment securities portfolio was approximately $1.2 billion. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security.

We may fail to realize all of the anticipated benefits of the State Bank acquisition or those benefits may take longer to realize than expected. We may also incur unanticipated liabilities or expenses that adversely affect the anticipated value of or benefits of the State Bank acquisition.

The full benefits of the State Bank acquisition, including anticipated growth opportunities, synergies and the projected financial impact on our revenues, earnings, capital ratios and other financial metrics, may not be realized as expected or may not be achieved within the anticipated time frame, or at all. Failure to achieve the anticipated benefits of the State Bank acquisition could adversely affect our financial condition, results of operations or cash flows. In addition, we are required to devote significant attention and resources to the integration and operation of State Bank and the alignment our business practices and operations with that of State Bank. This process may disrupt the businesses and, if ineffective, could limit the anticipated benefits of the State Bank acquisition. Furthermore, we may incur delays, unanticipated liabilities or expenses with respect to the integration of State Bank, that could adversely affect our results of operations, prevent us from realizing the anticipated benefits of the acquisition or divert management’s attention.

Our State Bank acquisition, and any future acquisitions, will subject us to a variety of risks, including execution risks, failure to realize anticipated transaction benefits, and failure to overcome integration risks, which could adversely affect our growth and profitability.

We regularly consider potential acquisition opportunities, such as State Bank, that we believe would support our businesses and enhance our profitability. If we do pursue acquisitions, we may have difficulty executing on acquisitions and may not realize the anticipated benefits of any transaction we complete. Any of the foregoing matters could materially and adversely affect us.

Generally, any acquisition of financial institutions, branches or other banking assets by us will require approval by, and cooperation from, federal and state banking regulatory agencies. Such regulators could deny our application, which would restrict our growth, or the regulatory approvals may not be granted on terms that are acceptable to us. For example, we could be required to sell branches as a condition to receiving regulatory approvals, and such a condition may not be acceptable to us or may reduce the benefit of an acquisition.

As to any acquisition that we complete, we may fail to realize some or all of the anticipated transaction benefits if the integration process takes longer or is more costly than expected or otherwise fails to meet our expectations.

In addition, acquisition activities could be material to our business and involve several risks, including the following:

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

Depending on the condition of any institution or assets or liabilities that we may acquire, that acquisition may, at least in the near term, adversely affect our capital and earnings and, if not successfully integrated with our organization, may continue to have such effects over a longer period. We may not be successful in overcoming these risks or any other problems encountered in connection with potential acquisitions, and any acquisition we may consider will be subject to prior regulatory approval. Also, acquisitions may involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Our inability to overcome these risks could have a material adverse effect on our profitability, return on equity and return on assets, our ability to implement our business strategy and enhance shareholder value, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. Additionally, our inability to overcome these risks could materially and adversely affect the market price of our Class A common stock, which could make it difficult to sell your shares at the volume, price or time desired.

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

We evaluate for potential impairment by comparing the estimated fair value with the carrying amount of each reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value of that reporting unit, an impairment loss is recognized in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. Factors that could cause an impairment charge include adverse changes to macroeconomic conditions, declines in the profitability of the reporting unit or declines in the tangible book value of the reporting unit. At December 31, 2018, our goodwill totaled $307.1 million. Although we have not recorded any impairment charges since we initially recorded the goodwill, our future evaluations of goodwill may result in findings of impairment and related impairment losses, which could have a material adverse effect on our business, financial condition and results of operations.

We are required to make significant estimates and assumptions in the preparation of our financial statements. These estimates and assumptions may not be accurate and are subject to change.

The preparation of our consolidated financial statements in conformity with GAAP requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods. Critical estimates are made by management in determining, among other things, the accounting for business combinations, estimates of fair value, ACL, accounting for acquired loans and other real estate owned and valuation of our deferred tax asset. If our underlying estimates and assumptions prove to be incorrect or if events occur that require us to revise our previous estimates or assumptions, our financial condition and results of operations may be materially adversely affected.

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

Risks Relating to the Regulation of Our Industry

Our business, financial condition, results of operations and prospects could be adversely affected by the highly regulated environment in which we operate.

As a financial holding company, we are subject to federal supervision and regulation. Federal regulation of the banking industry, along with tax and accounting laws, regulations, rules and standards, may limit our operations significantly and control the methods by which we conduct business, just as they limit those of other banking organizations. In addition, compliance with laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. The Dodd-Frank Act, which imposes significant regulatory and compliance changes on financial institutions, is an example of this type of federal regulation. Many of these regulations are intended to protect depositors, customers, the public, the banking system as a whole or the FDIC insurance funds, not shareholders. Regulatory requirements and discretion affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. There are laws and regulations which restrict transactions between us and our subsidiaries. These requirements may constrain our operations, and the adoption of new laws and changes to or repeal of existing laws may have a further impact on our business, financial condition, results of operations and future prospects. Also, the burden imposed by those federal and state regulations may place banks in general, including our Bank in particular, at a competitive disadvantage compared to their non-bank competitors. We are also subject to requirements with respect to the confidentiality of information obtained from clients concerning their identities, business and personal financial information, employment, and other matters. We require our personnel to agree to keep all such information confidential and we monitor compliance. Failure to comply with confidentiality requirements could result in material liability and adversely affect our business, financial condition, results of operations and future prospects.

Bank holding companies and financial institutions are extensively regulated and currently face an uncertain regulatory environment. Applicable laws, regulations, interpretations, enforcement policies and accounting principles have been subject to significant changes in recent years and may be subject to significant future changes. Future changes may have a material adverse effect on our business, financial condition and results of operations.

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

Because our total assets exceed $10 billion, we are subject to additional regulatory requirements, which could have an adverse effect on our financial condition or results of operations.

Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets. The Economic Growth, Regulatory Relief, and Consumer Protection Act (EGRRCPA”) was enacted on May 24, 2018 and provides certain limited amendments to the Dodd-Frank Act as well as other modifications to certain post-crisis regulatory requirements. The EGRRCPA will likely decrease the overall regulatory burden on institutions like Cadence; however, the ultimate impact is uncertain at this time and will depend on the implementation of the law by the federal banking agencies.

As a result of reaching $10 billion in total assets for four consecutive quarters, we and Cadence Bank are, among other requirements:

•

required to establish a dedicated risk committee of our board of directors responsible for overseeing our enterprise-risk management policies, commensurate with our capital structure, risk profile, complexity, size and other risk-related factors, and including as a member at least one risk management expert;

•	required to calculate our FDIC deposit insurance assessment using the large bank pricing rule;
•	subject to more frequent regulatory examinations; and
•	subject to examination for compliance with federal consumer protection laws by the CFPB.

In addition, Cadence and Cadence Bank are affected by the Durbin Amendment to the Dodd-Frank Act regarding limits on debit card interchange fees. The Durbin Amendment gave the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve Board has adopted rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs. The ultimate impact of the heightened scrutiny to which we are subject is uncertain, but we may be adversely affected and may incur increased costs related to regulatory oversight.

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

Certain aspects of current or proposed regulatory or legislative changes, including to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have a material adverse effect on our business, financial condition and results of operations. In addition, any proposed legislative or regulatory changes, including those that could benefit our business, financial condition and results of operations, may not occur on the timeframe that is proposed, or at all, which could result in additional uncertainty for our business.

Regulatory initiatives regarding bank capital requirements may require heightened capital.

Regulatory capital rules, adopted in July 2013, implement higher minimum capital requirements for bank holding companies and banks. Additionally, bank holding companies and banks are also required to hold a capital conservation buffer of Common Equity Tier 1 capital of 2.5% to avoid limitations on capital distributions and discretionary executive compensation payments.

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

Any new standards may require the Company or the Bank to maintain materially more capital, with common equity as a more predominant component, or manage the configuration of our assets and liabilities to comply with formulaic liquidity requirements. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we may not be able to raise additional capital if needed or on terms acceptable to us. Failure to maintain capital to meet current or future regulatory requirements could significantly impact our return on equity, financial condition, operations, capital position and ability to pursue business opportunities which could have a material adverse effect on our business, financial condition and results of operations.

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

The deposits of the Bank are insured by the FDIC up to legal limits and, accordingly, subject to the Bank’s payment of FDIC deposit insurance assessments. The Bank’s regular assessments are calculated under the large bank pricing rule using its average consolidated total assets minus average tangible equity as well as by risk classification, which includes regulatory capital levels. High levels of bank failures since the beginning of the most recent financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put significant pressure on the DIF. To maintain a strong funding position and restore the reserve ratios of the DIF, the FDIC increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. The FDIC has also imposed surcharges on insured depository institutions with assets of at least $10 billion. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Relating to an Investment in Our Class A Common Stock

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

As of the date of this Annual Report, there were 82,497,009 shares of our Class A common stock outstanding. Since our initial public offering in April 2017, Cadence Bancorp, LLC (the “LLC”) has completed a series of registered secondary offerings of shares our Class A common stock, gradually reducing its ownership interest in the Company. On September 10, 2018, the LLC completed an in-kind distribution of substantially all of the shares of Class A Common Stock held by the LLC to its unitholders (other than a de minimis amount of Class A Common Stock representing the aggregate fractional shares in lieu of which unitholders are to receive cash). As a result of the Distribution, the LLC dissolved in the fourth quarter of 2018.

As of January 1, 2019, we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and the reduced disclosure requirements applicable to emerging growth companies no longer apply to us.

As of January 1, 2019, we no longer qualify as an “emerging growth company” as defined in the JOBS Act. Consequently, we are now or will soon be subject to certain disclosure requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include:

•	compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•	compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board;
•	full disclosure obligations regarding executive compensation; and
•	compliance with the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Compliance with these additional requirements may increase our compliance and financial reporting expenses and may divert management’s attention from other aspects of our business. Failure to comply with these requirements could subject us to enforcement actions by the SEC, which could divert management’s attention, damage our reputation and adversely affect our business, operating results or financial condition.

An active, liquid market for our Class A common stock may not be sustained, which may impair your ability to sell your shares.

Our shares of Class A common stock have been publicly traded on the NYSE since April 13, 2017. An active, liquid trading market for our Class A common stock may not be sustained, due to the limited period of time which our shares have been publicly traded or other factors. Without an active, liquid trading market for our Class A common stock, shareholders may not be able to sell their shares at the volume, prices and times desired. An inactive market may also impair our ability to raise capital by selling our Class A common stock and may impair our ability to expand our business by using our Class A common stock as consideration. In addition, there is a limited public trading history for our Class A common stock. As a result, the current market price may not be indicative of the price at which our Class A common stock will trade in the future.

The market price of our Class A common stock may be subject to substantial fluctuations, which may make it difficult to sell shares at the volume, prices and times desired.

The market price of our Class A common stock may be highly volatile, which may make it difficult to sell shares at the volume, prices and times desired. There are many factors that may impact the market price and trading volume of our Class A common stock, including, without limitation:

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

There are substantial regulatory limitations on changes of control of bank holding companies that may discourage investors from purchasing shares of our Class A common stock.

With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to, and the approval of, the Federal Reserve. Companies investing in banks and bank holding companies receive additional review and may be required to become bank holding companies, subject to regulatory supervision. Accordingly, prospective investors must be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our Class A common stock. These provisions could discourage third parties from seeking to acquire significant interests in us or in attempting to acquire control of us, which, in turn, could adversely affect the market price of our Class A common stock.

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

As a public company, we incur significant legal, accounting, insurance and other expenses. These costs and compliance with the rules of the SEC and the rules of the applicable stock exchange may further increase our legal and financial compliance costs and make some activities more time consuming and costly. Beginning with our 2018 Annual Report on Form 10-K, SEC rules require that our Chief Executive Officer and Chief Financial Officer periodically certify the existence and effectiveness of our internal control over financial reporting and our independent registered public accounting firm will be required to attest to our assessment of our internal control over financial reporting. This process will require significant documentation of policies, procedures and systems, review of that documentation by our internal auditing and accounting staff and our outside independent registered public accounting firm and testing of our internal control over financial reporting by our internal auditing and accounting staff and our outside independent registered public accounting firm. This process will involve considerable time and attention from management, which could prevent us from successfully implementing our business initiatives and improving our business, results of operations and financial condition, may strain our internal resources, and will increase our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter.

During our testing, we may identify deficiencies that would have to be remediated to satisfy the SEC rules for certification of our internal control over financial reporting. A material weakness is defined by the standards issued by the Public Company Accounting Oversight Board as a deficiency, or combination of deficiencies, in internal control over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Therefore, we would have to disclose in periodic reports we file with the SEC any material weakness in our internal control over financial reporting. The existence of a material weakness would preclude management from concluding that our internal control over financial reporting is effective and would preclude our independent auditors from attesting to our assessment of the effectiveness of our internal control over financial reporting is effective. In addition, disclosures of deficiencies of this type in our SEC reports could cause investors to lose confidence in our financial reporting, may negatively affect the market price of our Class A common stock, and could result in the delisting of our securities from the securities exchanges on which they trade. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our disclosure controls and procedures or internal control over financial reporting, it may materially and adversely affect us.

Material weaknesses in our financial reporting or internal controls could adversely affect our business.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The identification of any material weakness could also result in investors losing confidence in our internal controls and questioning our reported financial information, which, among other things, could have a negative impact on the trading price of our Class A common stock. Additionally, we could become subject to increased regulatory scrutiny and a higher risk of shareholder litigation, which could result in significant additional expenses and require additional financial and management resources.

Shares of our Class A common stock are subject to dilution

Actual or anticipated issuances or sales of substantial amounts of our Class A common stock could cause the market price of our Class A common stock to decline significantly and make it more difficult for us to sell equity or equity-related securities in the future at a time and on terms that we deem appropriate. The issuance of any shares of our Class A common stock in the future also would, and equity-related securities could, dilute the percentage ownership interest held by shareholders prior to such issuance. We may issue all these shares without any action or approval by our shareholders, and these shares, once issued (including upon exercise of outstanding options), will be available for sale into the public market, subject to the restrictions described below, if applicable, for affiliate holders.

We may issue shares of Class B non-voting common stock or shares of preferred stock that would adversely affect the rights of our Class A common shareholders.

Our authorized capital stock includes 300,000,000 shares of Class B non-voting common stock, $0.01 par value per share and 50,000,000 shares of preferred stock, $0.01 par value per share. As of the date of this Annual Report, we have no issued and outstanding shares of either our Class B non-voting common stock or our preferred stock. Our Board of Directors, in their sole discretion, may issue Class B non-voting common stock and one or more series of preferred stock. Subject to limitations imposed by our articles of incorporation, our Board of Directors is empowered to determine, among other items, the number of shares for each series, the dividend rate for each series, the terms and conditions of any voting, conversion or exchange rights for each series, and the preferences and the relative rights for each series.

Our future ability to pay dividends is subject to restrictions.

We currently conduct substantially all our operations through our subsidiaries, and a significant part of our income is attributable to dividends from the Bank and we principally rely on the profitability of the Bank to conduct operations and satisfy obligations. Our principal source of funds to pay dividends on our common and preferred stock and service any of our obligations are dividends received directly from our subsidiaries, including Cadence Bank. As is the case with all financial institutions, the profitability of the Bank is subject to the fluctuating cost and availability of money, changes in interest rates, and in economic conditions in general. In addition, various federal and state statutes and regulations limit the amount of dividends that the Bank may pay to us, with or without regulatory approval.

Holders of our Class A common stock are entitled to receive only such cash dividends as our Board of Directors may declare out of funds legally available for such payments. Any declaration and payment of dividends on Class A common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to the Class A common stock, and other factors deemed relevant by the board of directors. Furthermore, consistent with our business plans, growth initiatives, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends, if any, paid to our common shareholders.

On January 21, 2019, our Board of Directors declared a quarterly dividend of $0.175 per share of outstanding Class A common stock, payable on March 15, 2019 to shareholders of record on the close of business on March 1, 2019. Although we currently expect to continue to pay quarterly dividends, any future determination relating to our dividend policy will be made by our Board of Directors and will depend on several factors. We are subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. Finally, our ability to pay dividends to our shareholders depends on our receipt of dividends from the Bank, which is also subject to restrictions on dividends as a result of banking laws, regulations and policies. See “Dividend Policy.”

Our corporate governance documents, and certain corporate and banking laws applicable to us, could make a takeover more difficult, thereby depressing the trading price of our Class A common stock.

Certain provisions of our articles of incorporation and bylaws, and corporate and federal banking laws, could delay, defer, or prevent a third party from acquiring control of our organization or conduct a proxy contest, even if those events were perceived by many of our shareholders as beneficial to their interests. These provisions and the corporate and banking laws and regulations applicable to us:

•	enable our Board of Directors to issue additional shares of authorized, but unissued capital stock;
•	enable our Board of Directors to issue “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the board;
•	enable our Board of Directors to increase the size of the board and fill the vacancies created by the increase;
•	enable our Board of Directors to serve for three-year terms;
•	may prohibit large shareholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time;
•	provide for a plurality voting standard in the election of directors;
•	do not provide for cumulative voting in the election of directors;
•	enable our Board of Directors to amend our bylaws without shareholder approval;
•	do not allow for the removal of directors without cause;
•	limit the right of shareholders to call a special meeting;
•	require advance notice for director nominations and other shareholder proposals; and
•	require prior regulatory application and approval of any transaction involving control of our organization.

These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including when our shareholders might otherwise receive a premium over the market price of our shares.

Our securities are not deposits insured by the FDIC and are subject to risk of loss.

Our securities are not deposit accounts and are not insured the FDIC or any other government agency and are subject to investment risk, including the possible loss of principal.

The return on investment in our common stock is uncertain.

An investor in our Class A common stock may not realize a substantial return on his or her investment or may not realize any return at all. Further, as a result of the uncertainty and risks associated with our operations, many of which are described in this “Risk Factors” section, it is possible that an investor could lose his or her entire investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our main office is located at 2800 Post Oak Boulevard, Suite 3800, Houston, Texas 77056. In addition to our main office, which is leased, as of December 31, 2018, we operate from 66 branch offices located in Texas, Alabama, Florida, Mississippi and Tennessee, of which 28 are leased, 50 are in free standing facilities, 44 provide for drive-up access, and most are equipped with ATMs. Additionally, throughout our footprint, we operate two operations centers (one leased, one owned), leased trust offices, insurance offices, leased mortgage offices, leased Linscomb and Williams offices, and leased lending offices; with most of these located within our branch offices.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Common Stock Market Prices

Our Class A common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “CADE” since April 13, 2017. The NYSE is the principal U.S market where our Class A common stock is traded.

Dividend Policy

On January 22, 2019, our Board of Directors declared a quarterly dividend of $0.175 per share of outstanding Class A common stock, payable on March 15, 2019 to shareholders of record on the close of business on March 1, 2019.

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

Because we are a financial holding company and do not engage directly in business activities of a material nature, our ability to pay dividends to our stockholders depends, in large part, upon our receipt of dividends from the Bank, which is also subject to numerous limitations on the payment of dividends under federal banking laws, regulations and policies. See “Supervision and Regulation—Bank Regulation—Standards for Safety and Soundness.”

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item is incorporated herein by reference to the information under the caption ”Equity Compensation Plan Information” in our Proxy Statement for the 2019 Annual Meeting of Shareholders (“2019 Proxy Statement”).

Issuer Purchases of Equity Securities

In October 2018, the Company’s Board of Directors authorized a share repurchase program in an amount of up to $50 million as part of the Company’s overall capital management strategies. On December 21, 2018, the Board approved an amendment to the repurchase program providing for the purchase of up to 4,310,000 shares not to exceed an aggregate purchase of $81 million, subject to receipt of required regulatory approvals. As of December 31, 2018, the Company had repurchased approximately 1.1 million shares of common stock at a cost of $22.0 million.

The following table presents information related to issuer purchases of equity securities during the fourth quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Be Purchased Under Publicly Announced Plans or Programs
October 21-31, 2018	—	—	—	$50,000,000
November 1-30, 2018	—	—	—	$50,000,000
December 1-31, 2018	1,127,933	$19.53	1,127,933	$58,991,190

Performance Graph

The performance graph below compares the cumulative total shareholder return on Cadence Bancorporation Class A common stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the Standard and Poor’s 500 Bank Index, measured at the last trading day of each period shown. The graph assumes an investment of $100 on April 13, 2017 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

Index	April 13, 2017	June 30, 2017	December 31, 2017	June 30, 2018	December 31, 2018
Cadence Bancorporation	100.00	101.53	125.85	135.15	79.55
S&P 500 Index	100.00	104.50	116.43	119.52	111.33
KBW NASDAQ Regional Banking Index	100.00	106.62	112.10	116.32	92.48

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data for the periods presented. The selected historical financial data as of and for each of the years in the period ended December 31, 2018 have been derived from our audited consolidated financial statements. The historical consolidated financial information presented below contains financial measures that are not presented in accordance with generally accepted accounting principles (“GAAP”) in effect in the United States and which have not been audited. See “Non-GAAP Financial Measures.”

You should read the following information, together with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report.

	As of and for the Year Ended December 31,
(In thousands, except share and per share data)	2018	2017	2016	2015	2014
Statement of Income Data:
Net income	$166,261	$102,353	$65,774	$39,256	$44,833
Net interest income	387,741	326,216	279,439	247,778	255,088
Noninterest income - service fees and revenue	87,008	90,052	81,976	79,437	71,743
Noninterest expense	258,301	233,356	220,180	232,332	245,147
Provision for credit losses	12,700	9,735	49,348	35,984	14,118
Efficiency ratio (1)	53.55%	54.77%	59.86%	70.90%	74.25%
Adjusted efficiency ratio (1)	49.56	54.12	60.41	70.20	72.65
Per Share Data:
Earnings
Basic	$1.99	$1.26	$0.88	$0.52	$0.55
Diluted	1.97	1.25	0.87	0.52	0.55
Book value per common share	17.43	16.25	14.41	14.06	13.52
Tangible book value (1)	13.62	12.33	9.97	9.53	8.89
Weighted average common shares outstanding
Basic	83,562,109	81,072,945	75,000,000	75,000,000	75,000,000
Diluted	84,375,289	81,605,015	75,294,600	75,116,100	75,000,000
Cash dividends declared	$0.55	$—	$—	$—	$—
Dividend payout ratio	27.64%	—%	—%	—%	—%
Performance Ratios:
Return on average common equity	12.07%	8.16%	6.01%	3.78%	4.15%
Return on average tangible common equity (1)	15.73	11.08	8.68	5.65	6.45
Return on average assets	1.45	1.02	0.71	0.47	0.64
Net interest margin	3.61	3.57	3.30	3.29	4.06
Period-End Balance Sheet Data:
Investment securities, available-for-sale	$1,187,252	$1,257,063	$1,133,780	$720,810	$522,397
Total loans, net of unearned income	10,053,923	8,253,427	7,432,711	6,916,520	6,192,793
Allowance for credit losses ("ACL")	94,378	87,576	82,268	79,783	53,520
Total assets	12,730,285	10,948,926	9,530,888	8,811,511	7,944,804
Total deposits	10,708,689	9,011,515	8,016,749	6,987,351	6,579,889
Total shareholders’ equity	1,438,274	1,359,056	1,080,498	1,054,208	1,014,337
Asset Quality Ratios:
Total nonperforming assets ("NPAs") to total loans and OREO and other NPAs	0.82%	0.85%	2.22%	1.48%	1.15%
Total ACL to total loans	0.94	1.06	1.11	1.15	0.86
ACL to total nonperforming loans ("NPLs")	127.12	183.62	63.80	114.25	219.64
Net charge-offs to average loans	0.06	0.06	0.65	0.15	0.09
Capital Ratios:
Total shareholders’ equity to assets	11.3%	12.4%	11.3%	12.0%	12.8%
Tangible common equity to tangible assets (1)	9.1	9.7	8.1	8.4	8.8
Common equity tier 1 (CET1)	9.8	10.6	8.8	8.7	NA
Tier 1 leverage capital	10.1	10.7	8.9	9.2	9.5
Tier 1 risk-based capital	10.1	10.9	9.2	9.0	9.2
Total risk-based capital	11.8	12.8	11.2	11.1	10.7

(1)	Considered a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

NON-GAAP fINANCIAL mEASURES

We identify “efficiency ratio,” “adjusted efficiency ratio”, “adjusted noninterest expense,” “adjusted noninterest income,” “adjusted operating revenue,” “tangible common equity,” “tangible common equity ratio,” “return on average tangible common equity,” “adjusted return on average tangible common equity,” “tangible book value per share,” “adjusted return on average assets,” “adjusted net income,” “adjusted net income allocated to common stock,” “adjusted net income available to common shareholders,” “adjusted diluted earnings per share” and “adjusted pre-tax pre-provision net earnings” as “non-GAAP financial measures.” In accordance with the SEC’s rules, we identify certain financial measures as non-GAAP financial measures if such financial measures exclude or include amounts in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles (“GAAP”) in effect in the United States in our statements of income, balance sheet or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures, ratios or statistical measures calculated using exclusively financial measures calculated in accordance with GAAP

The non-GAAP financial measures that we discuss herein should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate these non-GAAP financial measures may differ from that of other companies reporting measures with similar names, and, therefore, may not be comparable to our non-GAAP financial measures.

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

Adjusted net income available to common shareholders is defined as net income available to common shareholders plus total non-routine items.  We believe the most directly comparable GAAP financial measure is net income available to common shareholders.

Adjusted diluted earnings per share is defined as adjusted net income allocated to common stock divided by diluted weighted average common shares outstanding. We believe the most directly comparable GAAP financial measure is diluted earnings per share.

Adjusted Pre-tax, pre-provision net earnings is defined as income before taxes, provision for credit losses and non-routine items. We believe the most directly comparable GAAP financial measure is income before taxes.

The following table is a reconciliation of our Non-GAAP measures to the most directly comparable GAAP financial measure:

	As of and for the Year Ended December 31,
(In thousands, except share and per share data)	2018	2017	2016	2015	2014
Efficiency ratio
Noninterest expenses (numerator)	$258,301	$233,356	$220,180	$232,332	$245,147
Net interest income	$387,741	$326,216	$279,439	$247,778	$255,088
Noninterest income	94,638	99,874	88,403	79,903	75,070
Operating revenue (denominator)	$482,379	$426,090	$367,842	$327,681	$330,158
Efficiency ratio	53.55%	54.77%	59.86%	70.90%	74.25%
Adjusted efficiency ratio
Noninterest expenses	$258,301	$233,356	$220,180	$232,332	$245,147
Less: Merger related expenses	2,983	—	—	—	—
Less: Secondary offerings expenses	4,552	1,302	—	—	—
Less: Specially designated bonuses	9,795	—	—	—	—
Less: Other non-routine expenses(1)	3,423	1,964	238	2,074	5,222
Adjusted noninterest expenses (numerator)	$237,548	$230,090	$219,942	$230,258	$239,925
Net interest income	$387,741	$326,216	$279,439	$247,778	$255,088
Noninterest income	94,638	99,874	88,403	79,903	75,070
Less: Losses on sale of branches	—	—	—	(1,501)	(763)
Less: Gain on sale of insurance assets	4,871	1,093	—	—	—
Less: Securities (losses) gains, net	(1,853)	(146)	3,736	1,171	659
Adjusted noninterest income	91,620	98,927	84,667	80,233	75,174
Adjusted operating revenue (denominator)	$479,361	$425,143	$364,106	$328,011	$330,262
Adjusted efficiency ratio	49.56%	54.12%	60.41%	70.20%	72.65%
Tangible common equity ratio
Shareholders’ equity	$1,438,274	$1,359,056	$1,080,498	$1,054,208	$1,014,337
Less: Goodwill and other intangible assets, net	(314,400)	(328,040)	(332,691)	(339,223)	(347,651)
Tangible common shareholders’ equity	1,123,874	1,031,016	747,807	714,985	666,686
Total assets	12,730,285	10,948,926	9,530,888	8,811,511	7,944,804
Less: Goodwill and other intangible assets, net	(314,400)	(328,040)	(332,691)	(339,223)	(347,651)
Tangible assets	$12,415,885	$10,620,886	$9,198,197	$8,472,288	$7,597,153
Tangible common equity ratio	9.05%	9.71%	8.13%	8.44%	8.78%
Tangible book value per share
Shareholders’ equity	$1,438,274	$1,359,056	$1,080,498	$1,054,208	$1,014,337
Less: Goodwill and other intangible assets, net	(314,400)	(328,040)	(332,691)	(339,223)	(347,651)
Tangible common shareholders’ equity	$1,123,874	$1,031,016	$747,807	$714,985	$666,686
Common shares outstanding	82,497,009	83,625,000	75,000,000	75,000,000	75,000,000
Tangible book value per share	$13.62	$12.33	$9.97	$9.53	$8.89

(1)

Other non-routine expenses for 2018 included expenses related to the sale of the assets of our insurance company and legal costs associated with litigation related to a pre-acquisition matter of a legacy acquired bank that has been resolved. 2017 non-routine expenses represent additional expenses for the aforementioned legal matter.  2016, 2015 and 2014 non-routine expenses represent amounts related to branch closures.

	As of and for the Year Ended December 31,
(In thousands, except share and per share data)	2018	2017	2016	2015	2014
Return on average tangible common equity
Average common equity	$1,377,471	$1,253,861	$1,093,604	$1,038,680	$991,525
Less: Average intangible assets	(320,232)	(330,411)	(336,054)	(343,566)	(353,014)
Average tangible common shareholders’ equity	$1,057,239	$923,450	$757,550	$695,114	$638,511
Net income available to common shareholders	$166,261	$102,353	$65,774	$39,256	$41,190
Return on average tangible common equity	15.73%	11.08%	8.68%	5.65%	6.45%
Adjusted return on average tangible common equity
Average tangible common shareholders’ equity	$1,057,239	$923,450	$757,550	$695,114	$638,511
Net income available to common shareholders	$166,261	$102,353	$65,774	$39,256	$41,190
Non-routine items:
Plus: Merger related expenses	2,983	—	—	—	—
Plus: Secondary offerings expenses	4,552	1,302	—	—	—
Plus: Specially designated bonuses	9,795	—	—	—
Plus: Other non-routine expenses(1)	3,423	1,964	238	2,074	5,222
Less: Losses on sale of branches	—	—	—	(1,501)	(763)
Less: Gain on sale of insurance assets	4,871	1,093	—	—	—
Less: Securities gains (losses), net	(1,853)	(146)	3,736	1,171	659
Tax expense:
Plus: One-time tax charge related to Tax Reform	—	19,022	—	—	—
Less: Benefit of legacy loan bad debt deduction for tax	5,991	—	—	—	—
Less: Income tax effect of tax deductible non-routine items	3,157	376	(1,294)	889	1,991
Total non-routine items, after tax	8,587	20,965	(2,204)	1,515	3,335
Adjusted net income available to common shareholders	$174,848	$123,318	$63,570	$40,771	$44,525
Adjusted return on average tangible common equity	16.54%	13.35%	8.39%	5.87%	6.97%
Adjusted return on average assets
Average assets	$11,498,013	$10,020,036	$9,271,629	$8,274,900	$7,047,191
Net income	166,261	102,353	65,774	39,256	44,833
Return on average assets	1.45%	1.02%	0.71%	0.47%	0.64%
Net income	166,261	102,353	65,774	39,256	44,833
Total non-routine items, after tax	8,587	20,965	(2,204)	1,515	3,335
Adjusted net income	$174,848	$123,318	$63,570	$40,771	$48,168
Adjusted return on average assets	1.52%	1.23%	0.69%	0.49%	0.68%
Adjusted diluted earnings per share
Diluted weighted average common shares outstanding	84,375,289	81,605,015	75,294,600	75,116,100	75,000,000
Net income allocated to common stock	$166,064	$102,353	$65,774	$39,256	$41,190
Total non-routine items, after tax	8,587	20,965	(2,204)	1,515	3,335
Adjusted net income allocated to common stock	$174,651	$123,318	$63,570	$40,771	$44,525
Adjusted diluted earnings per share	$2.07	$1.51	$0.84	$0.54	$0.59
Adjusted pre-tax, pre-provision net earnings
Income before taxes	$211,378	$182,999	$98,314	$59,365	$70,893
Plus: Provision for credit losses	12,700	9,735	49,348	35,984	14,118
Plus: Total non-routine items before taxes	17,735	2,319	(3,498)	2,404	5,326
Adjusted pre-tax, pre-provision net earnings	$241,813	$195,053	$144,164	$97,753	$90,337

(1)

Other non-routine expenses for 2018 included expenses related to the sale of the assets of our insurance company and legal costs associated with litigation related to a pre-acquisition matter of a legacy acquired bank that has been resolved. 2017 non-routine expenses represent additional expenses for the aforementioned legal matter.  2016, 2015 and 2014 non-routine expenses represent amounts related to branch closures.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic market areas;
•	economic, market, operational, liquidity, credit and interest rate risks associated with our business;
•	deteriorating asset quality and higher loan charge-offs;
•	the laws and regulations applicable to our business;
•	our ability to achieve organic loan and deposit growth and the composition of such growth;
•	increased competition in the financial services industry, nationally, regionally or locally;
•	our ability to maintain our historical earnings trends;
•	our ability to raise additional capital to implement our business plan;
•	material weaknesses in our internal control over financial reporting;
•	systems failures or interruptions involving our information technology and telecommunications systems or third-party servicers;
•	the composition of our management team and our ability to attract and retain key personnel;
•	our ability to monitor our lending relationships;
•	the composition of our loan portfolio, including the identity of our borrowers and the concentration of loans in energy-related industries and in our specialized industries;
•	the portion of our loan portfolio that is comprised of participations and shared national credits;
•	the amount of nonperforming and classified assets we hold;
•	time and effort necessary to resolve nonperforming assets;

•	our ability to identify potential candidates for, consummate, and achieve synergies resulting from, potential future acquisitions;
•	difficulties and delays in integrating our businesses and State Bank or fully realizing cost savings and other benefits;
•	our potential exposure to unknown or contingent liabilities of State Bank;
•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;
•	environmental liability associated with our lending activities;
•	the geographic concentration of our markets in Texas and the southeast United States;
•	the commencement and outcome of litigation and other legal proceedings against us or to which we may become subject;
•

changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act, which we refer to as the Dodd-Frank Act, and other changes pertaining to banking, securities, taxation, rent regulation and housing, financial accounting and reporting, environmental protection, and insurance, and the ability to comply with such changes in a timely manner;

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve Board
•	requirements to remediate adverse examination findings;
•	changes in the scope and cost of FDIC deposit insurance premiums;
•	implementation of regulatory initiatives regarding bank capital requirements that may require heightened capital;
•	the obligations associated with being a public company;
•	the fact that we are no longer an “emerging growth company’ and the reduced disclosure requirements applicable to emerging growth companies no longer apply to us;
•	changes in accounting principles, policies, practices, or guidelines;
•	our success at managing the risks involved in the foregoing items;
•	our modeling estimates related to an increased interest rate environment;
•	natural disasters, war, or terrorist activities; and
•	other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services.

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

Overview

Cadence Bancorporation is a financial holding company and a Delaware corporation headquartered in Houston, Texas, and is the parent company of Cadence Bank National Association. With $12.7 billion in assets, $10.1 billion in total loans (net of unearned discounts and fees), $10.7 billion in deposits and $1.4 billion in shareholders’ equity as of December 31, 2018, we operate a network of 66 branch locations across Texas, Alabama, Florida, Mississippi and Tennessee. We focus on middle-market commercial lending, complemented by retail banking and wealth management services, and provide a broad range of banking services to businesses, high net worth individuals and business owners.

On January 1, 2019, we completed our merger with State Bank Financial Corporation (”State Bank”), the holding company for State Bank and Trust Company. Under the terms of the merger agreement, each share of State Bank common stock was converted into 1.271 shares of our Class A common stock. Total consideration paid was approximately $826 million consisting solely of our Class A common stock. With the acquisition of State Bank, we acquired 32 branches in Georgia. At December 31, 2018, State Bank had $4.9 billion of assets, $3.4 billion of gross loans, $4.1 billion in deposits, and $0.7 billion in shareholders’ equity as reported in their regulatory filings.

We operate Cadence Bancorporation through three operating segments: Banking, Financial Services and Corporate. Our Banking Segment, which represented approximately 90% of our total revenues for the three years in the period ended December 31, 2018, consists of our Commercial Banking, Retail Banking and Private Banking lines of business. Our Commercial Banking activities focus on commercial and industrial (“C&I”), community banking, business banking and commercial real estate lending and treasury management services to clients in our geographic footprint in Texas and the southeast United States. Within our Commercial Banking line of business, we focus on select industries, which we refer to as our “specialized industries,” in which we believe we have specialized experience and service capabilities. These industries include franchise restaurant, healthcare and technology. Energy lending is also an important part of our business as energy production and energy related industries are meaningful contributors to the economy in our primary markets. In our Retail Banking business line, we offer a broad range of banking services through our branch network to serve the needs of consumers and small businesses. In our Private Banking business line, we offer banking services, such as deposit services and residential mortgage lending, to affluent clients and business owners. Our Financial Services Segment includes our Trust, Retail Brokerage, Investment Services and Insurance businesses. These businesses offer products independently to their own customers as well as to Banking Segment clients. Investment Services operates through the “Linscomb & Williams” name and Insurance operated though the “Cadence Insurance” name until its sale in 2018. The products offered by the businesses in our Financial Services Segment primarily generate non-banking service fee income. Our Corporate Segment reflects parent-only activities, including debt and capital raising, and intercompany eliminations.

We are focused on organic growth and expanding our position in our markets. We believe that our franchise is positioned for continued growth as a result of prudent lending in our markets through experienced relationship managers and a client-centered, relationship-driven banking model, and our focus and capabilities in serving specialized industries. We believe our continued growth is supported by (i) our attractive geographic footprint, (ii) the stable and cost-efficient deposit funding provided by our acquired franchises (each of which was a long-standing institution with an established customer network), (iii) our veteran board of directors and management team, (iv) our capital position and (v) our credit quality and risk management processes.

Key Factors Affecting Our Business and Financial Statements

We believe our business and results of operations will be impacted in the future by various trends and conditions, including the following:

Interest rates: Based on our asset sensitivity and with interest rates increasing over the past few years, our interest income has increased incrementally more than interest expense required to maintain and grow our deposits and funding sources.  While historical trends in rising and falling rate environments can be used as a potential indicator for the necessity and pace of deposit repricing, deposit repricing may vary from historical trends and result in unexpected speeds than would have been experienced historically.

Banking laws and regulations: The banking industry continues to experience intense regulatory focus, and continual revision of rules and regulations. We anticipate that this environment of heightened scrutiny will continue for the industry and for Cadence Bank specifically, since we exceeded $10.0 billion in assets during the quarter ended September 30, 2017, which is included in the “mid-sized” bank category for supervision purposes. Above $10.0 billion in assets, Cadence Bank is subject to additional regulations, including regulation by the CFPB and being subject to the Durbin Amendments.

Asset quality: As our originated loan portfolio has grown and seasoned, our asset quality indicators have matured and normalized, including some negative trending within certain segments of our portfolio. We believe our underwriting practices are prudent and we strive to maintain long-term credit quality metrics that are favorable to peers.

Cost efficiency: Since 2011, we have invested significantly in our infrastructure, including our management, lending teams, systems and integration. As a result, our ratio of expenses to revenue was historically greater than that experienced by many of our peer financial institutions. While we anticipate ongoing investment in our business, the pace of normalized expense growth has increased at a slower rate than our revenue growth, which resulted in a meaningful declining trend in our efficiency ratio (as defined in “Non-GAAP Financial Measures”) since 2013. Given costs associated with the company’s growth trends and ongoing technology spend, , this declining ratio trend may be slowed or not continue over a longer term.

Competition: The industry and businesses in which we operate are highly competitive, and as the economy continues to show strength, we anticipate that competition will continue to remain robust and potentially increase. We may see increased competition in different areas including market rates, underwriting, products and structure. While we seek to maintain an appropriate risk-adjusted spread on our business, we anticipate that we may experience continued pressure on our net interest margins as we operate in this competitive environment.

Acquired loan accretion and costs: As a result of our acquisitions, we have recognized accretion in our interest income as a result of the accretable difference on our acquired credit-impaired (“ACI”) loan portfolio. Total scheduled accretion reflected in interest income was approximately $20 million, $23 million and $31 million for the years ended December 31, 2018, 2017 and 2016, respectively. As these acquired portfolios are reduced through payoffs, paydowns, foreclosures or charge-offs, the scheduled accretion declines. (In addition to scheduled accretion, a portion of our accretion recognized in a period represents recovery income from higher cash flows received than were expected on non-pooled loans, or received sooner than expected. These cash flows vary and are difficult to estimate.) Accordingly, we expect the proportion of our revenues attributable to scheduled accretion to continue to decline as the related assets are reduced and for the recovery income to trend downward. Conversely, we expect the proportion of our revenues attributable to our organically originated portfolio will continue to increase, although this will be impacted by the merger with State Bank adding to our acquired loan portfolios. Total reversal of credit loss provision related to the acquired loan portfolios (both ACI and ANCI) was $(1.4) million, $(1.8) million and $(3.5) million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Summary of Results of Operations

Net income for 2018 totaled $166.3 million, a $63.9 million, or 62.4%, increase compared to $102.4 million for 2017. The primary drivers of the net increase included a $61.5 million increase in net interest income and a $35.5 million decrease in income taxes. The resulting earnings per diluted common share for 2018 was $1.97 compared to $1.25 for 2017.

The years 2018 and 2017 included non-routine revenues and expenses, primarily consisting of secondary offering expenses, merger related expenses, gain and expenses related to the sale of the assets of our insurance company, securities losses, impact of tax reform, and other items. These non-routine revenues and expenses resulted in adjusted net income(1) of $174.8 million for 2018, and adjusted net income of $123.3 million for 2017. Adjusted diluted earnings per share(1) was $2.07 for 2018, and $1.51 for 2017.

Annualized returns on average assets, common equity and tangible common equity(1) for 2018 were 1.45%, 12.07%, and 15.73%, respectively, compared to 1.02%, 8.16%, and 11.08%(1), respectively, for 2017. Adjusted annualized returns(1) on average assets, common equity, and tangible common equity for 2018 were 1.52%, 12.69%, and 16.54%, respectively, and exclude the impact of the non-routine items noted above.

Net interest income was $387.7 million for 2018, a $61.5 million, or 18.9%, increase compared to 2017. Our net interest spread decreased to 3.17% for 2018 compared to 3.27% for 2017, and the net interest margin increased 4 basis points to 3.61% from 3.57%. The increases in net interest margin are primarily a result of strong growth in our earning assets combined with our asset sensitive balance sheet, partially offset by timing of recovery accretion income.

Provision for credit losses increased $3.0 million, or 30.5%, to $12.7 million in 2018, compared to $9.7 million in 2017.  (See “—Provision for Credit Losses” and “—Asset Quality”). The increase resulted primarily from robust loan growth in 2018. Annualized net charge-offs were 0.06% of average loans during 2018 and 2017.

Service fees and revenue were $87.0 million in 2018, a decrease of $3.0 million, or 3.4%, from 2017. The decrease resulted from the decrease in insurance revenue after the sale of the assets of the insurance company in the second quarter of 2018 along with a decrease of $1.4 million or 36.4% in mortgage banking income due to fewer mortgages sold in the secondary market. These decreases were partially offset by increases in credit related fees and other service fees related to overall banking expansion.

Noninterest expense for 2018 increased $24.9 million, 10.7%, to $258.3 million compared to $233.4 million during 2017. Included in 2018 were higher salary and benefits expenses driven by business growth and related incentives, partially offset by lower intangible asset amortization and net costs of operation of other real estate owned. Noninterest expense in 2018 also included $20.8 million in non-routine expenses including a specially designated bonus of $9.8 million, secondary offering expenses of $4.6 million, legal costs of $2.3 million related to a legacy bank litigation settlement, $1.1 million in expenses related to the sale of the assets of our insurance company and $3.0 million in merger related expenses. Non-routine expenses in 2017 included $19.0 million in a tax charge due to tax reform, $2.0 million in legal costs related to the aforementioned legal matter, and $1.3 million in secondary offering expenses.

Our efficiency ratio(1) was 53.55% for 2018, an improvement over the 54.77% efficiency ratio for 2017. Our adjusted efficiency ratio(1) was 49.56% for 2018, an improvement over the 54.12% efficiency ratio for 2017. Adjusted efficiency ratios excluded the impact of the non-routine items.

_______

(1)	Considered a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measure.

Summary of Financial Condition

Our total loans, net of unearned income, increased $1.8 billion, or 21.8%, from December 31, 2017 to $10.1 billion at December 31, 2018, which was driven by originated loan growth of $1.7 billion and approximately $214 million in acquired mortgage loans as a complement to our CRA lending. Our organic loan growth reflects increases in general C&I, commercial real estate, residential portfolios and small business lending.

From an asset quality perspective, total nonperforming assets (“NPAs”) as a percent of total loans, OREO and other NPAs remained relatively stable ending the year at 0.82% compared to 0.85% as of December 31, 2017. NPAs totaled $82.4 million and $70.7 million as of December 31, 2018 and 2017, respectively. Our allowance for credit losses increased $6.8 million, or 7.8%, from $87.6 million at December 31, 2017 to $94.4 million at December 31, 2018, and represented approximately 1.0% of total loans at December 31, 2018 and 2017.

Total deposits increased $1.70 billion, or 18.8%, to $10.71 billion, at December 31, 2018, from $9.01 billion at December 31, 2017.  Over the same period, noninterest-bearing deposits increased $211.3 million, or 9.4%, and comprised 22.9% and 24.9% of total deposits at December 31, 2018 and 2017, respectively. Interest-bearing deposits increased $1.49 billion, or 22.0%, and comprised 77.1% and 75.1% of total deposits at December 31, 2018 and 2017, respectively.  There was an increase in brokered deposits of $240.7 million from December 31, 2017.

Our Tier 1 leverage ratio decreased 60 basis points, total risk-based capital ratio decreased 100 basis points and Tier 1 risk-based capital ratio decreased 80 basis points from December 31, 2017. We met all capital adequacy requirements and both Cadence and the Bank continued to exceed the requirements to be considered well-capitalized under regulatory guidelines as of December 31, 2018.

Business Segments

Overview

We operate Cadence Bancorporation through three operating segments: Banking, Financial Services and Corporate.

Our Banking Segment includes our Commercial Banking, Retail Banking and Private Banking lines of business. Our Commercial Banking line of business includes a general business services component primarily focusing on commercial and industrial (“C&I”), community banking, business banking and commercial real estate lending and treasury management services to clients in our geographic footprint in Texas and the southeast United States. In addition, our Commercial Banking line of business includes within C&I a separate component that focuses on select industries (which we refer to as our “specialized industries”) in which we believe we have specialized experience and service capabilities, including restaurant industry, healthcare and technology. We serve clients in these specialized industries both within our geographic footprint and throughout the United States as a result of the national orientation of many of these businesses. Energy lending is also an important part of our business as energy production and energy related industries are meaningful contributors to the economy in certain of our primary markets. Our Retail Banking line of business offers a broad range of retail banking services including mortgage services through our branch network to serve the needs of consumer and small businesses in our geographic footprint. Our Private Banking line of business offers banking services and loan products tailored to the needs of our high-net worth clients in our geographic footprint.

Our Financial Services Segment includes our Trust, Retail Brokerage, Investment Services and Insurance businesses; however, we sold the assets of our insurance subsidiary during 2018. These businesses offer products independently to their own customers as well as to Banking Segment clients. Investment Services operates through the “Linscomb & Williams” name and Insurance operated though the “Cadence Insurance” name. The products offered by the businesses in our Financial Services Segment primarily generate non-banking service fee income. Our Corporate Segment reflects parent-only activities, including debt and capital raising, and intercompany eliminations.

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

The following table presents the operating results of our segments for the periods presented:

	For the Year Ended December 31, 2018
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$407,674	$(2,307)	$(17,626)	$387,741
Provision for credit losses	12,700	—	—	12,700
Noninterest income	47,316	46,805	517	94,638
Noninterest expense	215,574	35,679	7,048	258,301
Income tax expense (benefit)	52,464	3,979	(11,326)	45,117
Net income (loss)	$174,252	$4,840	$(12,831)	$166,261

	For the Year Ended December 31, 2017
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$344,987	$(1,347)	$(17,424)	$326,216
Provision for credit losses	9,735	—	—	9,735
Noninterest income	51,286	47,956	632	99,874
Noninterest expense	194,212	36,178	2,966	233,356
Income tax expense (benefit)	88,417	2,000	(9,771)	80,646
Net income (loss)	$103,909	$8,431	$(9,987)	$102,353

	For the Year Ended December 31, 2016
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$297,701	$(201)	$(18,061)	$279,439
Provision for credit losses	49,348	—	—	49,348
Noninterest income	45,499	42,727	177	88,403
Noninterest expense	186,874	32,334	972	220,180
Income tax expense (benefit)	37,442	3,567	(8,469)	32,540
Net income (loss)	$69,536	$6,625	$(10,387)	$65,774

Banking Segment

Our Banking Segment is our largest business segment and generates the majority of our net income. Net income for the Banking Segment was $174.3 million, $103.9 million and $69.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Banking Segment’s net income for 2017 includes a one-time tax charge (the “one-time tax charge”) of $20.0 million related to the Tax Cut and Jobs Act (‘Tax Reform”) enacted on December 22, 2017. For additional discussion, please see “—Income Tax Expense.”

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

Financial Services Segment

Our Financial Services Segment primarily generates non-banking fee revenue from trust services, insurance, investment and retail brokerage services. Net income for the Financial Services Segment was $4.8 million, $8.4 million and $6.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. The decline in net income from 2017 to 2018 is related to the sale of the assets of our insurance subsidiary. For additional discussion, please see “—Noninterest income” and “—Noninterest expense.” The Financial Services Segment’s net income for 2017 includes a one-time tax credit of $0.4 million related to Tax Reform.

Corporate Segment

The loss in our Corporate Segment is primarily driven by the interest expense on our corporate senior and subordinated debt. Net loss for the Corporate Segment was $(12.8) million, $(10.0) million and $(10.4) million for the years ended December 31, 2018, 2017 and 2016, respectively. For additional discussion, please refer to “—Net interest income” and “—Borrowing.” The Corporate Segment’s net income for 2017 includes a one-time tax credit of $0.6 million related Tax Reform.

Results of Operations

Earnings

Our net income for 2018 totaled $166.3 million compared to $102.4 million and $65.8 million for 2017 and 2016, respectively.

•	Excluding non-routine items, adjusted net income(2) was $174.8 million for 2018, up $51.5 million or 41.8% from $123.3 million for 2017.
•

Net income was $1.97 per diluted share for 2018, an increase of $0.72 per share or 57.6% as compared to $1.25 per share in the prior year.  Adjusted diluted earnings per share(2) for 2018 was $2.07 per share, an increase of $0.56 per share or 37.1% as compared to $1.51 per share in the prior year.

•

Returns on average assets, common equity and tangible common equity(2) for 2018 were 1.45%, 12.07% and 15.73%, respectively, as compared to 1.02%, 8.16% and 11.08%, respectively, for the prior year.  Excluding total non-routine items, returns on average assets and average tangible common equity(2) were 1.52%(2) and 16.54%(2), respectively, for 2018.

The following table presents key earnings data for the periods indicated:

Table 1 – Key Earnings Data

	For the Years Ended December 31,
(In thousands, except per share data)	2018	2017	2016
Net income	$166,261	$102,353	$65,774
Net income per common share
- basic	1.99	1.26	0.88
- diluted(1)	1.97	1.25	0.87
Dividends declared per share	0.55	—	—
Dividend payout ratio	27.64%	—%	—%
Net interest margin	3.61	3.57	3.30
Net interest spread	3.17	3.27	3.08
Return on average assets	1.45	1.02	0.71
Return on average equity	12.07	8.16	6.01
Return on average tangible common equity(2)	15.73	11.08	8.68

(1)	Includes common stock equivalents (“CSE”) of 813,180, 532,070 and 294,600 for 2018, 2017, and 2016, respectively.
(2)	Considered a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

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

Interest earned on our loan portfolio is the largest component of our interest income. Our originated and acquired non-credit impaired loans (“ANCI”) portfolios are presented at the principal amount outstanding net of deferred origination fees and unamortized discounts and premiums. Interest income is recognized based on the principal balance outstanding and the stated rate of the loan. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan. ANCI loans acquired through our acquisitions were initially recorded at fair value. Discounts or premiums created when the loans were recorded at their estimated fair values at acquisition are being accreted over the remaining term of the loan as an adjustment to the related loan’s yield.

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

The following table summarizes the amount of interest income related to our ACI portfolio for the periods presented:

Table 2 – ACI Interest Income

	For the Year Ended December 31,
(In thousands)	2018	2017	2016
Scheduled accretion for the period	$19,813	$23,303	$30,870
Recovery income for the period	2,247	8,148	5,699
Total interest realized on the ACI portfolio	$22,060	$31,451	$36,569
Yield on ACI Portfolio
Scheduled accretion for the period	8.47%	8.02%	8.23%
Recovery income for the period	0.96	2.80	1.52
Total yield on the ACI portfolio	9.44%	10.82%	9.75%

As of December 31, 2018, the weighted average contractual interest rate on the remaining active ACI portfolio loans was approximately 5.06%.

The following table is a rollforward of the accretable difference on our ACI portfolio for the periods indicated:

Table 3 – Accretable Difference Rollforward

	For the Year Ended December 31,
(In thousands)	2018	2017	2016
Balance at beginning of period	$78,422	$98,728	$122,791
Decreases from accretion, maturities/payoffs, foreclosures and charge-offs	(27,782)	(34,381)	(43,760)
Reclass from nonaccretable difference	16,765	14,075	19,697
Balance at end of period	$67,405	$78,422	$98,728

Years Ended December 31, 2018 and 2017

Our net interest income, fully-tax equivalent (FTE), for 2018 and 2017 was $390.3 million and $333.4 million, respectively, an increase of $56.9 million. Our net interest margin for 2018 and 2017 was 3.61% and 3.57%, respectively, an increase of 4 basis points. The yield on our total loan portfolio increased 57 basis points to 5.16% for 2018 compared to 4.59% for 2017 due to an increase in the rate and volume of our originated portfolio. The following table sets forth, on a tax equivalent basis, the components of our net interest income with the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for 2018 and 2017:

Table 4 – Rate/Volume Analysis

	Year Ended December 31,
	2018 vs. 2017
	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2018	2017	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated and ANCI loans	$448,084	$327,857	$120,227	$56,509	$63,718
ACI portfolio	22,060	31,451	(9,391)	(3,706)	(5,685)
Interest on securities:
Taxable	23,793	18,089	5,704	1,916	3,788
Tax-exempt (2)	12,078	20,554	(8,476)	(3,276)	(5,201)
Interest on fed funds and short-term investments	6,930	3,336	3,594	1,638	1,956
Interest on other investments	2,258	2,774	(516)	(761)	246
Total interest income	515,203	404,061	111,142	52,320	58,822
Expense from interest-bearing liabilities:
Interest on demand deposits	57,795	27,030	30,765	26,430	4,335
Interest on savings deposits	560	456	104	105	(1)
Interest on time deposits	42,093	22,213	19,880	13,118	6,762
Interest on other borrowings	14,678	11,644	3,034	599	2,436
Interest on subordinated debentures	9,799	9,308	491	440	51
Total interest expense	124,925	70,651	54,274	40,692	13,583
Net interest income	$390,278	$333,410	$56,868	$11,628	$45,239

(1)	The change in interest income due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
(2)	Interest income and yields are presented on a tax equivalent basis using Federal tax rates of 21% and 35% for 2018 and 2017, respectively, on our state, county and municipal investment portfolios.

Our total interest income (FTE) for 2018 totaled $515.2 million compared to $404.1 million in 2017. This increase is primarily the result of an increase in the volume and yield of our originated loans. The yield on our originated loan portfolio reflects an increase in LIBOR and other index rates in our loan portfolio. The lower FTE yield on our tax-exempt securities reflects the lower Federal tax rate of 21% in 2018 compared to 35% in 2017. In addition, the volume of our securities decreased during 2018 compared to 2017 due to the rebalancing of the municipal securities portfolio which occurred in the second quarter of 2018.

The yield on our ACI portfolio fluctuates due to the volume and timing of cash flows received or expected to be received. The yield on our ACI portfolio for the year ended December 31, 2018 was 9.44% compared to 10.82% for the year ended December 31, 2017. During the year ended December 31, 2018, interest income on the ACI portfolio included $2.2 million in  discount and recovery income, compared to $8.1 million for 2017. These amounts were realized on certain individual loans that were settled before expected, or where we received amounts above our estimates. Excluding these amounts, the yield on our ACI loans would have been 8.47% for 2018 compared to 8.02% for 2017. Our total loan yield, excluding this recovery income, would have been 5.13% and 4.49% for 2018 and 2017.

Our interest expense for 2018 and 2017 was $124.9 million and $70.7 million, respectively, an increase of $54.3 million. This increase is primarily related to the impact of higher market rates on our interest-bearing demand accounts and time deposits. Our cost of interest bearing deposits increased to 1.38% for 2018 compared to 0.80% for 2017. Our cost of borrowings increased to 4.33% from 4.25% reflecting an increase in interest rates from the prior period and a higher volume of short-term advances from the Federal Home Loan Bank (“FHLB”).

The following table presents, on a tax equivalent basis, for the years ended December 31, 2018 and 2017, our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis, except for ACI loans, which is a monthly average.

Table 5 – Average Balances, Net Interest Income and Interest Yields/Rates

	Years Ended December 31,
	2018			2017
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)
Originated and ANCI loans	$8,882,806	$448,084	5.04%	$7,535,099	$327,857	4.35%
ACI portfolio	233,796	22,060	9.44	290,664	31,451	10.82
Total loans	9,116,602	470,144	5.16	7,825,763	359,308	4.59
Investment securities
Taxable	888,341	23,793	2.68	747,590	18,089	2.42
Tax-exempt (2)	292,282	12,077	4.13	408,229	20,554	5.03
Total investment securities	1,180,623	35,870	3.04	1,155,819	38,643	3.34
Federal funds sold and short-term investments	465,554	6,930	1.49	313,683	3,336	1.06
Other investments	54,538	2,259	4.14	49,781	2,774	5.57
Total interest-earning assets	10,817,317	515,203	4.76	9,345,046	404,061	4.32
Noninterest-earning assets:
Cash and due from banks	79,560			60,108
Premises and equipment	62,841			65,428
Accrued interest and other assets	629,108			640,075
Allowance for credit losses	(90,813)			(90,621)
Total assets	$11,498,013			$10,020,036
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$4,983,113	57,795	1.16	$4,360,252	27,030	0.62
Savings deposits	181,194	560	0.31	181,500	456	0.25
Time deposits	2,119,543	42,093	1.99	1,679,959	22,213	1.32
Total interest-bearing deposits	7,283,850	100,448	1.38	6,221,711	49,699	0.80
Other borrowings	430,159	14,678	3.41	358,413	11,644	3.25
Subordinated debentures	135,499	9,799	7.23	134,783	9,308	6.91
Total interest-bearing liabilities	7,849,508	124,925	1.59	6,714,907	70,651	1.05
Noninterest-bearing liabilities:
Demand deposits	2,137,953			1,965,070
Accrued interest and other liabilities	133,081			86,198
Total liabilities	10,120,542			8,766,175
Shareholders' equity	1,377,471			1,253,861
Total liabilities and shareholders' equity	$11,498,013			$10,020,036
Net interest income/net interest spread		390,278	3.17%		333,410	3.27%
Net yield on earning assets/net interest margin			3.61%			3.57%
Taxable equivalent adjustment:
Investment securities		(2,537)			(7,194)
Net interest income		$387,741			$326,216

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2)

Interest income and yields are presented on a taxable equivalent basis using Federal tax rates of 21% and 35% for 2018 and 2017, respectively, on our state, county, and municipal investment portfolios.

Years Ended December 31, 2017 and 2016

Our net interest income, fully-tax equivalent (FTE), for 2017 and 2016 was $333.4 million and $284.2 million, respectively, an increase of $49.3 million. Our net interest margin for 2017 and 2016 was 3.57% and 3.30%, respectively, an increase of 27 basis points. The yield on our total loan portfolio increased 34 basis points to 4.59% for 2017 compared to 4.25% for 2016 due to an increase in the rate and volume of our originated portfolio, partially offset by the decline of our higher yielding ACI portfolio. The following table sets forth, on a tax equivalent basis, the components of our net interest income with the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for 2017 and 2016:

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

Our total interest income (FTE) for 2017 totaled $404.1 million compared to $340.0 million in 2016. This increase is primarily the result of an increase in the volume and yield of our originated loans offset by declines in the volume and yield of our ACI portfolio and an increase in the volume and yield of our investment portfolio. The year-over-year increase in yield is primarily a result of our asset sensitive balance sheet and earning asset yields increasing as a result of the recent rising rate environment.

The yield on our ACI portfolio fluctuates due to the volume and timing of cash flows received or expected to be received. The yield on our ACI portfolio for the year ended December 31, 2017 was 10.82% compared to 9.75% for the year ended December 31, 2016. During the year ended December 31, 2017, interest income on the ACI portfolio included $8.1 million in  discount and recovery income, compared to $5.7 million for 2016. These amounts were realized on certain individual loans that were settled before expected, or where we received amounts above our estimates. Excluding these recovery income amounts, the yield on our ACI loans would have been 8.02% for 2017 compared to 8.23% for 2016. Our total loan yield, excluding these amounts, would have been 4.49% and 4.17% for 2017 and 2016.

Our interest expense for 2017 and 2016 was $70.7 million and $55.8 million, respectively, an increase of $14.9 million. This increase is primarily related to higher market rates on our interest bearing demand accounts and time deposits. Our cost of interest bearing deposits increased to 0.80% for 2017 compared to 0.59% for 2016. Our cost of borrowings declined to 4.25% from 4.50% reflecting the repurchase of our senior debt and increases in lower cost FHLB advances.

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

	Years Ended December 31,
	2017			2016
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)
Originated and ANCI loans	$7,535,099	$327,857	4.35%	$6,811,616	$268,984	3.95%
ACI portfolio	290,664	31,451	10.82	375,019	36,569	9.75
Total loans	7,825,763	359,308	4.59	7,186,635	305,553	4.25
Investment securities
Taxable	747,590	18,089	2.42	725,100	15,838	2.18
Tax-exempt (2)	408,229	20,554	5.03	276,217	13,464	4.87
Total investment securities	1,155,819	38,643	3.34	1,001,317	29,302	2.93
Federal funds sold and short-term investments	313,683	3,336	1.06	368,669	2,419	0.66
Other investments	49,781	2,774	5.57	46,364	2,688	5.80
Total interest-earning assets	9,345,046	404,061	4.32	8,602,985	339,962	3.95
Noninterest-earning assets:
Cash and due from banks	60,108			47,569
Premises and equipment	65,428			69,290
Accrued interest and other assets	640,075			642,049
Allowance for credit losses	(90,621)			(90,264)
Total assets	$10,020,036			$9,271,629
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$4,360,252	$27,030	0.62%	$4,122,667	$17,832	0.43%
Savings deposits	181,500	456	0.25	178,397	423	0.24
Time deposits	1,679,959	22,213	1.32	1,665,833	17,191	1.03
Total interest-bearing deposits	6,221,711	49,699	0.80	5,966,897	35,446	0.59
Other borrowings	358,413	11,644	3.25	318,668	11,215	3.52
Subordinated debentures	134,783	9,308	6.91	134,017	9,150	6.83
Total interest-bearing liabilities	6,714,907	70,651	1.05	6,419,582	55,811	0.87
Noninterest-bearing liabilities:
Demand deposits	1,965,070			1,688,405
Accrued interest and other liabilities	86,198			70,038
Total liabilities	8,766,175			8,178,025
Shareholders' equity	1,253,861			1,093,604
Total liabilities and shareholders' equity	$10,020,036			$9,271,629
Net interest income/net interest spread		333,410	3.27%		284,151	3.08%
Net yield on earning assets/net interest margin			3.57%			3.30%
Taxable equivalent adjustment:
Investment securities		(7,194)			(4,712)
Net interest income		$326,216			$279,439

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2)	Interest income and yields are presented on a taxable equivalent basis using a Federal tax rate of 35% on our state, county, and municipal investment portfolios.

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

The provision for credit losses totaled $12.7 million for 2018 compared to $9.7 million and $49.3 million for 2017 and 2016, respectively. The following is a summary of our provision for credit losses for the periods indicated presented by originated, ANCI and ACI portfolios:

Table 7 – Provision for Credit Losses

	Years Ended December 31,
(In thousands)	2018	2017	2016
Originated Loans
Commercial and industrial	$16,306	$5,273	$46,024
Commercial real estate	(1,113)	2,623	2,378
Consumer	(1,062)	3,044	1,772
Small business	(72)	568	2,681
Total originated loans	14,059	11,508	52,855
ANCI Loans
Commercial and industrial	(645)	613	(169)
Commercial real estate	(201)	(139)	(85)
Consumer	458	126	225
Small business	(199)	(199)	(10)
Total ANCI	(587)	401	(39)
ACI Loans
Commercial and industrial	47	(3)	(2,073)
Commercial real estate	(523)	(747)	(904)
Consumer	(296)	(1,424)	(491)
Small business	—	—	—
Total ACI	(772)	(2,174)	(3,468)
Total Loans
Commercial and industrial	15,708	5,883	43,782
Commercial real estate	(1,837)	1,737	1,389
Consumer	(900)	1,746	1,506
Small business	(271)	369	2,671
Total provision for credit losses	$12,700	$9,735	$49,348

Our originated and ANCI loan portfolios are divided into commercial and consumer segments. The commercial allowance estimate is driven by loan level risk ratings. The consumer allowance estimate uses pool level historical loss rates based on certain credit attributes. The primary driver of the originated ACL is the underlying credit quality of the loans, which have seen credit risk migration trends as the portfolio has become more seasoned. We recognized $12.7 million in provision during 2018, which included $14.1 million provision related to the originated portfolio. The $14.1 million in originated loan provision for 2018 is primarily attributable to robust loan growth within the originated portfolios, some credit migration within the General C&I and Restaurant portfolios as these loans have become more seasoned, as well as some changes seen in the qualitative factors related to economic conditions such as oil prices and market volatility.

We recognized $9.7 million in provision during 2017, which included $11.5 million provision related to the originated portfolio. The $11.5 million in originated loan provision for 2017 is primarily attributable to loan growth within the originated Specialty Lending and CRE portfolios, as well as some credit migration within the General C&I and Consumer portfolios as these loans become more seasoned.

We recognized $49.3 million in provision during 2016, which included $52.9 million provision related to the originated portfolio. Of the $52.9 million in originated loan provision for 2016, approximately $29.0 million was attributable to our energy credits which included net charge-offs of two energy credits totaling $31.6 million, partially offset by $2.6 million related to positive energy credit migration in the latter part of 2016. An additional $12.2 million in provision was attributable to a single credit in the healthcare sector, and approximately $11.7 million of provision was related to loan growth and other routine credit migration.

The provision for credit losses (impairment reversal) on our ACI portfolio was $(0.8) million for 2018 compared to $(2.2) million for 2017 and $(3.5) million for 2016. These amounts are primarily related to changes in credit quality and payments received in excess of expected cash flows in the commercial real estate portfolio in 2018, the residential real estate portfolio in 2017 and the C&I portfolio in 2016.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of income generated from the services we provide our customers.

Year Ended December 31, 2018 Compared to December 31, 2017

Noninterest income totaled $94.6 million for 2018 compared to $99.9 million for 2017. This decrease in revenue is attributable to insurance revenue and bankcard fees.

The following table compares noninterest income for 2018 and 2017:

Table 8 – Noninterest Income

	Year Ended December 31,
(In thousands)	2018	2017	% Change
Investment advisory revenue	$21,347	$20,517	4.0%
Trust services revenue	17,760	19,264	(7.8)
Service charges on deposit accounts	15,432	15,272	1.0
Credit related fees	16,124	12,166	32.5
Insurance revenue	2,677	7,378	(63.7)
Bankcard fees	5,951	7,310	(18.6)
Mortgage banking income	2,372	3,731	(36.4)
Other service fees	5,345	4,414	21.1
Total service fees and revenue	87,008	90,052	(3.4)
Securities losses, net	(1,853)	(146)	NM
Other	9,483	9,968	(4.9)
Total other noninterest income	7,630	9,822	(22.3)
Total noninterest income	$94,638	$99,874	(5.2)%

NM—not meaningful.

Investment Advisory Revenue. This revenue is comprised largely of investment management and financial planning revenues generated through our subsidiary L&W. Investment advisory revenue grew 4% during 2018 primarily due to growth in assets under management due to both new customer origination and portfolio/market improvements.

Trust Services Revenue. We earn fees from our customers for trust services. During 2018 these fees declined by 7.8% primarily due to the transfer of certain deposit relationships from trust to treasury management. Additionally, the volatility in the equity markets and estate tax reform have slowed the pace of personal trust growth.

Credit-Related Fees. Our credit-related fees primarily include fees related to credit advisory services and unfunded commitment fees. For 2018, credit-related fees increased 32.5% primarily as a result of an increase in unfunded commitment and letter of credit fees resulting from growth in our commercial lending.

Insurance Revenue. The decrease in insurance revenue of 63.7% is the result of the sale of the assets of Cadence Insurance in the second quarter of 2018.

Bankcard Fees. Our bankcard fees are comprised primarily of ATM network fees and debit card revenue. Our bankcard fees of $6.0 million for 2018 decreased 18.6% compared to 2017 primarily due to decreased interchange fee rates resulting from imposition of the Durbin Amendment limitation on these fees beginning in the third quarter of 2018, as a result of regulation associated with exceeding $10 billion in assets.

Other Noninterest Income .Other noninterest income decreased 22.3% in 2018 primarily as a result of$1.9 million in securities losses, net.

Year Ended December 31, 2017 Compared to December 31, 2016

Noninterest income totaled $99.9 million for 2017 compared to $88.4 million for 2016. This increase in revenue is attributable to investment advisory revenue, trust services income, service charges on deposits and credit-related fees.

The following table compares noninterest income for 2017 and 2016:

	Year Ended December 31,
(In thousands)	2017	2016	% Change
Investment advisory revenue	$20,517	$18,811	9.1%
Trust services revenue	19,264	16,109	19.6
Service charges on deposit accounts	15,272	13,793	10.7
Credit related fees	12,166	10,729	13.4
Insurance revenue	7,378	7,717	(4.4)
Bankcard fees	7,310	7,270	0.6
Mortgage banking income	3,731	4,663	(20.0)
Other service fees	4,414	2,884	53.1
Total service fees and revenue	90,052	81,976	9.9
Securities (losses) gains, net	(146)	3,736	NM
Other	9,968	2,691	NM
Total other noninterest income	9,822	6,427	52.8
Total noninterest income	$99,874	$88,403	13.0%

NM—not meaningful.

Investment Advisory Revenue. Our investment advisory revenue is comprised largely of investment management and financial planning revenues generated through our subsidiary L&W. Investment advisory revenue increased 9.1% for 2017 primarily due to growth in assets under management due to both new customer origination and portfolio/market improvements.

Trust Services Revenue. For 2017, trust fees increased $3.2 million or 19.6%. The increase was related to customer expansion as assets under management increased during 2017.

Service Charges on Deposit Accounts. For 2017, service charges and fees totaled $15.3 million, an increase of 10.7%, primarily due to an increase in account analysis fees resulting from expanded Treasury Management services.

Credit-Related Fees. Our credit-related fees primarily include fees related to credit advisory services and unfunded commitment fees. For 2017, credit-related fees increased 13.4% primarily as a result of an increase in unfunded commitment, capital market and letter of credit fees related to our corporate banking growth.

Other Noninterest Income.  The increase in other income for 2017 is primarily related to the increase in equity investments in certain limited partnership investments, a $1.1 million gain on the sale of the assets of a specialty insurance unit, gain on the sale of a commercial loan, partially offset by a decline in the estimated fair value of a net profits interests in oil and gas reserves due to lower forecasted production.

Noninterest Expenses

Year Ended December 31, 2018 Compared to December 31, 2017

Noninterest expense was $258.3 million for 2018 compared to $233.4 million for 2017. The increase of $24.9 million, or 10.7%, for 2018, compared to 2017 reflects increases in our growth while maintaining our broad efforts to manage expenses.

The following table compares noninterest expense for 2018 and 2017:

Table 9 – Noninterest Expense

	Year Ended December 31,
(In thousands)	2018	2017	% Change
Salaries and employee benefits	$154,905	$139,118	11.3%
Premises and equipment	30,478	28,921	5.4
Merger related expenses	2,983	-	NM
Intangible asset amortization	2,755	4,652	(40.8)
Net cost of operation of other real estate owned	653	2,251	(71.0)
Data processing expense	8,775	7,590	15.6
Consulting and professional fees	13,285	9,090	46.1
Loan related expenses	3,145	2,379	32.2
FDIC Insurance	4,645	4,275	8.7
Communications	2,773	2,837	(2.2)
Advertising and public relations	2,523	2,048	23.2
Legal expenses	3,732	4,274	(12.7)
Other	27,649	25,921	6.7
Total noninterest expense	$258,301	$233,356	10.7%

Salaries and Employee Benefits. Salaries and employee benefit costs are the largest component of noninterest expense and include employee payroll expense, incentive compensation, health insurance, benefit plans and payroll taxes. Salaries and employee benefits increased $15.8 million, or 11.3%, for 2018, compared to 2017, largely due to short- and long-term incentive costs, as well $9.8 million of specially-designated bonuses, as salary expense remained relatively level.  The increase in long-term incentive costs is related to achieving higher levels of performance targets and higher corporate valuation; the short-term incentive is related to business growth.  The $9.8 million specially designated bonuses, were granted by the Board of Directors after the Compensation Committee consulted with an independent compensation consultant who identified a strategy for a normalized approach to performance pay programs in comparison to peers and to enhance retention and continuity of senior management. Further, the specially designated bonuses recognized the multi-year performance of management and addressed a design feature of the 2016 performance stock unit awards that caused the awards to not vest despite management’s achievement of performance objectives underlying the awards The following table provides additional detail of our salaries and employee benefits expense for the periods presented:

	Year Ended December 31,
(In thousands)	2018	2017
Salaries and employee benefits
Regular compensation	$85,084	$82,475
Incentive compensation	50,932	38,696
Taxes and employee benefits	18,889	17,947
Total salaries and employee benefits	$154,905	$139,118

Premises and Equipment. Rent expense, depreciation and maintenance costs comprise the majority of this expense. The 2018 increase of 5.4% resulted from increased maintenance costs and new equipment.

Merger Related Expenses. In 2018, the Company incurred acquisition costs related to the pending merger with State Bank.

Intangible Asset Amortization. In conjunction with our acquisitions, we recorded core deposit and other customer intangible assets of approximately $66.0 million, which are being amortized on an accelerated basis over a seven- to ten-year period.

Data Processing. Data processing expense for our operating systems totaled $8.8 million for 2018, an increase of 15.6%.  The increase reflects growth in our business as well as implementations and enhancement of various technologies.

Consulting and Professional Services. For 2018, our consulting and professional services increased $4.2 million, or 46.1%, compared to 2017 as a result of the costs of secondary stock offerings and the engagement of outside consultants related to regulatory compliance and additional costs of being a public company.

Other Noninterest Expenses. Other noninterest expense categories remained consistent with modest increases in loan related expenses, FDIC insurance, advertising and public relations and other expense, offset by decreases in net cost of operations of other real estate owned, communications and legal expenses.

Year Ended December 31, 2017 Compared to December 31, 2016

Noninterest expense was $233.4 million for 2017 compared to $220.2 million for 2016. The increase of $13.2 million, or 6.0%, for 2017, compared to 2016 reflects increases in our growth while maintaining our broad efforts to manage expenses.

The following table compares noninterest expense for 2017 and 2016:

	Years Ended December 31,
(In thousands)	2017	2016	% Change
Salaries and employee benefits	$139,118	$125,068	11.2%
Premises and equipment	28,921	27,982	3.4
Intangible asset amortization	4,652	6,532	(28.8)
Net cost of operation of other real estate owned	2,251	3,033	(25.8)
Data processing expense	7,590	6,280	20.9
Consulting and professional fees	9,090	6,728	35.1
Loan related expenses	2,379	3,114	(23.6)
FDIC Insurance	4,275	7,228	(40.9)
Communications	2,837	2,656	6.8
Advertising and public relations	2,048	1,369	49.6
Legal expenses	4,274	2,721	57.1
Other	25,921	27,469	(5.6)
Total Noninterest Expense	$233,356	$220,180	6.0%

Salaries and Employee Benefits. Salaries and employee benefit costs are the largest component of noninterest expense and include employee payroll expense, incentive compensation, health insurance, benefit plans and payroll taxes. Salaries and employee benefits increased $14.1 million, or 11.2%, for 2017, compared to 2016, largely due to short and long-term incentive costs as salary expense remained relatively level.  The increase in long-term incentive costs is related to achieving higher levels of performance targets and higher corporate valuation; the short-term incentive is related to business growth.  The following table provides additional detail of our salaries and employee benefits expense for the periods presented:

	Three Months Ended December 31,
(In thousands)	2017	2016
Salaries and employee benefits
Regular compensation	$82,475	$80,269
Incentive compensation	38,696	28,569
Taxes and employee benefits	17,947	16,230
Total salaries and employee benefits	$139,118	$125,068

Premises and Equipment. Rent, depreciation and maintenance costs comprise the majority of occupancy and equipment expenses, which increased 3.4%, for 2017.  The increase includes the increase in certain maintenance costs and the effect of a one-time lease termination credit recognized in 2016.

Intangible Asset Amortization. In conjunction with our acquisitions, we recorded core deposit and other customer intangible assets of approximately $66.0 million, which are being amortized on an accelerated basis over a seven- to ten-year period.

Data Processing. Data processing expense for our operating systems totaled $7.6 million for 2017, an increase of 20.9%.  The increase reflect growth in our business as well as implementations and enhancement of various technologies.

Consulting and Professional Services. For 2017, our consulting and professional services increased $2.4 million, or 35.1%, compared to 2016 as a result of the engagement of outside consultants related to regulatory compliance and additional costs of being a public company.

Insurance. For 2017 and 2016, FDIC insurance expense totaled $4.3 million and $7.2, respectively.  The decrease is due to the increase in our levels of capital and the reduction in our nonperforming loans and brokered deposits.

Legal Expenses. For 2017, our legal fees increased $1.6 million, or 57.1%, compared to 2016, primarily due to $2.7 million in legal costs associated with certain pre-acquisition related litigation and contingencies related to a legacy acquired bank.

Other Noninterest Expenses. Other noninterest expense categories remained consistent with modest increases in communications and advertising and public relations, offset by decreases in net cost of operations of other real estate owned, loan related expenses and other expenses.

Income Tax Expense

Income tax expense for 2018 was $45.1 million compared to $80.6 million and $32.5 million for 2017 and 2016, respectively. The effective tax rate was 21.3% for 2018 compared to 44.1% and 33.1% for 2017 and 2016, respectively. The decrease in the effective tax rate for 2018 compared to 2017 and 2016 was due to the decrease in the U.S. federal statutory income tax rate from 35% to 21% which became effective January 1, 2018, as a result of the Tax Cut and Jobs Act (“Tax Reform”) enacted on December 22, 2017.  See Note 11 to the Consolidated Financial Statements and “— Critical Accounting Policies and Estimates” for additional disclosures and discussion regarding income taxes.

Our effective tax rate is impacted by pre-tax income, tax-exempt income, and the increase in the cash surrender value of bank-owned life insurance. The effective tax rate is also affected by discrete items that may occur in any given period, but are not consistent from period to period, which may impact the comparability of the effective tax rate between periods.

Financial Condition

The following table summarizes selected components of our balance sheet as of the periods indicated.

Table 10 – Financial Condition

	As of December 31,			Average Balance for the Year Ended December 31,
(In thousands)	2018	2017	2016	2018	2017	2016
Total assets	$12,730,285	$10,948,926	$9,530,888	$11,498,013	$10,020,036	$9,271,629
Total interest-earning assets	11,899,165	10,120,137	8,832,706	10,817,317	9,345,046	8,602,985
Total interest-bearing liabilities	8,726,443	7,239,564	6,507,506	7,849,508	6,714,907	6,419,582
Short-term and other investments	592,690	542,113	242,401	465,554	363,464	415,033
Securities available-for-sale	1,187,252	1,257,063	1,133,780	1,180,623	1,155,819	1,001,317
Loans, net of unearned income	10,053,923	8,253,427	7,432,711	9,116,602	7,825,763	7,186,635
Goodwill	307,083	317,817	318,817	311,494	317,817	317,817
Noninterest-bearing deposits	2,454,016	2,242,765	1,840,955	2,137,953	1,965,070	1,688,405
Interest-bearing deposits	8,254,673	6,768,750	6,175,794	7,283,850	6,221,711	5,966,897
Borrowings and subordinated debentures	471,770	470,814	331,712	565,658	493,196	452,685
Shareholders' equity	1,438,274	1,359,056	1,080,498	1,377,471	1,253,861	1,093,604

Investment Portfolio

Our securities available-for-sale portfolio decreased by $69.8 million, or 5.6%, during 2018. Approximately $187.8 million of available-for-sale investment securities were sold during 2018 in an effort to rebalance the portfolio and reduce the target concentration of tax free municipal securities.  At December 31, 2018, our securities portfolio was 10.0% of our total interest-earning assets and produced an average taxable equivalent yield of 3.04% for 2018 compared to 3.34% and 2.93% for 2017 and 2016, respectively.

The following table sets forth the fair value of the available-for-sale securities at the dates indicated:

Table 11 - Investment Portfolio

	As of December 31,			Percent Change
(In thousands)	2018	2017	2016	2018 vs 2017	2017 vs 2016
Investment securities available-for-sale:
U.S. Treasury securities	$96,785	$96,844	$96,785	(0.1)%	0.1%
Obligations of U.S. government agencies	61,007	81,224	97,528	(24.9)	(16.7)
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS):
Residential pass-through:
Guaranteed by GNMA	83,105	106,027	153,153	(21.6)	(30.8)
Issued by FNMA and FHLMC	585,201	430,422	265,328	36.0	62.2
Other residential mortgage-backed securities	35,169	46,392	47,561	(24.2)	(2.5)
Commercial mortgage-backed securities	109,415	72,195	62,613	51.6	15.3
Total MBS	812,890	655,036	528,655	24.1	23.9
Obligations of states and municipal subdivisions	216,570	423,959	410,812	(48.9)	3.2
Total investment securities available-for-sale	$1,187,252	$1,257,063	$1,133,780	(5.6)%	10.9%

See “—Maturity Distribution of Investment Securities,” for information regarding the contractual maturities and duration of our investment securities portfolio.

The following table summarizes the investment securities with unrealized losses determined to be temporarily impaired at December 31, 2018 by aggregated major security type and length of time in a continuous unrealized loss position:

Table 12 – Investment Securities with Unrealized Losses

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2018
U.S. Treasury securities	$—	$—	$96,785	$3,628	$96,785	$3,628
Obligations of U.S. government agencies	25,978	183	10,152	101	36,130	284
Mortgage-backed securities	259,794	2,864	405,974	16,029	665,768	18,893
Obligations of states and municipal subdivisions	74,503	2,501	125,092	10,611	199,595	13,112
Total	$360,275	$5,548	$638,003	$30,369	$998,278	$35,917

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

Loan Portfolio

We originate commercial and industrial loans, commercial real estate loans (including construction loans), residential mortgages and other consumer loans. A strong emphasis is placed on the commercial portfolio, consisting of commercial and industrial and commercial real estate loan types, with 75% and 76% of the portfolio residing in these loan types as of December 31, 2018 and 2017, respectively. Our commercial portfolio is further diversified by industry concentration and includes loans to clients in specialized industries, including restaurant, healthcare and technology. Additional commercial lending activities include energy, construction, general corporate loans, business banking and community banking loans. Mortgage, wealth management and retail make up the majority of the consumer portfolio.

Total loans at December 31, 2018 increased $1.8 billion or 21.8% from December 31, 2017. Loan growth was driven by an increase in energy, specialized, real estate and general C&I loans.

The following table presents total loans outstanding by portfolio component and class of financing receivable using a risk-based perspective of the loan portfolio. Total loan balances include originated, ANCI loans and ACI loans combined. The subsequent table presents the ACI loans separately.

Table 13 – Loans by Portfolio Component

	Total Loans as of December 31,
(In thousands)	2018	2017	2016	2015	2014
Commercial and Industrial
General C&I	$3,275,362	$2,746,454	$2,416,665	$2,383,348	$1,935,457
Energy sector	1,285,775	935,371	939,369	1,067,990	1,088,691
Restaurant industry	1,096,366	1,035,538	864,085	626,197	513,368
Healthcare	539,839	416,423	445,103	461,903	392,731
Total commercial and industrial	6,197,342	5,133,786	4,665,222	4,539,438	3,930,247
Commercial Real Estate
Income producing	1,266,791	1,082,929	1,001,703	831,362	817,598
Land and development	63,948	75,472	71,004	64,546	82,974
Total commercial real estate	1,330,739	1,158,401	1,072,707	895,908	900,572
Consumer
Residential real estate	2,227,653	1,690,814	1,457,170	1,256,850	1,166,808
Other	67,100	74,922	68,689	93,293	98,331
Total consumer	2,294,753	1,765,736	1,525,859	1,350,143	1,265,139
Small Business Lending	266,283	221,855	193,641	151,342	120,478
Total (Gross of Unearned Discount and Fees)	10,089,117	8,279,778	7,457,429	6,936,831	6,216,436
Unearned Discount and Fees	(35,194)	(26,351)	(24,718)	(20,311)	(23,643)
Total (Net of Unearned Discount and Fees)	$10,053,923	$8,253,427	$7,432,711	$6,916,520	$6,192,793

	Total ACI loans as of December 31,
(In thousands)	2018	2017	2016	2015	2014
Commercial and Industrial
General C&I	$16,807	$23,428	$31,709	$55,278	$79,277
Healthcare	—	6,149	6,338	6,715	6,873
Total commercial and industrial	16,807	29,577	38,047	61,993	86,150
Commercial Real Estate
Income producing	65,427	79,861	96,673	129,914	210,724
Land and development	—	—	1,497	4,581	24,357
Total commercial real estate	65,427	79,861	98,170	134,495	235,081
Consumer
Residential real estate	120,495	149,942	186,375	235,131	306,232
Other	546	1,180	1,690	2,525	4,188
Total consumer	121,041	151,122	188,065	237,656	310,420
Total	$203,275	$260,560	$324,282	$434,144	$631,651
Percent to total loans	2.02%	3.16%	4.36%	6.28%	10.20%

Commercial and Industrial. Total C&I loans increased by $1.1 billion, or 20.7% from December 31, 2017 to December 31, 2018. C&I loans represented 61.6% of the total loan portfolio at December 31, 2018, compared to 62.0% of total loans at December 31, 2017.

As of December 31, 2018, 89.2% of the shared national credit (“SNC”) portfolio, or $2.4 billion, resides in the commercial and industrial segment of the loan portfolio, on a loan balance basis. The largest category of SNC’s is the Energy sector, representing 33% of the SNC portfolio, or $864.9 million as of December 31, 2018, compared to 24% of the SNC portfolio, or $716 million as of December 31, 2017. The next largest category of SNC is the General C&I category of all SNC’s, or $819.0 million, as of December 31, 2018. The remaining amount of the shared national credit portfolio can be found in the   other C&I categories and, to a lesser amount, the CRE segment of the loan portfolio. Additionally, all SNC’s are part of the originated loan portfolio.

Our C&I loan growth reflects our strategic focus on this broad loan category. We seek further diversification within C&I loans by industry to mitigate concentration risk in any one industry and/or risk type. Our specialized industries are significant drivers of the growth and diversification of this portion of our loan portfolio. Energy and specialized industries lending have experienced teams with extensive knowledge of their particular industry, allowing for quality underwriting and relationship-based lending.

General C&I. As of December 31, 2018, our general C&I category included the following types of loans: finance and insurance, professional services, commodities excluding energy, media and telecom, real estate, manufacturing, transportation and other . Generally, C&I loans typically provide working capital, equipment financing and financing for expansion and are generally secured by assignments of corporate assets including accounts receivable, inventory and/or equipment.

Energy. Energy lending is an important part of our business and our energy team is comprised of experienced lenders with significant product expertise and long-standing relationships. Additionally, energy production and energy related industries are substantial contributors to the economies in the Houston metropolitan area and the state of Texas. We strive for a rigorous and thorough approach to energy underwriting and credit monitoring. The allowance for credit losses for energy loans at December 31, 2018 decreased 56.8% from the year ago period due to a decline in the nonperforming and criticized energy credits. As of December 31, 2018, we had $20.7 million of nonperforming energy credits, all of which were current with their contractual terms compared to $42.8 million of nonperforming energy credits as of December 31, 2017. In addition, 2.5% of the energy portfolio was criticized or classified as of December 31, 2018 compared to 11.5% at December 31, 2017. We recorded recoveries of $ 1.2 million and charge-offs of $6.7 million on our energy portfolio during the year ended December 31, 2018. As presented in the following table our energy lending business is comprised of three areas: Exploration and Production (“E&P”), Midstream and Energy Services:

Table 14 – Energy Loans

	As of December 31,					As of December 31, 2018
(In thousands)	2018	2017	2016	2015	2014	Unfunded Commitments	Criticized/ Classified
Outstanding Balance
E&P	$366,973	$278,171	$371,870	$520,798	$563,123	$139,577	$26,298
Midstream	738,535	557,800	472,053	414,720	334,737	692,728	6,227
Energy Services	180,267	99,400	95,446	132,472	190,822	129,634	—
Total energy sector	$1,285,775	$935,371	$939,369	$1,067,990	$1,088,682	$961,939	$32,525
Percent to total loans	12.8%	11.3%	12.6%	15.4%	17.5%
Allocated ACL
E&P	$2,195	$12,892	$13,018	$22,218	$2,544
Midstream	4,091	1,582	5,878	2,402	1,856
Energy Services	1,051	2,509	5,657	2,481	7,626
Total allocated ACL	$7,337	$16,983	$24,553	$27,101	$12,026
ACL as a Percentage of Outstanding Balances
E&P	0.60%	4.63%	3.50%	4.27%	0.45%
Midstream	0.55	0.28	1.25	0.58	0.55
Energy Services	0.58	2.52	5.93	1.87	4.00
Total percentage	0.57%	1.82%	2.61%	2.54%	1.10%

E&P loans outstanding comprised approximately 28% of outstanding energy loans as of December 31, 2018, compared to 30% of outstanding energy loans as of December 31, 2017. E&P customers are primarily businesses that derive a majority of their revenues from the sale of oil and gas and whose credit needs require technical evaluation of oil and gas reserves. Emphasis for E&P is on high quality, independent producers with proven track records. Our E&P credit underwriting includes a combination of well-by-well analyses, frequent updates to our pricing decks and engaging energy engineers to actively monitor the portfolio and provide credit redeterminations, at a minimum, every six months. At least quarterly, and more frequently during periods of higher commodity price volatility, we adjust the base and sensitivity price decks on which we value our clients’ oil and gas reserves. Generally, we seek to follow the shape of the NYMEX strips for oil and natural gas, but at a discount to the strip. In periods of higher commodity prices, our discount from the strip is higher whereas in lower price periods our discount is lower. The price decks utilized in our engineering analysis are approved by our Senior Credit Risk Management Committee. Borrowing base redeterminations occur every spring and fall, with the spring redeterminations completed prior to the end of the second quarter and fall determinations completed prior to the end of the fourth quarter.

Midstream loans outstanding comprised approximately 58% of outstanding energy loans as of December 31, 2018 compared to approximately 60% of outstanding energy loans as of December 31, 2017. Midstream lending is generally to customers who handle the gathering, treating and processing, storage or transportation of oil and gas. These customers’ businesses are generally less price sensitive than other energy segments given the nature of their fee-based revenue streams. Underwriting guidelines for the Midstream portfolio generally require a first lien on all assets as collateral.

Energy Services loans outstanding comprised approximately 14% of outstanding energy loans as of December 31, 2018 compared to approximately 11% of outstanding energy loans, as of December 31, 2017. Energy Services lending targets oilfield service companies that provide equipment and services used in the exploration for and extraction of oil and natural gas. Customers consist of a wide variety of businesses, including production equipment manufacturers, chemical sales, water transfer, rig equipment and other early and late stage services companies.

Specialized lending. The following table includes our specialized lending portfolio as of the dates presented:

Table 15 – Specialized Lending

	Originated C&I Loans - Specialized Lending
	As of December 31,					Unfunded Commitments as of December 31, 2018
(In thousands)	2018	2017	2016	2015	2014
Specialized Industries
Restaurant industry	$1,096,366	$1,035,538	$864,085	$626,197	$513,368	$262,993
Healthcare	539,839	408,665	434,663	446,792	376,297	182,569
Technology	459,502	411,050	218,162	145,944	215,156	98,058
Total specialized industries	$2,095,707	$1,855,253	$1,516,910	$1,218,933	$1,104,821	$543,620

Restaurant industry, healthcare, and technology are the components of our specialized industries. For these industries we focus on larger corporate clients, who are typically well-known within the industry. The client coverage for both of these components is national in scope, given the size and capital needs of the majority of the clients. Additionally, in the restaurant sector we focus on major franchisees and the operating companies of “branded” restaurant concepts. Our healthcare portfolio focuses on middle market healthcare providers with diversified payer mix, while our technology portfolio focuses on the technology sub-segments of software and services, network and communications infrastructure, and internet and mobility applications. Given these customer profiles, we frequently participate in such credits with two or more banks through syndication.

Commercial Real Estate. Commercial real estate (“CRE”) loans increased by $172.3 million, or 14.9%, since December 31, 2017. CRE loans represented 13.2% of our total loan portfolio at December 31, 2018, compared to 14.0% of total loans at December 31, 2017. Income Producing CRE includes non-owner occupied loans secured by commercial real estate, regardless of the phase of the loan (construction versus completed). Commercial construction loans are primarily included in Income Producing CRE. Additionally, all real estate investment trust and income producing loans are included in the Income Producing CRE segment. Land, lots and homebuilder loans are included in the land and development segment. All owner occupied CRE loans reside in the various C&I segments in which the underlying risk exists.  Our CRE lending team is a group of experienced relationship managers focusing on construction and income producing property lending which generally have property or sponsors located in our geographic footprint. CRE loans are secured by a variety of property types, including multi-family dwellings, office buildings, industrial properties and retail facilities.

Consumer. Consumer loans at December 31, 2018 increased by $529.0 million, or 30.0%, from December 2017. Consumer loans represent 22.8% of total loans at December 31, 2018, compared to 21.4% of total loans at December 31, 2017. We originate residential real estate mortgages that are held for investment as well as held for sale in the secondary market. Approximately 17.6% of the consumer portfolio relates to acquired portfolios, compared to 15.1% a year ago. During 2018, we have purchased, as a complement to our originations, $214 million of Community Reinvestment Act (“CRA”) qualified consumer residential real estate loans at a premium of approximately 6%. These loans were evaluated and determined not to be credit impaired before purchase and are classified as ANCI.  Our originated consumer loan portfolio totaled $1.9 billion as of December 31, 2018, an increase of $391.7 million from year end 2017.

Small Business. Small Business loans at year end 2018 increased by $44.4 million, or 20.0% from December 31, 2017. Small business loans represent 2.8% of the total loan portfolio at December 31, 2018, compared to 2.7% of total loans at December 31, 2017. The small business category is now defined as all commercial loans with a transactional exposure of $1.5 million or less and relationship exposure of $2.0 million or less. These loans are primarily centrally underwritten in the Cadence Loan Center, using defined underwriting standards that are applied consistently throughout the category.

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

Asset Quality

We focus on asset quality strength through robust underwriting, proactive monitoring and reporting of the loan portfolio and collaboration between the lines of business, credit risk and enterprise risk management.

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

Acquired Loans

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

Under the accounting model for ACI loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield,” is accreted into interest income over the life of the loans using the effective yield method. Accordingly, ACI loans are not subject to classification as nonaccrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized and not to contractual interest payments. However, if the timing or amount of the expected cash flows cannot be reasonably estimated an ACI loan may be placed in nonaccruing status. The excess of an ACI loan’s contractually required payments over the cash flows expected to be collected is the nonaccretable difference. As such, charge-offs on ACI loans are first applied to the nonaccretable difference and then to any related allowance for credit losses recognized subsequent to the acquisition. A decrease in expected cash flows in subsequent periods may indicate that the ACI loan pool or specifically reviewed loan is impaired, which would require the establishment of an allowance for credit losses by a charge to the provision for credit losses.

Select asset quality metrics presented below distinguish between the originated, ANCI and ACI portfolios.

Nonperforming Assets.

Nonperforming assets primarily consist of nonperforming loans and property acquired through foreclosures or repossession (or other real estate owned or “OREO”). The following table presents all nonperforming assets (originated, ANCI, and ACI) and additional asset quality data for the dates indicated:

Table 16 – Nonperforming Assets

	As of December 31,
(Recorded Investment in thousands)	2018	2017	2016	2015	2014
Nonperforming loans ("NPLs"):
Commercial and industrial	$71,353	$43,085	$122,416	$63,234	$14,462
Commercial real estate	—	225	2,186	2,922	5,533
Consumer	2,555	3,741	3,530	2,845	3,928
Small business	333	642	805	834	444
Total NPLs	74,241	47,693	128,937	69,835	24,367
Foreclosed OREO and other NPAs	8,185	22,965	37,231	32,972	47,460
Total nonperforming assets ("NPAs")	$82,426	$70,658	$166,168	$102,807	$71,827
NPLs as a percentage of total loans	0.74%	0.58%	1.73%	1.01%	0.39%
NPAs as a percentage of loans plus OREO/other NPAs	0.82%	0.85%	2.22%	1.48%	1.15%
NPAs as a percentage of total assets	0.65%	0.65%	1.74%	1.17%	0.90%
Originated and ANCI accruing loans 90 days or more past due	$760	$827	$586	$1,446	$529
ACI accruing loans 90 days or more past due	5,480	16,988	18,364	24,655	53,041
Total accruing loans 90 days or more past due	$6,240	$17,815	$18,950	$26,101	$53,570

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

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured under the terms of the loan or, if applicable, under the terms of the restructured loan. For the years ended December 31, 2018, 2017 and 2016, approximately $8.5 million, $7.3 million and $8.2 million, respectively, of contractual interest accrued on nonperforming loans was not recognized in earnings. However, for the years ended December 31, 2018, 2017, and 2016 approximately $1.7 million, $1.5 million, $1.1 million of contractual interest received was recognized on the cash basis.

Our nonperforming loans have increased slightly to 0.74% of our loan portfolio as of December 31, 2018 compared to 0.58% of our loan portfolio as of December 31, 2017, with the increase primarily due to a construction company credit in the General C&I segment, two credits in the Restaurant segment and one credit in the Healthcare segment within our originated portfolio

The following table includes our originated nonperforming loans and assets for the periods presented.

Table 17 – Originated Nonperforming Assets

	As of December 31,
(Recorded Investment in thousands)	2018	2017	2016	2015	2014
Nonperforming loans ("NPLs"):
General C&I	$24,103	$263	$7,089	$7,215	$—
Energy- E&P	14,485	36,896	95,453	36,361	—
- Midstream	6,227	—	10,689	1,580	—
- Energy Services	—	5,926	7,242	9,818	6,182
Restaurant industry	22,042	—	—	—	—
Healthcare	4,496	—	—	—	—
Commercial real estate	—	—	—	66	2
Consumer	1,218	1,519	798	108	174
Small business	104	199	132	90	110
Total NPLs - originated portfolio	72,675	44,803	121,403	55,238	6,468
E&P - net profits interests	5,779	15,833	19,425	—	—
Foreclosed OREO	22	140	—	—	—
Total nonperforming assets ("NPAs") - originated portfolio	$78,476	$60,776	$140,828	$55,238	$6,468
NPLs as a percentage of total loans	0.72%	0.54%	1.63%	0.80%	0.10%

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

The balance of foreclosed OREO was $2.4 million as of December 31, 2018, compared to $7.1 million as of December 31, 2017, and with 98% related to foreclosures resulting from our ACI loan portfolio. As of December 31, 2018, 2017 and 2016, there had been no additions to OREO resulting from foreclosure or repossession from a shared national credit. However, we did receive during the second and fourth quarters of 2016, $19.1 million in net profits interests (“NPIs”) in certain oil and gas reserves related to energy credit bankruptcies due to two energy portfolio shared national credits that were charged-off in 2016. We recorded the NPIs at estimated fair value using a discounted cash flow analysis applied to the expected cash flows from the producing developed wells. These NPIs are considered financial instruments and recorded at fair value and are subject to the volatility of oil and gas prices and other operational factors outside of our control. The balance of the NPIs was $5.8 million as of December 31, 2018, compared with $15.8 million as of December 31, 2017. The decrease was attributable to the sale of one of the NPIs during the fourth quarter of 2018. The following tables present the balances of our OREO and NPIs as of the dates indicated:

Table 18 – OREO and Other Assets

	As of December 31,
(In thousands)	2018	2017	2016	2015	2014
Acquired through foreclosure
Land	$36	$1,393	$10,183	$7,469	$8,435
Residential property	970	2,696	5,138	13,763	20,997
Commercial property	1,400	3,043	2,582	11,740	18,028
Total foreclosed OREO	2,406	7,132	17,903	32,972	47,460
Unutilized bank-owned properties
Land	—	473	756	—	45
Commercial property	—	—	216	3,012	8,481
Total unutilized bank owned property	—	473	972	3,012	8,526
Total OREO	2,406	7,605	18,875	35,984	55,986
Other assets - net profits interests	5,779	15,833	19,425	—	-
Total OREO and other assets	$8,185	$23,438	$38,300	$35,984	$55,986

	As of December 31,
(In thousands)	2018	2017	2016	2015	2014
Acquired through foreclosure
Land	$36	$1,393	$10,183	$7,282	$8,236
Residential property	925	2,392	4,937	12,429	18,672
Commercial property	1,400	3,020	2,559	11,717	17,987
Total OREO - ACI	$2,361	$6,805	$17,679	$31,428	$44,895

Past Due 90 Days and Accruing. We classify certain loans with principal or interest past due 90 days or more as accruing loans if those loans are well secured and in the process of collection or are specifically determined to be impaired as accruing loans. The bulk of the accruing 90 days or more past due loans reside in the ACI portfolio. These loans are monitored on a monthly basis by both the lines of business and credit administration. As of December 31, 2018, 2017 and 2016, there were no SNC loans that were 90 days or more past due and accruing.

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

A modification is classified as a troubled debt restructuring (“TDR”) if the borrower is experiencing financial difficulty and it is determined that we have granted a concession to the borrower. We may determine that a borrower is experiencing financial difficulty if the borrower is currently in default on any of its debt, or if it is probable that a borrower may default in the foreseeable future without the modification. Concessions could include reductions of interest rates at a rate lower than the current market rate for a new loan with similar risk, extension of the maturity date, reduction of accrued interest, principal forgiveness, forbearance, or other concessions. The assessments of whether a borrower is experiencing or will likely experience financial difficulty and whether a concession has been granted is highly subjective in nature, and management’s judgment is required when determining whether a modification is classified as a TDR.

All TDRs are reported as impaired. An impaired classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. Nonperforming loans and impaired loans have unique definitions. Some loans may be included in both categories, whereas other loans may only be included in one category. As of December 31, 2018 there were 2 SNC borrowers that were considered TDRs, totaling $24.7 million. As of December 31, 2017 there were 4 SNC borrowers that were considered TDRs, totaling $24.8 million. The following table summarizes our TDR activity for the periods indicated:

Table 19 - Originated Loans and ANCI Loans that were modified into TDRs

	2018		2017		2016		2015		2014
(In thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial
General C&I	—	$—	2	$5,010	1	$5,496	3	$9,840	1	$2,773
Energy sector	1	14,486	—	—	5	38,113	2	16,619	—	—
Restaurant industry	2	11,262	1	11,017	—	—	—	—	—	—
Healthcare	1	4,496	—	—	—	—	—	—	—	—
Total commercial and industrial	4	30,244	3	16,027	6	43,609	5	26,459	1	2,773
Consumer
Residential real estate	—	—	1	460	1	334	5	273	7	1,256
Other	—	—	1	279	1	200	1	306	—	—
Total consumer	—	—	2	739	2	534	6	579	7	1,256
Small Business Lending	2	141	1	138	1	552	—	—	1	176
Total	6	$30,385	6	$16,904	9	$44,695	11	$27,038	9	$4,205

For the year ended December 31, 2018 there was one commercial specialized lending customer with a combined recorded investment of $11.8 million which experienced payment default. There were no TDRs experiencing payment default during the years ended December 31, 2017 and 2016.  For the year ended December 31, 2015, there were two small business lending loans with a combined recorded investment of $459 thousand experiencing payment default.  For the year ended December 31, 2014, there were two small business lending loans with a combined recorded investment of $1.1 million and a residential real estate loan of $101 thousand experiencing payment default.  Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 day past due status with respect to principal and/or interest payments.

ACI Loans that were modified into TDRs

There were no ACI loans modified in a TDR for the years ended December 31, 2018 and 2017.  In the year ended December 31, 2016, there was one ACI loan modified in a TDR with a recorded investment of $954 thousand in income producing commercial real estate.  In the year ended December 31, 2015, there was one ACI loan modified in a TDR with a recorded investment of $625 thousand in income producing commercial real estate.  There were no TDRs experiencing payment default during the years ended December 31, 2018, 2017 and 2016.

Potential Problem Loans.

Potential problem loans represent loans that are currently performing, but for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. These loans are not included in the amounts of nonaccrual or restructured loans presented above. We cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, become restructured, or require increased allowance coverage and provision for credit losses. We have identified no significant credits as a potential problem loan at December 31, 2018. Any potential problem loans would be assessed for loss exposure consistent with the methods described in Notes 1 and 4 to our Consolidated Financial Statements.

We expect the levels of nonperforming assets and potential problem loans to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with our degree of success in resolving problem assets. We seek to take a proactive approach with respect to the identification and resolution of problem loans.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) is maintained at a level that management believes is adequate to absorb all probable losses on loans inherent in the loan portfolio as of the reporting date. Events that are not within the Company’s control, such as changes in economic factors, could change subsequent to the reporting date and could cause increases or decreases to the ACL. The amount of the allowance is affected by loan charge-offs, which decrease the allowance; recoveries on loans previously charged off, which increase the allowance; and the provision for credit losses charged to earnings, which increases the allowance. In determining the provision for credit losses, management monitors fluctuations in the ACL resulting from actual charge-offs and recoveries and reviews the size and composition of the loan portfolio in light of current and anticipated economic conditions (see Notes 1 and 4 to the Consolidated Financial Statements).  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change.

Total ACL for the period ending December 31, 2018 was $94.4 million, or 0.94% of total loans (net of unearned discounts and fees) of $10.1 billion. This compares with $87.6 million on loans of $8.3 billion, or 1.06% at December 31, 2017. The following tables present the allocation of the allowance for credit losses and the percentage of these loans to total loans. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb any losses in any category.

Table 20 – Allocation of Allowance for Credit Losses

	Allowance for Credit Losses					Percent of Loans in Each Category to Total Loans
	December 31,					December 31,
(In thousands)	2018	2017	2016	2015	2014	2018	2017	2016	2015	2014
Originated Loans
Commercial and industrial	$65,965	$55,050	$54,213	$53,169	$24,825	60.65%	60.94%	61.36%	63.63%	60.38%
Commercial real estate	8,758	9,850	7,205	4,825	3,156	12.51	12.83	12.80	10.55	9.78
Consumer	6,937	8,389	5,687	4,325	3,072	18.81	18.11	15.89	13.20	10.76
Small business	3,742	4,367	3,907	2,067	1,189	2.56	2.54	2.47	2.02	1.71
Total originated loans	85,402	77,656	71,012	64,386	32,242	94.54	94.42	92.52	89.40	82.63
ANCI Loans
Commercial and industrial	293	864	299	425	348	0.48	0.19	0.69	0.92	1.47
Commercial real estate	53	130	243	227	51	0.08	0.71	0.27	0.43	0.92
Consumer	541	85	131	105	277	2.81	1.39	2.05	2.84	4.60
Small business	165	317	305	306	799	0.09	0.14	0.12	0.16	0.23
Total ANCI	1,052	1,396	978	1,063	1,475	3.45	2.43	3.13	4.35	7.22
ACI Loans
Commercial and industrial	58	5	176	2,230	3,757	0.17	0.96	0.51	0.89	1.39
Commercial real estate	1,641	2,010	2,655	3,084	3,843	0.65	0.36	1.32	1.94	3.78
Consumer	6,225	6,509	7,447	9,020	12,203	1.20	1.83	2.52	3.42	4.98
Small business	—	—	—	—	—	—	—	—	—	—
Total ACI	7,924	8,524	10,278	14,334	19,803	2.02	3.15	4.35	6.25	10.15
Total Loans
Commercial and industrial	66,316	55,919	54,688	55,824	28,930	61.29	62.01	62.56	65.44	63.24
Commercial real estate	10,452	11,990	10,103	8,136	7,050	13.24	13.98	14.39	12.92	14.48
Consumer	13,703	14,983	13,265	13,450	15,552	22.82	21.33	20.46	19.46	20.34
Small business	3,907	4,684	4,212	2,373	1,988	2.65	2.68	2.59	2.18	1.94
Total allowance for credit losses	$94,378	$87,576	$82,268	$79,783	$53,520	100.00%	100.00%	100.00%	100.00%	100.00%

Originated ACL. The ACL on our originated loan portfolio totaled $85.4 million, or 0.90% on loans of $9.5 billion as of December 31, 2018 compared to $77.7 million, or 1.00% on loans of $7.8 billion. The primary driver of the originated ACL is the net new loan growth as well as the underlying credit quality of the loans. Our originated and ANCI loan portfolios are divided into commercial and consumer segments for allowance estimation purposes. The commercial allowance estimate is driven by loan level risk ratings. The consumer allowance estimate uses pool level historical loss rates assigned based on certain credit attributes.

As December 31, 2018, $66.0 million, or 77.2% of our originated ACL is attributable to our C&I loan segment compared to $55.1 million, or 70.9%, as of December 31, 2017.  The ACL as a percentage of the C&I portfolio was 1.08% as of December 31, 2018 compared to 1.10% as of December 31, 2017. The level of ACL as a percentage of C&I loans as of December 31, 2018 from December 31, 2017 is relatively unchanged and reflects stabilized credit metrics in the overall loan portfolio.

The level of criticized and classified loans in the C&I portfolio is presented in the following tables.

Table 21 –Criticized Originated C&I Loans

	As of December 31, 2018
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized / Classified
General C&I	$74,592	$76,056	$—	$150,648
Energy Sector	11,812	6,227	14,486	32,525
Restaurant industry	24,449	26,171	—	50,620
Healthcare	—	4,496	—	4,496
Total	$110,853	$112,950	$14,486	$238,289

	As of December 31, 2017
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized / Classified
General C&I	$80,550	$41,309	$—	$121,859
Energy Sector	—	99,979	7,634	107,613
Restaurant industry	4,536	12,505	—	17,041
Healthcare	—	71	—	71
Total	$85,086	$153,864	$7,634	$246,584

	As of December 31, 2016
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized / Classified
General C&I	$36,419	$26,968	$—	$63,387
Energy Sector	30,433	239,457	789	270,679
Restaurant industry	16,169	—	—	16,169
Healthcare	9,479	—	—	9,479
Total	$92,500	$266,425	$789	$359,714

	As of December 31, 2015
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized / Classified
General C&I	$14,056	$42,705	$—	$56,761
Energy Sector	104,781	241,032	—	345,813
Restaurant industry	25,313	—	—	25,313
Healthcare	212	5,097	—	5,309
Total	$144,362	$288,834	$—	$433,196

	As of December 31, 2014
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized / Classified
General C&I	$991	$33	$—	$1,024
Energy Sector	9,467	19,670	—	29,137
Restaurant industry	13,372	—	—	13,372
Healthcare	—	—	—	—
Total	$23,830	$19,703	$—	$43,533

As of December 31, 2018, $8.8 million, or 10.3% of our originated ACL is attributable to the CRE loan segment compared to $9.9 million, or 12.7%, as of December 31, 2017. The ACL as a percentage of the CRE portfolio has decreased to 0.70% as of December 31, 2018 from 0.93% as of December 31, 2017, as result of updates to our loss rates along with favorable economic conditions in the markets we serve.

In addition to quantitative elements, certain qualitative and environmental factors are also considered at management’s discretion, which are generally based on a combination of internal and external factors and trends. At December 31, 2018, these factors totaled $19.7 million and accounted for approximately 23.1% of the originated ACL compared to $7.6 million, or 9.8%, as of December 31, 2017, with the increase related primarily to the volatility of indices used to measure collateral and oil prices. However, considering the declining stress in the energy industry and improvements in our Energy Sector credit quality, the qualitative and environmental reserves allocated to this portfolio declined to $3.0 million at December 31, 2018 from $4.5 million as of December 31, 2017.

As of December 31, 2018 and 2017, $21.1 million, or 24.7% and $34.6 million, or 44.6%, respectively of the total originated ACL, was attributable to SNC loans. During 2018, we recorded gross charge-offs of a single energy portfolio credit totaling $6.2 million that is a SNC loan. During the year ended December 31, 2017 we recorded $4.9 million in charge-offs primarily related to three E&P credits that are SNC loans.  The ACL is estimated based on the underlying credit quality of the loan, primarily based on its probability of default and loss given default. This methodology is consistent whether or not a loan is a SNC.

The following table includes the charge-off and recoveries on our originated portfolio for the periods presented:

Table 22 –Originated Charge-offs and Recoveries

	Originated Charge-offs and Recoveries
	Year Ended December 31,
(In thousands)	2018	2017	2016	2015	2014
Charge-offs:
Commercial and industrial
Energy
—E&P	$6,709	$4,882	$32,893	$3,200	$—
—Midstream	—	—	—	617	—
—Services	—	—	—	4,699	—
Healthcare	—	—	12,207	—	—
Other commercial	—	250	1,268	—	843
Commercial real estate	2	—	—	123	—
Consumer	564	457	634	936	662
Small business	619	157	841	—	—
Total charge-offs	7,894	5,746	47,843	9,575	1,505
Recoveries:
Commercial and industrial	1,319	695	1,386	—	—
Commercial real estate	21	23	3	—	—
Consumer	176	114	225	220	309
Small business	65	50	—	—	—
Total recoveries	1,581	882	1,614	220	309
Net charge-offs	$6,313	$4,864	$46,229	$9,355	$1,196

ANCI ACL. The ACL on our ANCI loans totaled $1.1 million on $349.3 million in loans, or 0.30% at December 31, 2018, compared to $1.4 million, or 0.7% at December 31, 2017. The decrease in the ANCI reserve between December 31, 2017 and December 31, 2018 is related to improved credit quality. ANCI loans were recorded at fair value at the date of each acquisition and are pooled for ACL assessment based on risk segment, with the majority of the ANCI loans within the consumer residential category. Any net shortage of credit mark indicates the need for an allowance on that segment of loans with certain loans individually reviewed for specific impairment.

ACI ACL. The ACL on our ACI loans totaled $7.9 million on $203.3 million in loans, or 3.90%, at December 31, 2018, compared to $8.5 million, or 3.3% at December 31, 2017.  At the time of our acquisitions, we estimated the fair value of the total acquired loan portfolio by segregating the portfolio into loan pools with similar characteristics and certain specifically-reviewed non-homogeneous loans. The similar characteristics used to establish the pools included:

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

The largest component of our ACI ACL is attributable to our consumer category, primarily first and second-lien residential loans, that represents 78.6% of the ACI ACL at December 31, 2018 compared to 76.4%, of the ACI ACL at December 31, 2017. This component of the ACL has declined $0.3 million to $6.2 million since December 31, 2017 due to impairment reversals on the residential pools, largely driven by loan pay-offs.

The commercial real estate component comprises 20.7% of the ACI ACL at December 31, 2018 and has decreased $0.4 million to $1.6 million since December 31, 2017. The commercial and industrial component comprises less than 1% of the ACI ACL at December 31, 2018.

The following table summarizes certain information with respect to our ACL on the total loan portfolio and the composition of charge-offs and recoveries for the periods indicated. Subsequent tables present this information separately for the originated, ANCI and ACI portfolios:

Table 23 – Allowance for Credit Losses Roll-forward

	Total Loans
	Year Ended December 31,
(In thousands)	2018	2017	2016	2015	2014
Allowance for credit losses at beginning of period	$87,576	$82,268	$79,783	$53,520	$44,269
Charge-offs	(8,045)	(6,871)	(49,302)	(10,734)	(9,307)
Recoveries	2,147	2,444	2,439	1,013	4,440
Provision for credit losses	12,700	9,735	49,348	35,984	14,118
Allowance for credit losses at end of period	$94,378	$87,576	$82,268	$79,783	$53,520

Loans at end of period, net of unearned income	$10,053,923	$8,253,427	$7,432,711	$6,916,520	$6,192,793
Average loans, net of unearned income	9,116,602	7,825,763	7,186,635	6,488,071	5,430,270
Ratio of ending allowance to ending loans	0.94%	1.06%	1.11%	1.15%	0.86%
Ratio of net charge-offs to average loans	0.06	0.06	0.65	0.15	0.09
Net charge-offs as a percentage of:
Provision for credit losses	46.44	45.48	94.96	27.01	34.47
Allowance for credit losses	6.25	5.06	56.96	12.18	9.09
Allowance for credit losses as a percentage of nonperforming loans	127.12	183.62	63.80	114.25	219.64

	Originated Loans
	Year Ended December 31,
(In thousands)	2018	2017	2016	2015	2014
Allowance for credit losses at beginning of period	$77,656	$71,012	$64,386	$32,242	$14,963
Charge-offs	(7,894)	(5,746)	(47,843)	(9,575)	(1,505)
Recoveries	1,581	882	1,614	220	309
Provision for credit losses	14,059	11,508	52,855	41,499	18,475
Allowance for credit losses at end of period	$85,402	$77,656	$71,012	$64,386	$32,242

Loans at end of period, net of unearned income	$9,503,685	$7,794,943	$6,878,645	$6,186,465	$5,120,227
Ratio of ending allowance to ending loans	0.90%	1.00%	1.03%	1.04%	0.63%
Net charge-offs as a percentage of:
Provision for credit losses	44.90	42.27	87.47	22.55	6.47
Allowance for credit losses	7.39	6.26	65.28	14.53	3.71
Allowance for credit losses as a percentage of nonperforming loans	117.51	173.33	58.49	116.56	498.48

	ANCI Loans
	Year Ended December 31,
(In thousands)	2018	2017	2016	2015	2014
Allowance for credit losses at beginning of period	$1,396	$978	$1,063	$1,475	$2,091
Charge-offs	(151)	(618)	(367)	(1,001)	(2,749)
Recoveries	394	635	321	204	467
Provision for credit losses	(587)	401	(39)	385	1,666
Allowance for credit losses at end of period	$1,052	$1,396	$978	$1,063	$1,475

Loans at end of period, net of unearned income	$346,963	$197,924	$229,784	$295,911	$440,915
Ratio of ending allowance to ending loans	0.30%	0.71%	0.43%	0.36%	0.33%
Net charge-offs (recoveries) as a percentage of:
Provision for credit losses	41.40	(4.24)	(115.38)	206.49	136.97
Allowance for credit losses	(23.10)	(1.22)	4.61	74.65	154.71
Allowance for credit losses as a percentage of nonperforming loans	67.18	52.38	25.29	30.16	35.26

	ACI Loans
	Year Ended December 31,
(In thousands)	2018	2017	2016	2015	2014
Allowance for credit losses at beginning of period	$8,524	$10,278	$14,334	$19,803	$27,215
Charge-offs	-	(507)	(1,092)	(158)	(5,053)
Recoveries	172	927	504	589	3,664
Provision for credit losses	(772)	(2,174)	(3,468)	(5,900)	(6,023)
Allowance for credit losses at end of period	$7,924	$8,524	$10,278	$14,334	$19,803

Loans at end of period, net of unearned income	$203,275	$260,560	$324,282	$434,144	$631,651
Ratio of ending allowance to ending loans	3.90%	3.27%	3.17%	3.30%	3.14%
Net charge-offs (recoveries) as a percentage of:
Provision for credit losses	22.28	19.32	(16.96)	7.31	(23.06)
Allowance for credit losses	(2.17)	(4.93)	5.71	(3.01)	7.01
Allowance for credit losses as a percentage of nonperforming loans	NM	NM	280.59	129.53	144.38

NM—not meaningful.

Deposits. Our strategy is to fund asset growth primarily with customer deposits in order to maintain a stable liquidity profile and a more competitive cost of funds. We categorize deposits as brokered and non-brokered consistent with the banking industry. All customer deposits are non-brokered. The following table illustrates the growth in our deposits during the periods indicated:

Table 24 – Deposits

				Percent to Total
	December 31,			December 31,			Percentage Change
(In thousands)	2018	2017	2016	2018	2017	2016	2018 vs 2017	2017 vs 2016
Noninterest-bearing demand	$2,454,016	$2,242,765	$1,840,955	22.9%	24.9%	23.0%	9.4%	21.8%
Interest-bearing demand	5,727,026	4,675,109	4,541,412	53.4	51.9	56.6	22.5	2.9
Savings	170,910	177,304	180,687	1.6	2.0	2.3	(3.6)	(1.9)
Time deposits less than $100,000	1,119,270	869,783	605,579	10.5	9.6	7.6	28.7	43.6
Time deposits greater than $100,000	1,237,467	1,046,554	848,116	11.6	11.6	10.5	18.2	23.4
Total deposits	$10,708,689	$9,011,515	$8,016,749	100.0%	100.0%	100.0%	18.8%	12.4%

Total brokered deposits	$1,037,474	$796,734	$1,041,858	9.7%	8.8%	13.0%	30.2%	(23.5)%

Domestic time deposits of $250,000 and over were $491.3 million and $382.4 million at December 31, 2018 and 2017, respectively. These amounts represented 4.6% and 4.2% of total deposits at December 31, 2018 and 2017, respectively.

Non-brokered deposit growth primarily resulted from organic customer acquisition with a key focus on the expansion of commercial deposit relationships and treasury management services. State Bank funds on deposit with us amounted to $311 million at December 31, 2018, allowing us to benefit partially from State Bank’s strong liquidity position in the fourth quarter of 2018 in advance of the merger.

The following table sets forth our average deposits and the average rates expensed for the periods indicated:

	Year Ended December 31,
	2018		2017		2016
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
(In thousands)	Outstanding	Paid	Outstanding	Paid	Outstanding	Paid
Noninterest-bearing demand	$2,137,953	—%	$1,965,070	—%	$1,688,405	—%
Interest-bearing deposits:
Interest-bearing demand	4,983,113	1.16	4,360,252	0.62	4,122,667	0.45
Savings	181,194	0.31	181,500	0.25	178,397	0.24
Time deposits	2,119,543	1.99	1,679,959	1.32	1,665,833	1.03
Total interest-bearing deposits	7,283,850	1.38	6,221,711	0.80	5,966,897	0.59
Total average deposits	$9,421,803	1.07%	$8,186,781	0.61%	$7,655,302	0.46%

Borrowings

The following is a summary of our borrowings for the periods indicated:

Table 25 – Borrowings

	December 31,
(In thousands)	2018	2017
Securities sold under repurchase agreements	$1,106	$1,026
Advances from FHLB	150,000	150,000
Senior debt	184,801	184,629
Subordinated debt	98,910	98,687
Junior subordinated debentures	36,953	36,472
Total borrowings	$471,770	$470,814
Average total borrowings - YTD	$565,658	$493,196

At December 31, 2018, the outstanding advance from the FHLB was a short-term fixed rate hybrid advance. At December 31, 2018, we had borrowing availability of $875.1 million from the FHLB. [Additionally, in February 2018, we entered a line of credit totaling $XX million with a financial institution.]

Our securities sold under agreements to repurchase generally mature within one to seven days from the transaction date. Securities underlying the repurchase agreements remain under the control of the Bank.

On June 16, 2014, we completed a $245 million unregistered multi-tranche debt transaction, and in March 2015, we completed an unregistered $50 million debt transaction ($10 million senior; $40 million subordinated). These transactions enhanced our liquidity and the Bank’s regulatory capital levels to support balance sheet growth. Details of the debt transaction are as follows (in thousands):

Table 26 – Senior and Subordinated Debt

	As of December 31,
	2018	2017
Senior debt
5-year senior holding company note, interest rate 4.875%, due June 28, 2019	$135,000	$135,000
7-year senior holding company note, interest rate 5.375%, due June 28, 2021	50,000	50,000
4-year senior holding company note, interest rate 4.875%, due June 28, 2019	10,000	10,000
Total senior debt issued	$195,000	$195,000
Subordinated debt
15-year, 10-year callable, subordinated holding company note, interest rate 7.250%, due June 28, 2029	$35,000	$35,000
15-year, 10-year callable, subordinated Bank note, interest rate 6.250%, due June 28, 2029	25,000	25,000
10-year, 5-year callable, subordinated holding company note, interest rate 6.5000% until March 2020, variable rate at 3-month LIBOR plus 4.663% until maturity of March 2025	40,000	40,000
Total subordinated debt issued	$100,000	$100,000

The senior transactions completed in 2014 were structured as 5- and 7-year maturities to provide holding company liquidity and to stagger our debt maturity profile. The $25 million and $35 million subordinated debt transactions were structured with a 15-year maturity, 10-year call provision, and fixed-to-floating rate notes to maximize both regulatory capital treatment and flexibility. The $40 million subordinated debt transaction was structured with a 10-year maturity and a 5-year call provision. The senior transaction completed in March 2015 includes a 4-year maturity. The subordinated debt structure was designed to achieve full Tier 2 capital treatment for 10 years.

In conjunction with our acquisitions of Cadence and Encore, we assumed certain junior subordinated debentures, which were marked to their fair value as of the acquisition dates. The related mark is being amortized over the remaining term of the junior subordinated debentures. The following is a list of our junior subordinated debt as of the dates indicated:

Table 27 – Junior Subordinated Debentures

	As of December 31,
	2018	2017
(In thousands)
Junior Subordinated Debentures
3-month LIBOR plus 2.85% junior subordinated debentures, due 2033	$30,000	$30,000
3-month LIBOR plus 2.95% junior subordinated debentures, due 2033	5,155	5,155
3-month LIBOR plus 1.75% junior subordinated debentures, due 2037	15,464	15,464
Total par value	50,619	50,619
Purchase accounting adjustment, net of amortization	(13,666)	(14,147)
Total junior subordinated debentures	$36,953	$36,472

Shareholders’ Equity

As of December 31, 2018, our ratio of shareholders’ equity to total assets was 11.30%, as compared to 12.41% and 11.34% as of December 31, 2017 and 2016, respectively. Our shareholders’ equity increased by $79.2 million in 2018 primarily as a result of earnings of $166.3 million. Cash dividends on common stock reduced shareholders’ equity by $46.0 million and changes in accumulated other comprehensive income reduced shareholders’ equity by $23.9 million due to a decrease of $22.1 million in the estimated fair value of investments available-for-sale (net of income taxes and reclassification adjustments). During 2018, we repurchased approximately 1.1 million shares of our common stock for $22.0 million pursuant to a share repurchase program authorized by the Board of Directors in October 2018, subsequently amended in December 2018. The repurchase program authorized a total amount not to exceed $81 million as part of the Company’s capital management strategies.

Regulatory Capital. We are required to comply with regulatory capital requirements established by Federal and State banking agencies. These regulatory capital requirements involve quantitative measures of the Company's assets, liabilities and selected off-balance sheet items, and qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject us to a series of increasingly restrictive regulatory actions.

Our regulatory capital amounts and ratios at December 31, 2018 and 2017 are presented in the following tables:

Table 28 – Regulatory Capital Amounts and Ratios

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
December 31, 2018
Actual:
Tier 1 leverage	$1,209,407	10.1%	$1,327,974	11.1%
Common equity tier 1 capital	1,172,454	9.8	1,277,974	10.7
Tier 1 risk-based capital	1,209,407	10.1	1,327,974	11.1
Total risk-based capital	1,403,311	11.8	1,447,719	12.1
Minimum requirement:
Tier 1 leverage	479,940	4.0%	479,667	4.0%
Common equity tier 1 capital	536,930	4.5	536,285	4.5
Tier 1 risk-based capital	715,907	6.0	715,047	6.0
Total risk-based capital	954,542	8.0	953,396	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	599,584	5.0%
Common equity tier 1 capital	N/A	N/A	774,634	6.5
Tier 1 risk-based capital	715,907	6.0	953,396	8.0
Total risk-based capital	1,193,178	10.0	1,191,745	10.0

	Consolidated Company		Bank
(In thousands)	Amount	Amount	Amount	Ratio
December 31, 2017
Actual:
Tier 1 leverage	$1,096,438	10.7%	$1,198,234	11.7%
Common equity tier 1	1,058,888	10.6	1,149,181	11.5
Tier 1 risk-based capital	1,096,438	10.9	1,198,234	12.0
Total risk-based capital	1,283,561	12.8	1,311,376	13.1
Minimum requirement:
Tier 1 leverage	410,770	4.0%	410,743	4.0%
Common equity tier 1	450,951	4.5	450,874	4.5
Tier 1 risk-based capital	601,269	6.0	601,165	6.0
Total risk-based capital	801,691	8.0	801,553	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	513,429	5.0%
Common equity tier 1	N/A	N/A	651,262	6.5
Tier 1 risk-based capital	601,269	6.0	801,553	8.0
Total risk-based capital	1,002,114	10.0	1,001,941	10.0

Liquidity

Overview

We measure and seek to manage liquidity risk by a variety of processes, including monitoring the composition of our funding mix; monitoring financial ratios specifically designed to measure liquidity risk; maintaining a minimum liquidity cushion; and performing forward cash flow gap forecasts in various liquidity stress testing scenarios designed to simulate possible stressed liquidity environments. We attempt to limit our liquidity risk by setting board-approved concentration limits on sources of funds and limits on liquidity ratios used to measure liquidity risk and maintaining adequate levels of on-hand liquidity. We use the following ratios to monitor and analyze our liquidity:

•	Total Loans to Total Deposits—the ratio of our outstanding loans to total deposits.
•	Non-Brokered Deposits to Total Deposits—the ratio of our deposits that are organically originated through commercial and branch activity to total deposits.
•	Brokered Deposits to Total Deposits—the ratio of our deposits generated through wholesale sources to total deposits.
•	Highly Liquid Assets to Uninsured Large Depositors—the ratio of cash and highly liquid assets to uninsured deposits with a current depository relationship greater than $10,000,000.
•	Wholesale Funds Usage—the ratio of our current borrowings and brokered deposits to all available wholesale sources with potential maturities greater than one day.
•	Wholesale Funds to Total Assets—the ratio of current outstanding wholesale funding to assets.

As of December 31, 2018, all our liquidity measures were within our established guidelines.

The goal of liquidity management is to ensure that we maintain adequate funds to meet changes in loan demand or any deposit withdrawals. Additionally, we strive to maximize our earnings by investing our excess funds in securities and other assets. To meet our short-term liquidity needs, we seek to maintain a targeted cash position and have borrowing capacity through many wholesale sources including the FHLB, correspondent banks and the Federal Reserve Bank. To meet long-term liquidity needs, we additionally depend on the repayment of loans, sales of loans, term wholesale borrowings, brokered deposits and the maturity or sale of investment securities. See “—Maturity Distribution of Investment Securities” and “—Selected Loan Maturity and Interest Rate Sensitivity.”

Maturity Distribution of Investment Securities

The following table shows the scheduled contractual maturities and average book yields (not tax-equivalent) of our investment securities held at December 31, 2018. Within our investment securities portfolio, expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations without call or prepayment penalties in certain instances. During the year ended December 31, 2018, we received cash proceeds from calls/maturities and paydowns on our investment securities portfolio totaling approximately $112 million.

Table 29 – Contractual Maturity of Investment Securities

	Contractual Maturity
(In thousands)	Within One Year	After One but Within Five Years	After Five but Within Ten Years	After Ten Years	Total
Investment securities
U.S. Treasury securities	$—	$100,413	$—	$—	$100,413
U.S. agency securities	—	3,949	44,586	12,441	60,975
Mortgage-backed securities	—	727	65,662	764,259	830,648
State, county and municipal securities	—	2,921	8,728	217,825	229,475
Total amortized cost	$—	$108,010	$118,976	$994,525	$1,221,511
Yield on investment securities	—%	1.11%	3.17%	3.13%	2.96%

Selected Loan Maturity

The repayment of loans as they mature is a source of long-term liquidity for us. The following table sets forth our loans by category maturing within specified intervals as of December 31, 2018. The information presented is based on the contractual maturities of the individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Consequently, management believes this treatment presents fairly the maturity and re-pricing of the loan portfolio.

Table 30 – Contractual Maturity of Loans

					Rate Structure for Loans Maturing Over One Year
(In thousands)	One Year or Less	Over One Year through Five Years	Over Five Years	Total	Fixed Interest Rate	Floating or Adjustable Rate
Commercial and Industrial
General C&I	$282,507	$2,623,738	$369,314	$3,275,559	$307,237	$2,685,815
Energy sector	82,434	1,201,278	2,063	1,285,775	28,415	1,174,926
Restaurant industry	95,379	933,968	66,822	1,096,169	7,937	992,854
Healthcare	69,852	418,091	51,896	539,839	45,064	424,923
Total commercial and industrial	530,172	5,177,075	490,095	6,197,342	388,653	5,278,518
Commercial Real Estate
Income producing	353,468	779,563	133,760	1,266,791	149,684	763,638
Land and development	14,816	34,713	14,419	63,948	6,298	42,834
Total commercial real estate	368,284	814,276	148,179	1,330,739	155,982	806,472
Consumer
Residential real estate	24,595	42,736	2,160,322	2,227,653	1,533,615	669,443
Other	49,477	16,327	1,296	67,100	12,839	4,784
Total consumer	74,072	59,063	2,161,618	2,294,753	1,546,454	674,227
Small Business Lending	55,774	113,318	97,191	266,283	188,040	22,469
Total loans	$1,028,302	$6,163,732	$2,897,083	$10,089,117	$2,279,129	$6,781,686

Maturities of Time Deposits

The aggregate amount of time deposits in denominations of $100,000 or more as of December 31, 2018, 2017 and 2016 was $1.24 billion, $1.05 billion and $0.85 billion, respectively.

At December 31, 2018, the scheduled maturities of time deposits greater than $100,000 were as follows:

Table 31 – Contractual Maturity of Time Deposits Greater than $100,000

	December 31, 2018
(In thousands)	Amount	Average Interest Rate
Under 3 months	$172,653	2.32%
3 to 6 months	169,628	2.45
6 to 12 months	499,545	2.40
12 to 24 months	327,424	2.35
24 to 36 months	61,608	2.51
36 to 48 months	4,485	1.31
Over 48 months	2,124	1.88
Total	$1,237,467	2.39%

Cash Flow Analysis

Cash and cash equivalents

At December 31, 2018, we had $779.3 million of cash and cash equivalents on hand, an increase of $48.5 million or 6.6% over our cash and cash equivalents of $730.8 million at December 31, 2017. At December 31, 2018, our cash and cash equivalents comprised 6.1% of total assets compared to 6.7% at December 31, 2017. We monitor our liquidity position and increase or decrease our short-term liquid assets as necessary. The higher balance in cash and cash equivalents at December 31, 2018 is due to timing of net loan funding and customer deposits at the end of the quarter.

Year Ended December 31, 2018 Compared to December 31, 2017

As shown in the Consolidated Statements of Cash Flows, operating activities provided $196.5 million in the year ended December 31, 2018 compared to $144.7 million in the year ended December 31, 2017. The increase in operating funds during the year ended December 31, 2018 was due primarily to an increase in net income and an increase in proceeds from sales of loans held for sale.

Investing activities during the year ended December 31, 2018 used $1.8 billion of net funds, due to net loan funding of $1.8 billion as compared to investing activities during the year ended December 31, 2017 using $1.0 billion of net funds, due to net loan funding of $0.8 billion.

Financing activities during the year ended December 31, 2018 provided net funds of $1.6 billion, due to an increase in deposits of $1.7 billion. This compares to financing activities during the year ended December 31, 2017 providing net funds of $1.3 billion, resulting from an increase in deposits of $1.0 billion and an increase in advances from the FHLB of $150.0 million.

Year Ended December 31, 2017 Compared to December 31, 2016

As shown in the Consolidated Statements of Cash Flows, operating activities provided $144.7 million in the year ended December 31, 2017 compared to $118.0 million in the year ended December 31, 2016. The increase in operating funds during the year ended December 31, 2017 was due primarily to an increase in net income.

Investing activities during the year ended December 31, 2017 used $951.1 million of net funds, due to net loan funding of $847.4 million and the purchase of available-for-sale securities as compared to investing activities during the year ended December 31, 2016 using $993.4 million of net funds, due to net loan funding of $913.1 million and the purchase of available-for-sale securities.

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

The following tables summarize these relationships as of December 31, 2018 by contractual cash obligations and commercial commitments:

Table 32 – Contractual Cash Obligations

	Payments Due by Period
(In thousands)	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual Cash Obligations
Senior debt	$195,000	$145,000	$50,000	$—	$—
Subordinated debt	100,000	—	—	—	100,000
Junior subordinated debentures	50,619	—	—	—	50,619
Operating leases(1)	43,572	10,304	17,778	10,188	5,302
Limited partnership investments(2)	37,518	31,187	6,137	74	120
Other(3)	3,808	376	760	769	1,903
Total contractual cash obligations	$430,517	$186,867	$74,675	$11,031	$157,944

(1)	See Note 5 to our 2018 Consolidated Financial Statements. The above includes rent and other cost due under the lease such as property taxes.
(2)	Includes remaining capital commitments to certain limited partnership investments.
(3)	Represents unfunded post-retirement benefit obligations of the legacy banks. See Note 13 to our 2018 Consolidated Financial Statements.

The following table includes our commitments to extend credit including home equity lines, overdraft protection lines, and letters of credit as of December 31, 2018.

Table 33 – Commitments to Extend Credit

	Commitments by Period
(In thousands)	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Commitments to extend credit	$4,078,708	$581,410	$1,459,690	$1,646,374	$391,234
Commitments to grant loans	103,570	103,570	—	—	—
Standby letters of credit	141,214	63,905	55,842	21,467	—
Performance letters of credit	21,026	6,886	7,642	6,498	—
Commercial letters of credit	11,262	919	611	9,572	160
Total	$4,355,780	$756,690	$1,523,785	$1,683,911	$391,394

Such financial instruments are recorded when they are funded and not on the date of entry into the obligation to extend credit. Commitments to extend credit and letters of credit include some exposure to credit loss in the event of default by the customer and exposure to liquidity risk during economic downturns. See “Risk Factors—Risks Relating to Our Business”. The borrowing needs of our clients may increase, especially during a challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present significant liquidity risk in a normal operating environment. No significant losses on commitments were incurred during the three years in the period ended December 31, 2018. We do not currently anticipate any significant future losses as a result of these transactions.

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to unanticipated changes in net interest earnings or changes in the fair value of financial instruments due to fluctuations in interest rates, exchange rates and equity prices. Our primary market risk is interest rate risk (“IRR”).

IRR is the risk that changing market interest rates may lead to an unexpected decline in our earnings or capital. The main causes of IRR are the differing structural characteristics of the balance sheet’s assets, liabilities and off-balance sheet obligations and their cumulative net reaction to changing interest rates. These structural characteristics include timing differences in maturity or repricing and the effect of embedded options such as loan prepayments, securities prepayments and calls, interest rate caps and floors, and deposit withdrawal options. In addition to these sources of IRR, basis risk results from differences in the spreads between various market interest rates and changes in the slope of the yield curve which can contribute to additional IRR.

We evaluate IRR and develop guidelines regarding balance sheet composition and re-pricing, funding sources and pricing, and off-balance sheet commitments that aim to moderate IRR. We use financial simulation models that reflect various interest rate scenarios and the related impact on net interest income over specified periods of time. We refer to this process as asset/liability management, or “ALM.”

The primary objective of ALM is to seek to manage interest rate risk and desired risk tolerance for potential fluctuations in net interest income (“NII”) throughout interest rate cycles, which we aim to achieve by maintaining a balance of interest rate sensitive earning assets and liabilities. In general, we seek to maintain a desired risk tolerance with asset and liability balances within maturity and repricing categories to limit our exposure to earnings volatility and changes in the value of assets and liabilities as interest rates fluctuate over time. Adjustments to maturity categories can be accomplished either by lengthening or shortening the duration of either an individual asset or liability category, or externally with interest rate contracts, such as interest rate swaps, caps, collars, and floors. See “—Interest Rate Exposures” for a more detailed discussion of our various derivative positions.

Our asset and liability management strategy is formulated and monitored by our Asset/Liability Management Committee (“ALCO”) in accordance with policies approved by the Board of Directors. The ALCO meets regularly to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, recent purchase and sale activity, maturities of securities and borrowings, and projected future transactions. The ALCO also establishes and approves pricing and funding decisions with respect to overall asset and liability composition. The ALCO reports regularly to our Board of Directors.

Financial simulation models are the primary tools we use to measure IRR exposures. By examining a range of hypothetical deterministic interest rate scenarios, these models provide management with information regarding the potential impact on NII and Economic Value of Equity (“EVE”) caused by changes in interest rates.

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

Interest Rate Exposures

Based upon the current interest rate environment as of December 31, 2018, our net interest income simulation model projects our sensitivity to an instantaneous increase or decrease in interest rates was as follows:

Table 34 – Interest Rate Sensitivity

	Increase (Decrease)
(in millions)	Net Interest Income		Economic Value of Equity
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent	Amount	Percent
+ 200 BP	$63.0	14.41%	$522.7	24.00%
+ 100 BP	31.7	7.26	288.4	13.24
- 100 BP	(32.6)	(7.45)	(366.0)	(16.81)
- 200 BP	(68.3)	(15.62)	(847.4)	(38.91)

Based upon the current interest rate environment as of December 31, 2018, the following table reflects our sensitivity to a gradual increase or decrease in interest rates over a twelve-month period:

	Increase (Decrease)
(in millions)	Net Interest Income
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent
+ 200 BP	$49.9	11.41%
+ 100 BP	25.1	5.74
- 100 BP	(25.9)	(5.93)
- 200 BP	(53.5)	(12.22)

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

Post State Bank merger we believe our interest sensitivities to remain directionally the same with a consistent magnitude as a percentage of NII and EVE.

Derivative Positions

Overview. Our Board of Directors has authorized the ALCO to utilize financial futures, forward sales, options, interest rate swaps, caps, collars, and floors, and other instruments to the extent appropriate, in accordance with regulations and our internal policy. We expect to use interest rate swaps, caps, collars, and floors as macro hedges against inherent rate sensitivity in our securities portfolio, our loan portfolio and our liabilities.

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

Forward Purchase Commitments. If we determine that the amount of our forward sales commitments exceeds the amount necessary to mitigate the interest rate risk in the rate lock commitments, we will seek to enter into forward purchase commitments to purchase MBS on an agreed-upon date and price similar to the terms of forward sales commitments. These commitments are non-hedging derivatives in accordance with current accounting guidance and recorded at fair value, with changes in fair value reflected currently in earnings in mortgage banking revenue.

Interest Rate Swaps/Floor/Cap/Collar Agreements not Designated as Hedging Derivatives. To attempt to meet the financing needs and interest rate risk management needs of our customers, we enter into interest rate swap, floor, collar, or cap agreements related to commercial loans with customers while at the same time entering into offsetting interest rate agreements with other financial institution in order to minimize IRR. These interest rate swap agreements are non-hedging derivatives and are recorded at fair value with changes in fair value reflected in earnings in other noninterest income. The fair value of these derivatives is recorded on the consolidated balance sheet in other assets and other liabilities.

Cash Flow Hedges. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company uses interest rate swaps, caps, floors, and collars to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans (1-Month LIBOR). In June 2015 and March 2016, the Company entered into interest rate swap agreements with notional values totaling $982 million and $350 million, respectively, to manage overall cash flow changes related to interest rate risk exposure on the 1-Month LIBOR rate indexed loans. In 2018 and 2017, interest rate swap agreements matured with notional amounts totaling $382 million and $300 million, respectively. The following is a detail of our cash flow hedges as of December 31, 2018:

Effective Date	Maturity Date	Notional Amount (In Thousands)	Fixed Rate	Variable Rate
June 30, 2015	December 31, 2019	$300,000	1.51%	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.60	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.59	1 Month LIBOR

The following summarizes all derivative positions as of December 31, 2018:

Table 35 – Derivatives

	December 31, 2018			December 31, 2017
		Fair Value			Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$650,000	$—	$23,968	$1,032,000	$—	$21,394
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	1,155,942	4,439	1,777	737,533	2,056	2,056
Commercial loan interest rate caps	88,430	239	239	186,290	153	153
Commercial loan interest rate floors	652,822	5,587	5,587	330,764	1,054	1,054
Commercial loan interest rate collars	80,000	96	96
Mortgage loan held for sale interest rate lock commitments	5,286	72	—	6,119	50	—
Mortgage loan forward sale commitments	1,959	5	—	4,565	10	—
Mortgage loan held for sale floating commitments	14,690	—	—	11,800	—	—
Foreign exchange contracts	46,971	698	683	41,688	635	623
Total derivatives not designated as hedging instruments	2,046,100	11,136	8,382	1,318,759	3,958	3,886
Total derivatives	$2,696,100	$11,136	$32,350	$2,350,759	$3,958	$25,280

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

Fair value is defined as the price at which an asset may be sold, or a liability may be transferred in an orderly transaction between willing and able market participants. In general, our policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for our liabilities).

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

Management assesses the valuation allowance recorded against deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence. Management concluded, based on the assessment of all of the positive and negative evidence, it was more likely than not the net deferred tax asset of $33.2 million and $30.8 at December 31, 2018 and 2017, respectively, will be realized. This conclusion was based primarily on projections of future taxable income and the expected reversal of existing deferred tax liabilities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management Report On Internal Control Over Financial Reporting

To the Board of Directors of Cadence Bancorporation

The management of Cadence Bancorporation (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements in the Company’s financial statements, including the possibility of circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of a change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on its assessment, management believes that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

/s/ Paul B. Murphy, Jr.	/s/ Valerie C. Toalson
Paul B. Murphy, Jr.	Valerie C. Toalson
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cadence Bancorporation

Opinion on Internal Control Over Financial Reporting

We have audited Cadence Bancorporation and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cadence Bancorporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Cadence Bancorporation and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 1, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Birmingham, Alabama

March 1, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cadence Bancorporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cadence Bancorporation and subsidiaries (the Company)
as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway (2013 framework) and our report dated March 1, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Birmingham, Alabama
March 1, 2019

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
(In thousands, except share data)
ASSETS
Cash and due from banks	$237,342	$238,707
Interest-bearing deposits with banks	523,436	482,568
Federal funds sold	18,502	9,536
Total cash and cash equivalents	779,280	730,811
Investment securities available-for-sale	1,187,252	1,257,063
Investment securities held-to-maturity (estimated fair value of $311 at December 31, 2017)	—	290
Other securities - FRB and FHLB stock	50,752	50,009
Loans held for sale	59,461	61,359
Loans	10,053,923	8,253,427
Less: allowance for credit losses	(94,378)	(87,576)
Net loans	9,959,545	8,165,851
Premises and equipment, net	63,621	63,432
Other real estate owned	2,406	7,605
Cash surrender value of life insurance	109,850	108,148
Net deferred tax asset	33,224	30,774
Goodwill	307,083	317,817
Other intangible assets, net	7,317	10,223
Other assets	170,494	145,544
Total Assets	$12,730,285	$10,948,926
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$2,454,016	$2,242,765
Interest-bearing deposits	8,254,673	6,768,750
Total deposits	10,708,689	9,011,515
Securities sold under agreements to repurchase	1,106	1,026
Federal Home Loan Bank advances	150,000	150,000
Senior debt	184,801	184,629
Subordinated debt	98,910	98,687
Junior subordinated debentures	36,953	36,472
Other liabilities	111,552	107,541
Total liabilities	11,292,011	9,589,870
Shareholders' Equity:
Common stock $0.01 par value, authorized 300,000,000 shares; 83,625,000 shares issued and 82,497,009 shares outstanding at December 31, 2018 and 83,625,000 shares issued and outstanding at December 31, 2017	836	836
Additional paid-in capital	1,041,000	1,037,040
Treasury stock, at cost 1,127,991 shares outstanding at December 31, 2018	(22,010)	—
Retained earnings	461,360	340,213
Accumulated other comprehensive loss	(42,912)	(19,033)
Total shareholders' equity	1,438,274	1,359,056
Total Liabilities and Shareholders' Equity	$12,730,285	$10,948,926

See accompanying notes to the consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except share and per share data)	2018	2017	2016
INTEREST INCOME
Interest and fees on loans	$470,144	$359,308	$305,553
Interest and dividends on securities:
Taxable	23,793	18,089	15,838
Tax-exempt	9,541	13,360	8,752
Other interest income	9,188	6,110	5,107
Total interest income	512,666	396,867	335,250
INTEREST EXPENSE
Interest on time deposits	42,093	22,213	17,191
Interest on other deposits	58,354	27,486	18,255
Interest on borrowed funds	24,478	20,952	20,365
Total interest expense	124,925	70,651	55,811
Net interest income	387,741	326,216	279,439
Provision for credit losses	12,700	9,735	49,348
Net interest income after provision for credit losses	375,041	316,481	230,091
NONINTEREST INCOME
Investment advisory revenue	21,347	20,517	18,811
Trust services revenue	17,760	19,264	16,109
Credit related fees	16,124	12,166	10,729
Service charges on deposit accounts	15,432	15,272	13,793
Other service fees	5,345	4,414	2,884
Mortgage banking income	2,372	3,731	4,663
Securities (losses) gains, net	(1,853)	(146)	3,736
Other income	18,111	24,656	17,678
Total noninterest income	94,638	99,874	88,403
NONINTEREST EXPENSE
Salaries and employee benefits	154,905	139,118	125,068
Premises and equipment	30,478	28,921	27,982
Merger related expenses	2,983	—	—
Intangible asset amortization	2,755	4,652	6,532
Other expense	67,180	60,665	60,598
Total noninterest expense	258,301	233,356	220,180
Income before income taxes	211,378	182,999	98,314
Income tax expense	45,117	80,646	32,540
Net income	$166,261	$102,353	$65,774
Weighted average common shares outstanding (Basic)	83,562,109	81,072,945	75,000,000
Weighted average common shares outstanding (Diluted)	84,375,289	81,605,015	75,294,600
Earnings per common share (Basic)	$1.99	$1.26	$0.88
Earnings per common share (Diluted)	$1.97	$1.25	$0.87

See accompanying notes to the consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net income	$166,261	$102,353	$65,774
Other comprehensive (losses) gains, net of tax:
Net unrealized (losses) gains on securities available-for-sale:
Net unrealized (losses) gains arising during the period (net of $7,067, $(10,558) and $14,691 tax effect, respectively)	(23,544)	21,513	(25,361)
Reclassification adjustments for gains (losses) realized in net income (net of $(428), $(54), $1,377 tax effect, respectively)	1,425	92	(2,359)
Net unrealized (losses) gains on securities available-for-sale	(22,119)	21,605	(27,720)
Unrealized losses on derivative instruments designated as cash flow hedges:
Net unrealized (losses) arising during the period (net of $1,777, $783 and $2,712 tax effect, respectively)	(5,934)	(643)	(4,732)
Reclassification adjustments for gains (losses) realized in net income (net of $(1,193), $1,336 and $4,149 tax effect, respectively)	3,971	(2,339)	(7,106)
Net change in unrealized (losses) on derivative instruments	(1,963)	(2,982)	(11,838)
Change in pension liability:
Actuarial gains (losses) arising during the period (net of $(62), $(11) and $81 tax effect, respectively)	203	37	(145)
Reclassification adjustments for gains realized in net income (net of $0, $(26) and $(77) tax effect, respectively)	—	84	132
Net unrealized gains (losses) on pension liability	203	121	(13)
Other comprehensive (losses) gains, net of tax	(23,879)	18,744	(39,571)
Comprehensive income	$142,382	$121,097	$26,203

See accompanying notes to the consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated OCI	Total Shareholders' Equity
Balance, December 31, 2015	$750	$879,578	$—	$166,840	$7,040	$1,054,208
Equity-based compensation cost	—	87	—	—	—	87
Net income	—	—	—	65,774	—	65,774
Other comprehensive loss	—	—	—	—	(39,571)	(39,571)
Balance, December 31, 2016	750	879,665	—	232,614	(32,531)	1,080,498
Equity-based compensation cost	—	1,880		—	—	1,880
Net income	—	—	—	102,353	—	102,353
Other comprehensive income	—	—	—	—	18,744	18,744
Reclassification of amounts within AOCI to retained earnings due to tax reform (Notes 1 and 11)	—	—	—	5,246	(5,246)	—
Issuance of 8,625,000 common shares, net of issuance costs	86	155,495	—	—	—	155,581
Balance, December 31, 2017	836	1,037,040	—	340,213	(19,033)	1,359,056
Equity-based compensation cost	—	3,960	—	—	—	3,960
Net income	—	—	—	166,261	—	166,261
Cash dividends declared ($0.55 per common share)	—	—	—	(45,995)	—	(45,995)
Dividend equivalents on restricted stock (Note 22)	—	—	—	(119)	—	(119)
Cumulative effect of adoption of new accounting principles (Note 1)	—	—	—	1,000	—	1,000
Purchase of treasury stock - at cost	—	—	(22,010)			(22,010)
Other comprehensive income	—	—	—	—	(23,879)	(23,879)
Balance, December 31, 2018	$836	$1,041,000	$(22,010)	$461,360	$(42,912)	$1,438,274

See accompanying notes to the consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$166,261	$102,353	$65,774
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	20,366	13,635	13,250
Deferred income tax expense	4,464	44,388	5,980
Provision for loan losses	12,700	9,735	49,348
Loss (gain) on sale of securities, net	1,853	146	(3,736)
Gain on sale of loans, net	(1,422)	(2,670)	(2,904)
Loss on foreclosed property, net	338	1,073	2,114
Increase in interest receivable	(8,985)	(7,904)	(4,155)
Proceeds from sales of loans held for sale	290,733	195,130	137,351
Origination of loans held for sale	(271,680)	(237,404)	(136,774)
(Increase) decrease in other assets	(21,644)	4,079	(11,685)
Increase in other liabilities	1,610	18,078	1,011
Gain on sale of insurance subsidiary assets	(4,871)	—	—
Other, net	1,446	4,059	2,439
Net cash flows provided by operating activities	191,169	144,698	118,013
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(342,500)	(369,786)	(1,120,250)
Proceeds from sales of securities available-for-sale	268,799	161,401	538,960
Proceeds from maturities, calls and paydowns of securities available-for-sale	111,801	96,728	134,501
Proceeds from sale of loans transferred to held for sale	20,894	17,613	328,381
Increase in loans, net	(1,848,463)	(847,428)	(913,069)
Proceeds from sale of insurance subsidiary assets	15,876	—	—
Purchase of premises and equipment	(10,698)	(6,428)	(5,356)
Proceeds from disposition of foreclosed property	7,947	17,220	28,489
Other, net	4,395	(20,423)	14,986
Net cash used in investing activities	(1,771,949)	(951,103)	(993,358)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits, net	1,697,174	994,778	1,029,487
Net change in securities sold under agreements to repurchase	80	(2,468)	(2,346)
Net change in FHLB advances	—	150,000	(370,000)
Purchase of senior debt	—	(9,600)	(78)
Repurchase of common stock	(22,010)	—	—
Cash dividends paid on common stock	(45,995)	—	—
Proceeds from issuance of common stock	—	155,581	—
Net cash provided by financing activities	1,629,249	1,288,291	657,063
Net increase (decrease) in cash and cash equivalents	48,469	481,886	(218,282)
Cash and cash equivalents at beginning of period	730,811	248,925	467,207
Cash and cash equivalents at end of period	$779,280	$730,811	$248,925

See accompanying notes to the consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cadence Bancorporation (the “Company”) is a Delaware corporation and a financial holding company whose primary asset is its investment in its wholly owned subsidiary bank, Cadence Bank National Association (the “Bank”).

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

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events,” the Company’s Management has evaluated subsequent events for potential recognition or disclosure in the consolidated financial statements through the date of the issuance of these consolidated financial statements. No subsequent events were identified that would have required a change to the consolidated financial statements or disclosure in the notes to the consolidated financial statements, other than as disclosed in Note 2, Subsequent Events.

Nature of Operations

The Company’s subsidiaries include:

•	Town & Country Insurance Agency, Inc., dba Cadence Insurance—full service insurance agency (see “Sale of Subsidiary”); and
•	The Bank.

The Bank operates under a national bank charter and is subject to regulation by the Office of the Comptroller of the Currency (“OCC”). The Bank provides lending services in Georgia and full banking services in five southern states: Alabama, Florida, Mississippi, Tennessee, and Texas. See Note 2, Subsequent Events, regarding the completion of its previously announced merger with State Bank Financial Corporation.

The Bank’s subsidiaries include:

•	Linscomb & Williams Inc. —financial advisory firm, and
•	Cadence Investment Services, Inc.—provides investment and insurance products.

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

Sale of Subsidiary

On May 31, 2018 the Company completed the sale of the assets of its subsidiary, Town & Country Insurance Agency, Inc. (“T&C) to an unrelated third party, selling $11.1 million in net assets, including $10.9 million in goodwill and intangibles. This transaction resulted in a pre-tax gain of $4.9 million recorded in noninterest income, offset by $1.1 million in sale related expenses recorded in noninterest expenses during the second quarter of 2018.

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

Securities Held-to-Maturity

Securities classified as held-to-maturity are those securities for which there is a positive intent and ability to hold to maturity. These securities are carried at cost, adjusted for amortization of premium and accretion of discount, computed by the effective interest method. The Company had no securities held-to-maturity at December 31, 2018.

Equity Securities with readily determinable fair values not held for trading

Securities with readily determinable fair values not held for trading consist of marketable equity securities which are carried at fair value with changes in fair value reported in net income.

Trading Account Securities

Trading account securities are securities that are held for the purpose of selling them at a profit. The Company had no trading account securities as of December 31, 2018 or 2017.

FHLB and FRB Stock

The Company has ownership in Federal Home Loan Bank of Atlanta (“FHLB”) and Federal Reserve Bank (“FRB”) stock which do not have readily determinable fair values and no quoted market values, as ownership is restricted to member institutions, and all transactions take place at par value with the FHLB or FRB as the only purchaser. Therefore, the Company accounts for these investments as long-term assets and carries them at cost. Management’s determination as to whether these investments are impaired is based on management’s assessment of the ultimate recoverability of the par value (cost) rather than recognizing temporary declines in fair value. In order to become a member of the Federal Reserve System, regulations require that the Company hold a certain amount of FRB capital stock. Additionally, investment in FHLB stock is required for membership in the FHLB system and in relation to the level of FHLB outstanding borrowings.

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

Interest Rate Swap, Floor, Cap, and Collar Agreements Not Designated as Hedging Derivatives

The Company enters into interest rate swap, floor, cap and collar agreements on commercial loans with customers to meet the financing needs and interest rate risk management needs of its customers. At the same time, the Company enters into offsetting interest rate swap agreements with a financial institution in order to minimize the Company’s interest rate risk. These interest rate agreements are non-hedging derivatives and are recorded at fair value with changes in fair value reflected in noninterest income. The fair value of these derivatives is recorded on the consolidated balance sheets in other assets and other liabilities.

Interest Rate Swap, Floor, Cap, and Collar Agreements Designated as Cash Flow Hedges

Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions.  The Company uses interest rate swaps, caps, collars, and floors to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans. The entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income when the forecasted transaction affects income.  The Company assesses the effectiveness of hedging derivatives during the initial period with a quantitative test such as statistical regression on a prospective and retrospective basis. For subsequent periods, the effectiveness of hedging derivatives is assessed qualitatively by assuring the notional amounts of the respective derivative instruments are equal to or less than the current balance of the hedged items.

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

Refer to Note 7 for further discussion and details of derivative financial instruments and hedging activities.

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

Loans Held for Sale

Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. The Company also transfers certain mortgage loans to held for sale when management has the intent to sell the loan or a portion of the loan in the near term. These held for sale loans are recorded at the lower of cost or estimated fair value. At the time of transfer, write-downs on the loans are recorded as charge-offs and a new cost basis is established. Generally, loans in this category are sold within thirty days. These loans are primarily sold with the mortgage servicing rights released. Fees on mortgage loans sold individually in the secondary market, including origination fees, service release premiums, processing and administrative fees, and application fees, are recognized as mortgage banking revenue in the period in which the loans are sold. These loans are underwritten to the standards of upstream correspondents and are held on the Company’s consolidated balance sheets until the loans are sold. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include early payment default, breach of representations or warranties, and documentation deficiencies. During 2018, 2017 and 2016, an insignificant number of loans were returned to the Company.

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

A summary of the loans held for sale at December 31, 2018 and 2017 is as follows:

	As of December 31,
(In thousands)	2018	2017
Mortgage loans held for sale	$17,004	$5,834
Commercial loans held for sale	42,457	55,525
Loans held for sale	$59,461	$61,359

Loans (Excluding Acquired Credit Impaired Loans)

Loans include loans that are originated by the Company and acquired loans that are not considered impaired at acquisition. Loans originated by the Company are carried at the principal amount outstanding adjusted for the allowance for credit losses, net of deferred origination fees, and unamortized discounts and premiums. Interest income is recognized based on the principal balance outstanding and the stated rate of the loan. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan. Loans acquired through acquisition are initially recorded at fair value. Discounts and premiums created when the loans were recorded at their estimated fair values at acquisition are accreted over the remaining term of the loan as an adjustment to the related loan’s yield.

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

A loan is considered to be impaired when it appears probable that the entire amount contractually due will not be collected in accordance with the terms of the loan agreement. Factors considered in determining impairment include payment status, collateral values, and the probability of collecting scheduled payments of principal and interest when due. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price, or based on the fair value of the collateral less disposal costs if the loan is collateral dependent.

Included in impaired loans are loans considered troubled debt restructurings (“TDRs”). The Company attempts to work with borrowers when necessary to extend or modify loan terms to better align with the borrower’s ability to repay. Extensions and modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance. A modification is classified as a TDR if the borrower is experiencing financial difficulty and it is determined that the Company has granted a concession to the borrower. The Company may determine that a borrower is experiencing financial difficulty if the borrower is currently in default on any of its debt, or if it is probable that a borrower may default in the foreseeable future without the modification. Concessions could include reductions of interest rates at a rate lower than current market rate for a new loan with similar risk, extension of the maturity date, reduction of accrued interest, principal forgiveness, forbearance, or other concessions. The assessments of whether a borrower is experiencing or will likely experience financial difficulty and whether a concession has been granted can be subjective in nature, and management’s judgment is required when determining whether a modification is classified as a TDR.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) is established through charges to income in the form of a provision for credit losses. The ACL is maintained at a level that management believes is adequate to absorb all probable losses inherent in the loan portfolio which are incurred as of the reporting date. Events that are not within the Company’s control, such as changes in economic factors, could change subsequent to the reporting date and could cause the ACL to be overstated or understated. The amount of the ACL is affected by loan charge-offs, which decrease the ACL; recoveries on loans previously charged off, which increase the ACL; and the provision for credit losses charged to income, which increases the ACL. In determining the provision for credit losses, management monitors fluctuations in the ACL resulting from actual charge-offs and recoveries and reviews the size and composition of the loan portfolio in light of current and anticipated economic conditions.

The ACL is comprised of the following four components:

•

Specific reserves are recorded on loans reviewed individually for impairment. Generally, all loans that are individually identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. A loan is considered impaired when, based on current information, it is probable that we will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price or based on the fair value of the collateral if the loan is collateral dependent. When management’s measured value of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the loss exposure for each credit, given the payment status, the financial condition of the borrower and any guarantors and the value of any underlying collateral. Loans that are individually identified as impaired are excluded from the general reserve calculation described below. Changes in specific reserves from period to period are the result of changes in the circumstances of individual loans such as charge-offs, payments received, changes in collateral values or other factors.

•

For loans not considered to be impaired, a general reserve is maintained for each loan segment in the loan portfolio. Due to the growth of the credit portfolio into new geographic areas and into new commercial segmentations and the lack of seasoning of the portfolio, the Company recognizes there is limited historical loss information to adequately estimate loss rates based primarily on historical loss data. Therefore, external loss data was acquired from the research arm of a nationally recognized risk rating agency to act as a proxy for loss rates within the ACL model until sufficient loss history can be accumulated from the Company’s loss experience in these segments. These loss rates were developed specifically for the Company’s customer risk profile and portfolio mix. The Company monitors actual loss experience for each loan segment for adjustments required to the loss rates utilized.

•

In assessing the overall risk of the credit portfolio, the ACL Committee also considers the following qualitative factors that may affect credit losses within the current credit portfolio. Management discretion dictates how these factors should affect certain segments (or the entire portfolio) according to a number of basis points to be added to (or subtracted from) loan loss rates. By their nature, qualitative adjustments attempt to quantify and standardize factors that serve as “leading indicators” of credit deterioration or improvement. These primary adjustment factors include, but are not limited to the following:

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
•

In connection with acquisitions (see Accounting for Acquired Loans), the Company acquired certain loans considered impaired and accounts for these loans under the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, which require the initial recognition of these loans at the present value of amounts expected to be received. The ACL previously associated with these loans does not carry over to the books of the acquiring entity. Any decreases in expected cash flows subsequent to acquisition are recorded in the ACL. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life.

Management presents the quarterly review of the ACL to the Bank’s Board of Directors.. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change.

The reserve for unfunded commitments is determined by assessing three distinct components:  unfunded commitment volatility in the portfolio (excluding commitments related to letters of credit and commitment letters), adverse letters of credit, and adverse lines of credit.  Unfunded commitment volatility is calculated on a trailing eight quarter basis; the resulting expected funding amount is then reserved for based on the current combined reserve rate of the pass-rated originated and ANCI loans.  Adverse lines and letters of credit are assessed individually based on funding and loss expectations as of the period end.  The reserve for unfunded commitments is recorded in other liabilities and other noninterest expense separate from the allowance and provision for credit losses. As of December 31, 2018, and 2017, the reserve for unfunded commitments totaled $0.6 million and $0.8 million, respectively.

Accounting for Acquired Loans

Acquired Loans

The Company accounts for its acquisitions under ASC Topic 805, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No ACL related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. The fair value estimates associated with the loans include estimates related to the amount and timing of undiscounted expected principal, interest and other cash flows, as well as the appropriate discount rate. At the time of acquisition, the Company estimated the fair value of the total acquired loan portfolio by segregating the portfolio into loan pools with similar characteristics and certain specifically-reviewed non-homogeneous loans. The similar characteristics used to establish the pools included:

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

Other Real Estate

Other real estate (“OREO”) consists of properties acquired through foreclosure and unutilized bank-owned properties. These properties, as held for sale properties, are recorded at fair value, less estimated costs to sell, on the date of foreclosure establishing a new cost basis for the property. Subsequent to the foreclosure date the OREO is maintained at the lower of cost or fair value. Any write-down to fair value required at the time of foreclosure is charged to the ACL. Subsequent gains or losses resulting from the sale of the property or additional valuation allowances required due to further declines in fair value are reported in other noninterest expense. The amount of loans in the process of foreclosure or physical possession for single-family residential properties was $3.8 million and $4.4 million as of December 31, 2018 and 2017, respectively. The amount of residential real estate properties held in OREO was $0.9 million and $2.7 million as of December 31, 2018 and 2017, respectively.

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

A reporting unit is defined as an operating segment or a component of that operating segment, as defined in ASC 280. Reporting units may vary, depending on the level at which performance of the segment is reviewed. No impairment was identified in any reporting unit in 2018, 2017 or 2016.

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

Net Profits Interests

The Bank owns a net profits interest in oil and gas reserves received in connection with the reorganization under bankruptcy of a loan customer. In the fourth quarter of 2018, the Company sold a previously owned net profit interest for $5.3 million.  These interests are considered financial interests and are recorded at estimated fair value using discounted cash flow analyses applied to the expected cash flows from the producing developed wells.  Because the expected cash flows are based on the current and projected prices for oil and gas, the fair value is subject to change based on these commodity markets. Any adjustments to fair value will be recorded in other noninterest income. The amount in other assets was $5.8 million and $15.8 million as of December 31, 2018 and 2017, respectively.  See Note 19, Disclosure About Fair Value of Financial Instruments, for more information.

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

Treasury Stock and Share Repurchases

In October 2018, the Company’s Board of Directors authorized a share repurchase program in an amount of up to $50 million as part of the Company’s overall capital management strategies. See Note 2, Subsequent Events for information regarding shares repurchased after year end.

The purchase of the Company’s common stock is recorded at cost. At the date of repurchase, shareholders’ equity is reduced by the repurchase price. Upon retirement, or upon purchase for constructive retirement, treasury stock would be reduced by the cost of such stock with the excess of repurchase price over par or stated value recorded in additional paid-in capital. If the Company subsequently reissues treasury shares, treasury stock is reduced by the cost of such stock with differences recorded in additional paid-in capital or retained earnings, as applicable.

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

Bankcard Fees

Bankcard fees include primarily bankcard interchange revenue, which is recorded when services are provided.

Basic and Diluted Earnings Per Share

Basic earnings per share is calculated using the two-class method to determine income attributable to common shareholders. Unvested share-based payment awards that contain nonforfeitable rights to dividends are considered participating securities under the two-class method. Net income attributable to common shareholders is then divided by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared on the net income of the Company. Diluted earnings per share is calculated by dividing net income available to common shareholders by the total of the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding share-based compensation awards.

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

Employee Benefits

The Company offers a 401(k) defined contribution benefit plan to its employees. The plan provides for a 100% match of employee contributions up to three percent of employee compensation and a 50% match of employee contributions on the next three percent of employee compensation.  All contributions and related earnings are 100% vested.

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

Prior to its acquisition by Cadence Bancorp, LLC (“LLC”), the Company entered into agreements with certain senior officers to establish an unqualified supplemental retirement plan. The plan allows for fixed payment amounts to begin on a monthly basis at age 65. The annual cost charged to expense and the estimated present value of the projected payments was determined in accordance with the provisions of ASC Topic 715. The present value of projected payments is recorded as a liability, in accordance with ASC Subtopic 710-30, in the Company’s consolidated balance sheets.

The Company provides a voluntary deferred compensation plan for certain of its executive and senior officers. Under this plan, the participants may defer up to 25% of their base compensation and 100% of certain incentive compensation. The Company may, but is not obligated to, contribute to the plan. Amounts contributed to this plan are credited to a separate account for each participant and are subject to a risk of loss in the event of the Company’s insolvency. The Company made no contributions to this plan in 2018, 2017 or 2016.

Equity-Based Compensation and Equity Incentive Plan

The Company maintains an equity incentive plan that provides for the granting of various forms of incentive equity-based compensation.  The Company values these units at the grant date fair value and recognizes expense over the requisite service period. The Company’s equity–based compensation costs are recorded as a component of salaries and employee benefits in the consolidated statements of income.  See Note 22 for additional information.

Cash Based Long Term Incentive Plan

Prior to 2018 the Bank granted long-term incentive awards to certain employees that provide for cash compensation, half of which are based on the value of the shares of Cadence Bancorp LLC (“LLC”), or the quoted market price of the Company’s common stock, as determined on at least a quarterly basis. The awards are generally subject to a 36-month vesting period and the attainment of certain three-year profitability levels. The Company adjusts the accrual related to this plan on at least a quarterly basis, based on the phantom shares awarded, and the fair value of LLC’s or Company’s stock. Expense under this plan was $6.0 million, $7.3 million and $4.4 million as of December 31, 2018, 2017 and 2016, respectively.

Employee Stock Purchase Plan

The Company provides an employee stock purchase plan whereby employees may purchase the Company’s Class A Common Stock (“Common Stock”) at a discount of 15% of the fair market value of a share of Common Stock, defined as the closing price of the Common Stock on the stock exchange for the first and last day of the purchase period (as defined). The Company records an expense for the 15% discount which is included in salaries and employee benefits in the consolidated statements of income. See Note 13 for additional information.

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

For further information about fair value measurements refer to Note 19.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (ASU 2014-09), which is intended to improve and converge the financial reporting requirements for revenue contracts with customers. Previous accounting guidance comprised broad revenue recognition concepts along with numerous industry-specific requirements. The new guidance establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. Our major sources of revenue are from financial instruments that have been excluded from the scope of the new standard (including loans, derivatives, debt and equity securities, etc.). The standard required us to change how we recognize certain recurring revenue streams within insurance commissions and fees and other categories of noninterest income. The adoption of ASU 2014-09 on January 1, 2018 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”.  ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheets, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheets or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. The adoption of ASU 2016-01 on January 1, 2018 resulted in an adjustment to retained earnings of $1.0 million related to fair value measurements changes to equity securities and certain limited partnerships (See Notes 19 and 20).

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, to reduce current diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The adoption of ASU 2016-15 on January 1, 2018 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”: ASU 2017-01 introduces amendments that are intended to clarify the definition of a business to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The adoption of ASU 2017-01 on January 1, 2018 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2017, the FASB issued 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs,” to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments also allow only the service cost component to be eligible for capitalization, when applicable. The adoption of ASU 2017-07 on January 1, 2018 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU 2017-09, “Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies when modification accounting should be applied to changes in terms or conditions of share-based payment awards. The amendments narrow the scope of modification accounting by clarifying that modification accounting should be applied to awards if the change affects the fair value, vesting conditions, or classification of the award. The amendments do not impact current disclosure requirements for modifications, regardless of whether modification accounting is required under the new guidance. The adoption of ASU 2017-09 on January 1, 2018 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities”, which amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. The Company elected to early adopt the provisions of ASU 2017-12 on January 1, 2018. The adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Pending Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases”. This ASU requires lessees to recognize lease assets and lease liabilities generated by contracts longer than a year on their balance sheets. The ASU also requires companies to disclose in the footnotes to their financial statements information about the amount, timing, and uncertainty for the payments they make for the lease agreements. ASU 2016-02 will be effective for annual periods and interim periods within those annual periods beginning after December 31, 2018. The adoption of ASU 2016-02 at January 1, 2019 resulted in a right-of-use asset of approximately $65.9 million. The impact on the consolidated statements of income and cash flows will not be significant.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”: ASU 2017-08 will shorten the amortization period for callable debt securities held at a premium to the earliest call date instead of the maturity date. The amendments do not require an accounting change for securities held at a discount, which will continue to be amortized to the maturity date. ASU No. 2017-08 will be effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those periods. The amendments should be applied using a modified-retrospective transition method as of the beginning of the period of adoption. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2017-08 at January 1, 2019 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”. The amendments in ASU 2018-16 permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The amendments should be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. For public business entities that have already adopted ASU 2017-12, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of ASU 2018-16 at January 1, 2019, will not have an impact on the Company’s financial condition, results of operations or cash flows as the Company does not have any instruments tied to the OIS rate.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The guidance is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments. The guidance will replace the current incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is evaluating the effect of adopting this new accounting guidance.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”: ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Therefore, any carrying amount which exceeds the reporting unit’s fair value (up to the amount of goodwill recorded) will be recognized as an impairment loss.  ASU No. 2017-04 will be effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those periods.  The amendments will be applied prospectively on or after the effective date.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  Based on recent goodwill impairments tests, which did not require the application of Step 2, the Company does not expect the adoption of this ASU to have an immediate impact.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820)”. ASU 2018-13 amends the disclosure requirements of Topic 820. Fair Value Measurement, to remove disclosure of transfers between Level 1 and Level 2 of the fair value hierarchy and the valuation processes for Level 3 fair value measurements, among other amendments, and to include disclosure of the range and weighted average used in Level 3 fair value measurements, among other amendments. This ASU applies to all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. Amendments should be applied retrospectively to all periods presented, except for certain amendments, which should be applied prospectively. ASU No. 2018-13 will be effective for annual reporting periods after December 15, 2019, including interim periods within those periods.  An entity is permitted to early adopt any removed or modified disclosures upon issuance and delay adoption of the additional disclosures until the effective date.

Note 2—Subsequent Events

Completion of Merger with State Bank Financial Corporation

On January 1, 2019, the Company completed its previously announced merger with State Bank Financial Corporation ("State Bank") whereby State Bank merged with and into the Company. Immediately following the merger, State Bank’s wholly owned subsidiary bank, State Bank and Trust Company, merged with and into the Company’s subsidiary bank, Cadence Bank, N.A. Under the terms of the agreement, each outstanding share of State Bank common stock was exchanged for 1.271 shares of Company Class A common stock. The purchase price was approximately $826 million and was comprised solely of stock consideration. The Company’s primary reasons for the transaction were to expand its market presence and create a more diverse business mix as well as an attractive funding base and leverage operating cost through economies of scale. During 2018, the Company incurred approximately $3.0 million of acquisition costs related to this transaction. These acquisition costs are reported in merger related expenses on the Company’s Consolidated Statements of Income and Comprehensive Income. The majority of the acquisition costs for this transaction are expected to be recorded during the first half of 2019. Additional disclosures required by ASC 805 have been omitted because the information needed for the disclosures is not available due to the close proximity of the closing of this transaction with the date these financial statements are being issued. State Bank, which is headquartered in Atlanta, Georgia, operated 32 banking locations throughout Georgia. As of December 31, 2018, State Bank had total assets of $4.9 billion, total loans of $3.4 billion and total deposits of $4.1 million as reported in their regulatory filings.

Equity-Based Compensation

Subsequent to year end, the Company granted equity-based awards to select executives. Restricted stock units totaling 657,998 shares were granted, of which a portion time vest over a 3-year period and the remaining units vest based on the attainment of certain performance goals over a 3 – 4 year period. Additionally, options were granted to purchase approximately 1.6 million shares of the Company’s common stock at a weighted average price of $20.43 and which will vest over a 3-year period.

Quarterly Dividend Approval

On January 22, 2019, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.175 per share of outstanding common stock, representing an annualized dividend of $0.70 per share.  The dividend will be paid on March 15, 2019 to holders of record of Cadence’s Class A common stock on March 1, 2019.

Share Repurchases

In October 2018, the Company’s Board of Directors authorized a share repurchase program in an amount of up to $50 million as part of the Company’s overall capital management strategies. In December 2018, the Board approved an amendment to the repurchase program providing for the purchase of up to 4.3 million shares not to exceed an aggregate purchase of $81 million, subject to receipt of required regulatory approvals. In January and February of 2019, the Company repurchased approximately 1.8 million shares of common stock at a cost of $34.5 million.

New Derivative Agreement

As discussed in Note 1, the Company uses various derivative instruments to manage its interest rate risk. In February 2019, the Company entered into a $4.0 billion notional interest rate collar with a five-year term. The interest rate collar has a purchased cap strike of 4.70%, a sold cap strike of 3.50%, a sold floor strike of 0.00%, and a purchased floor strike of 3.00%. The purchased option price was $127.8 million.

Note 3—Securities

A summary of amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at December 31, 2018 and 2017 is as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018
Securities available-for-sale:
U.S. Treasury securities	$100,413	$—	$3,628	$96,785
Obligations of U.S. government agencies	60,975	316	284	61,007
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	85,052	146	2,093	83,105
Issued by FNMA and FHLMC	594,874	694	10,367	585,201
Other residential mortgage-backed securities	36,339	8	1,178	35,169
Commercial mortgage-backed securities	114,383	287	5,255	109,415
Total MBS	830,648	1,135	18,893	812,890
Obligations of states and municipal subdivisions	229,475	207	13,112	216,570
Total securities available-for-sale	$1,221,511	$1,658	$35,917	$1,187,252

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2017
Securities available-for-sale:
U.S. Treasury securities	$100,575	$—	$3,731	$96,844
Obligations of U.S. government agencies	80,552	738	66	81,224
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	106,461	676	1,110	106,027
Issued by FNMA and FHLMC	431,409	1,284	2,271	430,422
Other residential mortgage-backed securities	47,379	97	1,084	46,392
Commercial mortgage-backed securities	76,201	63	4,069	72,195
Total MBS	661,450	2,120	8,534	655,036
Obligations of states and municipal subdivisions	420,111	7,539	3,691	423,959
Total securities available-for-sale	$1,262,688	$10,397	$16,022	$1,257,063
Securities held-to-maturity:
Obligations of states and municipal subdivisions	$290	$21	$—	$311

The scheduled contractual maturities of securities available-for-sale and debt securities held-to-maturity at December 31, 2018 were as follows:

	Available-for-Sale
	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	107,283	103,638
Due after five years through ten years	53,314	53,568
Due after ten years	230,266	217,156
Mortgage-backed securities	830,648	812,890
Total	$1,221,511	$1,187,252

Proceeds from sales, gross gains, and gross losses on sales of securities available-for-sale for the years ended December 31, 2018, 2017 and 2016 are presented below. There were no other-than-temporary impairment charges included in gross realized losses for the years ended December 31, 2018, 2017 and 2016. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	For the Year Ended December 31,
(In thousands)	2018	2017	2016
Gross realized gains	$816	$167	$4,172
Gross realized losses	(2,669)	(313)	(436)
Realized (losses) gains on sale of securities available for sale, net	$(1,853)	$(146)	$3,736
Proceeds from sales of securities available-for-sale	$268,799	$161,401	$538,960

Securities with a carrying value of $711.2 million and $507.3 million at December 31, 2018 and 2017, respectively, were pledged to secure public deposits, FHLB borrowings, repurchase agreements and for other purposes as required or permitted by law.

Information pertaining to securities available-for-sale with gross unrealized losses aggregated by category and length of time the securities have been in a continuous loss position was as follows:

	Unrealized loss analysis
	Losses < 12 Months		Losses > 12 Months
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses
December 31, 2018
U.S. Treasury securities	$—	$—	$96,785	$3,628
Obligations of U.S. government agencies	25,978	183	10,152	101
Mortgage-backed securities	259,794	2,864	405,974	16,029
Obligations of states and municipal subdivisions	74,503	2,501	125,092	10,611
Total	$360,275	$5,548	$638,003	$30,369

	Unrealized loss analysis
	Losses < 12 Months		Losses > 12 Months
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses
December 31, 2017
U.S. Treasury securities	$—	$—	$96,844	$3,731
Obligations of U.S. government agencies	1,577	9	14,323	57
Mortgage-backed securities	306,274	1,490	172,324	7,044
Obligations of states and municipal subdivisions	2,601	22	134,870	3,669
Total	$310,452	$1,521	$418,361	$14,501

As of December 31, 2018 and 2017, approximately 84% and 58%, respectively, of the fair value of securities in the investment portfolio reflected an unrealized loss. As of December 31, 2018, there were 117 securities that had been in a loss position for more than twelve months, and 100 securities that had been in a loss position for less than 12 months. The unrealized losses result from the change in market interest rates for similar securities and do not relate to the marketability of the securities or the issuer’s ability to repay the obligations. The Company has adequate liquidity and, therefore, does not plan to sell and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary. In the second quarter of 2018, we sold approximately $187.8 million of available-for-sale securities as part of an effort to rebalance the portfolio. We reduced our target concentration of tax free municipal securities from 35% down to 25%.

Note 4—Loans and Allowance for Credit Losses

The following table presents total loans outstanding by portfolio segment and class of financing receivable as of December 31, 2018 and 2017, respectively. Outstanding balances include originated loans, Acquired Noncredit Impaired (“ANCI”) loans and Acquired Credit Impaired (“ACI”) loans. Information about ACI loans is presented separately in the “Acquired Credit-Impaired Loans” section of this Note.

	As of
(In thousands)	December 31, 2018	December 31, 2017
Commercial and Industrial
General C&I	$3,275,362	$2,746,454
Energy sector	1,285,775	935,371
Restaurant industry	1,096,366	1,035,538
Healthcare	539,839	416,423
Total commercial and industrial	6,197,342	5,133,786
Commercial Real Estate
Income producing	1,266,791	1,082,929
Land and development	63,948	75,472
Total commercial real estate	1,330,739	1,158,401
Consumer
Residential real estate	2,227,653	1,690,814
Other	67,100	74,922
Total consumer	2,294,753	1,765,736
Small Business Lending	266,283	221,855
Total (Gross of unearned discount and fees)	10,089,117	8,279,778
Unearned discount and fees	(35,194)	(26,351)
Total (Net of unearned discount and fees)	$10,053,923	$8,253,427

During 2018, the Company purchased $214 million of consumer residential real estate loans, at a premium of approximately 6.0%. These loans were evaluated and determined not to be credit impaired before purchase and are classified as ANCI as of December 31, 2018.

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

•	Pass— For loans within this risk rating, the condition of the borrower and the performance of the loan is satisfactory or better.
•

Special Mention—A special mention loan has identified potential weaknesses that are of sufficient materiality to require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Bank’s credit position at some future date. Special mention assets contain greater than acceptable risk to warrant increases in credit exposure and are thus considered non-pass rated credits.

•

Substandard —A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Loans classified as substandard possess well-defined weaknesses that are expected to jeopardize their liquidation. Loans in this category may be either on accrual status or nonaccrual status.

•

Doubtful—Loans classified as doubtful possess all of the weaknesses inherent in loans classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable or improbable based on currently existing facts, conditions and values. Loans rated as doubtful are not rated as loss because certain events may occur that could salvage the debt. Loans in this category are required to be on nonaccrual.

•

Loss—Loans classified loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be affected in the future. Loans may reside in this classification for administrative purposes for a period not to exceed the earlier of thirty (30) days or calendar quarter-end.

A summary of the activity in the ACL for each of the three years in the period ended December 31, 2018 is as follows:

	For the Year Ended December 31, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of December 31, 2017	$55,919	$11,990	$14,983	$4,684	$87,576
Provision for loan losses	15,708	(1,837)	(900)	(271)	12,700
Charge-offs	(6,709)	(2)	(716)	(618)	(8,045)
Recoveries	1,398	301	336	112	2,147
As of December 31, 2018	$66,316	$10,452	$13,703	$3,907	$94,378

Allocation of ending ACL
ACI loans collectively evaluated for impairment	$58	$1,641	$6,018	$—	$7,717
ACI loans individually evaluated for impairment	—	—	207	—	207
ANCI loans collectively evaluated for impairment	293	53	535	58	939
ANCI loans individually evaluated for impairment	—	—	6	107	113
Originated loans collectively evaluated for impairment	58,665	8,758	6,918	3,742	78,083
Originated loans individually evaluated for impairment	7,300	—	19	—	7,319
ACL as of December 31, 2018	$66,316	$10,452	$13,703	$3,907	$94,378
Loans
ACI loans collectively evaluated for impairment	$13,018	$58,171	$120,717	$—	$191,906
ACI loans individually evaluated for impairment	3,789	7,256	324	—	11,369
ANCI loans collectively evaluated for impairment	50,469	7,808	280,776	8,462	347,515
ANCI loans individually evaluated for impairment	—	—	1,538	279	1,817
Originated loans collectively evaluated for impairment	6,053,264	1,257,504	1,891,144	257,542	9,459,454
Originated loans individually evaluated for impairment	76,802	—	254	—	77,056
Loans as of December 31, 2018	$6,197,342	$1,330,739	$2,294,753	$266,283	$10,089,117

	For the Year Ended December 31, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of December 31, 2016	$54,688	$10,103	$13,265	$4,212	$82,268
Provision for loan losses	5,883	1,737	1,746	369	9,735
Charge-offs	(5,645)	(93)	(929)	(204)	(6,871)
Recoveries	993	243	901	307	2,444
As of December 31, 2017	$55,919	$11,990	$14,983	$4,684	$87,576

Allocation of ending ACL
ACI loans collectively evaluated for impairment	$5	$2,006	$6,289	$—	$8,300
ACI loans individually evaluated for impairment	—	4	220	—	224
ANCI loans collectively evaluated for impairment	864	130	49	295	1,338
ANCI loans individually evaluated for impairment	—	—	36	22	58
Originated loans collectively evaluated for impairment	46,591	9,850	8,389	4,362	69,192
Originated loans individually evaluated for impairment	8,459	—	—	5	8,464
ACL as of December 31, 2017	$55,919	$11,990	$14,983	$4,684	$87,576
Loans
ACI loans collectively evaluated for impairment	$19,486	$71,675	$150,798	$—	$241,959
ACI loans individually evaluated for impairment	10,091	8,186	324	—	18,601
ANCI loans collectively evaluated for impairment	58,775	15,926	113,357	11,331	199,389
ANCI loans individually evaluated for impairment	—	—	1,582	310	1,892
Originated loans collectively evaluated for impairment	4,974,973	1,062,614	1,499,260	209,627	7,746,474
Originated loans individually evaluated for impairment	70,461	—	415	587	71,463
Loans as of December 31, 2017	$5,133,786	$1,158,401	$1,765,736	$221,855	$8,279,778

	For the Year Ended December 31, 2016
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of December 31, 2015	$55,824	$8,136	$13,450	$2,373	$79,783
Provision for loan losses	43,782	1,389	1,506	2,671	49,348
Charge-offs	(46,367)	—	(2,094)	(841)	(49,302)
Recoveries	1,449	578	403	9	2,439
As of December 31, 2016	$54,688	$10,103	$13,265	$4,212	$82,268

Allocation of ending ACL
ACI loans collectively evaluated for impairment	$176	$2,652	$7,215	$—	$10,043
ACI loans individually evaluated for impairment	—	3	232	—	235
ANCI loans collectively evaluated for impairment	299	243	94	272	908
ANCI loans individually evaluated for impairment	—	—	37	33	70
Originated loans collectively evaluated for impairment	52,615	7,205	5,687	3,900	69,407
Originated loans individually evaluated for impairment	1,598	—	—	7	1,605
ACL as of December 31, 2016	$54,688	$10,103	$13,265	$4,212	$82,268

Impaired Originated and ANCI Loans Including TDRs

The following includes certain key information about individually impaired loans as of December 31, 2018 and 2017.

Originated and ANCI Loans Identified as Impaired

	As of December 31, 2018
(In thousands)	Recorded Investment in Impaired Loans (1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
With no related allowance for credit losses
Commercial and Industrial
Energy sector	$20,713	$33,908	$—	$20,713	$3,658
Total commercial and industrial	20,713	33,908	—	20,713	3,658
Consumer
Residential real estate	1,538	1,535	—	—	—
Total consumer	1,538	1,535	—	—	—
Total	$22,251	$35,443	$—	$20,713	$3,658
With allowance for credit losses recorded
Commercial and Industrial
General C&I	$28,684	$28,677	$3,559	$24,103	$930
Restaurant industry	23,043	23,698	3,485	22,042	2,329
Healthcare	4,496	4,496	256	4,496	-
Total commercial and industrial	56,223	56,871	7,300	50,641	3,259
Consumer
Other	254	254	25	—	—
Total consumer	254	254	25	—	—
Small Business Lending	476	1,249	107	229	10
Total	$56,953	$58,374	$7,432	$50,870	$3,269

	As of December 31, 2017
(In thousands)	Recorded Investment in Impaired Loans (1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
With no related allowance for credit losses
Commercial and Industrial
General C&I	$5,010	$4,994	$—	$192	$—
Energy sector	14,822	23,307	—	14,822	387
Total commercial and industrial	19,832	28,301	—	15,014	387
Consumer
Residential real estate	1,093	1,097	—	35	—
Other	416	415	—	—	—
Total consumer	1,509	1,512	—	35	—
Small Business Lending	249	695	—	249	—
Total	$21,590	$30,508	$—	$15,298	$387
With allowance for credit losses recorded
Commercial and Industrial
Energy sector	$39,857	$43,416	$8,353	$28,000	$402
Restaurant industry	11,017	10,969	106	—	2,500
Total commercial and industrial	50,874	54,385	8,459	28,000	2,902
Consumer
Residential real estate	496	494	36	—	—
Small Business Lending	650	921	27	60	—
Total	$52,020	$55,800	$8,522	$28,060	$2,902

(1)	The recorded investment of a loan also includes any interest receivable, net unearned discount or fees, and unamortized premium or discount.

The related amount of interest income recognized for impaired loans was $0.3 million for the year ended December 31, 2018, compared to $1.6 million and $1.4 million for the same periods in 2017 and 2016, respectively.

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, under the terms of the restructured loan. Approximately $1.7 million of contractual interest paid was recognized on the cash basis for the year ended December 31, 2018, compared to $1.5 million and $1.1 million for same periods in 2017 and 2016, respectively.

Average Recorded Investment in Impaired Originated and ANCI Loans

	Year Ended December 31,
(In thousands)	2018	2017	2016
Commercial and Industrial
General C&I	$10,834	$8,586	$11,291
Energy sector	27,348	108,751	158,192
Restaurant industry	16,600	2,203	—
Healthcare	1,124	—	—
Total commercial and industrial	55,906	119,540	169,483
Consumer
Residential real estate	1,557	1,426	1,206
Other	313	386	398
Total consumer	1,870	1,812	1,604
Small Business Lending	420	945	547
Total	$58,196	$122,297	$171,634

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

The following tables provide information regarding loans modified into TDRs in the originated and ANCI portfolios for the periods indicated:

Originated and ANCI Loans modified into TDRs

	For the Year Ended December 31,
	2018		2017		2016
(In thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial	4	$30,244	3	$16,027	6	$43,609
Consumer	—	—	2	739	2	534
Small Business Lending	2	141	1	138	1	552
Total	6	$30,385	6	$16,904	9	$44,695

There were no TDRs experiencing payment default during the years ended December 31, 2017 and 2016.    Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 day past due status with respect to principal and/or interest payments.

	For the Year Ended December 31,
	2018		2017		2016
	Number of Loans Modified by:
	Rate Concession	Modified Terms and/ or Other Concessions	Rate Concession	Modified Terms and/ or Other Concessions	Forbearance Agreement	Rate Concession	Modified Terms and/ or Other Concessions
Commercial and Industrial	—	4	2	1	2	1	3
Consumer	—	—	—	2	—	—	2
Small Business Lending	2	—	1	—	—	1	—
Total	2	4	3	3	2	2	5

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $3.8 million and $4.4 million of consumer loans secured by single family residential real estate that are in process of foreclosure at December 31, 2018 and 2017, respectively. Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction.  In addition to the single family residential real estate loans in process of foreclosure, the Company also held $1.0 million and $2.7 million of foreclosed single family residential properties in other real estate owned as of December 31, 2018 and 2017.

Credit Exposure in the Originated and ANCI Loan Portfolios

The following provides information regarding the credit exposure by portfolio segment and class of receivable as of December 31, 2018 and 2017:

	As of December 31, 2018
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized / Classified
Commercial and Industrial
General C&I	$74,592	$79,815	$—	$154,407
Restaurant industry	24,449	26,171	—	50,620
Energy sector	11,812	6,227	14,486	32,525
Healthcare	—	4,496	—	4,496
Total commercial and industrial	110,853	116,709	14,486	242,048
Commercial Real Estate
Land and development	—	985	—	985
Total commercial real estate	—	985	—	985
Consumer (1)
Residential real estate	—	3,315	—	3,315
Total consumer	—	3,315	—	3,315
Small Business Lending	772	2,013	—	2,785
Total	$111,625	$123,022	$14,486	$249,133

(1)

During the third quarter of 2018, the Company began determining the risk rating classification for its consumer portfolio based on delinquency and nonaccrual status in accordance with the Uniform Retail Credit Classification guidance, which contributed to a lower amount of criticized and classified loans from the previous periods.

	As of December 31, 2017
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized / Classified
Commercial and Industrial
General C&I	$80,550	$47,324	$—	$127,874
Restaurant industry	4,536	12,506	—	17,042
Energy sector	—	99,979	7,634	107,613
Healthcare	—	71	—	71
Total commercial and industrial	85,086	159,880	7,634	252,600
Commercial Real Estate
Income producing	—	26	—	26
Land and development	20	—	—	20
Total commercial real estate	20	26	—	46
Consumer
Residential real estate	7,610	12,416	—	20,026
Other	673	356	4	1,033
Total consumer	8,283	12,772	4	21,059
Small Business Lending	3,480	1,375	27	4,882
Total	$96,869	$174,053	$7,665	$278,587

The following provides an aging of past due loans by portfolio segment and class of receivable as of December 31, 2018 and 2017:

Aging of Past Due Originated and ANCI Loans

	As of December 31, 2018
	Accruing Loans			Non-Accruing Loans
(Recorded Investment in thousands)	30-59 DPD	60-89 DPD	90+DPD	0-29 DPD	30-59 DPD	60-89 DPD	90+DPD
Commercial and Industrial
General C&I	$120	$—	$—	$23,928	$176	$—	$—
Restaurant industry	—	—	—	22,043	—	—	—
Energy sector	—	—	—	20,712	—	—	—
Healthcare	—	—	—	4,496	—	—	—
Total commercial and industrial	120	—	—	71,179	176	—	—
Commercial Real Estate
Income producing	—	—	—	—	—	—	—
Land and development	—	61	—	—	—	—	—
Total commercial real estate	—	61	—	—	—	—	—
Consumer
Residential real estate	1,275	315	760	876	151	95	1,429
Other	27	112	—	—	—	—	—
Total consumer	1,302	427	760	876	151	95	1,429
Small Business Lending	491	25	—	250	29	4	50
Total	$1,913	$513	$760	$72,305	$356	$99	$1,479

	As of December 31, 2017
	Accruing Loans			Non-Accruing Loans
(Recorded Investment in thousands)	30-59 DPD	60-89 DPD	90+DPD	0-29 DPD	30-59 DPD	60-89 DPD	90+DPD
Commercial and Industrial
General C&I	$59	$—	$476	$—	$192	$—	$—
Energy sector	—	—	—	32,315	—	—	10,507
Healthcare	—	—	—	—	71	—	—
Total commercial and industrial	59	—	476	32,315	263	—	10,507
Commercial Real Estate
Income producing	—	—	26	—	—	—	—
Land and development	55	—	—	—	—	—	—
Total commercial real estate	55	—	26	—	—	—	—
Consumer
Residential real estate	3,191	1,030	325	1,070	173	293	2,205
Other	532	3	—	—	—	—	—
Total consumer	3,723	1,033	325	1,070	173	293	2,205
Small Business Lending	931	328	—	110	38	—	494
Total	$4,768	$1,361	$827	$33,495	$474	$293	$13,206

Acquired Credit Impaired (“ACI”) Loans

The following table presents total ACI loans outstanding by portfolio segment and class of financing receivable as of December 31, 2018 and 2017.

	As of
(In thousands)	December 31, 2018	December 31, 2017
Commercial and Industrial
General C&I	$16,807	$23,428
Healthcare	—	6,149
Total commercial and industrial	16,807	29,577
Commercial Real Estate
Income producing	65,427	79,861
Total commercial real estate	65,427	79,861
Consumer
Residential real estate	120,495	149,942
Other	546	1,180
Total consumer	121,041	151,122
Total	$203,275	$260,560

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

•	Changes in prepayment assumptions—Prepayments affect the estimated life of ACI loans which may change the amount of interest income, and possibly principal, expected to be collected; and
•	Changes in the expected principal and interest payments over the estimated life—Updates to expected cash flows are driven by the credit outlook and actions taken with borrowers.

Changes in the amount of accretable discount for ACI loans for each of the years in the period ended December 31, 2018:

Changes in Accretable Yield on ACI Loans

	For the Year Ended December 31,
(In thousands)	2018	2017	2016
Balance at beginning of period	$78,422	$98,728	$122,791
Maturities/payoff	(7,456)	(9,888)	(11,563)
Charge-offs	(77)	(129)	(286)
Foreclosure	(436)	(1,061)	(1,041)
Accretion	(19,813)	(23,303)	(30,870)
Reclass from nonaccretable difference due to increases in expected cash flow	16,765	14,075	19,697
Balance at end of period	$67,405	$78,422	$98,728

Impaired ACI Loans and Pools Including TDRs

The following includes certain key information about individually impaired ACI loans and pooled ACI loans as of and for the years ended December 31, 2018 and 2017.

ACI Loans / Pools Identified as Impaired

	As of December 31, 2018
	ACI Loans / Pools Identified as Impaired
(In thousands)	Recorded Investment in Impaired Loans(1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
Commercial and Industrial	$2,100	$2,331	$58	$—	$—
Commercial Real Estate	74,017	97,613	1,641	—	—
Consumer	18,301	17,888	6,225	—	—
Total	$94,418	$117,832	$7,924	$—	$—

	As of December 31, 2017
	ACI Loans / Pools Identified as Impaired
(In thousands)	Recorded Investment in Impaired Loans(1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
Commercial and Industrial	$13,541	$17,630	$5	$—	$—
Commercial Real Estate	82,856	112,330	2,010	225	—
Consumer	18,603	22,064	6,509	—	—
Total	$115,000	$152,024	$8,524	$225	$—

(1)	The recorded investment of a loan also includes any interest receivable, net unearned discount or fees, and unamortized premium or discount.

ACI Loans that Were Modified into TDRs

There were no ACI loans modified into a TDR for the years ended December 31, 2018 and 2017.     There were no ACI TDRs experiencing payment default during the three years in the period ended December 31, 2018.  Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 day past due status with respect to principal and interest payments.

Credit Exposure in the ACI Portfolio

The following provides information regarding the credit exposure by portfolio segment and class of receivable as of December 31, 2018 and 2017:

ACI Loans by Risk Rating / Delinquency Stratification

ACI loans based on internal risk rating:

	As of
	December 31, 2018			December 31, 2017
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Special Mention	Substandard	Doubtful
Commercial and Industrial
General C&I	$426	$1,445	$39	$737	$1,173	$37
Healthcare	—	—	—	—	6,148	—
Total commercial and industrial	426	1,445	39	737	7,321	37
Commercial Real Estate
Income producing	1,207	3,080	—	2,179	6,515	—
Total commercial real estate	1,207	3,080	—	2,179	6,515	—
Consumer
Residential real estate	89	4,442	—	3,900	22,635	—
Other	—	3	—	114	417	—
Total consumer	89	4,445	—	4,014	23,052
Total	$1,722	$8,970	$39	$6,930	$36,888	$37

ACI Consumer credit exposure, based on past due status:

	As of
	December 31, 2018 (1)		December 31, 2017
(Recorded Investment in thousands)	Residential Real Estate	Other	Residential Real Estate	Other
0 – 29 Days Past Due	$115,404	$845	$139,662	$1,356
30 – 59 Days Past Due	1,985	91	2,299	120
60 – 89 Days Past Due	1,435	—	2,496	62
90 – 119 Days Past Due	217	3	399	—
120 + Days Past Due	3,598	—	7,480	45
Total	$122,639	$939	$152,336	$1,583

(1)

During the third quarter of 2018, the Company began determining the risk rating classification for its consumer portfolio based on delinquency and nonaccrual status in accordance with the Uniform Retail Credit Classification guidance, which contributed to a lower amount of nonaccrual loans from the previous periods.

Note 5—Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization, as follows:

		December 31,
(In thousands)	Estimated Useful Life in Years	2018	2017
Premises:
Land	—	$16,604	$16,875
Buildings, construction and improvements (1)	2-40	54,298	53,620
Total premises		70,902	70,495
Equipment	3-10	40,960	34,123
Total premises and equipment		111,862	104,618
Less: Accumulated depreciation and amortization		(48,241)	(41,186)
Total premises and equipment, net		$63,621	$63,432

(1)	Leasehold improvements are depreciated over the lesser of the estimated useful life or the lease term.

The amount charged to operating expenses for depreciation was approximately $7.6 million, $7.1 million and $6.7 million for 2018, 2017 and 2016, respectively.

Included in other assets is net software cost totaling $4.0 million and $4.0 million as of December 31, 2018 and 2017, respectively.  The amount charged to operating expenses for software amortization was $1.7 million, $1.9 million and $1.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company leases various premises and equipment under operating leases. The leases have varying terms, with most containing renewal or first-right-of-refusal options for multi-year periods and annual increases in base rates.

The following is a schedule by year of future minimum lease payments under operating leases, as of December 31, 2018:

(In thousands)	Property	Equipment	Total
2019	$10,005	$299	$10,304
2020	9,103	158	9,261
2021	8,445	72	8,517
2022	6,220	—	6,220
2023	3,968	—	3,968
Thereafter	5,302	—	5,302
Total minimum lease payments	$43,043	$529	$43,572

Rental expense for premises and equipment, net of rental income, for the years ended December 31, 2018, 2017 and 2016, was approximately $12.1 million, $11.2 million and $11.1 million, respectively. The major portion of equipment rental expense is related to office equipment and is paid on a month-to-month basis.

Note 6—Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets at December 31, 2018 and 2017:

	December 31,
(In thousands)	2018	2017
Goodwill	$307,083	$317,817
Core deposit intangible, net of accumulated amortization of $39,385 and $38,091, respectively	301	1,595
Customer lists, net of accumulated amortization of $19,709 and $18,097, respectively	6,992	8,604
Trademarks	24	24
Total goodwill and intangible assets	$314,400	$328,040

On May 31, 2018 the Company completed the sale of the assets of its insurance subsidiary, T&C to an unrelated third party, selling $11.1 million in net assets, including $10.9 million in goodwill and intangibles.

The estimated amortization expense for the years ending December 31:

(In thousands)	Amount
2019	$1,344
2020	910
2021	805
2022	735
2023 and thereafter	3,500

Note 7—Derivatives

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

The fair value of derivative positions outstanding is included in other assets and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows. For derivatives not designated as hedging instruments, gains and losses due to changes in fair value are included in noninterest income and the operating section of the consolidated statement of cash flows. For derivatives designated as hedging instruments, the entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income when the forecasted transaction affects income.    The notional amounts and estimated fair values as of December 31, 2018 and 2017 were as follows:

	December 31, 2018			December 31, 2017
		Fair Value			Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$650,000	$—	$23,968	$1,032,000	$—	$21,394
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	1,155,942	4,439	1,777	737,533	2,056	2,056
Commercial loan interest rate caps	88,430	239	239	186,290	153	153
Commercial loan interest rate floors	652,822	5,587	5,587	330,764	1,054	1,054
Commercial loan interest rate collars	80,000	96	96	—	—	—
Mortgage loan held for sale interest rate lock commitments	5,286	72	—	6,119	50	—
Mortgage loan forward sale commitments	1,959	5	—	4,565	10	—
Mortgage loan held for sale floating commitments	14,690	—	—	11,800	—	—
Foreign exchange contracts	46,971	698	683	41,688	635	623
Total derivatives not designated as hedging instruments	2,046,100	11,136	8,382	1,318,759	3,958	3,886
Total derivatives	$2,696,100	$11,136	$32,350	$2,350,759	$3,958	$25,280

The Company is party to collateral support agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.  At December 31, 2018 and 2017, the Company was required to post $25.3 million and $20.1 million, respectively, in cash or securities as collateral for its derivative transactions, which are included in “interest-bearing deposits in banks” on the Company’s consolidated balance sheets. The Company’s master agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts of derivatives executed with the same counterparty under the master agreement.

Pre-tax gain (loss) included in the consolidated statements of income related to derivative instruments for each of the three years ended December 31,:

	For the Year Ended December 31,
	2018			2017			2016
(In thousands)	OCI	Reclassified from AOCI to interest income	Noninterest income	OCI	Reclassified from AOCI to interest income	Noninterest income	OCI	Reclassified from AOCI to interest income	Noninterest income
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$(7,711)	$(5,164)	$—	$(1,426)	$3,705	$—	$(7,444)	$11,255	$166
Derivatives not designated as hedging instruments:
Mortgage loans held for sale interest rate lock commitments	$—	$—	$22	$—	$—	$(39)	$—	$—	$24
Foreign exchange contracts	—	—	2,222	—	—	2,271	—	—	1,264

Interest Rate Swap, Floor, Cap and Collar Agreements not designated as hedging derivatives

The Company enters into certain interest rate swap, floor, cap and collar agreements on commercial loans that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap, floor, cap or collar with a loan customer while at the same time entering into an offsetting interest rate agreement with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The interest rate swap transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate. The interest rate cap transaction allows the Company’s customer to minimize interest rate risk exposure to rising interest rates. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s consolidated statements of income. The Company is exposed to credit loss in the event of nonperformance by the parties to the interest rate agreements. However, the Company does not anticipate nonperformance by the counterparties. The estimated fair value has been recorded as an asset and a corresponding liability in the accompanying consolidated balance sheets as of December 31, 2018 and 2017.

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

Effective Date	Maturity Date	Notional Amount (In Thousands)	Fixed Rate	Variable Rate
June 30, 2015	December 31, 2019	$300,000	1.5120%	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.5995	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.5890	1 Month LIBOR

Based on our current interest rate forecast, $7.8 million of deferred net loss on derivatives in OCI at December 31, 2018 is estimated to be reclassified into net interest income during the next twelve months due to the payment of interest. Future changes to interest rates may significantly change actual amounts reclassified to income. There were no reclassifications into income during 2018, 2017 or 2016 as a result of any discontinuance of cash flow hedges because the forecasted transaction was no longer probable. The maximum length of time over which the Company is hedging a portion of its exposure to the variability in future cash flows for forecasted transactions is approximately seven years as of December 31, 2018.

Note 8—Deposits

Domestic time deposits $250,000 and over were $491.3 million and $382.4 million at December 31, 2018 and 2017, respectively.  There were no foreign time deposits at either December 31, 2018 or 2017.

At December 31, 2018, the scheduled maturities of time deposits included in interest-bearing deposits were as follows:

(In thousands)	December 31, 2018
2019	$1,726,122
2020	515,952
2021	98,400
2022	10,995
2023 and thereafter	5,266
Total	$2,356,735

Note 9—Borrowed Funds

Repurchase Agreements

Securities sold under agreements to repurchase generally mature within one to seven days from the transaction date. Securities underlying the repurchase agreements remain under the control of the Company.

Information concerning the Company’s securities sold under agreements to repurchase as of December 31, 2018 and 2017 is summarized as follows:

	December 31,
(In thousands)	2018	2017
Balance at period end	$1,106	$1,026
Average balance during the period	1,630	3,371
Average interest rate during the period	0.25%	0.25%
Maximum month-end balance during the period	$2,384	$6,286

Repurchase agreements are treated as collateralized financing obligations and are reflected as a liability in the consolidated balance sheets. The carrying value of investment securities collateralizing repurchase agreements was $3.3 million and $7.5 million and December 31, 2018 and 2017, respectively.

Senior and Subordinated Debt

In June 2014, the Company and the Bank completed an unregistered $245 million multi-tranche debt transaction and in March 2015, the Company completed an unregistered $50 million debt transaction. These transactions enhanced our liquidity and regulatory capital levels to support balance sheet growth.  Details of the debt transactions are as follows:

(In thousands)	2018	2017
Cadence Bancorporation:
4.875% senior notes, due June 28, 2019	$145,000	$145,000
5.375% senior notes, due June 28, 2021	50,000	50,000
7.250% subordinated notes, due June 28, 2029, callable in 2024	35,000	35,000
6.500% subordinated notes, due March 2025, callable in 2020	40,000	40,000
Total — Cadence Bancorporation	270,000	270,000
Cadence Bank:
6.250% subordinated notes, due June 28, 2029, callable in 2024	25,000	25,000
Debt issue cost and unamortized premium	(1,211)	(1,606)
Purchased 4.875% senior notes, due June 28, 2019	(10,078)	(10,078)
Total	$283,711	$283,316

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

Junior Subordinated Debentures

In conjunction with the Company’s acquisition of Cadence Financial Corporation and Encore Bank, N.A., the junior subordinated debentures were marked to fair value as of their respective acquisition dates. The related mark is being amortized over the remaining term of the junior subordinated debentures.  The following is a list of junior subordinated debt:

	December 31,
(In thousands)	2018	2017
Junior subordinated debentures, 3 month LIBOR plus 2.85%, due 2033	$30,000	$30,000
Junior subordinated debentures, 3 month LIBOR plus 2.95%, due 2033	5,155	5,155
Junior subordinated debentures, 3 month LIBOR plus 1.75%, due 2037	15,464	15,464
Total par value	50,619	50,619
Purchase accounting adjustment, net of amortization	(13,666)	(14,147)
Total junior subordinated debentures	$36,953	$36,472

Advances from FHLB and Borrowings from FRB

FHLB advances were $150 million at December 31, 2018 and 2017. Advances are collateralized by $1.6 billion of commercial and residential real estate loans pledged under a blanket lien arrangement as of December 31, 2018.

As of  December 31, 2018 and 2017, the FHLB has issued for the benefit of the Bank irrevocable letters of credit totaling $590.0 million and $386.5 million, respectively. Included in the FHLB letters of credit is a $35 million irrevocable letter of credit in favor of the State of Alabama SAFE Program to secure certain deposits of the State of Alabama. This letter of credit expires September 28, 2020 upon 45 days’ prior notice of non-renewal; otherwise it automatically extends for a successive one-year term. The Bank also has a $555 million in irrevocable letters of credit to secure a large public fund treasury management deposit. Of this amount, $205 million expired in January 2019, while $350 million will expire May 26, 2021 upon 45 days’ prior notice of non-renewal; otherwise it automatically extends for a successive one-year term.

There were no borrowings from the FRB discount window as of December 31, 2018 and 2017.  Any borrowings from the FRB will be collateralized by $740.3 million in commercial loans pledged under a borrower-in-custody arrangement.

Note 10—Other Noninterest Income and Other Noninterest Expense

The detail of the other noninterest income and other noninterest expense captions presented in the consolidated statements of income is as follows:

	For the Year Ended December 31,
(In thousands)	2018	2017	2016
Other noninterest income
Insurance revenue	$2,677	$7,378	$7,717
Bankcard fees	5,951	7,310	7,270
Income from bank owned life insurance policies	3,450	3,313	2,954
Other	6,033	6,655	(263)
Total other noninterest income	$18,111	$24,656	$17,678

	For the Year Ended December 31,
(In thousands)	2018	2017	2016
Other noninterest expense
Net cost of operation of other real estate owned	$653	$2,251	$3,033
Data processing expense	8,775	7,590	6,280
Consulting and professional fees	13,285	9,090	6,728
Loan related expenses	3,145	2,379	3,114
FDIC insurance	4,645	4,275	7,228
Communications	2,773	2,837	2,656
Advertising and public relations	2,523	2,048	1,369
Legal expenses	3,732	4,274	2,721
Other	27,649	25,921	27,469
Total other noninterest expense	$67,180	$60,665	$60,598

Note 11—Income Taxes

The components of the consolidated income tax expense are as follows:

	For the Year Ended December 31,
(In thousands)	2018	2017	2016
Current:
Federal	$36,862	$33,799	$24,394
State	3,791	2,458	2,166
Total current expense	40,653	36,257	26,560
Deferred:
Federal	3,791	44,009	5,439
State	673	380	541
Total deferred expense	4,464	44,389	5,980
Total income tax expense	$45,117	$80,646	$32,540

Income tax expense as shown in the consolidated statements of income differed from the amounts computed by applying the U.S. federal income statutory rate to income before income taxes.  The statutory rate is 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016.  A reconciliation of the differences is presented below:

	For the Year Ended December 31,
(In thousands)	2018	2017	2016
Computed income tax expense at statutory rate	$44,389	$64,050	$34,410
Effects of tax reform	(284)	$19,022	—
Tax exempt interest, net	(1,609)	(3,988)	(2,744)
BOLI income	(717)	(1,148)	(1,023)
State tax expense	3,527	2,279	1,760
Goodwill writeoff on sale of subsidiary assets	2,254	—	—
One-time bad debt deduction on legacy loan portfolio	(5,565)	—	—
Other, net	3,122	431	137
Total income tax expense	$45,117	$80,646	$32,540

As a result of Tax Reform enacted on December 22, 2017, deferred taxes are based on the newly enacted U.S. federal statutory income tax rate of 21%. In 2017, the provisional amount recorded related to the remeasurement of the Company’s deferred tax asset was $19.0 million, which was recorded as income tax expense. The Company completed its analysis of the remeasurement of the Company’s deferred tax asset within the measurement period and the amount is not materially different from the provisional amount recorded in 2017.

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

	As of December 31,
(In thousands)	2018	2017
Deferred income tax assets:
Allowance for credit losses	$20,256	$18,464
Deferred compensation	3,338	3,440
Accrued compensation	3,630	2,506
Net operating loss carryforwards	8,893	9,859
Alternative minimum tax credit carryover	978	978
Unrealized loss on securities, net	7,910	1,271
Unrealized loss on derivative instruments	5,496	4,912
Other	3,588	6,198
Total deferred income tax assets	54,089	47,628
Deferred income tax liabilities:
Difference in book and tax basis of intangibles	1,573	1,927
Other	6,239	4,213
Excess of book basis in assets acquired and tax liabilities assumed over book carrying value:
Intangibles	9,473	7,122
Other	3,580	3,592
Total deferred income tax liabilities	20,865	16,854
Net deferred income tax asset	$33,224	$30,774

ASC Topic 740, “Income Taxes,” requires that deferred tax assets be reduced if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management’s determination of the realizability of deferred tax assets is based on its evaluation of all available evidence both positive and negative, and its expectation regarding various future events, including the reversal of deferred tax liabilities, projected future taxable income and tax planning strategies.  Positive evidence supporting the realization of the Company’s deferred tax assets at December 31, 2018, includes generation of taxable income since 2012, the Company’s strong capital position, as well as sufficient amounts of projected future taxable income, of the appropriate character, to support the realization of the $54.1 million at December 31, 2018.  In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of $191.2 million before the end of the statutory net operating loss carryforward period.  Based on the assessment of all positive and negative evidence at December 31, 2018 and 2017, management has concluded that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

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

As of December 31, 2018, the Company has federal net operating loss carryforwards of $37.9 million which will begin to expire in 2031.  The Company has state net operating loss carryforwards of $21.2 million which will begin to expire in 2023. In addition, the Company has an AMT credit carryforward of $978,000 as of December 31, 2018, which has no expiration.

The Company and its subsidiaries are subject to U.S. federal income tax as well as various state and local income taxes. With certain limited exceptions, the Company has concluded all U.S. federal and state income tax matters for years before 2015.  The Company applies the guidance in ASC 740-10, “Accounting for Uncertainty in Income Taxes.” ASC 740-10 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority based on technical merits of the position. Tax benefits from tax positions not deemed to meet the “more likely than not” threshold should not be recognized in the year of determination.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (unrecognized state income tax benefits are not adjusted for the federal income tax impact):

	For the Year Ended December 31,
(In thousands)	2018	2017	2016
Unrecognized income tax benefits	$894	$944	$—
Increases for tax positions related to:
Prior years	—	9	422
Current year	479	394	522
Decreases for tax positions related to:
Prior years	(101)	(453)	—
Current year	—	—	—
Settlement with taxing authorities	—	—	—
Expiration of applicable statutes of limitations	—	—	—
Unrecognized income tax benefits	$1,272	$894	$944

As of December 31, 2018 and 2017, the balance of unrecognized tax benefits, if recognized, that would reduce the effective tax rate is $1.0 million and $0.6 million, respectively.  The Company does not anticipate a significant change to the total amount of unrecognized tax benefits with the next 12 months.

The Company classifies interest and penalties on uncertain tax positions as a component of noninterest expense.  During the years ended December 31, 2018 and 2017, the Company recognized approximately $57,000 and $(4,000) in interest and penalties.  The Company’s accrued interest and penalties on unrecognized tax benefits was $137,000 and $88,000 as of December 31, 2018 and 2017, respectively.  Accrued interest and penalties are included in other liabilities.

Note 12—Earnings Per Common Share

The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for each of the years in the period ended December 31, 2018.

	Year Ended December 31,
(In thousands, except per share data)	2018	2017	2016
Net income per consolidated statements of income	$166,261	$102,353	$65,774
Net income allocated to participating securities	(197)	—	—
Net income allocated to common stock	$166,064	$102,353	$65,774

Weighted average common shares outstanding (Basic)	83,562,109	81,072,945	75,000,000
Weighted average dilutive restricted stock units	813,180	532,070	294,600
Weighted average common shares outstanding (Diluted)	84,375,289	81,605,015	75,294,600

Earnings per common share (Basic)	$1.99	$1.26	$0.88
Earnings per common share (Diluted)	$1.97	$1.25	$0.87

Note 13—Employee Benefits

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

The following table sets forth the defined benefit pension plan’s funded status as of December 31, 2018 and 2017 and amounts recognized in the Company’s consolidated financial statements for each of the years in the period ended December 31, 2018:

(In thousands)	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of period	$5,909	$5,785
Service cost	100	100
Interest cost	165	192
Actuarial loss (gain)	(797)	224
Administrative expenses paid	(36)	(40)
Benefits paid	(225)	(77)
Settlements	—	(275)
Benefit obligation at end of year	5,116	5,909
Change in plan assets:
Fair value of plan assets at beginning of period	6,130	4,689
Return on plan assets	(213)	533
Employer contributions	—	1,300
Administrative expenses paid	(36)	(40)
Benefits paid	(225)	(77)
Settlements	—	(275)
Fair value of plan assets at end of year	5,656	6,130
Funded status	$540	$221

(In thousands)	2018	2017	2016
Components of net periodic benefit cost:
Service cost	$100	$100	$100
Interest cost	165	192	221
Expected return on plan assets	(319)	(261)	(234)
Net loss amortization	—	65	53
Cost of settlements	—	45	156
Net periodic benefit cost	$(54)	$141	$296
Amount recognized in accumulated other comprehensive income:
Amortization of net actuarial loss	$—	$65	$53
Net actuarial gain (loss)	265	48	(226)
Adjustment for settlement	—	45	156
Gains (losses) on pension liability	265	158	(17)
Tax effect	(62)	(37)	4
Net unrealized gains (losses) on pension liability	$203	$121	$(13)

	2018	2017	2016
Weighted average assumptions used to determine benefit obligations and net periodic pension cost at December 31:
Discount rate	3.92%	3.21%	3.52%
Compensation increase rate	N/A	N/A	N/A
Census date	1/1/2019	1/1/2018	1/1/2017
Expected return on plan assets	5.50%	5.50%	5.50%

Of the above amount recognized in accumulated other comprehensive income, $20 thousand is expected to be recognized as a component of net periodic benefit cost in 2019.

Retiree benefit payments, which reflect expected future service, are anticipated to be paid as follows:

(In thousands)	Amount
2019	$1,173
2020	1,262
2021	298
2022	249
2023	497
2024-2028	1,301
Total	$4,780

In determining the expected return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of total plan assets, individual asset classes, and economic and other indicators of future performance. In addition, the Company may consult with and consider the opinions of financial and other professionals in developing appropriate return benchmarks.

The Company’s defined benefit pension plan fair values and weighted-average asset allocations at December 31, 2018 and 2017, by asset category, were as follows:

	2018		2017
(In thousands)	Fair Value of Plan Assets	Asset Allocations	Fair Value of Plan Assets	Asset Allocations
Asset Category:
Equity securities	$2,262	40%	$2,382	39%
Fixed income securities	3,311	59	3,342	55
Cash and cash equivalents	83	1	406	6
Total	$5,656	100%	$6,130	100%

The primary investment objective of the Company’s defined benefit pension plan is to maximize total return while accepting and managing a moderate to average degree of risk. The assets are invested based upon a moderate growth asset allocation model, which seeks to provide long-term growth of capital with a moderate level of current income and a somewhat higher level of principal volatility. For 2018, the assets were allocated in a target mix of 59% fixed income, 40% equity, and 1% other. The fixed income class is divided between core fixed income bond funds and a high-yield bond fund. The equity class is diversified among large, mid and small cap growth and value stock funds with an emphasis being placed on large cap. There is also an exposure in the international equity market. This diversification among all of the equity sectors is an effort to reduce risk and attempt to generate higher returns. As a result of market conditions, the target percentages may not be achieved at any one point in time.

The investments are managed by the Trust Division of the Company within the established guidelines. It is the intent of management to give the investment managers flexibility within the overall parameters designated in the investment model selected by the Bank’s Trust Company Investment Committee for the plan.

The fair values of all plan assets as of December 31, 2018 and 2017, were measured using quoted prices in active markets for identical assets and liabilities (Level 1 inputs, as defined by ASC Topic 820, “Fair Value Measurements and Disclosures”).

The Company does not have a minimum cash contribution for 2019. The Company did not contribute in 2018.  The Company contributed $1.3 million and $0.9 million for the years ended December 31, 2017 and 2016, respectively.

Other Plans

Contributions to the 401(k) plan totaled $3.8 million and $3.5 million in 2018 and 2017, respectively.

The accrued liability for the supplemental retirement plan that originated from an acquired bank, accounted for under ASC Topic 715, approximates the projected benefit obligation. The accrued liability for this plan was $1.7 million and $1.9 million at December 31, 2018 and 2017, respectively. The Company recognized a credit of $0.3 million in compensation expense for the year ended December 31, 2018 to adjust for lower projected benefit payments. The amount recognized in compensation expense for the years ended December 31, 2017 and 2016 was $706 thousand and $322 thousand, respectively.

The accrued liabilities for the unqualified supplemental retirement and voluntary deferred compensation plans were $3.1 million and $3.2 million at December 31, 2018 and 2017, respectively. The Company recognized a credit of $80 thousand, in compensation expense for the year ended December 31, 2018 to adjust for lower projected benefit payments. The amounts recognized in compensation expense for the years ended December 31, 2017, and 2016 were $47 thousand and $186 thousand, respectively. Compensation expense for the voluntary deferred compensation plan is impacted by the changes in market values of plan assets and projected benefit payments.

Projected benefit payments under these plans are anticipated to be paid as follows:

Year	Amount (In thousands)
2019	$376
2020	376
2021	384
2022	384
2023	385
2024-2028	1,903
Total	$3,808

On June 1, 2018, the Company commenced the 2018 Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase the Company’s Class A Common Stock (“Common Stock”) at a discount of 15% of the fair market value of a share of Class A Common Stock, defined as the closing price of Common Stock on the stock exchange for the first and last days of the purchase period (as defined). The total amount of the Company’s Common Stock on which options may be granted under the ESPP shall not exceed 500,000 shares. Shares of Common Stock subject to any unexercised portion of a terminated, canceled or expired option granted under the ESPP may again be used for options under the ESPP.  No participating employee shall have any rights as a shareholder until the issuance of a stock certificate to the employee. There have been 40,598 shares issued under the ESPP in 2018 which resulted in compensation expense of $205 thousand for the year ended December 31, 2018.

Note 14—Related Party Transactions

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices, and are within applicable regulatory and lending limitations. As of December 31, 2018, the aggregate balances of related party deposits were approximately $571 million.  This was primarily due to a deposit account of approximately $311 million by State Bank and one large deposit account by a related third party. The aggregate balances of related party deposits were insignificant as of December 31, 2017.  The aggregate balances of related party loans as of December 31, 2018 and 2017 were insignificant.

Note 15—Regulatory Matters

Cadence and Cadence Bank are each required to comply with regulatory capital requirements established by federal and state banking agencies. Failure to meet minimum capital requirements can subject the Company and the Bank to certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. These regulatory capital requirements involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items, and qualitative judgments by the regulators. Management believes that no events or changes have occurred after December 31, 2018 that would change this designation.

Quantitative measures established by regulation to ensure capital adequacy require institutions to maintain minimum ratios of common equity Tier 1, Tier 1, and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average tangible assets (the “Leverage” ratio).

The actual capital amounts and ratios for the Company and the bank as of December 31, 2018 and 2017 are presented in the following tables and as shown, are above the thresholds necessary to be considered “well-capitalized”.

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
December 31, 2018
Actual:
Tier 1 leverage	$1,209,407	10.1%	$1,327,974	11.1%
Common equity tier 1 capital	1,172,454	9.8	1,277,974	10.7
Tier 1 risk-based capital	1,209,407	10.1	1,327,974	11.1
Total risk-based capital	1,403,311	11.8	1,447,719	12.1
Minimum requirement:
Tier 1 leverage	479,940	4.0%	479,667	4.0%
Common equity tier 1 capital	536,930	4.5	536,285	4.5
Tier 1 risk-based capital	715,907	6.0	715,047	6.0
Total risk-based capital	954,542	8.0	953,396	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	599,584	5.0%
Common equity tier 1 capital	N/A	N/A	774,634	6.5
Tier 1 risk-based capital	715,907	6.0	953,396	8.0
Total risk-based capital	1,193,178	10.0	1,191,745	10.0

	Consolidated Company		Bank
(In thousands)	Amount	Amount	Amount	Ratio
December 31, 2017
Actual:
Tier 1 leverage	$1,096,438	10.7%	$1,198,234	11.7%
Common equity tier 1	1,058,888	10.6	1,149,181	11.5
Tier 1 risk-based capital	1,096,438	10.9	1,198,234	12.0
Total risk-based capital	1,283,561	12.8	1,311,376	13.1
Minimum requirement:
Tier 1 leverage	410,770	4.0%	410,743	4.0%
Common equity tier 1	450,951	4.5	450,874	4.5
Tier 1 risk-based capital	601,269	6.0	601,165	6.0
Total risk-based capital	801,691	8.0	801,553	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	513,429	5.0%
Common equity tier 1	N/A	N/A	651,262	6.5
Tier 1 risk-based capital	601,269	6.0	801,553	8.0
Total risk-based capital	1,002,114	10.0	1,001,941	10.0

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

The Bank is required to maintain average reserve balances in the form of cash or deposits with the Federal Reserve Bank. The reserve balance varies depending upon the types and amounts of deposits. At December 31, 2018 and 2017, the required reserve balance with the Federal Reserve Bank was approximately $91.5 million and $70.9 million, respectively.

Note 16—Commitments and Contingent Liabilities

The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of banking business and which involve elements of credit risk, interest rate risk, and liquidity risk. The commitments and contingent liabilities are commitments to extend credit, home equity lines, overdraft protection lines, and standby and commercial letters of credit. Such financial instruments are recorded when they are funded. A summary of commitments and contingent liabilities is as follows:

	As of December 31,
(In thousands)	2018	2017
Commitments to extend credit	$4,078,708	$3,270,097
Commitments to grant loans	103,570	522,967
Standby letters of credit	141,214	101,718
Performance letters of credit	21,026	17,638
Commercial letters of credit	11,262	11,790

Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. In addition, the Company has entered certain contingent commitments to grant loans.  Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the years ended December 31, 2018 and 2017.

The Company makes investments in limited partnerships, including certain low income housing partnerships for which tax credits are received. As of December 31, 2018 and 2017, unfunded capital commitments totaled $37.5 million and $20.3 million, respectively.

The Company and the Bank are defendants in various pending and threatened legal actions arising in the normal course of business. In the opinion of management, based upon the advice of legal counsel, the ultimate disposition of all pending and threatened legal action will not have a material effect on the Company’s consolidated financial statements.

Note 17—Concentrations of Credit

Most of the loans, commitments and letters of credit involve customers or sponsors in the Company’s market areas. Investments in state and municipal securities also involve governmental entities within the Company’s market areas. General concentrations of credit by type of loan are set forth in Note 4 of these consolidated financial statements. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Letters of credit were granted primarily to commercial borrowers.

Note 18—Supplemental Cash Flow Information

	For the Year Ended December 31,
(In thousands)	2018	2017	2016
Cash paid during the year for:
Interest	$120,823	$69,289	$55,086
Income taxes, net of refunds	40,754	33,268	23,025
Non-cash investing activities (at fair value):
Acquisition of real estate in settlement of loans	3,207	7,023	13,494
Transfers of loans to loans held for sale	36,627	16,206	318,868
Acquisition of net profits interest in settlement of loans	—	—	19,104

Note 19—Disclosure About Fair Values of Financial Instruments

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset and liability at December 31, 2018 and 2017:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Assets
Investment securities available-for-sale	$1,187,252	$—	$1,187,252	$—
Equity securities with readily determinable fair values not held for trading	5,840	5,840	—	—
Derivative assets	11,136	—	11,136	—
Net profits interests	5,779	—	—	5,779
Investments in limited partnerships	11,191	—	—	11,191
Total recurring basis measured assets	$1,221,198	$5,840	$1,198,388	$16,970
Liabilities
Derivative liabilities	$32,350	$—	$32,350	$—
Total recurring basis measured liabilities	$32,350	$—	$32,350	$—

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Assets
Investment securities available-for-sale	$1,257,063	$—	$1,257,063	$—
Equity securities with readily determinable fair values not held for trading	5,885	5,885	—	—
Derivative assets	3,958	—	3,958	—
Net profits interests	15,833	—	—	15,833
Total recurring basis measured assets	$1,282,739	$5,885	$1,261,021	$15,833
Liabilities
Derivative liabilities	$25,280	$—	$25,280	$—
Total recurring basis measured liabilities	$25,280	$—	$25,280	$—

There were no transfers between the Level 1 and Level 2 fair value categories during each of the three years in the period ended December 31, 2018.

Changes in Level 3 Fair Value Measurements Recorded on a Recurring Basis

The table below includes a roll-forward of the consolidated balance sheet amounts for each of the years in the period ended December 31, 2018 for changes in the fair value of financial instruments within Level 3 of the valuation hierarchy that are recorded on a recurring basis. Level 3 financial instruments typically include unobservable components, but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table (which are reported in Other Noninterest Income in the consolidated income statements) may include changes to fair value due in part to observable factors that may be part of the valuation methodology.

Level 3 Assets Measured at Fair Value on a Recurring Basis

	For the Year Ended December 31,
	2018	2017	2018	2017
(In thousands)	Net Profits Interests		Investments in Limited Partnerships
Beginning Balance	$15,833	$19,425	$—	$—
Transfers in due to adoption of ASU 2016-01	—	—	5,129	—
Adjustment recorded in retained earnings due to adoption of ASU 2016-01	—	—	1,201	—
Sales proceeds	(5,308)	—	—	—
Net (losses) gains included in earnings	(3,177)	(2,442)	2,457	—
Contributions paid	—	—	3,807	—
Distributions received	(1,569)	(1,150)	(1,403)	—
Ending Balance at December 31, 2018	$5,779	$15,833	$11,191	$—
Net unrealized (losses) gains included in earnings relating to assets held at the end of the period	$(2,818)	$(2,442)	$2,457	$—

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

The fair value of certain investments in limited partnerships was estimated using the practical expedient of net asset value. For other investments in limited partnerships that do not qualify for the practical expedient, we use a measurement alternative which measures these investments at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

Assets Recorded at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheets at December 31, 2018 and 2017, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Loans held for sale	$59,461	—	$59,461	$—
Impaired loans, net of specific allowance	71,741	—	—	71,741
Other real estate	2,406	—	—	2,406
Total assets measured on a nonrecurring basis	$133,608	$—	$59,461	$74,147

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Loans held for sale	$61,359	—	$61,359	$—
Impaired loans, net of specific allowance	65,088	—	—	65,088
Other real estate	7,605	—	—	7,605
Total assets measured on a nonrecurring basis	$134,052	$—	$61,359	$72,693

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

Significant unobservable inputs used in Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis are summarized below:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
December 31, 2018
Impaired loans, net of specific allowance	$71,741	Appraised value, as adjusted	Discount to fair value	0% - 20%
		Discounted cash flow	Net recoverable oil and gas reserves and forward-looking commodity prices. Discount rate - 10%	0 - 10%
		Discounted cash flow	Discount rates - 2.9% to 8.7%	0% - 20%(1)
		Enterprise value	Exit multiples	0 - 15%(1)
			Estimated closing costs	10%
Other real estate	2,406	Appraised value, as adjusted	Discount to fair value	0% - 20%
			Estimated closing costs	10%
(1) - Represents difference of unpaid balance to fair value.

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
December 31, 2017
Impaired loans, net of specific allowance	$65,088	Appraised value, as adjusted	Discount to fair value	0% - 50%
		Discounted cash flow	Net recoverable oil and gas reserves and forward-looking commodity prices. Discount rate - 9%	0% - 29%(1)
		Discounted cash flow	Discount rates - 3.6% to 8.0%	0% - 1%(1)
			Estimated closing costs	10%
Other real estate	7,605	Appraised value, as adjusted	Discount of fair value	0%-20%
			Estimated closing costs	10%
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

Net Loans.    Loans are valued on an individual basis, with consideration given to the loans’ underlying characteristics, including account types, remaining terms, annual interest rates or coupons, interest types, accrual basis, timing of principal and interest payments, current market rates, and remaining balances. A discounted cash flow model is used to estimate the fair value of the loans using assumption for the coupon rates, remaining maturities, prepayments speeds, projected default probabilities by risk grade, and estimates of prevailing discount rates. The discounted cash flow approach models the projected cash flows, applying various assumptions regarding interest and payment risks for the loans based on the loan types, payment types and fixed or variable classifications. For variable rate loans, forward interest rate curves are integrated into the projection of cash flows. The forward curves are index specific and obtained from a leading third-party provider. Future coupon payments are determined based upon the applicable forward curve, spread, next repricing date, and repricing frequency. Estimated fair values are disclosed through the application of the exit price notion.  The assumptions used to estimate fair value are intended to approximate those that a market participant would use in an orderly transaction on the measurement date.

Derivative Financial Instruments.    Derivative financial instruments are measured at fair value based on modeling that utilizes observable market inputs for various interest rates published by leading third-party financial news and data providers. This is observable data that represents the rates used by market participants for instruments entered into at that date; however, they are not based on actual transactions, so they are classified as Level 2.

Other Assets - Net profits interests.    The fair value of the net profit interests in oil and gas reserves was estimated using discounted cash flow analyses applied to the expected cash flows from producing developed wells.  Expected cash flows are derived from reports prepared by consulting engineers under established professional standards for the industry.

Investments in Limited Partnerships.The fair value of certain investments in limited partnerships was estimated using the net asset value practical expedient provided by the partnership as allowed by ASC 820 for an equity security without a readily determinable fair value.  Certain other limited partnerships without readily determinable fair values that do not qualify for the practical expedient are accounted for at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The investments in affordable housing projects are carried at amortized costs which approximate fair value (Note 20).

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

Limitations.    The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. The fair values for loans involve the use of significant internally-developed pricing assumptions due to market-illiquidity for loans net of unearned income and loans held for sale as of December 31, 2018 and 2017. These assumptions are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. This table only includes financial instruments of the Company, and, accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of the Company.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2018
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$237,342	$237,342	$237,342	$—	$—
Interest-bearing deposits in other banks	523,436	523,436	523,436	—	—
Federal funds sold	18,502	18,502	18,502	—	—
Investment securities available-for-sale	1,187,252	1,187,252	—	1,187,252	—
Equity securities with readily determinable fair values not held for trading	5,840	5,840	5,840	—	—
Loans held for sale	59,461	59,461	—	59,461	—
Net loans	9,959,545	9,735,130	—	—	9,735,130
Derivative assets	11,136	11,136	—	11,136	—
Net profits interests	5,779	5,779	—	—	5,779
Investments in limited partnerships	36,917	36,917	—	—	36,917
Financial Liabilities:
Deposits	10,708,689	10,700,350	—	10,700,350	—
Advances from FHLB	150,000	150,000	—	150,000	—
Securities sold under agreements to repurchase	1,106	1,106	—	1,106	—
Senior debt	184,801	194,762	—	194,762	—
Subordinated debt	98,910	103,008	—	103,008	—
Junior subordinated debentures	36,953	46,946	—	46,946	—
Derivative liabilities	32,350	32,350	—	32,350	—

	December 31, 2017
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$238,707	$238,707	$238,707	$—	$—
Interest-bearing deposits in other banks	482,568	482,568	482,568	—	—
Federal funds sold	9,536	9,536	9,536	—	—
Securities available-for-sale	1,257,063	1,257,063	—	1,257,063	—
Securities held-to-maturity	290	311	—	311	—
Equity securities with readily determinable fair values not held for trading	5,885	5,885	5,885	—	—
Loans held for sale	61,359	61,359	—	61,359	—
Net loans	8,165,851	8,134,903	—	—	8,134,903
Derivative assets	3,958	3,958	—	3,958	—
Net profits interests	15,833	15,833	—	—	15,833
Financial Liabilities:
Deposits	9,011,515	9,006,890	—	9,006,890	—
Advances from FHLB	150,000	150,000	—	150,000	—
Securities sold under agreements to repurchase	1,026	1,026	—	1,026	—
Senior debt	184,629	194,484	—	194,484	—
Subordinated debt	98,687	94,724	—	94,724	—
Junior subordinated debentures	36,472	49,161	—	49,161	—
Derivative liabilities	25,280	25,280	—	25,280	—

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

The Bank has invested in several affordable housing projects as a limited partner. The partnerships have qualified to receive annual affordable housing federal tax credits that are recognized as a reduction of current tax expense. The Company has determined that these structures meet the definition of VIE’s under ASC 810 but that consolidation is not required, as the Bank is not the primary beneficiary. At December 31, 2018 and 2017, the Bank’s maximum exposure to loss associated with these limited partnerships was limited to the Bank’s investment. The Company accounts for these investments and the related tax credits using either the effective yield method or the proportional amortization method, depending upon the date of the investment. Under the effective yield method, the Bank recognizes the tax credits as they are allocated and amortizes the initial costs of the investments to provide a constant effective yield over the period that the tax credits are allocated. Under the proportional amortization method, the Bank amortizes the cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. At December 31, 2018 and 2017, the Company had recorded investments in other assets on its consolidated balance sheets of approximately $7.8 million and $7.9 million, respectively related to these investments.

Additionally, the Company invests in other certain limited partnerships accounted for under the fair value practical expedient of net asset value totaling $11.2 million as of December 31, 2018.  The Company recognized a $2.5 million gain for the year ended December 31, 2018 related to these assets recorded at fair value through net income.  Certain other limited partnerships without readily determinable fair values that do not qualify for the practical expedient are accounted for at their cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments totaled $8.7 million as of December 31, 2018. Other limited partnerships are accounted for under the equity method totaling $9.2 million and $8.8 million as of December 31, 2018 and 2017, respectively. As of December 31, 2017 and prior to the adoption of ASU 2016-01, certain limited partnerships were accounted for under the cost method totaling $14.0 million.

The following table presents a summary of the Company’s investments in limited partnerships subsequent to the adoption of ASU 2016-01 as of December 31, 2018:

(In thousands)	As of December 31, 2018
Affordable housing projects (amortized cost)	$7,803
Limited partnerships accounted for under the fair value practical expedient of NAV	11,191
Limited partnerships without readily determinable fair values that do not qualify for the practical expedient of NAV accounted for under the cost method	8,714
Limited partnerships required to be accounted for under the equity method	9,209
Total investments in limited partnerships	$36,917

Marketable equity securities carried at fair value, which consists of one CRA qualifying investment and is reported in other assets in the consolidated balance sheets. Total marketable equity securities were $5.8 million and $5.9 million at December 31, 2018 and 2017, respectively.

Effective January 1, 2018, Cadence adopted the new accounting guidance that requires equity investments with readily determinable fair values not held for trading to be recorded at fair value with changes in fair value reported in net income. Cadence elected a measurement alternative to fair value for certain equity investments without a readily determinable fair value. There were no downward and upward adjustments for impairments or price changes. The carrying amount of equity investments measured under the measurement alternative from observable transactions are as follows:

(In thousands)	Year Ended December 31, 2018
Carrying value, December 31, 2017	$8,856
Distributions	(1,109)
Contributions	967
Carrying value, December 31, 2018	$8,714

During 2016, the Bank received net profits interests in oil and gas reserves, in connection with the reorganization under bankruptcy of two loan customers (one of these was sold during 2018). The Company has determined that these contracts meet the definition of VIE’s under Topic ASC 810, but that consolidation is not required as the Bank is not the primary beneficiary. The Company sold a previously owned net profit interest in the fourth quarter of 2018 for $5.3 million. The net profits interests are financial instruments and recorded at estimated fair value, which was $5.8 million and $15.8 million at December 31, 2018 and 2017, respectively, representing the maximum exposure to loss as of that date.

The Company has established a rabbi trust related to the deferred compensation plan offered to certain of its employees. The Company contributes employee cash compensation deferrals to the trust. The assets of the trust are available to creditors of the Company only in the event the Company becomes insolvent. This trust is considered a VIE because either there is no equity at risk in the trust or because the Company provided the equity interest to its employees in exchange for services rendered. The Company is considered the primary beneficiary of the rabbi trust as it has the ability to select the underlying investments made by the trust, the activities that most significantly impact the economic performance of the rabbi trust. The Company includes the assets of the rabbi trust as a component of other assets and a corresponding liability for the associated benefit obligation in other liabilities in its consolidated balance sheets. The amount of rabbi trust assets and benefit obligation was $3.6 million at December 31, 2018 and 2017, respectively.

Note 21—Segment Reporting

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

The following tables present the operating results of the segments as of and for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31, 2018
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$407,674	$(2,307)	$(17,626)	$387,741
Provision for credit losses	12,700	—	—	12,700
Noninterest income	47,316	46,805	517	94,638
Noninterest expense	215,574	35,679	7,048	258,301
Income tax expense (benefit)	52,464	3,979	(11,326)	45,117
Net income (loss)	$174,252	$4,840	$(12,831)	$166,261
Total assets	$12,622,287	$94,618	$13,380	$12,730,285

	For the Year Ended December 31, 2017
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$344,987	$(1,347)	$(17,424)	$326,216
Provision for credit losses	9,735	—	—	9,735
Noninterest income	51,286	47,956	632	99,874
Noninterest expense	194,212	36,178	2,966	233,356
Income tax expense (benefit)	88,417	2,000	(9,771)	80,646
Net income (loss)	$103,909	$8,431	$(9,987)	$102,353
Total assets	$10,854,206	$90,639	$4,081	$10,948,926

	For the Year Ended December 31, 2016
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$297,701	$(201)	$(18,061)	$279,439
Provision for credit losses	49,348	—	—	49,348
Noninterest income	45,499	42,727	177	88,403
Noninterest expense	186,874	32,334	972	220,180
Income tax expense (benefit)	37,442	3,567	(8,469)	32,540
Net income (loss)	$69,536	$6,625	$(10,387)	$65,774

Note 22—Equity-based Compensation

The Company administers a long-term incentive compensation plan that permits the granting of incentive awards in the form of stock options, restricted stock, restricted stock units, performance units, stock appreciation rights, or other stock-based awards. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board of Directors

The Amended and Restated 2015 Omnibus Incentive Plan (the “Plan”), permits the Company to grant to employees and directors various forms of incentive compensation. The principal purposes of this plan are to focus directors, officers and other employees and consultants on business performance that creates shareholder value, to encourage innovative approaches to the business of the Company, and to encourage ownership of the Company’s stock. The Plan authorizes 7,500,000 common share equivalents available for grant, where grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. The number of remaining share equivalents available for future issuance under the Plan was 7,224,256 at December 31, 2018.

On July 21, 2015, the Company granted 258,375 restricted stock units to select executives. These grants contained performance conditions which, for accounting purposes, were deemed improbable of being achieved during the fourth quarter of 2016. On November 30, 2016, these grants were cancelled and replaced with 395,250 restricted stock units with a market condition. Also granted at the time of the modification were 277,500 restricted stock units to new grantees. The grantees did not have rights as stockholders, including the right to dividends, until the restricted stock units are vested. These units expired in the fourth quarter of 2018 as the market condition was not achieved.

On April 2, 2018, the Company granted 270,105 shares of stock-based awards in the form of restricted stock units pursuant to and subject to the provisions of the Plan.  While the grant specifies a stated target number of units, the determination of the actual settlement in shares will be based in part on the achievement of certain financial performance measures of the Company over the three years ending December 31, 2020. For half of the units granted, these performance conditions will determine the actual units vested on March 31, 2021 and can be in the range of zero to two times the units granted.  The remaining half of the restricted stock units vest equally on March 31 of each of the next three years.  These grants include rights as a shareholder in the form of dividend equivalents. Dividend equivalents for time vested restricted stock units will be paid on each dividend payment date for the Company; dividend equivalents for the performance vesting restricted stock will be accrued and paid on the vested number of shares once the performance is achieved and the shares are issued.  On October 1, 2018, the Company granted an additional 6,346 shares of stock-based awards in the form of restricted stock units pursuant to and subject to the provisions of the Plan with the same terms as the awards granted on April 2, 2018.

The fair value of these restricted stock units was estimated based upon the fair value of the underlying shares on the date of the grant.

The Company recorded $3.7 million equity-based compensation expense for the outstanding restricted stock units for 2018, compared to $1.7 million and $117 thousand for 2017 and 2016, respectively.  The remaining expense related to unvested restricted stock units is $5.3 million as of December 31, 2018 and will be recognized over the next 27 months.

There were 275,744 outstanding non-vested restricted stock units with a weighted average grant date fair value of $26.49 as of December 31, 2018.  The following table summarizes the activity related to restricted stock unit awards for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31, 2018
	2018		2017		2016
	Number of Shares	Fair Value per Unit at Award Date	Number of Shares	Fair Value per Unit at Award Date	Number of Shares	Fair Value per Unit at Award Date
Non-vested at beginning of period	672,750	$5.14	672,750	$5.14	258,375	$13.43
Units deemed improbable to vest	—	—	—	—	(258,375)	13.43
Expired during the period	(672,750)	5.14	—	—	—	—
Amended grants	—	—	—	—	395,250	5.14
Forfeited during the period	(707)	26.50	—	—	—	—
Granted during the period	276,451	26.49	—	—	277,500	5.14
Non-vested at end of period	275,744	$26.49	672,750	$5.14	672,750	$5.14

Note 23—Condensed Financial Information of Cadence Bancorporation (Parent Only)

Condensed Balance Sheets

December 31, 2018 and 2017

(In thousands)	2018	2017
ASSETS
Cash and due from banks	$985	$494
Interest-bearing deposits with banks	114,871	150,587
Investment in consolidated bank subsidiary	1,593,469	1,488,223
Investment in consolidated nonbank subsidiary	16,787	16,008
Other assets	15,126	3,587
Total Assets	$1,741,238	$1,658,899
LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Interest payable	$818	$813
Senior debt	184,801	184,629
Subordinated debt	74,158	73,982
Junior subordinated debentures	36,953	36,472
Other liabilities	6,234	3,947
Total liabilities	302,964	299,843
Shareholder’s Equity:
Common stock	836	836
Additional paid-in capital	1,041,000	1,037,040
Treasury stock	(22,010)	—
Retained earnings	461,360	340,213
Accumulated other comprehensive loss	(42,912)	(19,033)
Total Shareholders' Equity	1,438,274	1,359,056
Total Liabilities and Shareholders' Equity	$1,741,238	$1,658,899

Condensed Statements of Income

For the Years Ended December 31, 2018, 2017 and 2016

(In thousands)	2018	2017	2016
INCOME
Dividends from bank subsidiary	$59,494	$11,000	$13,500
Interest income	73	65	25
Other income	516	632	176
Total income	60,083	11,697	13,701
EXPENSES
Interest expense	17,626	17,424	18,060
Other expenses	7,048	3,305	2,092
Total expenses	24,674	20,729	20,152
Income (loss) before income taxes and equity in undistributed income of subsidiaries	35,409	(9,032)	(6,451)
Equity in undistributed income of subsidiaries	125,727	103,390	64,424
Net income before income taxes	161,136	94,358	57,973
Income tax benefit	(5,125)	(7,995)	(7,801)
Net income	$166,261	$102,353	$65,774

Condensed Statements of Cash Flows

For the Years Ended December 31, 2018, 2017 and 2016

(In thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$166,261	$102,353	$65,774
Adjustments to reconcile net income to net cash provided in operations:
Deferred income tax expense	358	1,084	(1,598)
Equity in undistributed income of subsidiaries	(125,727)	(103,390)	(64,424)
(Increase) decrease in other assets	(10,143)	3,892	3,043
Increase (decrease) in interest payable	5	3	(102)
Increase (decrease) in other liabilities	2,151	891	(504)
Net cash provided by operating activities	32,905	4,833	2,189
CASH FLOWS FROM INVESTING ACTIVITIES
Capital contributions to bank subsidiary	—	(50,000)	—
(Increase) decrease in limited partnership investments	(125)	(63)	463
Net cash (used in) provided by investing activities	(125)	(50,063)	463
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of senior debt	—	(9,600)	(78)
Proceeds from issuance of common stock	—	155,581	—
Cash dividends paid on common stock	(45,995)	—	—
Repurchase of common stock	(22,010)	—	—
Net cash (used in) provided by financing activities	(68,005)	145,981	(78)
Net (decrease) increase in cash and cash equivalents	(35,225)	100,751	2,574
Cash and cash equivalents at beginning of year	151,081	50,330	47,756
Cash and cash equivalents at end of year	$115,856	$151,081	$50,330

Note 24—Accumulated Other Comprehensive Income (Loss)

Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables for each of the years in the period ended December 31, 2018.

(In thousands)	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on defined benefit pension plans	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Accumulated other comprehensive gain (loss)
Balance, December 31, 2015	$5,901	$(487)	$1,626	$7,040
Net change	(27,720)	(13)	(11,838)	(39,571)
Balance, December 31, 2016	(21,819)	(500)	(10,212)	(32,531)
Period change	21,605	121	(2,982)	18,744
Reclassification of amounts within AOCI to retained earnings due to tax reform (See Notes 1 and 11)	(1,946)	(152)	(3,148)	(5,246)
Balance, December 31, 2017	(2,160)	(531)	(16,342)	(19,033)
Net change	(22,119)	203	(1,963)	(23,879)
Balance, December 31, 2018	$(24,279)	$(328)	$(18,305)	$(42,912)

Note 25—Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations, for the years ended December 31, 2018 and 2017:

	Three Months Ended,
(In thousands)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Interest income	$143,857	$131,753	$123,963	$113,093
Interest expense	40,711	33,653	28,579	21,982
Net interest income	103,146	98,100	95,384	91,111
Provision for credit losses	8,422	(1,365)	1,263	4,380
Noninterest income (1)	21,007	23,976	24,672	24,983
Noninterest expense	72,696	61,231	62,435	61,939
Income before income taxes	43,035	62,210	56,358	49,775
Provision for income taxes	10,709	15,074	8,384	10,950
Net income	$32,326	$47,136	$47,974	$38,825
Earnings per common share (Basic)	$0.39	$0.56	$0.57	$0.46
Earnings per common share (Diluted)	0.39	0.56	0.57	0.46

	Three Months Ended,
(In thousands)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Interest income	$108,370	$99,503	$99,375	$89,619
Interest expense	20,459	18,340	16,991	14,861
Net interest income	87,911	81,163	82,384	74,758
Provision for credit losses	(4,475)	1,723	6,701	5,786
Noninterest income (2)	25,656	27,124	22,989	24,105
Noninterest expense	66,371	56,530	56,134	54,321
Income before income taxes	51,671	50,034	42,538	38,756
Provision for income taxes	36,980	17,457	13,570	12,639
Net income	$14,691	$32,577	$28,968	$26,117
Earnings per common share (Basic)	$0.18	$0.39	$0.35	$0.35
Earnings per common share (Diluted)	0.17	0.39	0.35	0.35
(1)	Includes net securities gains (losses) of $(54) thousand, $2 thousand, $(1.8) million and $12 thousand during the fourth, third, second and first quarters of 2018, respectively.
(2)	Includes net securities gains (losses) of $16 thousand, $1 thousand, $(244) thousand and $81 thousand during the fourth, third, second and first quarters of 2017, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this Annual Report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and are also designed to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting. The Report of Management on Internal Control Over Financial Reporting and the attestation report on our internal control over financial reporting issued by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements, are included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fourth fiscal quarter ended December 31, 2018 covered by this Annual Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the captions “Directors and Executive Officers” and “Board of Directors, Committees and Governance” in our 2019 Proxy Statement to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of our fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the caption “Executive and Director Compensation” in the 2019 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED SHAREHOLDERS MATTERS

The information required by this Item is incorporated herein by reference to the information under the caption “Security Ownership of Certain Beneficial Owners, Directors and Management” in the 2019 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the caption “Our Relationship with Cadence Bancorp LLC and Certain Other Related Party Transactions” in the 2019 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption “Principal Accountant Fees” in the 2019 Proxy Statement.

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

2.1

Agreement and Plan of Merger, dated as of May 11, 2018, by and between Cadence Bancorporation and State Bank Financial Corporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Cadence Bancorporation, filed with the Securities and Exchange Commission on May 14, 2018).

3.1

Second Amended and Restated Certificate of Incorporation of Cadence Bancorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Cadence Bancorporation (Registration No. 333-216809), filed with the Securities and Exchange Commission on March 17, 2017).

3.2

Amended and Restated Bylaws of Cadence Bancorporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Cadence Bancorporation (Registration No. 333-216809), filed with the Securities and Exchange Commission on March 17, 2017).

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

10.9†

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

10.11†

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

10.13†

Cadence Bancorporation 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Revised Definitive Proxy Statement of Cadence Bancorporation for its 2018 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on March 30, 2018).

10.14†

Services and Covenant Agreement, dated as of June 11, 2018, by and between Cadence Bancorporation and Joseph W. Evans (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cadence Bancorporation, filed with the Securities and Exchange Commission on January 2, 2019).

10.15†

Services and Covenant Agreement, dated as of June 11, 2018, by and between Cadence Bancorporation and J. Thomas Wiley, Jr. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Cadence Bancorporation, filed with the Securities and Exchange Commission on January 2, 2019).

21.1

Subsidiaries of Cadence Bancorporation (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 of Cadence Bancorporation (Registration No. 333-216809), filed with the Securities and Exchange Commission on March 17, 2017.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized in Houston, Texas on the 1st day of March, 2019.

CADENCE BANCORPORATION

By:	/s/ Paul B. Murphy, Jr.
Paul B. Murphy, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Paul B. Murphy, Jr. Paul B. Murphy, Jr.	Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2019

By:	/s/ Valerie C. Toalson Valerie C. Toalson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2019

By: By:	/s/ Joseph W. Evans Joseph W. Evans /s/ William B. Harrison, Jr. William B. Harrison, Jr.	Director Director	March 1, 2019 March 1, 2019

By: By:	/s/ Virginia A. Hepner Virginia A. Hepner /s/ Robert K. Steel Robert K. Steel	Director Director	March 1, 2019 March 1, 2019

By:	/s/ J. Richard Fredericks J. Richard Fredericks	Director	March 1, 2019

By:	/s/ Marc J. Shapiro Marc J. Shapiro	Director	March 1, 2019
By:	/s/ Scott M. Stuart Scott M. Stuart	Director	March 1, 2019

By:	/s/ J. Thomas Wiley, Jr. J. Thomas Wiley, Jr.	Director	March 1, 2019