Form 10-K/A
period 2018-12-31
Cadence Bancorporation
filed 2019-03-08
CIK 1614184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment Number 1

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

Number of shares of Class A common stock outstanding as of February 28, 2019: 129,962,749

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement relating to the 2019 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2018, are incorporated by reference into Part II, Item 5 and Part III, Items 10-14 of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A amends our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2018. This amendment is being filed to correct certain clerical errors that appeared in the original filing including the following: (1) the cover page is being amended to correct the number of shares of Class A common stock outstanding as of February 28, 2019 to 129,962,749; (2) page 79 in the original filing is being revised to delete the sentence within brackets. No other information in the original filing is being revised.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized in Houston, Texas on the 8th day of March, 2019.

CADENCE BANCORPORATION

By:	/s/ Paul B. Murphy, Jr.
Paul B. Murphy, Jr.
Chairman and Chief Executive Officer

By:	/s/ Valerie C. Toalson
Valerie C. Toalson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)