Form 10-Q
period 2019-03-31
Cadence Bancorporation
filed 2019-05-10
CIK 1614184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

☒	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer	☐	Smaller reporting company

		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	CADE	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class A Common Stock, $0.01 Par Value	128,795,662
Class	Outstanding as of May 7, 2019

Cadence Bancorporation

FORM 10-Q

For the Quarter Ended March 31, 2019

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
(In thousands, except share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$214,698	$237,342
Interest-bearing deposits with banks	322,786	523,436
Federal funds sold	5,585	18,502
Total cash and cash equivalents	543,069	779,280
Investment securities available-for-sale	1,754,839	1,187,252
Other securities - FRB and FHLB stock	66,325	50,752
Loans held for sale	209,346	59,461
Loans	13,624,954	10,053,923
Less: allowance for credit losses	(105,038)	(94,378)
Net loans	13,519,916	9,959,545
Premises and equipment, net	128,399	63,621
Other real estate owned	2,862	2,406
Cash surrender value of life insurance	180,245	109,850
Net deferred tax asset	8,860	33,224
Goodwill	480,391	307,083
Other intangible assets, net	118,283	7,317
Other assets	440,376	170,494
Total Assets	$17,452,911	$12,730,285
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$3,210,321	$2,454,016
Interest-bearing deposits	10,988,902	8,254,673
Total deposits	14,199,223	10,708,689
Securities sold under agreements to repurchase	1,418	1,106
Federal Home Loan Bank advances	395,000	150,000
Senior debt	184,822	184,801
Subordinated debt	98,963	98,910
Junior subordinated debentures	37,075	36,953
Other liabilities	233,587	111,552
Total liabilities	15,150,088	11,292,011
Shareholders' Equity:
Common stock $0.01 par value, authorized 300,000,000 shares; 132,891,595 shares issued and 128,762,201 shares outstanding at March 31, 2019 and 83,625,000 shares issued and 82,497,009 shares outstanding at December 31, 2018	1,329	836
Additional paid-in capital	1,867,757	1,041,000
Treasury stock, at cost, 4,129,394 shares and 1,127,991 shares, respectively	(80,833)	(22,010)
Retained earnings	496,709	461,360
Accumulated other comprehensive income (loss)	17,861	(42,912)
Total shareholders' equity	2,302,823	1,438,274
Total Liabilities and Shareholders' Equity	$17,452,911	$12,730,285

See accompanying notes to the unaudited consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In thousands, except share and per share data)	2019	2018
INTEREST INCOME
Interest and fees on loans	$205,751	$102,791
Interest and dividends on securities:
Taxable	10,796	5,118
Tax-exempt	1,739	3,266
Other interest income	3,899	1,918
Total interest income	222,185	113,093
INTEREST EXPENSE
Interest on time deposits	17,186	7,491
Interest on other deposits	29,485	9,139
Interest on borrowed funds	6,225	5,352
Total interest expense	52,896	21,982
Net interest income	169,289	91,111
Provision for credit losses	11,210	4,380
Net interest income after provision for credit losses	158,079	86,731
NONINTEREST INCOME
Investment advisory revenue	5,642	5,299
Trust services revenue	4,335	5,015
Credit related fees	4,870	3,577
Service charges on deposit accounts	5,130	3,960
Payroll processing and insurance revenue	1,859	—
SBA income	1,449	—
Other service fees	1,862	1,333
Mortgage banking income	579	577
Securities gains (losses), net	(12)	12
Other income	4,950	5,210
Total noninterest income	30,664	24,983
NONINTEREST EXPENSE
Salaries and employee benefits	53,471	37,353
Premises and equipment	10,958	7,591
Merger related expenses	22,000	—
Intangible asset amortization	6,073	792
Other expense	20,938	16,203
Total noninterest expense	113,440	61,939
Income before income taxes	75,303	49,775
Income tax expense	17,102	10,950
Net income	$58,201	$38,825
Weighted average common shares outstanding (Basic)	130,485,521	83,625,000
Weighted average common shares outstanding (Diluted)	130,549,319	84,674,807
Earnings per common share (Basic)	$0.44	$0.46
Earnings per common share (Diluted)	$0.44	$0.46

See accompanying notes to the unaudited consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2019	2018
Net income	$58,201	$38,825
Other comprehensive loss, net of tax:
Net unrealized gains (losses) on securities available-for-sale:
Net unrealized gains (losses) arising during the period (net of $(6,783) and $7,030 tax effect, respectively)	22,593	(23,392)
Reclassification adjustments for gains (losses) realized in net income (net of $(3) and $3 tax effect, respectively)	9	(9)
Net unrealized gains (losses) on securities available-for-sale	22,602	(23,401)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period (net of $(11,112) and $2,645 tax effect, respectively)	37,011	(8,633)
Reclassification adjustments for losses realized in net income (net of $(348) and $(77) tax effect, respectively)	1,160	256
Net change in unrealized gains (losses) on derivative instruments	38,171	(8,377)
Other comprehensive gains (losses), net of tax	60,773	(31,778)
Comprehensive income	$118,974	$7,047

See accompanying notes to the unaudited consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated OCI	Total Shareholders' Equity
Balance, December 31, 2018	$836	$1,041,000	$(22,010)	$461,360	$(42,912)	$1,438,274
Equity-based compensation cost	—	1,188	—		—	1,188
Net income	—	—	—	58,201	—	58,201
Cash dividends declared ($0.175 per common share)	—	—	—	(22,727)	—	(22,727)
Dividend equivalents on restricted stock units (Note 20)	—	—	—	(125)	—	(125)
Purchase of treasury stock - at cost	—	—	(58,830)	—	—	(58,830)
Issuance of 49,232,008 common shares for State Bank acquisition, net of issuance costs (Note 2)	492	825,621	—	—	—	826,113
Value of stock warrants assumed from State Bank acquisition	—	251	—	—	—	251
Common stock issuance costs	—	(295)	—	—	—	(295)
Issuance of 34,587 common shares for restricted stock unit vesting (Note 20)	1	(1)	—	—	—	—
Issuance of treasury stock shares for exercise of stock warrant	—	(7)	7	—	—	—
Other comprehensive income	—	—	—	—	60,773	60,773
Balance, March 31, 2019	$1,329	$1,867,757	$(80,833)	$496,709	$17,861	$2,302,823

(In thousands)
Balance, December 31, 2017	$836	$1,037,040	$—	$340,213	$(19,033)	$1,359,056
Equity-based compensation cost	—	453	—	—	—	453
Net income	—	—	—	38,825	—	38,825
Cash dividends declared ($0.125 per common share)	—	—	—	(10,453)	—	(10,453)
Cumulative effect of adoption of new accounting principle	—	—	—	1,000	—	1,000
Other comprehensive loss	—	—	—	—	(31,778)	(31,778)
Balance, March 31, 2018	$836	$1,037,493	$—	$369,585	$(50,811)	$1,357,103

See accompanying notes to the unaudited consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2019	2018
NET CASH FLOWS FROM OPERATING ACTIVITIES	$(85,013)	$72,788
CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition	414,342	—
Purchase of securities available-for-sale	(69,743)	(111,422)
Proceeds from sales of securities available-for-sale	138,354	64,536
Proceeds from maturities, calls and paydowns of securities available-for-sale	61,512	26,982
Purchases of other securities, net	(15,573)	—
Proceeds from sale of commercial loans held for sale	16,984	3,500
Increase in loans, net	(229,830)	(397,496)
Purchase of premises and equipment	(3,081)	(2,347)
Proceeds from disposition of foreclosed property	3,180	2,529
Other, net	(1,066)	(460)
Net cash provided by (used in) investing activities	315,079	(414,178)
CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in deposits, net	(606,131)	37,456
Net change in securities sold under agreements to repurchase	(23,587)	272
Net change in FHLB advances	245,000	—
Repurchase of common stock	(58,830)	—
Cash dividends paid on common stock	(22,727)	(10,453)
Net cash (used in) provided by financing activities	(466,275)	27,275
Net decrease in cash and cash equivalents	(236,211)	(314,115)
Cash and cash equivalents at beginning of period	779,280	730,811
Cash and cash equivalents at end of period	$543,069	$416,696

See accompanying notes to the unaudited consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cadence Bancorporation (the “Company”) is a Delaware corporation and a financial holding company whose primary asset is its investment in its wholly owned subsidiary bank, Cadence Bank National Association (the “Bank”).

Note 1—Summary of Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this report have been included. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The Company and its subsidiaries follow accounting principles generally accepted in the United States of America, including, where applicable, general practices within the banking industry. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. The assessment of whether or not the Company has a controlling interest (i.e., the primary beneficiary) in a variable-interest entity (“VIE”) is performed on an on-going basis. All equity investments in non-consolidated VIEs are included in “other assets” in the Company’s consolidated balance sheets (Note 22).

Certain amounts reported in prior years have been reclassified to conform to the 2019 presentation.  These reclassifications did not materially impact the Company’s consolidated balance sheets or consolidated statements of income.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events,’ the Company’s Management has evaluated subsequent events for potential recognition or disclosure in the consolidated financial statements through the date of the issuance of the consolidated financial statements.  No subsequent events were identified that would have required a change to the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Nature of Operations

The Company’s primary subsidiary is the Bank.

The Bank operates under a national bank charter and is subject to regulation by the Office of the Comptroller of the Currency (“OCC”). The Bank provides full banking services in six southern states: Alabama, Florida, Georgia, Mississippi, Tennessee, and Texas.

The Bank’s operating subsidiaries include:

•	Linscomb & Williams Inc. —financial advisory firm; and
•	Cadence Investment Services, Inc.—provides investment and insurance products.
•	Altera Payroll and Insurance Inc.—provides payroll services.

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

Accounting Policies

Business Combinations

Assets and liabilities acquired in business combinations are accounted for under the acquisition method of accounting and, accordingly, are recorded at their estimated fair values on the acquisition date. The Company generally records provisional amounts at the time of acquisition based on the information available. These provisional estimates of fair values may be adjusted for a period of up to one year from the acquisition date if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Adjustments recorded during this period are recognized in the current reporting period. The excess cost over fair value of net assets acquired is recorded as goodwill. On January 1, 2019 we completed our merger with State Bank Financial Corporation (Note 2).

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases”. This ASU requires lessees to recognize lease assets and lease liabilities generated by contracts longer than a year on their balance sheets. Accordingly, a lessee will recognize a lease asset for its right-to-use (“ROU”) the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. The ASU also requires lessees to provide additional qualitative and quantitative information about the amount, timing, and uncertainty for the payments they make for the lease agreements.

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.  ASU No. 2018-10 provides improvements related to ASU No. 2016-02 to increase stakeholders’ awareness of the amendments and to expedite the improvements.  The amendments affect narrow aspects of the guidance issued in ASU No. 2016-02.  ASU No. 2018-11 allows entities adopting ASU No. 2016-02 to choose an additional (and optional) transition method, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  ASU No. 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met.  The amendments in these updates became effective for annual periods and interim periods within those annual periods beginning after December 15, 2018.

In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842) Narrow-Scope Improvements for Lessors. The amendments in this guidance allow lessors as accounting policy election to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. The amendments in ASU 2018-20 affect the amendments in ASU 2016-02 and have the same effective date and transition requirements. The adoption of this guidance on January 1, 2019 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

The Company adopted ASU 2016-02 on January 1, 2019 using the optional modified retrospective transition approach which resulted in a right-of-use asset of approximately $80.0 million and lease liability of $92.3 million (Note 7). The Company has elected to adopt the package of practical expedients permitted under ASC 842 which, among other things, does not require reassessment of lease classification.  The Company determines if an arrangement is or contains a lease at the inception of the contract. In determining the present value of lease payments, the Bank used our incremental borrowing rate as the discount rate for the leases.

              The Bank has defined a separate accounting policy for real estate and non-real estate leases to account for non-lease components from a lessee perspective. For non-real estate leases, we elected the practical expedient to not separate non-lease components from lease components and instead to account for both as a single lease component as it relates to this class type. The election was made to separate the non-lease components from the lease components in real estate leases due to the volume of real estate leases that are structured as triple net leases, where many of these expenses are already excluded from the lease. The Company’s lease agreements do not contain any residual value guarantees.

The Bank has elected to apply the short-term lease exception to existing leases that meet the definition of a short-term lease, considering the lease term from the commencement date, not the remaining term at the date of adoption. The Bank elected to include all renewal options in the lease term in determination of the capitalization period and lease liability and ROU asset.

In March 2019, the FASB issued ASU No. 2019-01, “Leases (Topic 842)”. ASU 2019-01 updates codification improvements related to ASU 2016-02 to increase stakeholders’ awareness of the amendments and to expedite the improvements. The amendments in ASU 2019-01 address three topics which include 1) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers (Issue 1); 2) presentation on the statement of cash flows-sales-type and direct financing leases (Issue 2); and 3) transition disclosures related to Topic 250, Accounting Changes and Error Corrections (Issue 3). ASU No. 2019-01 will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years for public business entities. An entity is permitted to early adopt. However, an entity should apply the amendments as of the date that it first applied Topic 842. The transition and effective date provisions apply to Issue 1 and Issue 2. The Company adopted ASU No. 2019-01 at January 1, 2019 and it did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company adopted this ASU on January 1, 2019 and reclassified approximately $35.4 million from accumulated other comprehensive income to retained earnings.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements”. The amendments in the ASU are related to changes which seek to clarify, correct errors or make improvements to the Codification. This ASU covers nine amendments, which affect a variety of Topics. Some amendments do not require transition guidance and are effective upon issuance, while others are applicable for annual periods beginning after December 15, 2018. The adoption of ASU 2018-09 at January 1, 2019 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In October 2018, the FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”. The amendments in ASU 2018-16 permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The amendments should be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of the adoption. For public business entities that have already adopted ASU 2017-12, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of ASU 2018-16 at January 1, 2019 did not have an impact on the Company’s financial condition, results of operations or cash flows as the Company does not have any instruments tied to the OIS rate.

Pending Accounting Pronouncements

In June 2016, the FASB has issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (referred to as “CECL”). CECL is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments. CECL will replace the current incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. CECL requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.

Adoption of the standard may result in a material increase in the allowance for credit losses given the change from accounting for losses inherent in the loan portfolio to accounting for losses over the remaining contractual life of the portfolio. However, the impact at adoption will be influenced by the portfolios’ composition and quality at the adoption date as well as economic conditions and forecasts at that time.

The Company expects no material allowance impact to available-for-sale securities.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820)”. ASU 2018-13 amends the disclosure requirements of Topic 820. Fair Value Measurement, to remove disclosure of transfers between Level 1 and Level 2 of the fair value hierarchy and the valuation process for Level 3 fair value measurements, among other amendments, and to include disclosure of the range and weighted average used in Level 3 fair value measurements, among other amendments. Amendments should be applied retrospectively to all periods presented, except for certain amendments, which should be applied prospectively. ASU No. 2018-13 will be effective for annual reporting periods after December 15, 2019, including interim periods within those periods. An entity is permitted to early adopt any removed or modified disclosures upon issuance and delay adoption of the additional disclosures until the effective date.

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020; early adoption is permitted. As ASU 2018-14 only revises disclosure requirements, it will not have a material impact on the Company’s financial statements.

In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. This ASU amends Topic 810, Consolidation, guidance on how all reporting entities evaluate indirect interests held through related parties in common control arrangements when determining whether fees paid to decision makers and service providers are variable interests. ASU 2018-17 is effective for fiscal years ending after December 15, 2020; early adoption is permitted. The Company believes the adoption of this guidance will not have a material impact.

Note 2—Business Combination

On January 1, 2019, the Company acquired all the outstanding stock of State Bank Financial Corporation (“State Bank”), of Atlanta, Georgia, the bank holding company for State Bank and Trust Company, in a stock transaction. State Bank shareholders received 1.271 shares of the Company’s Class A common stock in exchange for each share of State Bank common stock resulting in the Company issuing 49.2 million shares of its Class A common stock. In total, the purchase price for State Bank was $826.4 million, including $826.1 million in the Company’s common stock and $0.3 million in cash representing the value of outstanding warrants. The Company’s strategic rationale for the transaction was to expand our market presence into Georgia, create a more diverse business mix as well as an attractive funding base and leverage operating costs through economies of scale. The acquisition added $3.5 billion in loans and $4.1 billion in deposits as well as 32 branch locations across northern and central Georgia.

The State Bank transaction was accounted for using the acquisition method of accounting. Accordingly, the results of operations of the acquired company have been included in the Company’s results of operations since the date of acquisition. Under this method of accounting, assets acquired, liabilities assumed, and consideration paid were recorded at their estimated fair values on the acquisition date. The fair values of securities, loans, OREO, premises and equipment, core deposit intangibles, other assets and deposits were determined with the assistance of appraisals, third-party valuations and advisors. An estimate of fair value has been recorded based on initial  valuations available at March 31, 2019 and are considered preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. The excess cost over fair value of net assets acquired is recorded as goodwill. As the consideration paid for State Bank exceeded the net assets acquired, goodwill of $173.3 million was recorded from the acquisition and allocated to the Banking segment. Goodwill recorded in the transaction, which reflects the new Georgia market and synergies expected from the combined operations, is not deductible for income tax purposes.

The following table provides the purchase price calculation as of the acquisition date and the identifiable assets acquired and the liabilities assumed at their fair values. These fair value measurements are based on internal and third-party valuations.

(In thousands)	As Recorded by Cadence
Assets
Cash and cash equivalents	$414,342
Investment securities available-for-sale	667,865
Loans held for sale	148,469
Loans	3,324,056
Premises and equipment	65,646
Cash surrender value of life insurance	69,252
Intangible assets	117,038
Other assets	43,246
Total assets acquired	$4,849,914
Liabilities
Deposits	$4,096,665
Short term borrowings	23,899
Other liabilities	76,278
Total liabilities assumed	4,196,842
Net identifiable assets acquired over liabilities assumed	$653,072
Goodwill	$173,308
Net assets acquired over liabilities assumed	$826,380
Consideration:
Cadence Bancorporation common shares issued	49,232,008
Fair value per share of the Company's common stock	$16.78
Company common stock issued	826,113
Cash payment for fractional shares and the value of unexercised warrants	267
Fair value of total consideration transferred	$826,380

The Company estimated the fair value of loans by utilizing the discounted cash flow method applied to pools of loans aggregated by product categories and interest rate type. In addition, certain cash flows were estimated on an individual loan basis based on current performance and collateral value, if the loan is collateral dependent. Contractual principal and interest cash flows were projected based on the payment type (i.e., amortizing or interest only), interest rate type (i.e., fixed or adjustable), interest rate index, weighted average maturity, weighted average interest rate, weighted average spread, and weighted average interest rate floor of each loan pool. The expected cash flows for each category were determined by estimating future credit losses using probabilities of default (PD), loss given default (LGD) and the rate of prepayments. Projected monthly cash flows were then discounted to present value based on discount rates developed from various sources including an analysis of State Bank’s newly originated loans, a buildup approach and market data. There was no carryover of State Bank’s ACL associated with the loans acquired.

On January 1, 2019, the estimated fair value of the acquired non-credit impaired (“ANCI”) loans acquired in the State Bank transaction was $3.2 billion, which is net of a $74.8 million discount. The gross contractual amounts receivable of the ANCI loans at acquisition was $3.9 billion, of which $0.2 billion is the amount of contractual cash flows not expected to be collected.

The Company accounts for and evaluates acquired credit impaired (“ACI”) loans in accordance with the provisions of ASC Topic 310-30. When ACI loans exhibit evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all principal and interest payments in accordance with the terms of the loan agreement, the expected shortfall in future cash flows, as compared to the contractual amount due, is recognized as a non-accretable discount. Any excess of expected cash flows over the acquisition date fair value is known as the accretable discount and is recognized as accretion income over the life of each pool or individual loan. Information about the ACI loans acquired in the State Bank merger as of the acquisition date is as follows:

(In thousands)	Acquired Credit Impaired Loans
Contractually required principal and interest at acquisition	$162,003
Contractual cash flows not expected to be collected (nonaccretable difference)	23,467
Expected cash flows at acquisition	138,536
Accretable difference	42,626
Basis in acquired loans at acquisition - estimated fair value	$95,910

Intangible assets consisted of the core deposit intangible and the customer relationship intangible of a subsidiary. The core deposit intangible asset recognized of $111.9 million is being amortized over its estimated useful life of ten years utilizing an accelerated method. The benefit of the deposit base is equal to the difference in cash flows between maintaining the existing deposits and obtaining alternative funds over the life of the deposit base. The difference was tax effected and discounted to present value at a risk-adjusted discount rate. The customer relationship and trademark intangible recognized of $3.7 million and $1.4 million are being amortized over estimated useful lives of ten and twenty years, respectively, using an accelerated method.

Goodwill of $173.3 million was recorded as a result of the transaction and is not amortized for financial statement purposes. All the goodwill was assigned to the Banking segment. The goodwill recorded is not deductible for income tax purposes

Certificates of deposit, including IRAs, were valued by projecting out the expected cash flows based on the contractual terms of the certificates of deposit. The fair values of savings and transaction deposit accounts were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. These cash flows were discounted using the interest rates on fixed maturity deposits offered by Cadence and State Bank as of January 1, 2019 resulting in a $3.4 million discount amortized over a twelve-month period.

Unfunded commitments are contractual obligations by a financial institution for future funding as it relates to closed end or revolving lines of credit. The Company valued these unfunded commitments at $26.8 million and recorded a liability using the “Netback” method. Because the borrower can draw upon their credit anytime until maturity, the lender must increase its capital on hand to meet funding requirements. Therefore, the undrawn portion is considered a liability (or asset if the loan is valued above par) and is netted back against the asset or the drawn portion. Generally, amortization for revolving lines occurs straight-line over the life of the loan and for closed end loans using the effective yield method over the remaining life of the loan when the loan funds.

The following table presents certain unaudited pro forma information for the results of operations for the quarters ended March 31, 2019 and 2018, as if State Bank had been acquired on January 1, 2018. The pro forma results combine the historical results of State Bank into the Company’s consolidated income statements including the impact of certain acquisition accounting adjustments including loan discount accretion, investment securities discount accretion, intangible assets amortization and deposit premium accretion. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisition taken place on January 1, 2018. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. Merger-related costs of $22.0 million recorded in the 2019 quarter are not included in the pro forma statements below.

	Three Months Ended March 31,
	2019	2018
(In thousands)	Pro Forma	Pro Forma
Total revenues (net interest income and noninterest income)	$195,554	$186,256
Net income	72,049	55,989

Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it not practicable as State Bank was merged into the Company and separate financial information is not available.

Merger related expenses of $22.0 million incurred during the three months ended March 31, 2019, are recorded in the consolidated income statements and include incremental costs related to the closing of the transaction, including legal, accounting and auditing, investment banker fees, certain employment related costs, travel, printing, supplies, and other costs. The data processing systems conversion occurred in February 2019.

Note 3—Investment Securities

A summary of amortized cost and estimated fair value of securities available-for-sale at March 31, 2019 and December 31, 2018 is as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2019
Securities available-for-sale:
U.S. Treasury securities	$100,372	$—	$2,806	$97,566
Obligations of U.S. government agencies	118,498	596	227	118,867
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	92,698	497	1,143	92,052
Issued by FNMA and FHLMC	764,369	3,999	4,659	763,709
Other residential mortgage-backed securities	319,706	2,275	752	321,229
Commercial mortgage-backed securities	134,345	1,101	3,134	132,312
Total MBS	1,311,118	7,872	9,688	1,309,302
Obligations of states and municipal subdivisions	229,723	1,949	2,568	229,104
Total securities available-for-sale	$1,759,711	$10,417	$15,289	$1,754,839

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018
Securities available-for-sale:
U.S. Treasury securities	$100,413	$—	$3,628	$96,785
Obligations of U.S. government agencies	60,975	316	284	61,007
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	85,052	146	2,093	83,105
Issued by FNMA and FHLMC	594,874	694	10,367	585,201
Other residential mortgage-backed securities	36,339	8	1,178	35,169
Commercial mortgage-backed securities	114,383	287	5,255	109,415
Total MBS	830,648	1,135	18,893	812,890
Obligations of states and municipal subdivisions	229,475	207	13,112	216,570
Total securities available-for-sale	$1,221,511	$1,658	$35,917	$1,187,252

The scheduled contractual maturities of securities available-for-sale at March 31, 2019 were as follows:

	Available-for-Sale
	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	39,560	39,596
Due after one year through five years	128,883	126,188
Due after five years through ten years	50,865	51,521
Due after ten years	229,285	228,232
Mortgage-backed securities	1,311,118	1,309,302
Total	$1,759,711	$1,754,839

Gross gains and gross losses on sales of securities available for sale for the three months ended March 31, 2019 and 2018 are presented below. There were no other-than-temporary impairment charges included in gross realized losses for the three months ended March 31, 2019 and 2018. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	For the Three Months Ended March 31,
(In thousands)	2019	2018
Gross realized gains	$3	$12
Gross realized losses	(15)	—
Realized (losses) gains on sale of securities available for sale, net	$(12)	$12

Securities with a carrying value of $1.3 billion and $711.2 million at March 31, 2019 and December 31, 2018, respectively, were pledged to secure public deposits, FHLB borrowings, repurchase agreements and for other purposes as required or permitted by law.

Information pertaining to securities available-for-sale with gross unrealized losses aggregated by category and length of time the securities have been in a continuous loss position was as follows:

	Unrealized loss analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2019
U.S. Treasury securities	$—	$—	$97,566	$2,806
Obligations of U.S. government agencies	13,670	61	18,692	166
Mortgage-backed securities	62,725	393	480,197	9,295
Obligations of states and municipal subdivisions	—	—	98,577	2,568
Total	$76,395	$454	$695,032	$14,835

	Unrealized loss analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2018
U.S. Treasury securities	$—	$—	$96,785	$3,628
Obligations of U.S. government agencies	25,978	183	10,152	101
Mortgage-backed securities	259,794	2,864	405,974	16,029
Obligations of states and municipal subdivisions	74,503	2,501	125,092	10,611
Total	$360,275	$5,548	$638,003	$30,369

As of March 31, 2019 and December 31, 2018, approximately 44% and 84%, respectively, of the fair value of securities in the investment portfolio reflected an unrealized loss. As of March 31, 2019, there were 136 securities that had been in a loss position for more than twelve months, and 30 securities that had been in a loss position for less than 12 months. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption of the obligations. The Company has adequate liquidity and, therefore, does not plan to sell and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Note 4—Loans and Allowance for Credit Losses

The following table presents total loans outstanding by portfolio segment and class of financing receivable as of March 31, 2019 and December 31, 2018. Outstanding balances include originated loans, Acquired Noncredit Impaired (“ANCI”) loans and Acquired Credit Impaired (“ACI”) loans. See Note 2 regarding the merger with State Bank on January 1, 2019. Additional information about ACI loans is presented separately in the “Acquired Credit-Impaired Loans” section of this Note.

(In thousands)	March 31, 2019	December 31, 2018
Commercial and Industrial
General C&I	$4,423,086	$3,275,362
Energy sector	1,380,541	1,285,775
Restaurant industry	1,137,898	1,096,366
Healthcare	540,163	539,839
Total commercial and industrial	7,481,688	6,197,342
Commercial Real Estate
Income producing	2,481,360	1,266,791
Land and development	348,835	63,948
Total commercial real estate	2,830,195	1,330,739
Consumer
Residential real estate	2,518,347	2,227,653
Other	121,171	67,100
Total consumer	2,639,518	2,294,753
Small Business Lending	758,842	266,283
Total (Gross of unearned discount and fees)	13,710,243	10,089,117
Unearned discount and fees	(85,289)	(35,194)
Total (Net of unearned discount and fees)	$13,624,954	$10,053,923

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

A summary of the activity in the ACL is as follows:

	For the Three Months Ended March 31, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of December 31, 2018	$66,316	$10,452	$13,703	$3,907	$94,378
Provision for loan losses	9,299	102	1,206	603	11,210
Charge-offs	(461)	(85)	(234)	(158)	(938)
Recoveries	372	—	15	1	388
As of March 31, 2019	$75,526	$10,469	$14,690	$4,353	$105,038

Allocation of ending ACL
ACI loans collectively evaluated for impairment	$89	$1,410	$5,983	$—	$7,482
ACI loans individually evaluated for impairment	—	7	45	—	52
ANCI loans collectively evaluated for impairment	301	77	557	116	1,051
ANCI loans individually evaluated for impairment	—	—	7	59	66
Originated loans collectively evaluated for impairment	60,630	8,975	8,085	4,178	81,868
Originated loans individually evaluated for impairment	14,506	—	13	—	14,519
ACL as of March 31, 2019	$75,526	$10,469	$14,690	$4,353	$105,038
Loans
ACI loans collectively evaluated for impairment	$39,301	$102,074	$131,133	$20,337	$292,845
ACI loans individually evaluated for impairment	3,668	6,946	324	—	10,938
ANCI loans collectively evaluated for impairment	1,105,684	1,471,679	509,600	465,083	3,552,046
ANCI loans individually evaluated for impairment	—	—	1,524	256	1,780
Originated loans collectively evaluated for impairment	6,244,068	1,249,496	1,996,683	273,166	9,763,413
Originated loans individually evaluated for impairment	88,967	—	254	—	89,221
Loans as of March 31, 2019	$7,481,688	$2,830,195	$2,639,518	$758,842	$13,710,243

	For the Three Months Ended March 31, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of December 31, 2017	$55,919	$11,990	$14,983	$4,684	$87,576
Provision for loan losses	5,330	(513)	(903)	466	4,380
Charge-offs	(58)	—	(301)	(453)	(812)
Recoveries	18	209	103	63	393
As of March 31, 2018	$61,209	$11,686	$13,882	$4,760	$91,537

Allocation of ending ACL
Loans collectively evaluated for impairment	$52,535	$11,684	$13,639	$4,738	$82,596
Loans individually evaluated for impairment	8,674	2	243	22	8,941
ACL as of March 31, 2018	$61,209	$11,686	$13,882	$4,760	$91,537
Loans
Loans collectively evaluated for impairment	$5,433,850	$1,148,486	$1,782,604	$234,912	$8,599,852
Loans individually evaluated for impairment	66,925	7,924	2,274	425	77,548
Loans as of March 31, 2018	$5,500,775	$1,156,410	$1,784,878	$235,337	$8,677,400

Loans Held-for-sale

A summary of the loans held for sale at March 31, 2019 and December 31, 2018 is as follows:

(In thousands)	March 31, 2019	December 31, 2018
Mortgage loans held for sale	$19,764	$17,004
Commercial loans held for sale	189,582	42,457
Loans held for sale	$209,346	$59,461

Impaired Originated and ANCI Loans Including Troubled Debt Restructurings (“TDRs”)

The following includes certain key information about individually impaired originated and ANCI loans as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018.

Originated and ANCI Loans Identified as Impaired

	As of March 31, 2019
(In thousands)	Recorded Investment in Impaired Loans (1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
With no related allowance for credit losses
Commercial and Industrial
General C&I	$9,063	$8,997	$—	$—	$1,333
Total commercial and industrial	9,063	8,997	—	—	1,333
Consumer
Residential real estate	1,531	1,524	—	—	—
Total	$10,594	$10,521	$—	$—	$1,333
With allowance for credit losses recorded
Commercial and Industrial
General C&I	$38,968	$39,420	$8,365	$34,459	$3,161
Energy sector	13,880	27,915	1,571	13,880	2,964
Restaurant industry	22,871	23,785	4,386	21,869	2,204
Healthcare	4,449	4,496	209	4,449	—
Total commercial and industrial	80,168	95,616	14,531	74,657	8,329
Consumer
Other	257	254	13	—	—
Total consumer	257	254	13	—	—
Small Business Lending	448	1,235	41	208	10
Total	$80,873	$97,105	$14,585	$74,865	$8,339

(1)	The recorded investment of a loan also includes any interest receivable, net unearned discount or fees, and unamortized premium or discount.

	As of December 31, 2018
(In thousands)	Recorded Investment in Impaired Loans (1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
With no related allowance for credit losses
Commercial and Industrial
Energy sector	$20,713	$33,908	$—	$20,713	$3,658
Total commercial and industrial	20,713	33,908	—	20,713	3,658
Consumer
Residential real estate	1,538	1,535	—	—	—
Total consumer	1,538	1,535	—	—	—
Total	$22,251	$35,443	$—	$20,713	$3,658
With allowance for credit losses recorded
Commercial and Industrial
General C&I	$28,684	$28,677	$3,559	$24,103	$930
Restaurant industry	23,043	23,698	3,485	22,042	2,329
Healthcare	4,496	4,496	256	4,496	—
Total commercial and industrial	56,223	56,871	7,300	50,641	3,259
Consumer
Other	254	254	25	—	—
Total consumer	254	254	25	—	—
Small Business Lending	476	1,249	107	229	10
Total	$56,953	$58,374	$7,432	$50,870	$3,269

(1)The recorded investment of a loan also includes any interest receivable, net unearned discount or fees, and unamortized premium or discount.

The related amount of interest income recognized for impaired loans was immaterial for both three-month periods ended March 31, 2019 and 2018.

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, under the terms of the restructured loan. Approximately $0.3 million of contractual interest paid was recognized on the cash basis for the three months ended March 31, 2018.

Average Recorded Investment in Impaired Originated and ANCI Loans

	Three Months Ended March 31,
(In thousands)	2019	2018
Commercial and Industrial
General C&I	$38,358	$4,979
Energy sector	17,297	47,969
Restaurant industry	22,957	10,993
Healthcare	4,473	—
Total commercial and industrial	83,085	63,941
Consumer
Residential real estate	1,534	1,583
Other	255	398
Total consumer	1,789	1,981
Small Business Lending	462	662
Total	$85,336	$66,584

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

The following table provides information regarding loans modified into TDRs in the originated and ANCI portfolios for the periods indicated:

Originated and ANCI Loans that were modified into TDRs

	For the Three Months Ended March 31,
	2019		2018
(In thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial	1	$24,369	—	$—
Total	1	$24,369	—	$—

There were no TDRs experiencing payment default during the three months ended March 31, 2019 and 2018.  Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 days past due status with respect to principal and/or interest payments.

	For the Three Months Ended March 31,
	2019		2018
	Number of Loans Modified by:
	Rate Concession	Modified Terms and/ or Other Concessions	Rate Concession	Modified Terms and/ or Other Concessions
Commercial and Industrial	—	1	—	—
Total	—	1	—	—

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $3.6 million and $3.8 million of consumer loans secured by single family residential real estate that are in process of foreclosure at March 31, 2019 and December 31, 2018, respectively. Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction.  In addition to the single family residential real estate loans in process of foreclosure, the Company also held $1.3 million of foreclosed single family residential properties in other real estate owned as of March 31, 2019 and December 31, 2018.

Credit Exposure in the Originated and ANCI Loan Portfolios

The following tables provide information regarding the credit exposure by portfolio segment and class of receivable.

	As of March 31, 2019
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized
Commercial and Industrial
General C&I	$78,070	$73,623	$9,916	$161,609
Restaurant industry	36,216	25,886	—	62,102
Energy sector	—	22,172	7,876	30,048
Healthcare	3,173	4,449	—	7,622
Total commercial and industrial	117,459	126,130	17,792	261,381
Commercial Real Estate
Income producing	1,752	—	—	1,752
Land and development	6,291	96	—	6,387
Total commercial real estate	8,043	96	—	8,139
Consumer
Residential real estate	—	4,181	—	4,181
Other	—	6	—	6
Total consumer	—	4,187	—	4,187
Small Business Lending	3,459	1,343	—	4,802
Total	$128,961	$131,756	$17,792	$278,509

	As of December 31, 2018
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized
Commercial and Industrial
General C&I	$74,592	$79,815	$—	$154,407
Restaurant industry	24,449	26,171	—	50,620
Energy sector	11,812	6,227	14,486	32,525
Healthcare	—	4,496	—	4,496
Total commercial and industrial	110,853	116,709	14,486	242,048
Commercial Real Estate
Land and development	—	985	—	985
Total commercial real estate	—	985	—	985
Consumer
Residential real estate	—	3,315	—	3,315
Total consumer	—	3,315	—	3,315
Small Business Lending	772	2,013	—	2,785
Total	$111,625	$123,022	$14,486	$249,133

The following table provides an aging of past due loans by portfolio segment and class of receivable .

Aging of Past due Originated and ANCI Loans

	As of March 31, 2019
	Accruing Loans			Non-Accruing Loans
(Recorded Investment in thousands)	30-59 DPD	60-89 DPD	90+DPD	0-29 DPD	30-59 DPD	60-89 DPD	90+DPD
Commercial and Industrial
General C&I	$516	$—	$10,029	$34,459	$—	$—	$—
Energy sector	—	—	—	6,003	—	—	7,877
Restaurant industry	—	—	—	21,869	—	—	—
Healthcare	—	—	—	4,449	—	—	—
Total commercial and industrial	516	—	10,029	66,780	—	—	7,877
Commercial Real Estate
Income producing	—	—	—	—	—	—	—
Land and development	1,120	—	—	—	—	—	—
Total commercial real estate	1,120	—	—	—	—	—	—
Consumer
Residential real estate	2,849	1,372	1,604	1,408	353	—	815
Other	1,097	273	6	—	—	—	—
Total consumer	3,946	1,645	1,610	1,408	353	—	815
Small Business Lending	5,096	968	—	332	35	—	83
Total	$10,678	$2,613	$11,639	$68,520	$388	$—	$8,775

	As of December 31, 2018
	Accruing Loans			Non-Accruing Loans
(Recorded Investment in thousands)	30-59 DPD	60-89 DPD	90+DPD	0-29 DPD	30-59 DPD	60-89 DPD	90+DPD
Commercial and Industrial
General C&I	$120	$—	$—	$23,928	$176	$—	$—
Restaurant industry	—	—	—	22,043	—	—	—
Energy sector	—	—	—	20,712	—	—	—
Healthcare	—	—	—	4,496	—	—	—
Total commercial and industrial	120	—	—	71,179	176	—	—
Commercial Real Estate
Land and development	—	61	—	—	—	—	—
Total commercial real estate	—	61	—	—	—	—	—
Consumer
Residential real estate	1,275	315	760	876	151	95	1,429
Other	27	112	—	—	—	—	—
Total consumer	1,302	427	760	876	151	95	1,429
Small Business Lending	491	25	—	250	29	4	50
Total	$1,913	$513	$760	$72,305	$356	$99	$1,479

Acquired Credit Impaired (“ACI”) Loans

The following table presents total ACI loans outstanding by portfolio segment and class of financing receivable See Note 2 for more information regarding our merger with State Bank.

	As of
(In thousands)	March 31, 2019	December 31, 2018
Commercial and Industrial
General C&I	$41,440	$16,807
Restaurant industry	1,529	—
Total commercial and industrial	42,969	16,807
Commercial Real Estate
Income producing	96,780	65,427
Land and development	12,240	—
Total commercial real estate	109,020	65,427
Consumer
Residential real estate	130,484	120,495
Other	973	546
Total consumer	131,457	121,041
Small Business Lending	20,337	—
Total	$303,783	$203,275

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

•	Changes in prepayment assumptions—Prepayments affect the estimated life of ACI loans which may change the amount of interest income, and possibly principal, expected to be collected; and
•	Changes in the expected principal and interest payments over the estimated life—Updates to expected cash flows are driven by the credit outlook and actions taken with borrowers.

Changes in the amount of accretable discount for ACI loans for the three months ended March 31, 2019 and 2018 were as follows:

Changes in Accretable Yield on ACI Loans

	For the Three Months Ended March 31,
(In thousands)	2019	2018
Balance at beginning of period	$67,405	$78,422
Additions (See Note 2)	42,626	—
Accretion	(5,844)	(5,192)
Reclass from nonaccretable difference due to increases in expected cash flow	899	4,558
Other changes, net	(6,843)	(1,714)
Balance at end of period	$98,243	$76,074

Impaired ACI Loans and Pools Including TDRs

The following includes certain key information about individually impaired and pooled ACI loans as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018.

ACI Loans / Pools Identified as Impaired

	As of March 31, 2019
	ACI Loans / Pools Identified as Impaired
(In thousands)	Recorded Investment in Impaired Loans(1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
Commercial and Industrial	$12,091	$13,190	$89	$—	$—
Commercial Real Estate	65,924	83,125	1,417	—	—
Consumer	12,385	10,567	6,028	—	—
Total	$90,400	$106,882	$7,534	$—	$—

	As of December 31, 2018
	ACI Loans / Pools Identified as Impaired
(In thousands)	Recorded Investment in Impaired Loans(1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
Commercial and Industrial	$2,100	$2,331	$58	$—	$—
Commercial Real Estate	74,017	97,613	1,641	—	—
Consumer	18,301	17,888	6,225	—	—
Total	$94,418	$117,832	$7,924	$—	$—

(1)  The recorded investment of a loan also includes any interest receivable, net unearned discount or fees, and unamortized premium or discount.

ACI Loans that Were Modified into TDRs

There were no ACI loans modified into a TDR for the three months ended March 31, 2019 and 2018.  There were no ACI TDRs experiencing payment default during the three months ended March 31, 2019 and 2018.  Default is defined as the earlier of the troubled debt restructuring being placed on nonaccrual status or obtaining 90 days past due status with respect to principal and interest payments.

Credit Exposure in the ACI Portfolio

The following table provides information regarding the credit exposure by portfolio segment and class of receivable.

ACI Loans by Risk Rating / Delinquency Stratification

ACI loans based on internal risk rating:

	As of
	March 31, 2019			December 31, 2018
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Special Mention	Substandard	Doubtful
Commercial and Industrial
General C&I	$497	$22,394	$979	$426	$1,445	$39
Restaurant industry	—	1,529	—	—	—	—
Total commercial and industrial	497	23,923	979	426	1,445	39
Commercial Real Estate
Income producing	1,254	15,778	—	1,207	3,080	—
Land and development	166	2,820	—	—	—	—
Total commercial real estate	1,420	18,598	—	1,207	3,080	—
Consumer
Residential real estate	84	4,950	—	89	4,442	—
Other	—	49	—	—	3	—
Total consumer	84	4,999	—	89	4,445	—
Small Business Lending	470	18,890	—	—	—	—
Total	$2,471	$66,410	$979	$1,722	$8,970	$39

ACI Consumer credit exposure, based on past due status:

	As of
	March 31, 2019		December 31, 2018
(Recorded Investment in thousands)	Residential Real Estate	Other	Residential Real Estate	Other
0 – 29 Days Past Due	$122,576	$757	$115,404	$845
30 – 59 Days Past Due	2,832	135	1,985	91
60 – 89 Days Past Due	798	31	1,435	—
90 – 119 Days Past Due	574	23	217	3
120 + Days Past Due	3,704	26	3,598	—
Total	$130,484	$972	$122,639	$939

Note 5—Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
(In thousands)	2019	2018
Goodwill	$480,391	$307,083
Core deposit intangible, net of accumulated amortization of $44,989 and $39,385, respectively	106,634	301
Customer lists, net of accumulated amortization of $20,311 and $19,709, respectively	10,241	6,992
Trademarks, net of accumulated amortization of $16 and $0, respectively	1,408	24
Total goodwill and intangible assets	$598,674	$314,400

The increase in goodwill and other intangible assets is related to the acquisition of State Bank on January 1, 2019 (See Note 2).

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

The fair value of derivative positions outstanding is included in “other assets” and “other liabilities” on the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows. For derivatives not designated as hedging instruments, gains and losses due to changes in fair value are included in noninterest income and the operating section of the consolidated statement of cash flows. For derivatives designated as hedging instruments, the entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income when the forecasted transaction affects income. The notional amounts and estimated fair values as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019			December 31, 2018
		Fair Value			Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$650,000	$—	$15,814	$650,000	$—	$23,968
Commercial loan interest rate collars	4,000,000	169,277	—	—	—	—
Total derivatives designated as hedging instruments	4,650,000	169,277	15,814	650,000	—	23,968
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	1,127,780	5,672	1,078	1,155,942	4,439	1,777
Commercial loan interest rate caps	112,194	176	176	88,430	239	239
Commercial loan interest rate floors	673,340	6,503	6,503	652,822	5,587	5,587
Commercial loan interest rate collars	80,000	128	128	80,000	96	96
Mortgage loan held for sale interest rate lock commitments	10,320	145	—	5,286	72	—
Mortgage loan forward sale commitments	4,069	14	—	1,959	5	—
Mortgage loan held for sale floating commitments	2,518	—	—	14,690	—	—
Foreign exchange contracts	50,552	372	347	46,971	698	683
Total derivatives not designated as hedging instruments	2,060,773	13,010	8,232	2,046,100	11,136	8,382
Total derivatives	$6,710,773	$182,287	$24,046	$2,696,100	$11,136	$32,350

The Company is party to collateral support agreements with certain derivative counterparties. Such agreements require that the Company or the counter-party to maintain collateral based on the fair values of derivative transactions. In the event of default by a counterparty the non-defaulting counter-party would be entitled to the collateral.  At March 31, 2019 and December 31, 2018, the Company was required to post $19.5 million and $25.3 million, respectively, in cash or securities as collateral for its derivative transactions, which are included in “interest-bearing deposits with banks” on the Company’s consolidated balance sheets. In addition, the Company had recorded the obligation to return cash collateral provided by a counter-party of $178.7 million as of March 31, 2019 within deposits on the Company’s consolidated balance sheet. The Company’s master agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts of derivatives executed with the same counterparty under the master agreement.

Pre-tax gain (loss) included in the consolidated statements of income related to derivative instruments for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended March 31,
	2019			2018
(In thousands)	OCI	Reclassified from AOCI to interest income	Noninterest income	OCI	Reclassified from AOCI to interest income	Noninterest income
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$6,646	$(1,508)	$—	$(11,278)	$(333)	$—
Commercial loan interest rate collars	41,477	—	—	—	—	—
Derivatives not designated as hedging instruments:
Mortgage loans held for sale interest rate lock commitments	—	—	69	—	—	61
Foreign exchange contracts	—	—	1,140	—	—	508

Cash Flow Hedges

Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company uses interest rate swaps, caps, floors and collars to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans (1-Month LIBOR).

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

Based on our current interest rate forecast, $0.8 million of deferred net loss on derivatives in OCI at March 31, 2019 is estimated to be reclassified into net interest income during the next twelve months. Future changes to interest rates may significantly change actual amounts reclassified to income. There were no reclassifications into income during the three months ended March 31, 2019 and 2018 as a result of any discontinuance of cash flow hedges because the forecasted transaction was no longer probable. The maximum length of time over which the Company is hedging a portion of its exposure to the variability in future cash flows for forecasted transactions is approximately 6.9 years as of March 31, 2019.

Interest Rate Swap, Floor, Cap and Collar Agreements not designated as hedging derivatives

The Company enters into certain interest rate swap, floor, cap and collar agreements on commercial loans that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap, floor, cap or collar with a loan customer while at the same time entering into an offsetting interest rate agreement with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The interest rate swap transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate. The interest rate cap transaction allows the Company’s customer to minimize interest rate risk exposure to rising interest rates. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s consolidated statements of income. The Company is exposed to credit loss in the event of nonperformance by the parties to the interest rate agreements. However, the Company does not anticipate nonperformance by the counterparties. The estimated fair value has been recorded as an asset and a corresponding liability in the accompanying consolidated balance sheets as of March 31, 2019 and December 31, 2018.

Note 7—Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases. This ASU requires lessees to recognize ROU assets and related lease liabilities on their consolidated balance sheets for all arrangements with terms longer than 12 months. Operating right-of-use (“ROU”) assets represent a right to use an underlying asset for the contractual lease term. Operating lease liabilities represent an obligation to make lease payments arising from the lease. Right-of-use assets and related liabilities are recognized at commencement date based upon the present value of lease payments over the lease term.

The Company elected to adopt the optional modified retrospective transition approach, which resulted in the following initial recognition amounts on January 1, 2019:

(In thousands)
Operating right-of-use assets	$65,902
State Bank acquisition	14,089
Total operating right-of-use assets	$79,991
Operating lease liability	$92,268

The Company’s operating ROU assets represent both real estate and non-real estate leases. These leases have varying terms, with most containing renewal or first-right-of-refusal options for multi-year periods and annual increases in base rates.

The components of lease cost for the three months ended March 31, 2019 were as follows:

(In thousands)
Operating lease cost	$2,646
Variable lease cost	4
Sublease income	(417)
Total lease cost	$2,233

As of March 31, 2019, a right-of-use asset of $67.6 million and an operating lease liability of $79.7 million were included as part of “other assets” and “other liabilities”, respectively, on the unaudited consolidated balance sheets. Supplemental balance sheet information related to operating leases at March 31, 2019 was as follows:

(Dollars in thousands)
Weighted average remaining lease term (in years)	12.7
Weighted average discount rate	4.8%

Supplemental cash flow information related to leases for the three months ended March 31, 2019 was as follows:

(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$2,872
Right-of-use assets obtained in exchange for operating lease liabilities	81,601

The following table presents a maturity analysis of the Company’s operating leases as of March 31, 2019:

(In thousands)
2019	$8,237
2020	10,667
2021	10,677
2022	9,129
2023	8,503
Thereafter	60,904
Total lease payments	108,117
Less: interest	(28,368)
Operating lease liability	$79,749

Note 8—Deposits

Domestic time deposits $250,000 and over were $651.0 million and $491.3 million at March 31, 2019 and December 31, 2018, respectively.  There were no foreign time deposits at either March 31, 2019 or December 31, 2018.

Note 9—Borrowed Funds

Repurchase Agreements

Securities sold under agreements to repurchase generally mature within one to seven days from the transaction date. Securities underlying the repurchase agreements remain under the control of the Company. Repurchase agreements are treated as collateralized financing obligations and are reflected as a liability in the consolidated balance sheets. The carrying value of investment securities collateralizing repurchase agreements was $3.2 million and $3.3 million at March 31, 2019 and December 31, 2018, respectively.

Information concerning the Company’s securities sold under agreements to repurchase is summarized as follows:

(In thousands)	March 31, 2019	December 31, 2018
Balance at period end	$1,418	$1,106
Average balance during the period	13,872	1,630
Average interest rate during the period	0.13%	0.25%
Maximum month-end balance during the period	$23,908	$2,384

Senior and Subordinated Debt

In June 2014, the Company and the Bank completed an unregistered $245 million multi-tranche debt transaction and in March 2015, the Company completed an unregistered $50 million debt transaction. These transactions enhanced our liquidity and regulatory capital levels to support balance sheet growth.  Details of the debt transactions are as follows:

(In thousands)	March 31, 2019	December 31, 2018
Cadence Bancorporation:
4.875% senior notes, due June 28, 2019	$145,000	$145,000
5.375% senior notes, due June 28, 2021	50,000	50,000
7.250% subordinated notes, due June 28, 2029, callable in 2024	35,000	35,000
6.500% subordinated notes, due March 2025, callable in 2020	40,000	40,000
Total long-term debt—Cadence Bancorporation	270,000	270,000
Cadence Bank:
6.250% subordinated notes, due June 28, 2029, callable in 2024	25,000	25,000
Debt issue cost and unamortized premium	(1,137)	(1,211)
Purchased	(10,078)	(10,078)
Total long-term debt	$283,785	$283,711

The senior transactions were structured with 4 and 7 year maturities to provide holding company liquidity and to stagger the Company’s debt maturity profile. The $35 million and $25 million subordinated debt transactions were structured with a 15 year maturity, 10 year call options, and fixed-to-floating interest rates. These subordinated debt structures were designed to achieve full Tier 2 capital treatment for 10 years. The $40 million subordinated debt transaction has a 5 year call option.

The Company’s senior notes are unsecured, unsubordinated obligations and are equal in right of payment to all of the Company’s other unsecured debt. The Company’s subordinated notes are unsecured obligations and will be subordinated in right of payment to all of the Company’s senior indebtedness, general creditors and to depositors at the Bank. The Company’s senior notes and subordinated notes are not guaranteed by any subsidiary of the Company, including the Bank.

The Bank’s subordinated notes are unsecured obligations and are subordinated in right of payment to all of the Bank’s senior indebtedness, general creditors and to depositors of the Bank. The Bank’s subordinated notes are not guaranteed by the Company or any subsidiary of the Bank.

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

Junior Subordinated Debentures

In conjunction with the Company’s acquisition of Cadence Financial Corporation and Encore Bank, N.A., the junior subordinated debentures were marked to their fair value as of their respective acquisition dates. The related mark is being amortized over the remaining term of the junior subordinated debentures.  Details of the junior subordinated debt are as follows:

(In thousands)	March 31, 2019	December 31, 2018
Junior subordinated debentures, 3 month LIBOR plus 2.85%, due 2033	$30,000	$30,000
Junior subordinated debentures, 3 month LIBOR plus 2.95%, due 2033	5,155	5,155
Junior subordinated debentures, 3 month LIBOR plus 1.75%, due 2037	15,464	15,464
Total par value	50,619	50,619
Purchase accounting adjustment, net of amortization	(13,544)	(13,666)
Total junior subordinated debentures	$37,075	$36,953

Advances from FHLB and Borrowings from FRB

The Bank reported FHLB advances of $395 million and $150 million as of March 31, 2019 and December 31, 2018, respectively. Advances are collateralized by $2.2 billion of investment securities and commercial and residential real estate loans pledged under a blanket lien arrangement as of March 31, 2019.

As of March 31, 2019 and December 31, 2018, the FHLB has issued for the benefit of the Bank irrevocable letters of credit totaling $445 million and $590 million, respectively. Included in the FHLB letters of credit is a $35 million of irrevocable letter of credit in favor of the State of Alabama SAFE Program to secure certain deposits of the State of Alabama. This letter of credit expires September 28, 2020 upon 45 days’ prior notice of non-renewal; otherwise it automatically extends for a successive one-year term. The Bank also has a $410 million irrevocable letter of credit to secure a large public fund treasury management deposit. Of this amount, $60 million expired in April 2019, while $350 million will expire May 26, 2021 upon 45 days’ prior notice of non-renewal; otherwise it automatically extends for a successive one-year term.

There were no borrowings from the FRB discount window as of March 31, 2019 and December 31, 2018.  Any borrowings from the FRB will be collateralized by $802.7 million in commercial loans pledged under a borrower-in-custody arrangement.

Holding Company Revolving Loan Facility

On March 29, 2019, the Company entered into a credit agreement for a revolving loan facility in the amount of $100 million. The proceeds of the revolving loans shall be used to finance general corporate purposes. There were no amounts outstanding under this line of credit at March 31, 2019.

Note 10—Other Noninterest Income and Other Noninterest Expense

The detail of the other noninterest income and other noninterest expense captions presented in the consolidated statements of income is as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Other noninterest income
Insurance revenue	$—	$2,259
Bankcard fees	2,213	1,884
Income from bank owned life insurance policies	1,152	935
Other	1,585	132
Total other noninterest income	$4,950	$5,210

	Three Months Ended March 31,
(In thousands)	2019	2018
Other noninterest expenses
Data processing expense	$2,594	$2,365
Software amortization	3,335	914
Consulting and professional fees	2,229	2,934
Loan related expenses	910	255
FDIC insurance	1,752	955
Communications	998	704
Advertising and public relations	781	341
Legal expenses	158	2,627
Other	8,181	5,108
Total other noninterest expenses	$20,938	$16,203

Note 11—Income Taxes

Income tax expense for the three months ended March 31, 2019 and 2018 was $17.1 million and $11.0 million, respectively. The effective tax rate was 22.7% for the three months ended March 31, 2019 compared to 22.0% for the same period in 2018. The increase in the effective tax rate was primarily driven by the non-deductible merger expenses incurred in the first quarter of 2019.

The effective tax rate is primarily affected by the amount of pre-tax income, tax-exempt interest income, and the increase in cash surrender value of bank-owned life insurance.  The effective tax rate is also affected by discrete items that may occur in any given period but are not consistent from period-to-period, which may impact the comparability of the effective tax rate between periods.

At March 31, 2019, we had a net deferred tax asset of $8.9 million, compared to
$33.2 million at December 31, 2018. The decrease in the net deferred asset was primarily due to certain purchase accounting adjustments recorded during the State Bank acquisition, changes in market conditions that impact the mark to market deferred tax adjustment on securities available-for-sale and the mark to market deferred tax adjustment on our cash flow hedges including our new interest rate collar agreement.

Note 12—Earnings Per Common Share

The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(In thousands, except per share data)	2019	2018
Net income per consolidated statements of income	$58,201	$38,825
Net income allocated to participating securities	(173)	—
Net income allocated to common stock	$58,028	$38,825

Weighted average common shares outstanding (Basic)	130,485,521	83,625,000
Weighted average dilutive restricted stock units	63,798	1,049,807
Weighted average common shares outstanding (Diluted)	130,549,319	84,674,807

Earnings per common share (Basic)	$0.44	$0.46
Earnings per common share (Diluted)	$0.44	$0.46

The effect from the assumed exercise of 1,848,496 stock options and restricted stock units for the three months ended March 31, 2019, was not included in the above computations of diluted earnings per share because such amounts would have had an antidilutive effect on earnings per common share. There were no antidilutive stock options and restricted stock units for the three months ended March 31, 2018.

Note 13—Related Party Transactions

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices, and are within applicable regulatory and lending limitations.  The aggregate balances of related party deposits were insignificant as of March 31, 2019. At December 31, 2018, the aggregate balances of related party deposits were approximately $571 million. This was primarily due to a deposit account of approximately $311 million by State Bank and one large deposit account by a related third party. The aggregate balances of related party loans as of March 31, 2019 and December 31, 2018 were insignificant.

Note 14—Regulatory Matters

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

The actual capital amounts and ratios for the Company and the Bank as of March 31, 2019 and December 31, 2018 are presented in the following tables and as shown, are above the thresholds necessary to be considered “well-capitalized”. Management believes that no events or changes have occurred after March 31, 2019 that would change this designation.

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
March 31, 2019
Tier 1 leverage	$1,717,530	10.0%	$1,889,679	11.1%
Common equity tier 1 capital	1,717,530	10.4	1,839,679	11.2
Tier 1 risk-based capital	1,717,530	10.4	1,889,679	11.5
Total risk-based capital	1,959,393	11.9	2,020,268	12.3
Minimum requirement:
Tier 1 leverage	683,890	4.0	683,640	4.0
Common equity tier 1 capital	740,657	4.5	740,358	4.5
Tier 1 risk-based capital	987,543	6.0	987,144	6.0
Total risk-based capital	1,316,724	8.0	1,316,192	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	854,551	5.0
Common equity tier 1 capital	N/A	N/A	1,069,406	6.5
Tier 1 risk-based capital	987,543	6.0	1,316,192	8.0
Total risk-based capital	1,645,905	10.0	1,645,240	10.0

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
December 31, 2018
Tier 1 leverage	$1,209,407	10.1%	$1,327,974	11.1%
Common equity tier 1 capital	1,172,454	9.8	1,277,974	10.7
Tier 1 risk-based capital	1,209,407	10.1	1,327,974	11.1
Total risk-based capital	1,403,311	11.8	1,447,719	12.1
Minimum requirement:
Tier 1 leverage	479,940	4.0	479,667	4.0
Common equity tier 1 capital	536,930	4.5	536,285	4.5
Tier 1 risk-based capital	715,907	6.0	715,047	6.0
Total risk-based capital	954,542	8.0	953,396	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	599,584	5.0
Common equity tier 1 capital	N/A	N/A	774,634	6.5
Tier 1 risk-based capital	715,907	6.0	953,396	8.0
Total risk-based capital	1,193,178	10.0	1,191,745	10.0

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

The Bank is required to maintain average reserve balances in the form of cash or deposits with the Federal Reserve Bank. The reserve balance varies depending upon the types and amounts of deposits. At March 31, 2019 and December 31, 2018, the required reserve balance with the Federal Reserve Bank was approximately $211.5 million and $91.5 million, respectively.

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

(In thousands)	March 31, 2019	December 31, 2018
Commitments to extend credit	$4,947,709	$4,078,708
Commitments to grant loans	232,618	103,570
Standby letters of credit	174,955	141,214
Performance letters of credit	17,783	21,026
Commercial letters of credit	14,600	11,262

Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. In addition, the Company has entered certain contingent commitments to grant loans. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the three months ended March 31, 2019 and 2018.

The Company makes investments in limited partnerships, including certain low income housing partnerships for which tax credits are received. As of March 31, 2019 and December 31, 2018, unfunded capital commitments totaled $43.2 million and $37.5 million, respectively.

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

Note 17—Supplemental Cash Flow Information

	For the Three Months Ended March 31,
(In thousands)	2019	2018
Cash paid during the year for:
Interest	$44,999	$19,217
Income taxes, net of refunds	81	(82)
Non-cash investing activities (at fair value):
Acquisition of real estate in settlement of loans	599	1,548
Transfers of loans to loans held for sale	17,444	3,500
Transfers of loans held for sale to loans	17,678	-

Note 18—Disclosure About Fair Values of Financial Instruments

See Note 19, “Disclosure About Fair Values of Financial Instruments”, to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2018 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Transfers between fair value levels are recognized at the end of the fiscal quarter in which the associated change in inputs occurs.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at March 31, 2019 and December 31, 2018:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2019
Assets
Investment securities available-for-sale	$1,754,839	$—	$1,754,839	$—
Equity securities with readily determinable fair values not held for trading	6,073	6,073	—	—
Derivative assets	182,287	—	182,287	—
Net profits interests	5,317	—	—	5,317
Other assets	15,403	—	—	15,403
Total recurring basis measured assets	$1,963,919	$6,073	$1,937,126	$20,720
Liabilities
Derivative liabilities	$24,046	$—	$24,046	$—
Total recurring basis measured liabilities	$24,046	$—	$24,046	$—

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Assets
Investment securities available-for-sale	$1,187,252	$—	$1,187,252	$—
Equity securities with readily determinable fair values not held for trading	5,840	5,840	—	—
Derivative assets	11,136	—	11,136	—
Net profits interests	5,779	—	—	5,779
Other assets	11,191			11,191
Total recurring basis measured assets	$1,221,198	$5,840	$1,198,388	$16,970
Liabilities
Derivative liabilities	$32,350	$—	$32,350	$—
Total recurring basis measured liabilities	$32,350	$—	$32,350	$—

There were no transfers between the Level 1 and Level 2 fair value categories during the three months ended March 31, 2019 and 2018.

Changes in Level 3 Fair Value Measurements

 The tables below include a roll-forward of the consolidated balance sheet amounts for the three months ended March 31, 2019 and 2018 for changes in the fair value of financial instruments within Level 3 of the valuation hierarchy that are recorded on a recurring basis. Level 3 financial instruments typically include unobservable components, but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table (which are reported in Other Noninterest Income in the consolidated income statements) may include changes to fair value due in part to observable factors that may be part of the valuation methodology.

Level 3 Assets Measured at Fair Value on a Recurring Basis

	For the Three Months Ended March 31,
	2019	2018	2019	2018
(In thousands)	Net Profits Interests		Investments in Limited Partnerships
Beginning Balance	$5,779	$15,833	$11,191	$—
Transfers in due to adoption of ASU 2016-01	—	—	—	5,518
Adjustment recorded in retained earnings due to adoption of ASU 2016-01	—	—	—	1,201
Net gains included in earnings	(174)	(869)	746	676
Reclassifications	—	—	(800)	—
Contributions paid	—	—	608	225
Distributions received	(288)	(669)	(144)	(106)
Ending Balance	$5,317	$14,295	$11,601	$7,514
Net unrealized gains (losses) included in earnings relating to assets held at the end of the period	$(174)	$(869)	$746	$676

  Assets Recorded at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheets at March 31, 2019 and December 31, 2018, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2019
Loans held for sale	$209,346	—	$209,346	$—
Impaired loans, net of specific allowance	76,882	—	—	76,882
Other real estate	2,862	—	—	2,862
Total assets measured on a nonrecurring basis	$289,090	$—	$209,346	$79,744

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Loans held for sale	$59,461	—	$59,461	$—
Impaired loans, net of specific allowance	71,741	—	—	71,741
Other real estate	2,406	—	—	2,406
Total assets measured on a nonrecurring basis	$133,608	$—	$59,461	$74,147

Significant unobservable inputs used in Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis are summarized below:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
March 31, 2019
Impaired loans, net of specific allowance	$76,882	Appraised value, as adjusted	Discount to fair value	0% - 20%
		Discounted cash flow	Net recoverable oil and gas reserves and forward-looking commodity prices. Discount rate - 10%	0% - 10%(1)
		Discounted cash flow	Discount rates - 2.9% to 8.7%	0% - 20%(1)
		Enterprise value	Exit multiples	4 - 11%(1)
			Estimated closing costs	10%
Other real estate	2,862	Appraised value, as adjusted	Discount to fair value	0% - 20%
			Estimated closing costs	10%
(1) - Represents difference of unpaid balance to fair value.

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
December 31, 2018
Impaired loans, net of specific allowance	$71,741	Appraised value, as adjusted	Discount to fair value	0% - 20%
		Discounted cash flow	Net recoverable oil and gas reserves and forward-looking commodity prices. Discount rate - 10%	0 - 10%
		Discounted cash flow	Discount rates - 2.9% to 8.7%	0% - 20%(1)
		Enterprise value	Exit multiples	0 - 15%(1)
Other real estate	2,406		Estimated closing costs	10%
		Appraised value, as adjusted	Discount to fair value	0% - 20%
			Estimated closing costs	10%
(1) - Represents difference of unpaid balance to fair value.

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2019
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$214,698	$214,698	$214,698	$—	$—
Interest-bearing deposits in other banks	322,786	322,786	322,786	—	—
Federal funds sold	5,585	5,585	5,585	—	—
Investment securities available-for-sale	1,754,839	1,754,839	—	1,754,839	—
Equity securities with readily determinable fair values not held for trading	6,073	6,073	6,073	—	—
Loans held for sale	209,346	209,346	—	209,346	—
Net loans	13,519,916	13,119,074	—	—	13,119,074
Derivative assets	182,287	182,287	—	182,287	—
Net profits interests	5,317	5,317	—	—	5,317
Other assets	59,987	59,987	—	—	59,987
Financial Liabilities:
Deposits	14,199,223	14,210,340	—	14,210,340	—
Advances from FHLB	395,000	395,000	—	395,000	—
Securities sold under agreements to repurchase	1,418	1,418	—	1,418	—
Senior debt	184,822	186,967	—	186,967	—
Subordinated debt	98,963	105,479	—	105,479	—
Junior subordinated debentures	37,075	48,671	—	48,671	—
Derivative liabilities	24,046	24,046	—	24,046	—

	December 31, 2018
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$237,342	$237,342	$237,342	$—	$—
Interest-bearing deposits in other banks	523,436	523,436	523,436	—	—
Federal funds sold	18,502	18,502	18,502	—	—
Investment securities available-for-sale	1,187,252	1,187,252	—	1,187,252	—
Equity securities with readily determinable fair values not held for trading	5,840	5,840	5,840	—	—
Loans held for sale	59,461	59,461	—	59,461	—
Net loans	9,959,545	9,735,130	—	—	9,735,130
Derivative assets	11,136	11,136	—	11,136	—
Net profits interests	5,779	5,779	—	—	5,779
Investments in limited partnerships	36,917	36,917			36,917
Financial Liabilities:
Deposits	10,708,689	10,700,350	—	10,700,350	—
Advances from FHLB	150,000	150,000	—	150,000	—
Securities sold under agreements to repurchase	1,106	1,106	—	1,106	—
Senior debt	184,801	194,762	—	194,762	—
Subordinated debt	98,910	103,008	—	103,008	—
Junior subordinated debentures	36,953	46,946	—	46,946	—
Derivative liabilities	32,350	32,350	—	32,350	—

Note 19—Segment Reporting

The Company determines reportable segments based on the services offered, the significance of the services offered, the significance of those services to the Company’s financial condition and operating results and management’s regular review of the operating results of those services. The Company operates through three operating segments: Banking, Financial Services and Corporate. Additional information about the Company’s reportable segments is included in Cadence’s Annual Report on Form 10-K for the year ended December 31, 2018.

The Banking Segment includes the Commercial Banking, Retail Banking and Private Banking lines of business. The Financial Services Segment includes the Trust, Retail Brokerage, and Investment Services businesses. In the second quarter of 2018, the Company sold its subsidiary, Town & Country Insurance Agency, Inc. All of the activities acquired in the merger with State Bank are part of the Banking segment.

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

The following tables present the operating results of the segments as of and for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$174,396	$(630)	$(4,477)	$169,289
Provision for credit losses	11,210	—	—	11,210
Noninterest income	20,087	10,285	292	30,664
Noninterest expense	97,324	7,652	8,464	113,440
Income tax expense (benefit)	19,862	373	(3,133)	17,102
Net income	$66,087	$1,630	(9,516)	$58,201
Total assets	$17,347,134	$100,175	$5,602	$17,452,911

	Three Months Ended March 31, 2018
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$96,100	$(607)	$(4,382)	$91,111
Provision for credit losses	4,380	—	—	4,380
Noninterest income	12,438	12,358	186	24,983
Noninterest expense	50,532	9,978	1,429	61,939
Income tax expense (benefit)	12,446	308	(1,804)	10,950
Net income	$41,181	$1,465	$(3,820)	$38,825
Total assets	$10,903,031	$91,468	$4,883	$10,999,382

Note 20—Equity-based Compensation

The Company administers a long-term incentive compensation plan, the Amended and Restated 2015 Omnibus Incentive Plan (the “Plan”), that permits the Company to grant to employees and directors various forms of incentive compensation. The principal purposes of this plan are to focus directors, officers and other employees and consultants on business performance that creates shareholder value, to encourage innovative approaches to the business of the Company, and to encourage ownership of the Company’s stock. The Plan authorizes 7,500,000 common share equivalents available for grant, where grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. The number of remaining share equivalents available for future issuance under the Plan was 6,406,988 at March 31, 2019.

Restricted Stock Units

In the first quarter of 2019, the Company granted 645,346 shares of restricted stock units pursuant to and subject to the provisions of the Plan. Of the units granted, 415,940 will vest in twelve quarterly installments ending in the first quarter of 2022 and 57,521 shares will cliff-vest in first quarter of 2022. The remaining grants specify a stated target number of units, the determination of the actual settlement in shares will be based in part on the achievement of certain financial performance measures of the Company over the three years ended December 31, 2021. For half of the units granted, these performance conditions will determine the actual units vesting in the first quarter 2022 and can be in the range of twenty-five percent to two times the units granted. The remaining half of the restricted stock units vest equally in the first quarter of each of the next three years. These grants include rights as a shareholder in the form of dividend equivalents. Dividend equivalents for time vested restricted stock units will be paid on each dividend payment date for the Company; dividend equivalents for the performance vesting restricted stock will be accrued and paid on the vested number of shares once the performance is achieved and the shares are issued. The fair value of the restricted stock units were estimated based upon the fair value of the underlying shares on the date of the grant.

The Company recorded $0.9 million and $0.4 million of equity-based compensation expense for the outstanding restricted stock units for the three months ended March 31, 2019 and 2018, respectively.  The remaining expense related to unvested restricted stock units is $15.1 million as of March 31, 2019 and will be recognized over the next 24 to 30 months.

       The following table summarizes the activity related to restricted stock unit awards for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019		2018
	Number of Shares	Fair Value per Unit at Award Date	Number of Shares	Fair Value per Unit at Award Date
Non-vested at beginning of period	273,354	$26.49	672,750	$5.14
Vested during the period	(44,501)	26.50	—	—
Forfeited during the period	(29,845)	19.76	—	—
Granted during the period	645,346	17.87	—	—
Non-vested at end of period	844,354	$20.14	672,750	$5.14

Stock Options

During the three months ended March 31, 2019, Cadence granted stock options to certain executive officers. The options were granted at an exercise price equal to a 15% premium to the fair value of the common stock at the date of grant. The options vest over a three-year period and expire at the end of seven years. The remaining expense related to nonvested stock option grants is $3.5 million at March 31, 2019 and will be recognized over the next 33 months.

The following table summarizes the activity related to stock option awards for the three months ended March 31, 2019:

	For the Three Months Ended March 31, 2019
	Number of Shares	Weighted Average Exercise Price
Outstanding options at beginning of period	—	$-
Granted during the period	1,602,848	20.43
Exercised during the period	—	—
Forfeited or expired during the period	—	—
Non-vested at end of period	1,602,848	$20.43

The Company uses the Black-Scholes option pricing model to estimate the fair value of the stock options. The following weighted-average assumptions were used for option awards issued during the three months ended March 31, 2019:

For the Three Months Ended March 31, 2019
Expected dividends	3.1%
Expected volatility	25.2%
Risk-free interest rate	2.5%
Expected term (in years)	4.5
Weighted-average grant date fair value	$2.32

Note 21—Accumulated Other Comprehensive Income (Loss)

Activity within the balances in accumulated other comprehensive gain (loss) is shown in the following tables for the three months ended March 31, 2019 and 2018:

(In thousands)	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on defined benefit pension plans	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Accumulated other comprehensive gain (loss)
Balance at December 31, 2018	$(24,279)	$(328)	$(18,305)	$(42,912)
Net change	22,602	—	38,171	60,773
Balance at March 31, 2019	$(1,677)	$(328)	$19,866	$17,861

(In thousands)	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on defined benefit pension plans	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Accumulated other comprehensive gain (loss)
Balance at December 31, 2017	$(2,160)	$(531)	$(16,342)	$(19,033)
Net change	(23,401)	—	(8,377)	(31,778)
Balance at March 31, 2018	$(25,561)	$(531)	$(24,719)	$(50,811)

Note 22—Variable Interest Entities and Other Investments

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

The Bank has invested in several affordable housing projects as a limited partner. The partnerships have qualified to receive annual affordable housing federal tax credits that are recognized as a reduction of current tax expense. The Company has determined that these structures meet the definition of VIE’s under Topic ASC 810 but that consolidation is not required, as the Bank is not the primary beneficiary. At March 31, 2019 and December 31, 2018, the Bank’s maximum exposure to loss associated with these limited partnerships was limited to the Bank’s investment. The Company accounts for these investments and the related tax credits using either the effective yield method or the proportional amortization method, depending upon the date of the investment. Under the effective yield method, the Bank recognizes the tax credits as they are allocated and amortizes the initial costs of the investments to provide a constant effective yield over the period that the tax credits are allocated. Under the proportional amortization method, the Bank amortizes the cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. At March 31, 2019 and December 31, 2018, the Company had recorded investments in other assets on its consolidated balance sheets of approximately $25.2 million and $7.8 million, respectively related to these investments.

Additionally, the Company invests in other certain limited partnerships accounted for under the fair value practical expedient of net asset value totaling $11.6 million and $11.2 million as of March 31, 2019 and December 31, 2018, respectively.  The company recognized $0.7 million gains for both three-month periods ended March 31, 2019 and 2018, related to these assets recorded at fair value through net income.  Certain other limited partnerships without readily determinable fair values that do not qualify for the practical expedient are accounted for at their cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments totaled $10.2 million and $8.7 million as of March 31, 2019 and December 31, 2018, respectively. Other limited partnerships are accounted for under the equity method totaling $9.2 million at both March 31, 2019 and December 31, 2018.

The following table presents a summary of the Company’s investments in limited partnerships subsequent to the adoption of ASU 2016-01 and as of March 31, 2019 and December 31, 2018:

(In thousands)	March 31, 2019	December 31, 2018
Affordable housing projects (amortized cost)	$25,167	$7,803
Limited partnerships accounted for under the fair value practical expedient of NAV	11,601	11,191
Limited partnerships without readily determinable fair values that do not qualify for the practical expedient of NAV accounted for under the cost method	10,208	8,714
Limited partnerships required to be accounted for under the equity method	9,209	9,209
Total investments in limited partnerships	$56,185	$36,917

Marketable equity securities carried at fair value consist of one CRA qualifying investment and is reported in other assets in the consolidated balance sheets. Total marketable equity securities were $6.1 million and $5.8 million at March 31, 2019 and December 31, 2018, respectively.

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

(In thousands)	Carrying Amount
Carrying value, December 31, 2018	$8,714
Reclassifications	800
Distributions	(42)
Contributions	736
Carrying value, March 31, 2019	$10,208

During 2016, the Bank received net profits interests in oil and gas reserves, in connection with the reorganization under bankruptcy of two loan customers (one of these was sold during 2018). The Company has determined that these contracts meet the definition of VIE’s under Topic ASC 810, but that consolidation is not required as the Bank is not the primary beneficiary. The net profits interest is a financial instrument and recorded at estimated fair value, which was $5.3 million and $5.8 million at March 31, 2019 and December 31, 2018, respectively, representing the maximum exposure to loss as of that date.

The Company has established a rabbi trust related to the deferred compensation plan offered to certain of its employees. The Company contributes employee cash compensation deferrals to the trust. The assets of the trust are available to creditors of the Company only in the event the Company becomes insolvent. This trust is considered a VIE because either there is no equity at risk in the trust or because the Company provided the equity interest to its employees in exchange for services rendered. The Company is considered the primary beneficiary of the rabbi trust as it has the ability to select the underlying investments made by the trust, the activities that most significantly impact the economic performance of the rabbi trust. The Company includes the assets of the rabbi trust as a component of other assets and a corresponding liability for the associated benefit obligation in other liabilities in its consolidated balance sheets. At March 31, 2019 and December 31, 2018, the amount of rabbi trust assets and benefit obligation was $3.8 million and $3.6 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis presents our results of operations and financial condition on a consolidated basis for the three months ended March 31, 2019.  This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of March 31, 2019 compared to December 31, 2018 for the balance sheets and the three months ended March 31, 2019 compared to March 31, 2018 for the statements of income.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic market areas;
•	economic, market, operational, liquidity, credit and interest rate risks associated with our business;
•	deteriorating asset quality and higher loan charge-offs;
•	the laws and regulations applicable to our business;
•	our ability to achieve organic loan and deposit growth and the composition of such growth;
•	increased competition in the financial services industry, nationally, regionally or locally;
•	our ability to maintain our historical earnings trends;
•	our ability to raise additional capital to implement our business plan;
•	material weaknesses in our internal control over financial reporting;
•	systems failures or interruptions involving our information technology and telecommunications systems or third-party servicers;
•	the composition of our management team and our ability to attract and retain key personnel;
•	our ability to monitor our lending relationships;
•	the composition of our loan portfolio, including the identity of our borrowers and the concentration of loans in energy-related industries and in our specialized industries;
•	the portion of our loan portfolio that is comprised of participations and shared national credits;

•	the amount of nonperforming and classified assets we hold;
•	time and effort necessary to resolve nonperforming assets;
•	our ability to identify potential candidates for, consummate, and achieve synergies resulting from, potential future acquisitions;
•	difficulties and delays in integrating our businesses and State Bank or fully realizing cost savings and other benefits;
•	our potential exposure to unknown or contingent liabilities of legacy State Bank;
•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;

•	environmental liability associated with our lending activities;
•	the geographic concentration of our markets in Texas and the southeast United States;
•	the commencement and outcome of litigation and other legal proceedings against us or to which we may become subject;
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

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve Board;
•	requirements to remediate adverse examination findings;
•	changes in the scope and cost of FDIC deposit insurance premiums;
•	implementation of regulatory initiatives regarding bank capital requirements that may require heightened capital;
•	the obligations associated with being a public company;
•	the fact that we are no longer an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies no longer apply to us;
•	changes in accounting principles, policies, practices, or guidelines;
•	our success at managing the risks involved in the foregoing items;
•	our modeling estimates related to an increased interest rate environment;
•	natural disasters, war, or terrorist activities; and
•	other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services.

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

Overview

Cadence Bancorporation is a financial holding company and a Delaware corporation headquartered in Houston, Texas, and is the parent company of Cadence Bank, N.A. With $17.5 billion in assets, $13.6 billion in total loans (net of unearned discounts and fees), $14.2 billion in deposits and $2.3 billion in shareholders’ equity as of March 31, 2019, we currently operate a network of 98 locations across Texas, Georgia, Alabama, Florida, Mississippi, and Tennessee. We focus on middle-market commercial lending, complemented by retail banking and wealth management services, and provide a broad range of banking services to businesses, high net worth individuals and business owners.

On January 1, 2019, we acquired all the outstanding stock of State Bank Financial Corporation (“State Bank”), of Atlanta, Georgia, the bank holding company for State Bank and Trust Company, in a stock transaction. State Bank shareholders received 1.271 shares of the Company’s Class A common stock in exchange for each share of State Bank common stock resulting in the issuance of 49.2 million shares of our Class A common stock resulting in a total purchase price of $826.4 million. The primary reasons for the transaction were to expand our market presence into Georgia and create a more diverse business mix as well as an attractive funding base and leverage operating costs through economies of scale. The acquisition added $3.5 billion in loans and $4.1 billion in deposits as well as 32 branch locations across northern and central Georgia.

We operate Cadence Bancorporation through three operating segments: Banking, Financial Services and Corporate. Our Banking Segment, which represented approximately 97% of our total revenues for the three months ended March 31, 2019, consists of our Commercial Banking, Retail Banking and Private Banking lines of business. Our Commercial Banking activities focus on commercial and industrial (“C&I”), community banking, business banking and commercial real estate lending and treasury management services to clients in our geographic footprint in Texas and the southeast United States. Within our Commercial Banking line of business, we focus on select industries, which we refer to as our “specialized industries,” in which we believe we have specialized experience and service capabilities. These industries include franchise restaurant, healthcare and technology. Energy lending is also an important part of our business as energy production and energy related industries are meaningful contributors to the economy in our primary markets. With the acquisition of State Bank, we now offer SBA loans and asset-based lending. In our Retail Banking business line, we offer a broad range of banking services through our branch network to serve the needs of consumers and small businesses. In our Private Banking business line, we offer banking services, such as deposit services and residential mortgage lending, to affluent clients and business owners. Our Financial Services Segment includes our Trust, Retail Brokerage, Investment Services and Insurance businesses. These businesses offer products independently to their own customers as well as to Banking Segment clients. Investment Services operates through the “Linscomb & Williams” name and Insurance operated through the “Cadence Insurance” name until its sale in 2018. The products offered by the businesses in our Financial Services Segment primarily generate non-banking service fee income. Our Corporate Segment reflects parent-only activities, including debt and capital raising, and intercompany eliminations.

We are focused on organic growth and expanding our position in our markets. We believe that our franchise is positioned for continued growth as a result of prudent lending in our markets through experienced relationship managers and a client-centered, relationship-driven banking model, and our focus and capabilities in serving specialized industries. We believe our continued growth is supported by (i) our attractive geographic footprint, (ii) our stable and cost-efficient deposit funding provided by our acquired franchises (each of which was a long-standing institution with an established customer network), (iii) our veteran board of directors and management team, (iv) our capital position and (v) our credit quality and risk management processes.

Selected Financial Data

The following table summarizes certain selected consolidated financial data for the periods presented. The historical consolidated financial information presented below contains financial measures that are not presented in accordance with U.S. GAAP and which have not been audited. See “Table 29 - Non-GAAP Financial Measures.”

Table 1 – Selected Financial Data

	As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
(In thousands, except share and per share data)	2019	2018	2018
Statement of Income Data:
Net income	$58,201	$38,825	$166,261
Net interest income	169,289	91,111	387,741
Noninterest income - service fees and revenue	27,939	23,904	87,008
Noninterest expense	113,440	61,939	258,301
Provision for credit losses	11,210	4,380	12,700
Efficiency ratio (1)	56.73%	53.35%	53.55%
Adjusted efficiency ratio (1)	45.73	50.22	49.56%
Per Share Data:
Earnings
Basic	$0.44	$0.46	$1.99
Diluted	0.44	0.46	1.97
Book value per common share	17.88	16.23	17.43
Tangible book value (1)	13.23	12.32	13.62
Weighted average common shares outstanding
Basic	130,485,521	83,625,000	83,562,109
Diluted	130,549,319	84,674,807	84,375,289
Cash dividends declared	$0.175	$0.125	$0.55
Dividend payout ratio	39.77%	27.17%	27.64%
Performance Ratios:
Return on average common equity (2)	10.53%	11.73%	12.07%
Return on average tangible common equity (1) (2)	15.54	15.76	15.73
Return on average assets (2)	1.34	1.44	1.45
Net interest margin (2)	4.21	3.64	3.61
Period-End Balance Sheet Data:
Investment securities, available-for-sale	$1,754,839	$1,251,834	$1,187,252
Total loans, net of unearned income	13,624,954	8,646,987	10,053,923
Allowance for credit losses ("ACL")	105,038	91,537	94,378
Total assets	17,452,911	10,999,382	12,730,285
Total deposits	14,199,223	9,048,971	10,708,689
Total shareholders’ equity	2,302,823	1,357,103	1,438,274
Asset Quality Ratios:
Total nonperforming assets ("NPAs") to total loans and OREO and other NPAs	0.63%	0.84%	0.82%
Total ACL to total loans	0.77	1.06	0.94
ACL to total nonperforming loans ("NPLs")	135.21	175.30	127.12
Net charge-offs to average loans (2)	0.02	0.02	0.06
Capital Ratios:
Total shareholders’ equity to assets	13.2%	12.3%	11.3%
Tangible common equity to tangible assets (1)	10.1	9.7	9.1
Common equity tier 1 (CET1)	10.4	10.5	9.8
Tier 1 leverage capital	10.0	10.7	10.1
Tier 1 risk-based capital	10.4	10.9	10.1
Total risk-based capital	11.9	12.6	11.8

(1) - Considered a non-GAAP financial measure. See Table 29 "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure. (2) – Annualized.

Summary of Results of Operations - Three Months Ended March 31, 2019

Net income for the three months ended March 31, 2019 was significantly impacted by the acquisition of State Bank on January 1, 2019 which increased our earning assets and revenue generating lines of business and expanded our deposit franchise. Partially offsetting the incremental net revenues related to the acquisition was $22.0 million of merger related expenses.

Net income for the three months ended March 31, 2019 totaled $58.2 million, a $19.4 million or 49.9% increase, compared to $38.8 million for the same period in 2018. The primary drivers of the net $19.4 million increase included a $78.2 million increase in net interest income, a $6.8 million increase in the provision for credit losses, and a $2.4 million decrease in income taxes, partially offset by an increase in noninterest expense of $51.5 million. Diluted earnings per common share for the three months ended March 31, 2019, were $0.44 compared to $0.46 for the same period in 2018.

The first quarter of 2019 and 2018 included non-routine revenues and expenses, primarily consisting of secondary offering expenses, merger related expenses, and other items. These non-routine revenues and expenses resulted in adjusted net income(1) of $75.0 million for the three months ended March 31, 2019, and $41.9 million for the comparable period of 2018. Adjusted diluted earnings per share(1) was $0.57 for the three months ended March 31, 2019, and $0.50 for the comparable period of 2018.

Annualized return on average assets, common equity and tangible common equity(1) for the first quarter of 2019 were 1.34%, 10.53%, and 15.54%, respectively, compared to 1.44%, 11.73%, and 15.76%(1), respectively, for the first quarter of 2018. Adjusted annualized returns on average assets(1) and adjusted tangible common equity(1) for the first quarter of 2019 were 1.72% and 19.69%, respectively, compared to 1.56% and 17.00%, respectively, for the first quarter of 2018. Adjusted annualized returns(1) on average assets, common equity, and tangible common equity reflect the impact of the non-routine items noted above.

Net interest income was $169.3 million for the three months ended March 31, 2019, a $78.2 million, or 85.8% increase compared to the same period of 2018. Our net interest spread increased to 3.70% for the three months ended March 31, 2019 compared to 3.29% for the same period in 2018, and the net interest margin on an annualized basis increased 57 basis points to 4.21% from 3.64%. The margin improvement resulted from acquired State Bank assets and liabilities including ANCI loans with higher yields and deposits with lower total costs, incremental accretion on acquired loans, and the impact of the 2018 quarterly market rate increases on the loan and deposit portfolios.

Service fees and revenue were $27.9 million in the three months ended March 31, 2019, an increase of $4.0 million or 16.9%, from the same period in 2018.

Noninterest expense for the three months ended March 31, 2019 increased $51.5 million, or 83.1%, to $113.4 million compared to $61.9 million during the same period of 2018.  The three months ended March 31, 2019 included $22.0 million of merger related expenses resulting from the State Bank acquisition and an increase of $16.1 million, or 43.1% in salaries and benefits resulting from the additional employees from State Bank.

Our efficiency ratio was 56.73% for the three months ended March 31, 2019, compared to the 53.35% efficiency ratio for the same period of 2018.    Our adjusted efficiency ratio(1) was 45.73% for the three months ended March 31, 2019, an improvement over the 50.22% adjusted efficiency ratio for the same period of 2018.  Adjusted efficiency ratios reflect the impact of the non-routine items.

Provision for credit losses increased $6.8 million, or 179.2%, to $11.2 million in the three months ended March 31, 2019, compared to $4.4 million in the same period of 2018.  (See “—Provision for Credit Losses” and “—Asset Quality”). The increased provision for credit losses in 2019 was primarily related to organic loan growth during the quarter and an increase in specific reserves on certain credits. Annualized net charge-offs were 0.02% of average loans for both the three months ended March 31, 2019 and the same period of 2018.

Summary of Financial Condition as of March 31, 2019

Our total loans, net of unearned income, increased $3.57 billion, or 35.5%, from December 31, 2018 to $13.6 billion at March 31, 2019, which was primarily due to the merger with State Bank.

From an asset quality perspective, total nonperforming assets (“NPAs”) increased $3.4 million, or 4.2%, compared to December 31, 2018, and the ratio of NPAs to total loans, OREO, and other NPAS declined from 0.82% to 0.63%. (See “—Asset Quality). Our total allowance for credit losses increased $10.7 million, or 11.3%, from $94.4 million at December 31, 2018 to $105.0 million at March 31, 2019, and represented approximately 0.8% and 0.9% of total loans at March 31, 2019 and December 31, 2018, respectively.

(1) - Considered a non-GAAP financial measure. See Table 29 "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Total deposits increased $3.5 billion or 32.6% to $14.2 billion, at March 31, 2019, from $10.7 billion at December 31, 2018, due primarily to the State Bank acquisition.  Over the same period, noninterest-bearing deposits increased $756.3 million or 30.8% and comprised 22.6% and 22.9% of total deposits at March 31, 2019 and December 31, 2018, respectively. Interest-bearing deposits increased $2.7 billion or 33.1% and comprised 77.4% and 77.1% of total deposits at March 31, 2019 and December 31, 2018, respectively.  There was a decrease in brokered deposits of $181.8 million from December 31, 2018, bringing the ratio of brokered deposits to total deposits down to 6.0%.

Overall, our Tier 1 leverage ratio decreased 3 basis points, total risk-based capital ratio increased 14 basis points and Tier 1 risk-based capital ratio increased 30 basis points from December 31, 2018. We met all capital adequacy requirements and the Bank continued to exceed the minimum requirements to be considered well-capitalized under regulatory guidelines as of March 31, 2019.

Results of Operations

Earnings

Net income for the three months ended March 31, 2019 totaled $58.2 million, compared to $38.8 million for the corresponding period in 2018, a $19.4 million or 49.9% increase. The following table presents key earnings data for the periods:

Table 2 – Key Earnings Data

	Three Months Ended
	March 31,
(In thousands, except per share data)	2019	2018
Net income	$58,201	$38,825
Net income per common share
- basic	0.44	0.46
- diluted (3)	0.44	0.46
Dividends declared per share	0.175	0.125
Dividend payout ratio	39.77%	27.17%
Net interest margin (1)	4.21	3.64
Net interest spread (1)	3.70	3.29
Return on average assets(1)	1.34	1.44
Return on average equity(1)	10.53	11.73
Return on average tangible common equity(1)(2)	15.54	15.76

(1)	Annualized.
(2)	Considered a non-GAAP financial measure. See “Table 29 - Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(3)	Includes common stock equivalents (“CSE”) of 63,789 and 1,049,807 for the three months ended March 31, 2019 and 2018, respectively .

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

Interest earned on our loan portfolio is the largest component of our interest income. Our originated and acquired noncredit impaired loan (“ANCI”) portfolios are presented at the principal amount outstanding net of deferred origination fees and unamortized discounts and premiums. Interest income is recognized based on the principal balance outstanding and the stated rate of the loan. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan. ANCI loans acquired through our acquisitions are initially recorded at fair value. Discounts or premiums created when the loans were recorded at their estimated fair values at acquisition are being accreted or amortized over the remaining term of the loan as an adjustment to the related loan’s yield (see “Note 2- Business Combination” to our Unaudited Consolidated Financial Statements for additional information related to the State Bank merger).

The performance of loans within our acquired credit impaired (“ACI”) portfolio impacts interest income. At acquisition, the expected shortfall in future cash flows on our ACI portfolio, as compared to the contractual amount due, was recognized as a non-accretable discount. Any excess of expected cash flows over the acquisition date fair value is known as the accretable discount and is recognized as accretion income over the life of each pool or individual ACI loan. Additionally, remaining discounts and proceeds received in excess of expected cash flows are realized in interest income when these loans are closed through payoff, charge off, workout, sale or foreclosure (“recovery income’). Expected cash flows over the acquisition date fair value are re-estimated quarterly utilizing the same cash flow methodology used at the time of acquisition. Any subsequent decreases to the expected cash flows will generally result in a provision for credit losses charge in the consolidated statements of income. Conversely, subsequent increases in expected cash flows result in a transfer from the nonaccretable discount to the accretable discount, which has a positive impact on accretion income prospectively. The following table summarizes the amount of interest income related to our ACI portfolio for the periods presented:

 Table 3 – ACI Interest Income

	Three Months Ended March 31,
(In thousands)	2019	2018
Scheduled accretion for the period	$5,844	$5,192
Recovery income for the period	505	431
Total interest realized on the ACI portfolio	$6,349	$5,623
Yield on ACI Portfolio
Scheduled accretion for the period	7.86%	8.27%
Recovery income for the period	0.68	0.69
Total yield on the ACI portfolio	8.54%	8.96%

 The following table is a rollforward of the accretable difference on our ACI portfolio for the periods indicated:

Table 4 - Accretable Difference Rollforward

	Three Months Ended March 31,
(In thousands)	2019	2018
Balance at beginning of period	$67,405	$78,422
Additions (1)	42,626	—
Accretion	(5,844)	(5,192)
Reclass from nonaccretable difference due to increases in expected cash flow	899	4,558
Other changes, net	(6,843)	(1,714)
Balance at end of period	$98,243	$76,074
(1)	See “Note 2 – Business Combination” to our Unaudited Consolidated Financial Statements for additional information related to the State Bank merger.

Three Months Ended March 31, 2019 and 2018

Our net interest income, fully-tax equivalent (FTE), for the three months ended March 31, 2019 and 2018 was $169.8 million and $92.0 million, respectively, an increase of $77.8 million. Our net interest margin for the three months ended March 31, 2019 and 2018 was 4.21% and 3.64%, respectively, an increase of 57 basis points. The yield on our total loan portfolio increased 111 basis points to 6.05% for the three months ended March 31, 2019 compared to 4.94% for the three months ended March 31, 2018 due to an increase in the rate and volume of our originated portfolio and the additional accretion from the loans acquired in the State Bank merger. The following table sets forth, on a tax equivalent basis, the components of our net interest income with the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three months ended March 31, 2019:

Table 5 - Rate/Volume Analysis

	Three Months Ended March 31,
	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2019	2018	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated loans	$132,065	$94,378	$37,687	$14,357	$23,330
ANCI portfolio	67,337	$2,790	64,547	1,013	63,534
ACI portfolio	6,349	5,623	726	(274)	1,000
Interest on securities:
Taxable	10,796	5,118	5,678	799	4,879
Tax-exempt (2)	2,202	4,134	(1,932)	(10)	(1,922)
Interest on fed funds and short-term investments	3,281	1,529	1,752	845	907
Interest on other investments	618	389	229	148	81
Total interest income	222,648	113,961	108,687	16,878	91,809
Expense from interest-bearing liabilities:
Interest on demand deposits	29,259	9,025	20,234	11,847	8,387
Interest on savings deposits	226	114	112	59	53
Interest on time deposits	17,186	7,491	9,695	4,383	5,312
Interest on other borrowings	3,695	2,956	739	(242)	981
Interest on subordinated debentures	2,530	2,396	134	121	13
Total interest expense	52,896	21,982	30,914	16,168	14,746
Net interest income	$169,752	$91,979	$77,773	$710	$77,063

(1)	The change in interest income due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
(2)	Interest income and yields are presented on a tax equivalent basis using a Federal tax rate of 21% on our state, county and municipal investment portfolios.

Our total interest income (FTE) for the three months ended March 31, 2019 totaled $222.6 million compared to $114.0 million for the three months ended March 31, 2018. This increase is primarily the result of the loans acquired in the State Bank acquisition and an increase in the volume and yield of our originated loans. The yield on our originated loan portfolio reflects an increase in LIBOR rates in our loan portfolio. The lower FTE yield on our tax-exempt securities reflects the decrease in tax exempt securities resulting from a reallocation of our portfolio in the second quarter of 2018.

The yield on our ACI portfolio fluctuates due to the volume and timing of cash flows received or expected to be received. The yield on our ACI portfolio for the three months ended March 31, 2019 was 8.54% compared to 8.96% for the three months ended March 31, 2018. The increase in interest income on our ACI portfolio was due to an increase in volume due to the State Bank acquisition. During the three months ended March 31, 2019, interest income on the ACI portfolio included $0.5 million in recovery income, compared to $0.4 million in the three months ended March 31, 2018. These amounts were realized on certain individual loans that were settled before expected, or where we received amounts above our estimates. Excluding these amounts, as shown in Table 3, the yield on our ACI loans would have been 7.86% for the three months ended March 31, 2019 compared to 8.27% for the three months ended March 31, 2018.

Our interest expense for the three months ended March 31, 2019 and 2018 was $52.9 million and $22.0 million, respectively, an increase of $30.9 million. This increase is primarily related to the impact of higher market rates on our interest-bearing demand accounts and time deposits, and from interest-bearing deposits assumed in the State Bank acquisition. Our cost of interest-bearing deposits increased to 1.68% for the three months ended March 31, 2019 compared to 0.98% for the three months ended March 31, 2018.  Our total cost of borrowings for the three months ended March 31, 2019 and 2018 was 4.55% and 4.88%, respectively, as the addition of the State Bank deposits reduced our overall deposit costs.

The following table presents, on a tax equivalent basis, for the three months ended March 31, 2019 and 2018, our average balance sheet and our annualized average yields on assets and annualized average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis, except for ACI loans, which is a monthly average.

Table 6 – Average Balances, Net Interest Income and Interest Yields/Rates

	Three Months Ended March 31,
	2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)
Originated loans	$9,811,821	$132,065	5.46%	$7,993,461	$94,378	4.79%
ANCI portfolio	3,684,905	67,337	7.41	196,017	2,790	5.77
ACI portfolio	301,660	6,349	8.54	254,503	5,623	8.96
Total loans	13,798,386	205,751	6.05	8,443,981	102,791	4.94
Investment securities
Taxable	1,531,514	10,796	2.86	827,227	5,118	2.51
Tax-exempt (2)	217,200	2,202	4.11	406,999	4,134	4.12
Total investment securities	1,748,714	12,998	3.01	1,234,226	9,252	3.04
Federal funds sold and short-term investments	763,601	3,281	1.74	515,017	1,529	1.20
Other investments	58,139	618	4.31	48,986	389	3.22
Total interest-earning assets	16,368,840	222,648	5.52	10,242,210	113,961	4.51
Noninterest-earning assets:
Cash and due from banks	118,833			92,878
Premises and equipment	128,990			62,973
Accrued interest and other assets	1,114,669			613,311
Allowance for credit losses	(97,065)			(89,097)
Total assets	$17,634,267			$10,922,275

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$8,011,001	$29,259	1.48%	$4,795,114	$9,025	0.76%
Savings deposits	248,651	226	0.37	179,662	114	0.26
Time deposits	2,985,720	17,186	2.33	1,909,019	7,491	1.59
Total interest-bearing deposits	11,245,372	46,671	1.68	6,883,795	16,630	0.98
Other borrowings	418,347	3,695	3.58	309,323	2,956	3.88
Subordinated debentures	135,934	2,530	7.55	135,233	2,396	7.19
Total interest-bearing liabilities	11,799,653	52,896	1.82	7,328,351	21,982	1.22
Noninterest-bearing liabilities:
Demand deposits	3,334,399			2,128,595
Accrued interest and other liabilities	258,563			122,884
Total liabilities	15,392,615			9,579,830
Shareholders' equity	2,241,652			1,342,445
Total liabilities and shareholders' equity	$17,634,267			$10,922,275
Net interest income/net interest spread		169,752	3.70%		91,979	3.29%
Net yield on earning assets/net interest margin			4.21%			3.64%
Taxable equivalent adjustment:
Investment securities		(463)			(868)
Net interest income		$169,289			$91,111

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2)	Interest income and yields are presented on a taxable equivalent basis using a tax rate of 21%.

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

The provision for credit losses totaled $11.2 million for the three months ended March 31, 2019, compared to $4.4 million for the three months ended March 31, 2018. The following is a summary of our provision for credit losses for the periods indicated presented by originated, ANCI and ACI portfolios:

Table 7 – Provision for Credit Losses

	Three Months Ended March 31,
(In thousands)	2019	2018
Originated Loans
Commercial and industrial	$9,352	$5,472
Commercial real estate	281	(192)
Consumer	1,353	(816)
Small business	593	574
Total originated loans	11,579	5,038
ANCI Loans
Commercial and industrial	(84)	(137)
Commercial real estate	45	(146)
Consumer	50	(22)
Small business	10	(108)
Total ANCI	21	(413)
ACI Loans
Commercial and industrial	31	(5)
Commercial real estate	(224)	(175)
Consumer	(197)	(65)
Small business	—	—
Total ACI	(390)	(245)
Total Loans
Commercial and industrial	9,299	5,330
Commercial real estate	102	(513)
Consumer	1,206	(903)
Small business	603	466
Total provision for credit losses	$11,210	$4,380

Our originated and ANCI loan portfolios are divided into commercial and consumer segments. The commercial allowance estimate is driven by loan level risk ratings. The consumer allowance estimate uses pool level historical loss rates based on certain credit attributes. The primary driver of the originated ACL is the underlying credit quality of the loans, which have seen some credit risk migration over the periods as the portfolio has become more seasoned. We recognized $11.2 million and $4.4 million in provision during the three months ended March 31, 2019 and March 31, 2018, respectively, which included $11.6 million and $5.0 million  provision related to the originated portfolio. The C&I originated portfolio provision of $9.4 million for the three months ended March 31, 2019 included provisions related to loan growth and approximately $7.2 million on specific credits within the energy, restaurant and general C&I segments.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of income generated from the services we provide our customers.

Noninterest income totaled $30.7 million  for the three months ended March 31, 2019, compared to $25.0 million for the three months ended March 31, 2018.  The increase for the three months ended March 31, 2019 compared to the same period in 2018 is primarily attributable to the State Bank merger which provided additional markets for our products and services as well as two new revenue sources.

The following table compares noninterest income for the three months ended March 31, 2019 and 2018:

Table 8 – Noninterest Income

	Three Months Ended March 31,
(In thousands)	2019	2018	% Change
Investment advisory revenue	$5,642	$5,299	6.5%
Trust services revenue	4,335	5,015	(13.6)
Service charges on deposit accounts	5,130	3,960	29.5
Credit related fees	4,870	3,577	36.1
Insurance revenue	—	2,259	(100.0)
Bankcard fees	2,213	1,884	17.5
Payroll processing and insurance revenue	1,859	-	NM
SBA income	1,449	-	NM
Other service fees	2,441	1,910	27.8
Total service fees and revenue	27,939	23,904	16.9
Securities gain (losses), net	(12)	12	NM
Other	2,737	1,067	156.5
Total other noninterest income	2,725	1,079	152.5
Total noninterest income	$30,664	$24,983	22.7%

NM – Not Meaningful

Investment Advisory Revenue. Our investment advisory revenue is comprised largely of investment management and financial planning revenues generated through our subsidiary Linscomb & Williams, Inc. (“L&W”). The 6.5% increase in investment advisory revenue for the three months ended March 31, 2019  was due to an increase of 4% in assets under management and the continued market performance.

Trust Services Revenue. We earn fees from our customers for trust services. For the three months ended March 31, 2019 and 2018, trust fees totaled $4.3 million and $5.0 million, respectively, a decrease of $0.7 million, or 13.6%. The decrease was primarily due to the transfer of certain deposit relationships from trust to treasury management. Additionally, estate tax reform has slowed the pace of personal trust growth.

Service Charges on Deposit Accounts. We earn fees from our customers for deposit-related services. For the three months ended March 31, 2019 and 2018, service charges and fees totaled $5.1 million and $4.0 million, which is an increase of 29.5%.   The increase was largely due to the increase in the number of deposit accounts and customers resulting from the State Bank acquisition.

Credit-Related Fees. Our credit-related fees include fees related to credit advisory services, unfunded commitment fees and letter of credit fees. For the three months ended March 31, 2019, credit-related fees increased 36.1% to $4.9 million, compared to $3.6 million for the three months ended March 31, 2018, primarily as a result of arrangement and other credit advisory fees.

Insurance Revenue. Our insurance revenue was zero and $2.3 million for the three months ended March 31, 2019 and 2018,  The decrease results from the sale of the assets of Cadence Insurance in the second quarter of 2018.

Bankcard Fees. Our bankcard fees are comprised of automated teller machine (“ATM”) network fees and debit card revenue. Our bankcard fees were $2.2 million for the three months ended March 31, 2019, an increase of 17.5% primarily due to the State Bank acquisition. The increase was partially mitigated by the limit on interchange fees imposed by the Durbin Amendment. The third quarter of 2018 is the first quarter in which the Durbin Amendment applied to our interchange fees.

Payroll Processing and Insurance Revenue. Payroll processing represents a new source of revenue for us which we acquired in the State Bank acquisition.

SBA Income. Small Business Administration (“SBA”) Income also represents a new source of revenue for us acquired in the State Bank transaction. This revenue consists of gains on sales of SBA loans, servicing fees, and other miscellaneous fees.

Other Service Fees. Our other service fees include retail services fees. For the three months ended March 31, 2019 and 2018, other service fees totaled $2.4 million and $1.9 million, respectively. The first quarter 2019 increase resulted primarily from the additional fees generated due to the State Bank acquisition.

Other Income. The increase in other income for the three months ended March 31, 2019 compared to 2018 resulted from increases in several revenue items from the recently acquired State Bank market combined with an increase in the estimated fair value of a net profits interest in oil and gas reserves.

Noninterest Expenses

The following table compares noninterest expense for the three months ended March 31, 2019 and 2018:

Table 9 – Noninterest Expense

	Three Months Ended March 31,
(In thousands)	2019	2018	% Change
Salaries and employee benefits	$53,471	$37,353	43.2%
Premises and equipment	10,958	7,591	44.3
Merger related expenses	22,000	-	NM
Intangible asset amortization	6,073	792	NM
Data processing expense	2,594	2,365	9.7
Consulting and professional fees	2,229	2,934	(24.0)
Loan related expenses	910	255	256.9
FDIC insurance	1,752	955	83.5
Communications	998	704	41.8
Advertising and public relations	781	341	129.1
Legal expenses	158	2,627	(94.0)
Other	11,516	6,022	91.2
Total Noninterest Expense	$113,440	$61,939	83.1%

Noninterest expense was $113.4 million for the three months ended March 31, 2019, compared to $61.9 million for the three months ended March 31, 2018.  The increase of $51.5 million or 83.1%  for the three months ended March 31, 2019, compared to the same period in 2018 was driven by increases in salaries and benefits, merger related expenses, intangible asset amortization, and other expenses related to growth of the business during the periods.

Salaries and Employee Benefits. Salaries and employee benefit costs are the largest component of noninterest expense and include employee payroll expense, incentive compensation, health insurance, benefit plans and payroll taxes. Salaries and employee benefits increased $16.1 million or 43.2% for the three months ended March 31, 2019 compared to 2018, driven primarily by the increased number of employees resulting from the State Bank acquisition as full-time equivalent employees went from 1,170 at December 31, 2018 to 1,822 at March 31, 2019. Regular compensation makes up the majority of the total salaries and employee benefits category and increased 51.2% for the three months ended March 31, 2019 compared to the 2018 period.  The following table provides additional detail of our salaries and employee benefits expense for the periods presented:

Table 10 – Salaries and Employee Benefits Expense

	Three Months Ended March 31,
(In thousands)	2019	2018
Salaries and employee benefits
Regular compensation	$32,514	$21,497
Incentive compensation	11,351	9,657
Taxes and employee benefits	9,606	6,199
Total salaries and employee benefits	$53,471	$37,353

Merger Related Expenses. These expenses were incurred solely due to the State Bank merger and include expenses across all categories including salaries and benefits, legal and professional fees, premises and equipment, and other.

Premises and Equipment. Rent, depreciation and maintenance costs comprise the majority of premises and equipment expenses, which increased 44.4% for the three months ended March 31, 2019.  This increase is driven primarily by the State Bank acquisition.

Intangible Asset Amortization. In conjunction with the State Bank acquisition, we recorded core deposit and other intangible assets of approximately $117.0 million, which are being amortized on an accelerated basis over a ten-year period for the core deposit intangible and a ten- to -twenty year period for other intangibles.

FDIC Insurance. For the three months ended March 31, 2019, FDIC insurance expense increased $0.8 million due to the State Bank acquisition and the resulting increase to our balance sheet and risk profile as calculated under the Large Bank Pricing Rule. Our FDIC assessment will vary between reported periods as it is determined on various risk factors including credit, liquidity, composition of our balance sheet, and regulatory ratings.

Legal Expenses. Our legal expenses include fees paid to outside counsel related to general legal matters as well as loan resolutions. For the three months ended March 31, 2019 our legal fees decreased $2.5 million or 94.0% compared to the same period in 2018.    Legal fees for the 2018 period included $2.2 million in legal costs associated with litigation related to a pre-acquisition matter of a legacy acquired bank.  This matter was fully resolved in the first quarter of 2018.

Other. These expenses include costs for insurance, supplies, education and training, and other operational expenses. For the three months ended March 31, 2019, other noninterest expenses increased 91.2%  compared to the same period in 2018.  The increases include increases across all categories due to the State Bank acquisition led by increased software amortization of $2.1 million and losses on sales of premises and equipment of $0.8 million.

Income Tax Expense

Income tax expense for the three months ended March 31, 2019 was $17.1 million compared to $11.0 million and  for the same period in 2018.

The effective tax rate was 22.7% for the three months ended March 31, 2019 compared to 22.0% for the same period in 2018. The increase in the effective tax rate was primarily driven by the non-deductible merger expenses incurred in the first quarter of 2019.

The effective tax rate is primarily affected by the amount of pre-tax income, tax-exempt interest income, and the increase in cash surrender value of bank-owned life insurance.  The effective tax rate is also affected by discrete items that may occur in any given period but are not consistent from period-to-period, which may impact the comparability of the effective tax rate between periods.

At March 31, 2019, we had a net deferred tax asset of $8.9 million, compared to a net deferred tax asset of $33.2 million at December 31, 2018. The decrease in the net deferred asset was primarily due to certain purchase accounting adjustments recorded during the State Bank acquisition, changes in market conditions that impact the mark to market deferred tax adjustments on securities available-for-sale and on our cash flow hedges including our new interest rate collar agreement.

Financial Condition

The following table summarizes selected components of our balance sheet as of the periods indicated.

Table 11 – Selected Balance Sheet Data ft

	As of		Average Balance
(In thousands)	March 31, 2019	December 31, 2018	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Year Ended December 31, 2018
Total assets	$17,452,911	$12,730,285	$17,634,267	$10,922,275	$11,498,013
Total interest-earning assets	15,989,907	11,899,165	16,368,840	10,242,210	10,817,317
Total interest-bearing liabilities	11,706,180	8,726,443	11,799,653	7,328,351	7,849,508
Short-term and other investments	394,696	592,690	821,740	564,003	465,554
Securities available for sale	1,754,839	1,187,252	1,748,714	1,234,226	1,180,623
Loans, net of unearned income	13,624,954	10,053,923	13,798,386	8,443,981	9,116,602
Goodwill	480,391	307,083	480,244	317,817	311,494
Noninterest-bearing deposits	3,210,321	2,454,016	3,334,399	2,128,595	2,137,953
Interest-bearing deposits	10,988,902	8,254,673	11,245,372	6,883,795	7,283,850
Borrowings and subordinated debentures	717,278	471,770	554,281	444,556	565,658
Shareholders' equity	2,302,823	1,438,274	2,241,652	1,342,445	1,377,471

Investment Portfolio

Our available-for-sale securities portfolio increased $567.6 million, or 47.8%, to $1.75 billion at March 31, 2019, from $1.19 billion at December 31, 2018.  The increase resulted from our merger with State Bank. At March 31, 2019, our investment securities portfolio was 11.1% of our total interest-earning assets and produced an average taxable equivalent yield of 3.01%, compared to 3.04% for the three months ended March 31, 2018.

The following table sets forth the fair value of the available-for-sale securities at the dates indicated:

Table 12 –Investment Portfolio

	As of		Percent Change
(In thousands)	March 31, 2019	December 31, 2018	2019 vs 2018
Investment securities available-for-sale:
U.S. Treasury securities	$97,566	$96,785	0.8%
Obligations of U.S. government agencies	118,867	61,007	94.8
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS):
Residential pass-through:
Guaranteed by GNMA	92,052	83,105	10.8
Issued by FNMA and FHLMC	763,709	585,201	30.5
Other residential mortgage-backed securities	321,229	35,169	813.4
Commercial mortgage-backed securities	132,312	109,415	20.9
Total MBS	1,309,302	812,890	61.1
Obligations of states and municipal subdivisions	229,104	216,570	5.8
Total investment securities available-for-sale	$1,754,839	$1,187,252	47.8%

The following table summarizes the investment securities with unrealized losses at March 31, 2019 by aggregated major security type and length of time in a continuous unrealized loss position:

Table 13 –Unrealized Losses in the Investment Portfolio

	Unrealized loss analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2019
U.S. Treasury securities	$—	$—	$97,566	$2,806
Obligations of U.S. government agencies	13,670	61	18,692	166
Mortgage-backed securities	62,725	393	480,197	9,295
Obligations of states and municipal subdivisions	—	—	98,577	2,568
Total	$76,395	$454	$695,032	$14,835

	Unrealized loss analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2018
U.S. Treasury securities	$—	$—	$96,785	$3,628
Obligations of U.S. government agencies	25,978	183	10,152	101
Mortgage-backed securities	259,794	2,864	405,974	16,029
Obligations of states and municipal subdivisions	74,503	2,501	125,092	10,611
Total	$360,275	$5,548	$638,003	$30,369

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

Loan Portfolio

We originate commercial and industrial loans, commercial real estate loans (including construction loans), residential mortgages and other consumer loans. A strong emphasis is placed on the commercial portfolio, consisting of commercial and industrial and commercial real estate loan types, with over 75% of the portfolio residing in these loan types as of March 31, 2019. Our commercial portfolio is further diversified by industry concentration and includes loans to clients in specialized industries, including restaurant, healthcare and technology. Additional commercial lending activities include energy, construction, general corporate loans, business banking and community banking loans. Also, with the acquisition of State Bank we have added asset-based lending and Small Business Administration (“SBA”) lending. Mortgage, wealth management and retail make up most of the consumer portfolio.

The following tables present total loans outstanding by portfolio component and class of financing receivable as of March 31, 2019 and December 31, 2018. Total loans increased $3.6 billion from December 31, 2018. The merger with State Bank added approximately $3.3 billion in held for investment loan balances (See “Note 2 – Business Combination” to the Unaudited Consolidated Financial Statements).

Table 14 –Loan Portfolio

	Total Loans		Change
(In thousands)	March 31, 2019	December 31, 2018	2019 vs 2018	Percent
Commercial and Industrial
General C&I	$4,423,086	$3,275,362	$1,147,724	35.0%
Energy sector	1,380,541	1,285,775	94,766	7.4
Restaurant industry	1,137,898	1,096,366	41,532	3.8
Healthcare	540,163	539,839	324	0.1
Total commercial and industrial	7,481,688	6,197,342	1,284,346	20.7
Commercial Real Estate
Income producing	2,481,360	1,266,791	1,214,569	95.9
Land and development	348,835	63,948	284,887	445.5
Total commercial real estate	2,830,195	1,330,739	1,499,456	112.7
Consumer
Residential real estate	2,518,347	2,227,653	290,694	13.0
Other	121,171	67,100	54,071	80.6
Total consumer	2,639,518	2,294,753	344,765	15.0
Small Business Lending	758,842	266,283	492,559	185.0
Total (Gross of Unearned Discount and Fees)	13,710,243	10,089,117	3,621,126	35.9
Unearned Discount and Fees	(85,289)	(35,194)	(50,095)	142.3
Total (Net of Unearned Discount and Fees)	$13,624,954	$10,053,923	$3,571,031	35.5%

The State Bank merger significantly increased the ANCI portfolio balances and to a lesser degree, the ACI portfolio. The table below presents outstanding loan balances by the Originated, ANCI and ACI portfolios at March 31, 2019:

	March 31, 2019
(In thousands)	ACI	ANCI	Originated	Total
Commercial and Industrial
General C&I	$41,440	$1,045,188	$3,336,458	$4,423,086
Energy sector	—	400	1,380,141	1,380,541
Restaurant industry	1,529	36,075	1,100,294	1,137,898
Healthcare	—	24,021	516,142	540,163
Total commercial and industrial	42,969	1,105,684	6,333,035	7,481,688
Commercial Real Estate
Income producing	96,780	1,204,557	1,180,023	2,481,360
Land and development	12,240	267,122	69,473	348,835
Total commercial real estate	109,020	1,471,679	1,249,496	2,830,195
Consumer
Residential real estate	130,484	451,632	1,936,231	2,518,347
Other	973	59,492	60,706	121,171
Total consumer	131,457	511,124	1,996,937	2,639,518
Small Business Lending	20,337	465,339	273,166	758,842
Total (Gross of Unearned Discount and Fees)	303,783	3,553,826	9,852,634	13,710,243
Unearned Discount and Fees	—	(55,310)	(29,979)	(85,289)
Total (Net of Unearned Discount and Fees)	$303,783	$3,498,516	$9,822,655	$13,624,954

Commercial and Industrial. Total C&I loans increased by $1.3 billion, or 20.7%, since December 31, 2018 and represented 54.6% of our total loan portfolio at March 31, 2019, compared to 61.4% of total loans at December 31, 2018. The majority of this increase resulted from our merger with State Bank.

At March 31, 2019, approximately 90.4% of our shared national credits (“SNCs”), or $2.5 billion, resides in the commercial and industrial segment of the loan portfolio, on a loan balance basis. The largest category of SNCs is the Energy sector, representing 33% of the SNCs, or $939.6 million as of March 31, 2019, compared to $864.9 million at December 31, 2018. The next largest categories of all SNC is the general C&I sector, at $747.7 million, followed by the Restaurant industry at $545.6 million, as of March 31, 2019. The remaining $0.6 billion of the SNC can be found in the other C&I categories and, to a lesser amount, the CRE segment of the loan portfolio.

General C&I. As of March 31, 2019, our general C&I category included the following types of loans: finance and insurance, professional services, commodities excluding energy, manufacturing, contractors, transportation, media and telecom, asset-based and lender finance and other. C&I loans typically provide working capital, equipment financing and financing for expansion, and are generally secured by assignments of corporate assets including accounts receivable, inventory and/or equipment.

Energy. Energy lending is an important part of our business and our energy team is comprised of experienced lenders with significant product expertise and long-standing relationships. Additionally, energy production and energy related industries are substantial contributors to the economies in the Houston metropolitan area and the state of Texas. We strive for a rigorous and thorough approach to energy underwriting and credit monitoring. The allowance for credit losses at March 31, 2019, was $8.3 million for our energy loans, or 0.60% of the energy portfolio compared to $7.3 million, or 0.57% as of December 31, 2018. (See “—Provision for Credit Losses” and “—Allowance for Credit Losses”). As of March 31, 2019, the Company had $13.9 million of nonperforming energy credits compared to $20.7 million of nonperforming energy credits as of December 31, 2018.  In addition, 2.2% of the energy portfolio was criticized or classified as of March 31, 2019 and December 31, 2018.   As presented in the following table our energy lending business is comprised of three areas: Exploration and Production (“E&P”), Midstream and Energy Services:

Table 15 –Energy Loan Portfolio

	As of		As of March 31, 2019
(In thousands)	March 31, 2019	December 31, 2018	Unfunded Commitments	Criticized
Outstanding Balance
E&P	$352,867	$366,973	$173,060	$19,653
Midstream	829,484	738,535	671,728	6,003
Energy Services	198,190	180,267	147,747	4,392
Total energy sector	$1,380,541	$1,285,775	$992,535	$30,048
Percent to total loans	10.1%	12.8%
Allocated ACL
E&P	$2,361	$2,195
Midstream	4,861	4,091
Energy Services	1,083	1,051
Total allocated ACL	$8,305	$7,337
ACL as a Percentage of Outstanding Balances
E&P	0.67%	0.60%
Midstream	0.59	0.55
Energy Services	0.55	0.58
Total percentage	0.60%	0.57%

E&P loans outstanding totaled $352.9 million and comprised approximately 25.6% of outstanding energy loans as of March 31, 2019 compared to $367.0 million, or 28.5%, of outstanding energy loans as of December 31, 2018. E&P customers are primarily businesses that derive a majority of their revenues from the sale of oil and gas and whose credit needs require technical evaluation of oil and gas reserves. Emphasis for E&P is on high quality, independent producers with proven track records. Our E&P credit underwriting includes a combination of well-by-well analyses, frequent updates to our pricing decks and engaging energy engineers to actively monitor the portfolio and provide credit redeterminations, at a minimum, every six months. At least quarterly, and more frequently during periods of higher commodity price volatility, we adjust the base and sensitivity price decks on which we value our clients’ oil and gas reserves. Generally, we seek to follow the shape of the NYMEX strips for oil and natural gas, but at a discount to the strip. In periods of higher commodity prices, our discount from the strip is higher whereas in lower price periods our discount is lower. The price decks utilized in our engineering analysis are ratified by our Senior Credit Risk Management Committee. Borrowing base redeterminations occur every spring and fall, with the spring redeterminations completed prior to the end of the second quarter and fall determinations completed prior to the end of the fourth quarter.

Midstream loans outstanding totaled $829.5 million and comprised approximately 60.1% of outstanding energy loans as of March 31, 2019 compared to $738.5 million, or approximately 57.4% of outstanding energy loans as of December 31, 2018. Midstream lending is generally to customers who handle the gathering, treating and processing, storage or transportation of oil and gas. These customers’ businesses are generally less price sensitive than other energy segments given the nature of their fee-based revenue streams. Underwriting guidelines for the Midstream portfolio generally require a first lien on all assets as collateral.

Energy Services loans outstanding totaled $198.2 million and comprised approximately 14.4% of outstanding energy as of March 31, 2019 compared to $180.3 million, or approximately 14.0% of outstanding energy loans, as of December 31, 2018. Energy Services lending targets oilfield service companies that provide equipment and services used in the exploration for and extraction of oil and natural gas. Customers consist of a wide variety of businesses, including production equipment manufacturers, chemical sales, water transfer, rig equipment and other early and late stage services companies.

Specialized lending. The following table includes our specialized lending portfolio as of the dates presented:

Table 16 –Specialized Lending Portfolio

	Originated and ANCI C&I Loans		Unfunded Commitments as of
(In thousands)	March 31, 2019	December 31, 2018	March 31, 2019
Specialized Industries
Restaurant industry	$1,136,369	$1,096,366	$269,250
Healthcare	540,163	539,839	194,117
Technology	485,812	459,502	92,149
Total specialized industries	$2,162,344	$2,095,707	$555,516

Restaurant industry, healthcare, and technology are the components of our specialized industries. For these industries we focus on larger corporate clients, who are typically well-known within the industry. The client coverage for these components is national in scope, given the size and capital needs of the majority of the clients. Given these customer profiles, we frequently participate in such credits with two or more banks through syndication.

Restaurant industry loans outstanding totaled $1.1 billion and comprised 52.6% of the outstanding specialized lending portfolio at March 31, 2019 compared to $1.1 billion or 52.3% at December 31, 2018. In the restaurant sector we focus on major franchisees and the operating companies of “branded” restaurant concepts.

Healthcare loans outstanding totaled $540.2 million and comprised 25.0% of the outstanding specialized lending portfolio at March 31, 2019 compared to $539.8 million or 25.8% at December 31, 2018. Our healthcare portfolio focuses on middle market healthcare providers generally with a diversified payer mix.

Technology loans outstanding totaled $485.8 million and comprised 22.4% of the outstanding specialized lending portfolio at March 31, 2019 compared to $459.5 million or 21.9% at December 31, 2018. Our technology portfolio focuses on the technology sub-segments of software and services, network and communications infrastructure, and internet and mobility applications.

Commercial Real Estate. Commercial real estate (“CRE”) loans increased by $1.5 billion, or 112.7%, since December 31, 2018. The increase resulted from our merger with State Bank. CRE loans represented 20.8% of the total loan portfolio as of March 31, 2019, compared to 13.2% of total loans as of December 31, 2018. Income Producing CRE includes non-owner occupied loans secured by commercial real estate, regardless of the phase of the loan (construction versus completed). Commercial construction loans are primarily included in Income Producing CRE. Additionally, all real estate investment trust and income producing loans are included in the Income Producing CRE segment. Land, lots and homebuilder loans are included in the land and development segment. All owner occupied CRE loans reside in the various C&I segments in which the underlying risk exists.  Our CRE lending team is a group of experienced relationship managers focusing on construction and income producing property lending which generally have property or sponsors located in our geographic footprint. CRE loans are secured by a variety of property types, including multi-family dwellings, office buildings, industrial properties, hotel/motel and retail facilities. Additionally, due to the recent merger, the land and development portfolio increased due to the addition of a homebuilder portfolio.  This group is managed by our CRE team as well.

Consumer. Consumer loans increased by $344.8 million, or 15.0%, from December 31, 2018 to March 31, 2019 with a significant portion of the increase attributable to the merger with State Bank. Consumer loans represented 19.3% of total loans at March 31, 2019, compared to 22.8% of total loans at December 31, 2018. We originate residential real estate mortgages that are held for investment as well as held for sale in the secondary market.

Small Business. Small Business loans increased by $492.6 million, or 185.0% from December 31, 2018 to March 31, 2019. The majority of the increase is attributable to the merger with State Bank. Small business loans represented 5.5% of the total loan portfolio at March 31, 2019 and 2.8% at December 31, 2018. The small business category is defined as all commercial loans with a transactional exposure of $1.5 million or less and relationship exposure of $2.0 million or less. These loans are primarily centrally underwritten in the Cadence Loan Center, using defined underwriting standards that are applied consistently throughout the category. For the State Bank conversion, a mapping process was performed to determine what loans would likely be underwritten in the Cadence Loan Center at next renewal date to assign to this segment.

Concentrations of Credit. Our concentrations of credit are closely and consistently monitored by the Company. Individual concentration limits are assessed and established, as needed, on a quarterly basis and measured as a percentage of risk-based capital. All concentrations greater than 25% of risk-based capital require a concentration limit, which are monitored and reported to the Board of Directors on at least a quarterly basis. In addition to the specialized industries, energy, and CRE segments in the loan portfolio, we manage concentration limits for other loans, such as leveraged loans, technology loans, specialty chemical, and enterprise value loans. We evaluate the appropriateness of our underwriting standards in response to changes in national and regional economic conditions, including energy prices, interest rates, real estate values, and employment levels. Underwriting standards and credit monitoring activities are assessed and enhanced in response to changes in these conditions.

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

Each loan’s creditworthiness is assessed and assigned a risk rating, based on both the borrower strength (probability of default) as well as the collateral protection (loss given default) of the loan. Risk rating accuracy and reporting are critical tools for monitoring the portfolio as well as determining the allowance for credit losses. Assigned risk ratings are regularly reviewed for accuracy and adjusted as appropriate for all relationships greater than $2.5 million.

Acquired Loans. Loans acquired in acquisitions are initially recorded at fair value with no carryover of the related allowance for credit losses. The fair value of the loans is determined using market participant assumptions in estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. (See “Note 2 – Business Combination” to the Unaudited Consolidated Financial Statements).

Under the accounting model for ACI loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield,” is accreted into interest income over the life of the loans using the effective yield method. Accordingly, ACI loans are not subject to classification as nonaccrual in the same manner as originated loans. Rather, ACI loans are considered to be accruing loans because their interest income relates to the accretable yield recognized and not to contractual interest payments. However, if the timing or amount of the expected cash flows cannot be reasonably estimated an ACI loan may be placed in nonaccruing status. The excess of an ACI loan’s contractually required payments over the cash flows expected to be collected is the nonaccretable difference. As such, charge-offs on ACI loans are first applied to the nonaccretable difference and then to any related allowance for credit losses recognized subsequent to the combination. A decrease in expected cash flows in subsequent periods may indicate that the ACI loan pool or specifically reviewed loan is impaired, which would require the establishment of an allowance for credit losses by a charge to the provision for credit losses.  Select asset quality metrics presented below distinguish between the originated, ANCI and ACI portfolios.

Nonperforming Assets. Nonperforming assets (“NPAs”) primarily consist of nonperforming loans and property acquired through foreclosures or repossession (or other real estate owned or “OREO”). The following tables present nonperforming assets (originated, ANCI and ACI) and additional asset quality data for the dates indicated:

Table 17 –Nonperforming Assets

	As of March 31, 2019
(Recorded Investment in thousands)	Originated	ANCI	ACI	Total
Nonperforming loans ("NPLs"):
Commercial and industrial	$74,656	$—	$—	$74,656
Commercial real estate	—	—	—	—
Consumer	1,403	1,174	—	2,577
Small business	212	238	—	450
Total NPLs	76,271	1,412	—	77,683
Foreclosed OREO and other NPAs	5,317	99	2,763	8,179
Total nonperforming assets ("NPAs")	$81,588	$1,511	$2,763	$85,862
NPLs as a percentage of total loans	0.56%	0.01%	0.00%	0.57%
NPAs as a percentage of loans plus OREO/other NPAs	0.60%	0.01%	0.02%	0.63%
NPAs as a percentage of total assets	0.47%	0.01%	0.02%	0.49%
Total accruing loans 90 days or more past due	$10,385	$1,254	$29,534	$41,173

	As of December 31, 2018
(Recorded Investment in thousands)	Originated	ANCI	ACI	Total
Nonperforming loans ("NPLs"):
Commercial and industrial	$71,353	$—	$—	$71,353
Consumer	1,218	1,337	—	2,555
Small business	104	229	—	333
Total NPLs	72,675	1,566	—	74,241
Foreclosed OREO and other NPAs	5,801	23	2,361	8,185
Total nonperforming assets ("NPAs")	$78,476	$1,589	$2,361	$82,426
NPLs as a percentage of total loans	0.76%	0.45%	0.00%	0.74%
NPAs as a percentage of loans plus OREO/other NPAs	0.83%	0.46%	1.15%	0.82%
NPAs as a percentage of total assets	0.62%	0.01%	0.02%	0.65%
Total accruing loans 90 days or more past due	$366	$394	$5,480	$6,240

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

The related amount of interest income recognized for impaired loans was immaterial for both three-month periods ended March 31, 2019 and 2018.

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured under the terms of the loan or, if applicable, under the terms of the restructured loan. For the three months ended March 31, 2018, approximately $0.3 million of contractual interest paid was recognized on the cash basis.

Our NPLs were $77.7 million, or 0.57% of our loan portfolio as of March 31, 2019 compared to $74.2 or 0.74% of our loan portfolio as of December 31, 2018 . Approximately $24 million, or 31%, of our NPLs are SNCs at March 31, 2019. The following table provides additional detail of our originated nonperforming loans and assets for the periods presented.

Table 18 – Originated Nonperforming Assets

	As of
(Recorded Investment in thousands)	March 31, 2019	December 31, 2018
Nonperforming loans ("NPLs"):
General C&I	$34,459	$24,103
Energy- E&P	7,876	14,485
- Midstream	6,003	6,227
Restaurant industry	21,869	22,042
Healthcare	4,449	4,496
Consumer	1,403	1,218
Small business	212	104
Total NPLs - originated portfolio	76,271	72,675
E&P - net profits interests	5,317	5,779
Foreclosed OREO	—	22
Total nonperforming assets ("NPAs") - originated portfolio	$81,588	$78,476
NPLs as a percentage of total loans	0.56%	0.72%

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

The balance of foreclosed OREO was $2.9 million as of March 31, 2019, compared to $2.4 million as of December 31, 2018, with over 96% related to foreclosures resulting from our ACI loan portfolio. As of March 31, 2019 and December 31, 2018, there had been no additions to OREO resulting from foreclosure or repossession from a shared national credit. In the second and fourth quarters of 2016, we received net profits interests (“NPIs”) in certain oil and gas reserves related to two energy credit bankruptcies that were charged-off in 2016. The Company recorded the NPIs at estimated fair value using a discounted cash flow analysis applied to the expected cash flows from the producing developed wells.  We sold one NPI during 2018. The balance of the remaining NPI is $5.3 million as of March 31, 2019 compared to $5.8 million as of December 31, 2018.

 Past Due 90 Days and Accruing. We classify certain loans with principal or interest past due 90 days or more as accruing loans if those loans are well secured and in the process of collection or are specifically determined to be impaired as accruing loans. The bulk of the accruing 90 days or more past due loans reside in the ACI portfolio. These loans are monitored on a monthly basis by both the lines of business and credit administration. As of March 31, 2019, there was one SNC that was 90 days or more past due and accruing, totaling $12.2 million.

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

All TDRs are reported as impaired. An impaired classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. Nonperforming loans and impaired loans have unique definitions. Some loans may be included in both categories, whereas other loans may only be included in one category. As of March 31, 2019, there were two SNCs totaling $18.0 million designated as a TDRs. The following table summarizes TDR activity for the periods indicated:

Table 19 - Originated Loans and ANCI Loans that were modified into TDRs

	For the Three Months Ended March 31,
	2019		2018
(In thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial	1	$24,369	—	$—
Total	1	$24,369	—	$—

There were no TDRs experiencing payment default during the three months ended March 31, 2019 and 2018.

ACI Loans that were modified into TDRs. There were no ACI loans modified in a TDR for the three months ended March 31, 2019 or 2018.

Potential Problem Loans. Potential problem loans represent loans that are currently performing, but for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. These loans are not included in the amounts of nonaccrual or restructured loans presented above. We cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, become restructured, or require increased allowance coverage and provision for credit losses. We have identified three borrowers with credits totaling $37.9 million as potential problem loans at March 31, 2019. The borrowers are in the general C&I, Restaurant,  and Energy portfolios, and the Restaurant and Energy credits are SNCs.

We expect the levels of nonperforming assets and potential problem loans to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with our degree of success in resolving problem assets. We seek to take a proactive approach with respect to the identification and resolution of problem loans.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) is maintained at a level that management believes is adequate to absorb all probable losses inherent in the loan portfolio as of the reporting date. Events that are not within the Company’s control, such as changes in economic factors, could change subsequent to the reporting date and could cause increases or decreases to the ACL. The amount of the allowance is affected by loan charge-offs, which decrease the allowance; recoveries on loans previously charged off, which increase the allowance; and the provision for credit losses charged to earnings, which increases the allowance. In determining the provision for credit losses, management monitors fluctuations in the ACL resulting from actual charge-offs and recoveries and reviews the size and composition of the loan portfolio considering current and anticipated economic conditions (see Notes 1 and 4 to the Consolidated Financial Statements). This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change.

Total ACL for the period ending March 31, 2019 was $105.0 million, or 0.77% of total loans (net of unearned discounts and fees) of $13.6 billion. This compares with $94.4 million, or 0.94% of total loans of $10.1 billion at December 31, 2018. The decline in the percentage of the ACL to total loans is due to the inclusion of the State Bank loan portfolio at fair value, which results in no ACL recorded for those loans at the merger date. The State Bank merger increased the ANCI portfolio significantly. The following tables present the allocation of the allowance for credit losses and the percentage of these loans to total loans. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb any losses in any category.

Table 20 –Allocation of the ACL

	Allowance for Credit Losses		Percent of ACL to Each Category of Loans		Percent of Loans in Each Category to Total Loans
(In thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Originated Loans
Commercial and industrial	$75,136	$65,965	1.19%	1.08%	46.19%	60.65%
Commercial real estate	8,975	8,758	0.72	0.70	9.11	12.51%
Consumer	8,098	6,937	0.41	0.37	14.57	18.81%
Small business	4,178	3,742	1.53	1.45	1.99	2.56%
Total originated loans	96,387	85,402	0.98	0.90	71.87	94.54%
ANCI Loans
Commercial and industrial	301	293	0.03	0.61	8.06	0.48%
Commercial real estate	77	53	0.01	0.68	10.73	0.08%
Consumer	564	541	0.11	0.19	3.73	2.81%
Small business	175	165	0.04	1.89	3.39	0.09%
Total ANCI	1,117	1,052	0.03	0.30	25.92	3.45%
ACI Loans
Commercial and industrial	89	58	0.21	0.35	0.31	0.17%
Commercial real estate	1,417	1,641	1.30	2.51	0.80	0.65%
Consumer	6,028	6,225	4.59	5.14	0.96	1.20%
Small business	—	—	—	—	—	—
Total ACI	7,534	7,924	2.48	3.90	2.22	2.02%
Total Loans
Commercial and industrial	75,526	66,316	1.01	1.08	54.57	61.29%
Commercial real estate	10,469	10,452	0.37	0.79	20.64	13.24%
Consumer	14,690	13,703	0.56	0.60	19.25	22.82%
Small business	4,353	3,907	0.57	1.47	5.53	2.65%
Total allowance for credit losses	$105,038	$94,378	0.77%	0.94%	100.00%	100.00%

Originated ACL. The ACL on our originated loan portfolio totaled $96.4 million, or 0.98% on loans of $9.8 billion as of March 31, 2019 compared to $85.4 million, or 0.90% on loans of $9.5 billion as of December 31, 2018. The primary driver of the originated ACL is the net new loan growth as well as the underlying credit quality of the loans. Our originated and ANCI loan portfolios are divided into commercial and consumer segments for allowance estimation purposes. The commercial allowance estimate is driven by loan level risk ratings. The consumer allowance estimate uses pool level historical loss rates assigned based on certain credit attributes.

As March 31, 2019, $75.1 million, or 78.0% of our originated ACL is attributable to our C&I loan segment compared to $66.0 million, or 77.2%, as December 31, 2018. The ACL as a percentage of the C&I portfolio has remained steady at 1.2%, with an increase of $9.2 million as of March 31, 2019 since December 31, 2018. The increase in the level of ACL on the C&I portfolio as of March 31, 2019 from December 31, 2018 is the result of loan growth and additional provision of approximately $7.2 million on specific credits within the energy, restaurant and general C&I segments.

The level of criticized and classified loans in the Originated C&I portfolios are presented in the following tables.

Table 21 –Originated Criticized and Classified C&I Loans

	As of March 31, 2019
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized
General C&I	$72,333	$65,174	$9,916	$147,423
Energy Sector	—	22,172	7,876	30,048
Restaurant industry	36,216	25,886	—	62,102
Healthcare	—	4,449	—	4,449
Total	$108,549	$117,681	$17,792	$244,022

	As of December 31, 2018
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized
General C&I	$74,592	$76,056	$—	$150,648
Energy Sector	11,812	6,227	14,486	32,525
Restaurant industry	24,449	26,171	—	50,620
Healthcare	—	4,496	—	4,496
Total	$110,853	$112,950	$14,486	$238,289

As of March 31, 2019, $9.0 million, or 9.3% of our originated ACL is attributable to the CRE loan segment compared to $8.8 million, or 10.3%, as of December 31, 2018. The ACL as a percentage of the CRE portfolio has increased to 0.72% as of March 31, 2019 from 0.70% as of December 31, 2018.

In addition to quantitative elements, certain qualitative and environmental factors are also considered at management’s discretion, which are generally based on a combination of internal and external factors and trends. At March 31, 2019, these factors totaled $17.6 million and accounted for approximately 18.3% of the originated ACL compared to $19.7 million, or 23.1%, as of December 31, 2018, with the most significant considerations being reduced qualitative adjustments in C&I related to the volatility of indices used to measure collateral and oil and gas prices; these reduced qualitative adjustments were partially offset by an increase in the qualitative adjustments related to a certain macroeconomic factors. At March 31, 2019, the qualitative factors were allocated to various segments of the portfolio as follows: approximately $1.2 million to CRE, $2.0 million to Energy, $10.8 million to C&I and $3.6 million to Consumer  .

As of March 31, 2019, and December 31, 2018, $23.0 million, or 23.8% and $21.1 million, or 24.7%, respectively, of the total originated ACL, was attributable to SNCs. The ACL is estimated based on the underlying credit quality of the loan, primarily based on its probability of default and loss given default. This methodology is consistent whether or not a loan is a SNC.

The following table includes the charge-off and recoveries on our originated portfolio for the periods presented:

Table 22 – Originated Charge-offs and Recoveries

	Originated Charge-offs and Recoveries
	Three Months Ended March 31,
(In thousands)	2019	2018
Charge-offs:
Commercial and industrial	$461	$58
Commercial real estate	64	—
Consumer	199	296
Small business	158	453
Total charge-offs	882	807
Recoveries:
Commercial and industrial	279	5
Commercial real estate	-	5
Consumer	8	68
Small business	1	21
Total recoveries	288	99
Net charge-offs	$594	$708

ANCI ACL. The ACL on our ANCI loans totaled $1.1 million on $3.5 billion in loans, or 0.03%, compared to $1.1 million on $349.3 million in loans, or 0.30%, at December 31, 2018. ANCI loans were recorded at fair value at the date of each acquisition and are pooled for ACL assessment based on risk segment. The State Bank merger added approximately $3.2 billion in loan balances to the ANCI portfolio (See Table 14). Any net shortage of credit mark indicates the need for an allowance on that segment of loans with certain loans individually reviewed for specific impairment.

  ACI ACL. The ACL on our ACI loans totaled $7.5 million on $303.8 million in loans, or 2.48%, at March 31, 2019, compared to $7.9 million on $203.3 million in loans, or 3.90% at December 31, 2018. At the time of our acquisitions, we estimated the fair value of the total ACI loan portfolio by segregating the portfolio into loan pools with similar characteristics and certain specifically-reviewed non-homogeneous loan. Our recent merger with State Bank added approximately $96 million in ACI loans to our portfolio (See “Note 2 – Business Combination” to the Unaudited Consolidated Financial Statements).

Expected cash flows are re-estimated quarterly utilizing the same cash flow methodology used at the time of each acquisition. Any subsequent decreases to the expected cash flows generally result in a provision for credit losses. Conversely, subsequent increases in expected cash flows result first in the reversal of any impairment, then in a transfer from the non-accretable discount to the accretable discount, which would have a positive impact on accretion income prospectively. These cash flow evaluations are inherently subjective, as they require material estimates, all of which may be susceptible to significant change.

The largest component of our ACI ACL is attributable to our consumer category, primarily first and second-lien residential loans, that represents 80.0% of the ACI ACL at March 31, 2019 compared to 78.6% of the ACI ACL at December 31, 2018. This component of the ACL has declined $0.2 million to $6.0 million since December 31, 2018 due to impairment reversals largely driven by loan pay-offs.

The commercial real estate component comprises 18.8% of the ACI ACL at March 31, 2019 and has decreased $0.2 million to $1.4 million since December 31, 2018.

The following table summarizes certain information with respect to our ACL on the total loan portfolio and the composition of charge-offs and recoveries for the periods indicated. Subsequent tables present this information separately for the originated, ANCI and ACI portfolios:

Table 23 – Allowance for Credit Losses Loans Roll-forward

	Total Loans
	Three Months Ended		Year Ended
	March 31,		December 31,
(In thousands)	2019	2018	2018
Allowance for credit losses at beginning of period	$94,378	$87,576	$87,576
Charge-offs	(938)	(812)	(8,045)
Recoveries	388	393	2,147
Provision for credit losses	11,210	4,380	12,700
Allowance for credit losses at end of period	$105,038	$91,537	$94,378

Loans at end of period, net of unearned income	$13,624,954	$8,646,987	$10,053,923
Average loans, net of unearned income	13,798,386	8,443,981	9,116,602
Ratio of ending allowance to ending loans	0.77%	1.06%	0.94%
Ratio of net charge-offs to average loans (1)	0.02	0.02	0.06
Net charge-offs as a percentage of:
Provision for credit losses	4.91	9.57	46.44
Allowance for credit losses (1)	2.12	1.86	6.25
Allowance for credit losses as a percentage of nonperforming loans	135.21	175.30	127.12

(1)	Annualized for the three months ended March 31, 2019 and 2018.

	Originated Loans
	Three Months Ended		Year Ended
	March 31,		December 31,
(In thousands)	2019	2018	2018
Allowance for credit losses at beginning of period	$85,402	$77,656	$77,656
Charge-offs	(882)	(807)	(7,894)
Recoveries	288	99	1,581
Provision for credit losses	11,579	5,038	14,059
Allowance for credit losses at end of period	$96,387	$81,986	$85,402

Loans at end of period, net of unearned income	$9,822,655	$8,212,221	$9,503,685
Ratio of ending allowance to ending loans	0.98%	1.00%	0.90%
Net charge-offs as a percentage of:
Provision for credit losses	5.13	14.05	44.90
Allowance for credit losses (1)	2.50	3.50	7.39
Allowance for credit losses as a percentage of nonperforming loans	126.37	164.40	117.51

(1)	Annualized for the three months ended March 31, 2019 and 2018.

	ANCI Loans
	Three Months Ended		Year Ended
	March 31,		December 31,
(In thousands)	2019	2018	2018
Allowance for credit losses at beginning of period	$1,052	$1,396	$1,396
Charge-offs	(56)	(5)	(151)
Recoveries	100	211	394
Provision for credit losses	21	(413)	(587)
Allowance for credit losses at end of period	$1,117	$1,189	$1,052

Loans at end of period, net of unearned income	$3,498,516	$185,276	$346,963
Ratio of ending allowance to ending loans	0.03%	0.64%	0.30%
Net charge-offs (recoveries) as a percentage of:
Provision for credit losses	(209.52)	49.88	41.40
Allowance for credit losses (1)	(15.98)	(70.26)	(23.10)
Allowance for credit losses as a percentage of nonperforming loans	79.11	50.68	67.18

(1)	Annualized for the three months ended March 31, 2019 and 2018.

	ACI Loans
	Three Months Ended		Year Ended
	March 31,		December 31,
(In thousands)	2019	2018	2018
Allowance for credit losses at beginning of period	$7,924	$8,524	$8,524
Charge-offs	—	—	-
Recoveries	—	83	172
Provision for credit losses	(390)	(245)	(772)
Allowance for credit losses at end of period	$7,534	$8,362	$7,924

Loans at end of period, net of unearned income	$303,783	$249,490	$203,275
Ratio of ending allowance to ending loans	2.48%	3.35%	3.90%
Net charge-offs (recoveries) as a percentage of:
Provision for credit losses	—	33.88	22.28
Allowance for credit losses (1)	—	(4.03)	(2.17)
Allowance for credit losses as a percentage of nonperforming loans	NM	NM	NM

(1)	Annualized for the three months ended March 31, 2019 and 2018.

NM – Not Meaningful

Deposits. Deposits at March 31, 2019 totaled $14.2 billion as compared to $10.7 billion at December 31, 2018. The increase in deposits is due to the merger with State Bank. Our strategy is to fund asset growth primarily with customer deposits in order to maintain a stable liquidity profile and a more competitive cost of funds. We categorize deposits as brokered and non-brokered consistent with the banking industry. The following table illustrates the growth in our deposits during the periods indicated:

Table 24 –Deposits

			Percent to Total		Percentage Change
(In thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	2019 vs 2018
Noninterest-bearing demand	$3,210,321	$2,454,016	22.6%	22.9%	30.8%
Interest-bearing demand	7,671,308	5,727,026	54.0	53.4	34.0
Savings	249,347	170,910	1.8	1.6	45.9
Time deposits less than $100,000	1,374,151	1,119,270	9.7	10.5	22.8
Time deposits greater than $100,000	1,694,096	1,237,467	11.9	11.6	36.9
Total deposits	$14,199,223	$10,708,689	100.0%	100.0%	32.6%

Total brokered deposits included in the amounts above	$855,717	$1,037,474	6.0%	9.7%	(17.5)%

Domestic time deposits $250,000 and over were $651.0 million and $491.3 million at March 31, 2019 and December 31, 2018, respectively, which represented 4.6% of total deposits at March 31, 2019, and December 31, 2018, respectively.

The following tables set forth our average deposits and the average rates expensed for the periods indicated:

Table 25 –Average Deposits/Rates

	Three Months Ended March 31,
	2019		2018
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
(In thousands)	Outstanding	Paid	Outstanding	Paid
Noninterest-bearing demand	$3,334,399	—%	$2,128,595	—%
Interest-bearing deposits:
Interest-bearing demand	8,011,001	1.48	4,795,114	0.76
Savings	248,651	0.37	179,662	0.26
Time deposits	2,985,720	2.33	1,909,019	1.59
Total interest-bearing deposits	11,245,372	1.68	6,883,795	0.98
Total average deposits	$14,579,771	1.30%	$9,012,390	0.75%

Borrowings

The following is a summary of our borrowings for the periods indicated:

Table 26 –Borrowings

(In thousands)	March 31, 2019	December 31, 2018
Securities sold under repurchase agreements	$1,418	$1,106
Advances from FHLB	395,000	150,000
Senior debt	184,822	184,801
Subordinated debt	98,963	98,910
Junior subordinated debentures	37,075	36,953
Total borrowings	$717,278	$471,770
Average total borrowings - YTD	$554,281	$565,658

On March 29, 2019, we entered into a credit agreement for a revolving loan facility in the amount of $100 million. The proceeds of the revolving loans shall be used to finance general corporate purposes. There were no amounts outstanding under this line of credit at March 31, 2019. Although the Credit Facility is unsecured, we agreed not to sell, pledge or transfer any part of its right, title or interest in its subsidiary bank while the Credit Agreement is in place.

Shareholders’ Equity

As of March 31, 2019 and December 31, 2018, our ratio of shareholders’ equity to total assets was 13.2% and 11.3%, respectively, and we had tangible common equity ratios of 10.11% and 9.05%, respectively. Shareholder’s’ equity was $2.3 billion at March 31, 2019, an increase of $864.5 million from December 31, 2018. The first quarter 2019 increase resulted from common stock issued of $826.1 million in the State Bank merger (net of issuance costs), net income of $58.2 million and an increase of $60.8 million in other comprehensive income which resulted from increased fair values of derivatives and of securities. These items were partially offset by dividends of $22.7 million and the repurchase of 3.0 million common shares at an average price of $19.60 per share, or $58.8 million during the quarter as part of the share repurchase program announced in October 2018.

Regulatory Capital

We are subject to regulatory capital requirements that require us to maintain certain minimum common equity Tier 1 capital, Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. At March 31, 2019, our capital ratios exceeded these requirements. Our actual regulatory capital amounts and ratios at March 31, 2019 are presented in the following table:

Table 27 – Regulatory Capital Amounts/Ratios

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
March 31, 2019
Tier 1 leverage	$1,717,530	10.0%	$1,889,679	11.1%
Common equity tier 1 capital	1,717,530	10.4	1,839,679	11.2
Tier 1 risk-based capital	1,717,530	10.4	1,889,679	11.5
Total risk-based capital	1,959,393	11.9	2,020,268	12.3
Minimum requirement:
Tier 1 leverage	683,890	4.0	683,640	4.0
Common equity tier 1 capital	740,657	4.5	740,358	4.5
Tier 1 risk-based capital	987,543	6.0	987,144	6.0
Total risk-based capital	1,316,724	8.0	1,316,192	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	854,551	5.0
Common equity tier 1 capital	N/A	N/A	1,069,406	6.5
Tier 1 risk-based capital	987,543	6.0	1,316,192	8.0
Total risk-based capital	1,645,905	10.0	1,645,240	10.0

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

As of March 31, 2019, all of our liquidity measures were within our established guidelines.

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

Maturities of Time Deposits

The aggregate amount of time deposits in denominations of $100,000 or more as of March 31, 2019 and December 31, 2018, was $1.69 billion and $1.24 billion, respectively.

At March 31, 2019, the weighted average maturity of time deposits greater than $100,000 was 9.2 months and scheduled maturities of time deposits greater than $100,000 were as follows:

Table 28 – Time Deposit Maturity Schedule

	March 31, 2019
(In thousands)	Amount	Average Interest Rate
Under 3 months	$285,626	2.17%
3 to 6 months	333,383	2.20
6 to 12 months	599,387	2.33
12 to 24 months	397,223	2.40
24 to 36 months	71,410	2.45
36 to 48 months	4,824	1.63
Over 48 months	2,243	1.74
Total	$1,694,096	2.27%

Cash Flow Analysis

Cash and cash equivalents

At March 31, 2019, we had $543.1 million cash and cash equivalents on hand, a decrease of $236.2 million, or 30.4%, over our cash and cash equivalents of $779.3 million at December 31, 2018. At March 31, 2019 our cash and cash equivalents comprised 3.1% of total assets compared to 6.1% at December 31, 2018. We monitor our liquidity position and increase or decrease our short-term liquid assets as necessary. The lower balance in cash and cash equivalents at March 31, 2019 is due to timing of net loan fundings and customer deposits at the end of the quarter.

2019 vs. 2018

As shown in the Condensed Consolidated Statements of Cash Flows, operating activities used $85.0 million in the three months ended March 31, 2019 compared to net cash provided of $72.8 million in the three months ended March 31, 2018. The decrease in operating funds during the three months ended March 31, 2019 was due the purchased option price of $127.8 million of a $4.0 billion notional interest rate collar offset by increases in net income and proceeds from the sale of held for sale loans.

Investing activities during the three months ended March 31, 2019 provided $315.1 million of net funds, primarily due to net cash received in the acquisition, sales and other cash flows from available for sale securities offset by net loan funding of $229.8 million. This compares to investing activities during the three months ended March 31, 2018 using $414.2 million of net funds, primarily due to net loan funding.

Financing activities during the three months ended March 31, 2019 used net funds of $466.3 million, due to an decrease in deposits of $606.1 million, repurchase of $58.8 million in our common stock, dividends of $22.7 million offset by an increase in FHLB borrowings of $245 million. The decrease in deposits in the quarter included a decline of core deposits of $424.4 million, which included $311.8 million that State Bank had on deposit with us at December 31, 2018 that were eliminated out of deposits, as well as cyclical deposit declines typical in the first quarter of the year. This compares to financing activities during the three months ended March 31, 2018 providing net funds of $27.3 million, resulting from an increase in deposits offset by dividends paid.

NON-GAAP FINANCIAL MEASURES

We identify “efficiency ratio,” “adjusted efficiency ratio”, “adjusted noninterest expense,” “adjusted noninterest income,” “adjusted operating revenue,” “tangible common equity,” “tangible common equity ratio,” “return on average tangible common equity,” “adjusted return on average tangible common equity,” “tangible book value per share,” “adjusted return on average assets,” “adjusted net income,” “adjusted net income allocated to common stock,” “adjusted net income available to common shareholders”, “adjusted diluted earnings per share” and “adjusted pre-tax pre-provision net earnings” as “non-GAAP financial measures.” In accordance with the SEC’s rules, we identify certain financial measures as non-GAAP financial measures if such financial measures exclude or include amounts in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles (“GAAP”) in effect in the United States in our statements of income, balance sheet or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures, ratios or statistical measures calculated using exclusively financial measures calculated in accordance with GAAP.

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

Adjusted pre-tax, pre-provision net earnings is defined as income before taxes and provision for credit losses. We believe the most directly comparable GAAP financial measure is income before taxes.

Table 29 – Non-GAAP Financial Measures

	As of and for the Three Months Ended		As of and for the Year Ended
	March 31,		December 31,
(In thousands, except share and per share data)	2019	2018	2018
Efficiency ratio
Noninterest expenses (numerator)	$113,440	$61,939	$258,301
Net interest income	$169,289	$91,111	$387,741
Noninterest income	30,664	24,983	94,638
Operating revenue (denominator)	$199,953	$116,094	$482,379
Efficiency ratio	56.73%	53.35%	53.55%
Adjusted efficiency ratio
Noninterest expenses	$113,440	$61,939	$258,301
Less: Merger related expenses	22,000	—	2,983
Less: Secondary offerings expenses	—	1,365	4,552
Plus: Specially designated bonuses	—	—	9,795
Less: Other non-routine expenses(1)	—	2,278	3,423
Adjusted noninterest expenses (numerator)	$91,440	$58,296	$237,548
Net interest income	$169,289	$91,111	$387,741
Noninterest income	30,664	24,983	94,638
Less: Gain on sale of insurance assets	—	—	4,871
Less: Securities (losses) gains, net	(12)	12	(1,853)
Adjusted noninterest income	30,676	24,971	91,620
Adjusted operating revenue (denominator)	$199,965	$116,082	$479,361
Adjusted efficiency ratio	45.73%	50.22%	49.56%
Tangible common equity ratio
Shareholders’ equity	$2,302,823	$1,357,103	$1,438,274
Less: Goodwill and other intangible assets, net	(598,674)	(327,247)	(314,400)
Tangible common shareholders’ equity	1,704,149	1,029,856	1,123,874
Total assets	17,452,911	10,999,382	12,730,285
Less: Goodwill and other intangible assets, net	(598,674)	(327,247)	(314,400)
Tangible assets	$16,854,237	$10,672,135	$12,415,885
Tangible common equity ratio	10.11%	9.65%	9.05%
Tangible book value per share
Shareholders’ equity	$2,302,823	$1,357,103	$1,438,274
Less: Goodwill and other intangible assets, net	(598,674)	(327,247)	(314,400)
Tangible common shareholders’ equity	$1,704,149	$1,029,856	$1,123,874
Common shares outstanding	128,762,201	83,625,000	82,497,909
Tangible book value per share	$13.23	$12.32	$13.62

___________________

(1)

Other non-routine expenses for the first quarter of 2018 included $2.3 million of legal costs associated with litigation related to a pre-acquisition matter of a legacy acquired bank that has been resolved. Other non-routine expenses for the year ended December 31, 2018 included amounts incurred during the first quarter of 2018 as well as amounts related to the sale of the assets of our insurance company.

	As of and for the Three Months Ended		As of and for the Year Ended
	March 31,		December 31,
(In thousands, except share and per share data)	2019	2018	2018
Return on average tangible common equity
Average common equity	$2,241,652	$1,342,445	$1,377,471
Less: Average intangible assets	(602,446)	(327,727)	(320,232)
Average tangible common shareholders’ equity	$1,639,206	$1,014,718	$1,057,239
Net income	$58,201	$38,825	$166,261
Plus: Intangible asset amortization	4,628	607	$2,112
Tangible net income	$62,829	$39,432	$168,373
Return on average tangible common equity(2)	15.54%	15.76%	15.73%
Adjusted return on average tangible common equity
Average tangible common shareholders’ equity	$1,639,206	$1,014,718	$1,057,239
Tangible net income	$62,829	$39,432	$168,373
Non-routine items:
Plus: Merger related expenses	22,000	—	2,983
Plus: Secondary offerings expenses	—	1,365	4,552
Plus: Specially designated bonuses	—	—	9,795
Plus: Other non-routine expenses(1)	—	2,278	3,423
Less: Gain on sale of insurance assets	—	—	4,871
Less: Securities gains (losses), net	(12)	12	(1,853)
Tax expense:
Less: Benefit of legacy loan bad debt deduction for tax	—	—	5,991
Less: Income tax effect of tax deductible non-routine items	5,239	529	3,157
Total non-routine items, after tax	16,773	3,102	8,587
Adjusted tangible net income available to common shareholders	$79,602	$42,534	$176,960
Adjusted return on average tangible common equity(2)	19.69%	17.00%	16.74%
Adjusted return on average assets
Average assets	$17,634,267	$10,922,274	$11,498,013
Net income	$58,201	$38,825	$166,261
Return on average assets	1.34%	1.44%	1.45%
Net income	$58,201	$38,825	$166,261
Total non-routine items, after tax	16,773	3,102	8,587
Adjusted net income	$74,974	$41,927	$174,848
Adjusted return on average assets	1.72%	1.56%	1.52%
Adjusted diluted earnings per share
Diluted weighted average common shares outstanding	130,549,319	84,674,807	84,375,289
Net income allocated to common stock	$58,028	$38,825	$166,064
Total non-routine items, after tax	16,773	3,102	8,587
Adjusted net income allocated to common stock	$74,801	$41,927	$174,651
Adjusted diluted earnings per share	$0.57	$0.50	$2.07
Adjusted pre-tax, pre-provision net earnings
Income before taxes	$75,303	$49,775	$211,378
Plus: Provision for credit losses	11,210	4,380	12,700
Plus: Total non-routine items before taxes	22,012	3,631	17,735
Adjusted pre-tax, pre-provision net earnings	$108,525	$57,786	$241,813

___________________

(1)

For the year ended December 31, 2018, $3.4 million of other non-routine expenses included $1.1 million of expenses related to the sale of the assets of our insurance company and $2.3 million of legal costs associated with litigation related to a pre-acquisition matter of a legacy acquired bank that has been resolved.

(2)	Annualized for the three months ended March 31, 2019 and 2018.

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

We evaluate IRR and develop guidelines regarding balance sheet composition and re-pricing, funding sources and pricing, and off-balance sheet commitments that aim to moderate IRR. We use financial simulations that reflect various interest rate scenarios and the related impact on net interest income over specified periods of time. We refer to this process as asset/liability management, or “ALM”.

The primary objective of ALM is to seek to manage IRR and desired risk tolerance for potential fluctuations in net interest income (“NII”) throughout interest rate cycles, which we aim to achieve by maintaining a balance of interest rate sensitive earning assets and liabilities. In general, we seek to maintain a desired risk tolerance with asset and liability balances within maturity and repricing categories to limit our exposure to earnings volatility and changes in the value of assets and liabilities as interest rates fluctuate over time. Adjustments to maturity categories can be accomplished either by lengthening or shortening the duration of either an individual asset or liability category, or externally with interest rate contracts, such as interest rate swaps, caps and floors. See “—Interest Rate Exposures” for a more detailed discussion of our various derivative positions.

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

The models simulate the cash flows and accounting accruals generated by the financial instruments on our balance sheet at a given month-end, as well as the cash flows generated by the new business we anticipate over a 36-month forecast horizon. Numerous assumptions are made in the modeling process, including balance sheet composition, the pricing, re-pricing and maturity characteristics of existing business and new business. Additionally, loan and investment prepayment, administered rate account elasticity and other option risks are considered as well as the uncertainty surrounding future customer behavior. Because of the limitations inherent in any approach used to measure IRR and because the Bank’s loan portfolio will be actively managed in the event of a change in interest rates, simulation results, including those discussed in “—Interest Rate Exposures” immediately below, are not intended as a forecast of the actual effect of a change in market interest rates on our net interest income or results of operations or indicative of management’s expectations of actual results in the event of a fluctuation in market interest rates.

Interest Rate Exposures

Based upon the current interest rate environment as of March 31, 2019, our net interest income simulation model projects our sensitivity to an instantaneous increase or decrease in interest rates was as follows:

Table 30- Interest Rate Sensitivity

	Increase (Decrease)
(in millions)	Net Interest Income		Economic Value of Equity
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent	Amount	Percent
+ 200 BP	$30.6	4.86%	$678.5	22.28%
+ 100 BP	25.0	3.98	370.0	12.15
- 100 BP	(6.1)	(0.98)	(478.7)	(15.72)
- 200 BP	(14.3)	(2.28)	(1,134.8)	(37.26)

Based upon the current interest rate environment as of March 31, 2019, the following table reflects our sensitivity to a gradual increase or decrease in interest rates over a twelve-month period:

	Increase (Decrease)
(in millions)	Net Interest Income
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent
+ 200 BP	$30.4	4.83%
+ 100 BP	19.7	3.13
- 100 BP	(7.4)	(1.18)
- 200 BP	(15.4)	(2.45)

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

We currently intend to engage in only the following types of hedges: (1) those which synthetically alter the maturities or re-pricing characteristics of assets or liabilities to reduce imbalances; (2) those which enable us to transfer the IRR exposure involved in our daily business activities; and (3) those which serve to alter the market risk inherent in our investment portfolio, mortgage pipeline, or liabilities and thus help us to match the effective maturities of the assets and liabilities.

Cash Flow Hedges. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company uses interest rate swaps, caps, floors and collars to manage overall cash flow changes related to IRR exposure on benchmark interest rate loans (1-Month LIBOR).

In June 2015 and March 2016, the Company entered into interest rate swap agreements with notional values totaling $982 million and $350 million, respectively, to manage overall cash flow changes related to IRR exposure on the 1-Month LIBOR rate indexed loans. The following is a detail of our cash flow hedges as of  March 31, 2019:

Table 31 –Summary of Cash Flow Hedges

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

The following summarizes all derivative positions as of March 31, 2019:

Table 32 –Derivative Positions

	March 31, 2019				December 31, 2018
		Fair Value				Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities		Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$650,000	$—	$15,814	x	$650,000	$—	$23,968
Commercial loan interest rate collars	4,000,000	169,277	—		—	—	—
Total derivatives designated as hedging instruments	4,650,000	169,277	15,814		650,000	—	23,968
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	1,127,780	5,672	1,078		1,155,942	4,439	1,777
Commercial loan interest rate caps	112,194	176	176		88,430	239	239
Commercial loan interest rate floors	673,340	6,503	6,503		652,822	5,587	5,587
Commercial loan interest rate collars	80,000	128	128		80,000	96	96
Mortgage loan held for sale interest rate lock commitments	10,320	145	—		5,286	72	—
Mortgage loan forward sale commitments	4,069	14	—		1,959	5	—
Mortgage loan held for sale floating commitments	2,518	—	—		14,690	—	—
Foreign exchange contracts	50,552	372	372	x	46,971	698	683
Total derivatives not designated as hedging instruments	2,060,773	13,010	8,257		2,046,100	11,136	8,382
Total derivatives	$6,710,773	$182,287	$24,071		$2,696,100	$11,136	$32,350

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

(b)	Internal Control Over Financial Reporting

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Any control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are achieved. The design of a control system inherently has limitations, including the controls’ cost relative to their benefits. Additionally, controls can be circumvented. No cost-effective control system can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to our risk factors previously disclosed under Item 1.A. of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS.

The following table presents information related to issuer purchases of equity securities during the first quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Be Purchased Under Publicly Announced Plans or Programs
January 1-31, 2019	271,135	$18.87	271,135	$53,874,873
February 1-28, 2019	1,495,503	$19.65	1,495,503	$24,482,033
March 1-31, 2019	1,235,135	$19.69	1,235,135	$161,351

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

Cadence Bancorporation (Registrant)

Date: May 10, 2019	/s/ Paul B. Murphy
Paul B. Murphy
Chairman and Chief Executive Officer

Date: May 10, 2019	/s/ Valerie C. Toalson
Valerie C. Toalson
Executive Vice President and Chief Financial Officer