Form 10-K/A
period 2018-12-31
Cadence Bancorporation
filed 2019-06-20
CIK 1614184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-38058

Cadence Bancorporation

(Exact name of Registrant as specified in its charter)

Delaware	47-1329858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2800 Post Oak Boulevard, Suite 3800, Houston, Texas	77056
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (713) 871-4000

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Class A Common Stock, $0.01 per share	New York Stock Exchange (“NYSE”)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

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

Number of shares of Class A common stock outstanding as of May 7, 2019: 128,795,662

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement relating to the 2019 Annual Meeting of Shareholders, which was filed within 120 days after December 31, 2018, are incorporated by reference into Part II, Item 5 and Part III, Items 10-14 of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K/A (this “Amendment No. 2”) amends our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2019 (the “Form 10-K”), as amended by Amendment No. 1 to the Form 10-K, as filed with the SEC on March 8, 2019 (“Amendment No. 1”, and together with the Form 10-K, the “Original Report”).

This Amendment No. 2 is being filed solely to file the Consent of Independent Registered Public Accounting Firm (the “Consent”) as Exhibit 23.1, which was inadvertently omitted from the Original Report. The Consent is filed as Exhibit 23.1 attached hereto. Except as stated above, there are no other changes to the Original Report. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 2 contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 2, and this Amendment No. 2 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of the certifications have been omitted.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits.

The following exhibits are being filed herewith:

NUMBER	DESCRIPTION

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized in Houston, Texas on the 20th day of June, 2019.

CADENCE BANCORPORATION

By:	/s/ Paul B. Murphy, Jr.
Paul B. Murphy, Jr.
Chairman and Chief Executive Officer

4