Form 10-Q
period 2019-06-30
Cadence Bancorporation
filed 2019-08-09
CIK 1614184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	CADE	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class A Common Stock, $0.01 Par Value	128,711,469
Class	Outstanding as of August 2, 2019

Cadence Bancorporation

FORM 10-Q

For the Quarter Ended June 30, 2019

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
(In thousands, except share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$208,340	$237,342
Interest-bearing deposits with banks	551,581	523,436
Federal funds sold	6,337	18,502
Total cash and cash equivalents	766,258	779,280
Investment securities available-for-sale	1,684,847	1,187,252
Other securities - FRB and FHLB stock	77,149	50,752
Loans held for sale	45,088	59,461
Loans	13,627,934	10,053,923
Less: allowance for credit losses	(115,345)	(94,378)
Net loans	13,512,589	9,959,545
Premises and equipment, net	126,058	63,621
Other real estate owned	2,336	2,406
Cash surrender value of life insurance	180,862	109,850
Net deferred tax asset	—	33,224
Goodwill	483,211	307,083
Other intangible assets, net	112,394	7,317
Other assets	513,213	170,494
Total Assets	$17,504,005	$12,730,285
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$3,296,652	$2,454,016
Interest-bearing deposits	11,191,169	8,254,673
Total deposits	14,487,821	10,708,689
Securities sold under agreements to repurchase	1,648	1,106
Federal Home Loan Bank advances	100,000	150,000
Senior debt	49,905	184,801
Subordinated debt	182,488	98,910
Junior subordinated debentures	37,199	36,953
Notes payable	5,000	—
Net deferred tax liability	14,812	—
Other liabilities	199,060	111,552
Total liabilities	15,077,933	11,292,011
Shareholders' Equity:
Common stock $0.01 par value, authorized 300,000,000 shares; 132,923,562 shares issued and 128,798,549 shares outstanding at June 30, 2019 and 83,625,000 shares issued and 82,497,009 shares outstanding at December 31, 2018	1,329	836
Additional paid-in capital	1,870,097	1,041,000
Treasury stock, at cost, 4,125,013 shares and 1,127,991 shares, respectively	(80,747)	(22,010)
Retained earnings	522,259	461,360
Accumulated other comprehensive income (loss)	113,134	(42,912)
Total shareholders' equity	2,426,072	1,438,274
Total Liabilities and Shareholders' Equity	$17,504,005	$12,730,285

See accompanying notes to the unaudited consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans	$202,011	$113,740	$407,762	$216,531
Interest and dividends on securities:
Taxable	10,298	5,518	21,094	10,636
Tax-exempt	1,627	2,802	3,366	6,068
Other interest income	3,188	1,903	7,087	3,821
Total interest income	217,124	123,963	439,309	237,056
INTEREST EXPENSE
Interest on time deposits	20,298	10,497	37,484	17,988
Interest on other deposits	30,440	11,833	59,925	20,972
Interest on borrowed funds	5,599	6,249	11,824	11,601
Total interest expense	56,337	28,579	109,233	50,561
Net interest income	160,787	95,384	330,076	186,495
Provision for credit losses	28,927	1,263	40,137	5,643
Net interest income after provision for credit losses	131,860	94,121	289,939	180,852
NONINTEREST INCOME
Investment advisory revenue	5,797	5,343	11,439	10,642
Trust services revenue	4,578	4,114	8,913	9,129
Credit related fees	5,341	3,807	10,211	7,384
Service charges on deposit accounts	4,730	3,803	9,860	7,763
Payroll processing revenue	1,161	—	2,580	—
SBA income	1,415	—	2,864	—
Other service fees	1,907	1,346	4,011	2,679
Mortgage banking income	674	650	1,253	1,227
Securities gains (losses), net	938	(1,813)	926	(1,801)
Other income	5,181	7,422	10,329	12,632
Total noninterest income	31,722	24,672	62,386	49,655
NONINTEREST EXPENSE
Salaries and employee benefits	53,660	38,268	107,131	75,621
Premises and equipment	11,148	7,131	22,106	14,722
Merger related expenses	4,562	756	26,562	756
Intangible asset amortization	5,888	715	11,961	1,507
Other expense	25,271	15,565	46,209	31,768
Total noninterest expense	100,529	62,435	213,969	124,374
Income before income taxes	63,053	56,358	138,356	106,133
Income tax expense	14,707	8,384	31,809	19,334
Net income	$48,346	$47,974	$106,547	$86,799
Weighted average common shares outstanding (Basic)	128,791,933	83,625,000	129,634,049	83,625,000
Weighted average common shares outstanding (Diluted)	129,035,553	84,792,657	129,787,758	84,733,732
Earnings per common share (Basic)	$0.37	$0.57	$0.82	$1.04
Earnings per common share (Diluted)	$0.37	$0.57	$0.82	$1.02

See accompanying notes to the unaudited consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net income	$48,346	$47,974	$106,547	$86,799
Other comprehensive gain (losses), net of tax:
Net unrealized gains (losses) on securities available-for-sale:
Net unrealized gains (losses) arising during the period (net of $(5,617), $1,530, (12,399), and $8,560 tax effect, respectively)	18,708	(5,090)	41,301	(28,482)
Less reclassification adjustments for gains (losses) realized in net income (net of $217, $(419), $214 and $(416) tax effect, respectively)	721	(1,394)	712	(1,385)
Net unrealized gains (losses) on securities available-for-sale	17,987	(3,696)	40,589	(27,097)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period (net of $(21,282), $831, $(32,393) and $3,476 tax effect, respectively)	76,153	(2,931)	113,165	(11,564)
Less reclassification adjustments for losses realized in net income (net of $(339), $(273), $(688) and $(350) tax effect, respectively)	(1,133)	(907)	(2,292)	(1,163)
Net change in unrealized gains (losses) on derivative instruments	77,286	(2,024)	115,457	(10,401)
Other comprehensive gains (losses), net of tax	95,273	(5,720)	156,046	(37,498)
Comprehensive income	$143,619	$42,254	$262,593	$49,301

See accompanying notes to the unaudited consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated OCI	Total Shareholders' Equity
Balance, December 31, 2018	$836	$1,041,000	$(22,010)	$461,360	$(42,912)	$1,438,274
Net income	—	—	—	58,201	—	58,201
Equity-based compensation cost	—	1,188	—	—	—	1,188
Cash dividends declared ($0.175 per common share)	—	—	—	(22,727)	—	(22,727)
Dividend equivalents on restricted stock units (Note 20)	—	—	—	(125)	—	(125)
Purchase of treasury stock - at cost	—	—	(58,830)	—	—	(58,830)
Issuance of 49,232,008 common shares for State Bank acquisition, net of issuance costs (Note 2)	492	825,621	—	—	—	826,113
Value of stock warrants assumed from State Bank acquisition	—	251	—	—	—	251
Common stock issuance costs	—	(295)	—	—	—	(295)
Issuance of 34,587 common shares for restricted stock unit vesting (Note 20)	1	(1)	—	—	—	—
Issuance of treasury stock shares for exercise of stock warrant	—	(7)	7	—	—	—
Other comprehensive income	—	—	—	—	60,773	60,773
Balance, March 31, 2019	1,329	1,867,757	(80,833)	496,709	17,861	2,302,823
Net income	—	—	—	48,346	—	48,346
Equity-based compensation cost	—	2,711	—	—	—	2,711
Cash dividends declared ($0.175 per common share)	—	—	—	(22,539)	—	(22,539)
Dividend equivalents on restricted stock units (Note 20)	—	—	—	(257)	—	(257)
Common stock issuance costs	—	(285)	—	—	—	(285)
Purchase of treasury stock - at cost	—	—	—	—	—	—
Issuance of treasury stock shares for exercise of stock warrant	—	(86)	86	—	—	—
Other comprehensive income	—	—	—	—	95,273	95,273
Balance, June 30, 2019	$1,329	$1,870,097	$(80,747)	$522,259	$113,134	$2,426,072

(In thousands)
Balance, December 31, 2017	$836	$1,037,040	$—	$340,213	$(19,033)	$1,359,056
Net income	—	—	—	38,825	—	38,825
Equity-based compensation cost	—	453	—	—	—	453
Cash dividends declared ($0.125 per common share)	—	—	—	(10,453)	—	(10,453)
Cumulative effect of adoption of new accounting principle	—	—	—	1,000	—	1,000
Other comprehensive loss	—	—	—	—	(31,778)	(31,778)
Balance, March 31, 2018	836	1,037,493	—	369,585	(50,811)	1,357,103
Net income	—	—	—	47,974	—	47,974
Equity-based compensation cost	—	1,086	—	—	—	1,086
Cash dividends declared ($0.125 per common share)	—	—	—	(10,453)	—	(10,453)
Dividend equivalents on restricted stock units (Note 20)	—	—	—	(34)	—	(34)
Other comprehensive loss	—	—	—	—	(5,720)	(5,720)
Balance, June 30, 2018	$836	$1,038,579	$—	$407,072	$(56,531)	$1,389,956

See accompanying notes to the unaudited consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2019	2018
NET CASH FLOWS FROM OPERATING ACTIVITIES	$132,067	$108,977
CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition	414,342	—
Purchase of securities available-for-sale	(169,314)	(131,234)
Proceeds from sales of securities available-for-sale	254,109	257,231
Proceeds from maturities, calls and paydowns of securities available-for-sale	138,358	50,759
Purchases of other securities, net	(26,397)	—
Proceeds from sale of commercial loans held for sale	16,984	3,500
Increase in loans, net	(228,789)	(728,948)
Proceeds from sale of insurance subsidiary assets	—	14,039
Purchase of premises and equipment	(4,772)	(4,770)
Proceeds from disposition of foreclosed property	4,787	4,991
Other, net	(1,317)	(959)
Net cash provided by (used in) investing activities	397,991	(535,391)
CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in deposits, net	(319,177)	319,540
Net change in securities sold under agreements to repurchase	(23,357)	157
Advances on line of credit	5,000	—
Repayment of short term FHLB advances	(150,000)	—
Issuance of subordinated debentures	83,474	—
Proceeds from long term FHLB advances	100,000	—
Repayment of senior debt	(134,922)	—
Repurchase of common stock	(58,830)	—
Cash dividends paid on common stock	(45,266)	(20,923)
Net cash (used in) provided by financing activities	(543,079)	298,774
Net decrease in cash and cash equivalents	(13,022)	(127,640)
Cash and cash equivalents at beginning of period	779,280	730,811
Cash and cash equivalents at end of period	$766,258	$603,171

See accompanying notes to the unaudited consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cadence Bancorporation (the “Company”) is a Delaware corporation and a financial holding company whose primary asset is its investment in its wholly owned subsidiary bank, Cadence Bank National Association (the “Bank”).

Note 1—Summary of Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this report have been included. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events, the Company’s management has evaluated subsequent events for potential recognition or disclosure in the consolidated financial statements through the date of the issuance of the consolidated financial statements.

Nature of Operations

The Company’s primary subsidiary is the Bank.

The Bank operates under a national bank charter and is subject to regulation by the Office of the Comptroller of the Currency (“OCC”). The Bank provides full banking services in six southern states: Alabama, Florida, Georgia, Mississippi, Tennessee, and Texas.

The Bank’s operating subsidiaries include:

•Linscomb & Williams Inc. —financial advisory firm; and

•Cadence Investment Services, Inc.—provides investment and insurance products.

•Altera Payroll and Insurance Inc.—provides payroll services.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize lease assets and lease liabilities generated by contracts longer than a year on their balance sheets. Accordingly, a lessee recognizes a lease asset for its right-to-use (“ROU”) the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability are initially measured at the present value of the future minimum lease payments over the lease term. The ASU also requires lessees to provide additional qualitative and quantitative information about the amount, timing, and uncertainty for the payments they make for the lease agreements.

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

The Company adopted ASU 2016-02 and related ASUs on January 1, 2019 using the optional modified retrospective transition approach which resulted in a right-of-use asset of approximately $80.0 million and lease liability of $92.3 million (Note 7). The Company has elected to adopt the package of practical expedients permitted under ASC 842 which, among other things, does not require reassessment of lease classification. The Company determines if an arrangement is or contains a lease at the inception of the contract. In determining the present value of lease payments, the Bank used our incremental borrowing rate as the discount rate for the leases.

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

In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements. ASU 2019-01 updates codification improvements related to ASU 2016-02 to increase stakeholders’ awareness of the amendments and to expedite the improvements. The amendments in ASU 2019-01 address three topics which include 1) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers (Issue 1); 2) presentation on the statement of cash flows-sales-type and direct financing leases (Issue 2); and 3) transition disclosures related to Topic 250, Accounting Changes and Error Corrections (Issue 3). ASU No. 2019-01 will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years for public business entities. An entity is permitted to early adopt. However, an entity should apply the amendments as of the date that it first applied Topic 842. The transition and effective date provisions apply to Issue 1 and Issue 2. The Company adopted ASU No. 2019-01 at January 1, 2019 and it did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for callable debt securities held at a premium to the earliest call date instead of the maturity date. The amendments do not require an accounting change for securities held at a discount, which continue to be amortized to the maturity date. ASU No. 2017-08 became effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those fiscal years. The amendments should be applied using a modified-retrospective transition method as of the beginning of the period of adoption.  The adoption of ASU 2017-08 at January 1, 2019 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. The amendments in the ASU are related to changes which seek to clarify, correct errors or make improvements to the Codification. This ASU covers nine amendments, which affect a variety of Topics in the codification. Some amendments do not require transition guidance and are effective upon issuance, while others are applicable for annual periods beginning after December 15, 2018. The adoption of ASU 2018-09 at January 1, 2019 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in ASU 2018-16 permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The amendments should be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of the adoption. For public business entities that have already adopted ASU 2017-12, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of ASU 2018-16 at January 1, 2019 did not have an impact on the Company’s financial condition, results of operations or cash flows as the Company does not have any instruments tied to the OIS rate.

Pending Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (referred to as “CECL”). CECL is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments. CECL will replace the current incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. CECL requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.

Upon adoption, Cadence will record a cumulative effect adjustment to retained earnings as of the beginning of the reporting period of adoption. Adoption of the standard may result in a material increase in the allowance for credit losses given the change from accounting for losses inherent in the loan portfolio to accounting for losses over the remaining contractual life of the portfolio. However, since the magnitude of the anticipated increase in the allowance for credit losses will be influenced by the portfolios’ composition and quality at the adoption date as well as economic conditions and forecasts at that time, the quantitative impact cannot yet be reasonably estimated.

Cadence’s cross-functional CECL implementation team consists of representatives from finance, credit, and risk management. The team is progressing through its detailed project plan and timeline that has included limited parallel CECL runs in the first half of 2019. Full parallel CECL runs will be completed and challenged throughout the second half of 2019. Important pre-implementation activities for 2019 include finalizing our models, framework, accounting elections, and production procedures; completion of documentation, policies, and procedures; and testing and validation.

The Company expects no material allowance impact to available-for-sale securities.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Therefore, any carrying amount which exceeds the reporting unit’s fair value (up to the amount of goodwill recorded) will be recognized as an impairment loss. ASU No. 2017-04 will be effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual periods. The amendments will be applied prospectively on or after the effective date. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Based on recent goodwill impairments tests, which did not require the application of Step 2, the Company does not expect the adoption of this ASU to have an immediate impact.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 amends the disclosure requirements of Topic 820 Fair Value Measurement, to remove disclosure of transfers between Level 1 and Level 2 of the fair value hierarchy and the valuation process for Level 3 fair value measurements, among other amendments, and to include disclosure of the range and weighted average used in Level 3 fair value measurements, among other amendments. Amendments should be applied retrospectively to all periods presented, except for certain amendments, which should be applied prospectively. ASU No. 2018-13 will be effective for annual reporting periods after December 15, 2019, including interim periods within those annual periods. An entity is permitted to early adopt any removed or modified disclosures upon issuance and delay adoption of the additional disclosures until the effective date. The Company currently does not expect the adoption of this guidance to have an impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans, General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020; early adoption is permitted. As ASU 2018-14 only revises disclosure requirements, it will not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). This standard aligns the requirements for capitalizing implementation costs in a hosting arrangement service contract with the existing guidance for capitalizing implementation costs incurred for an internal-use software license. This standard also requires capitalizing or expensing implementation costs based on the nature of the costs and the project stage during which they are incurred and establishes additional disclosure requirements. This standard will be effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption of this standard is permitted. The Company currently plans to adopt the standard prospectively and is currently evaluating the impact this guidance may have on its consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This ASU amends Topic 810, Consolidation, guidance on how all reporting entities evaluate indirect interests held through related parties in common control arrangements when determining whether fees paid to decision makers and service providers are variable interests. ASU 2018-17 is effective for fiscal years ending after December 15, 2019, including interim periods within those annual periods; early adoption is permitted. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, that clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging activities, and recognition and measurement. The amendments clarify the scope of the credit losses standard and address issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. With respect to hedge accounting, the amendments address partial-term fair value hedges, fair value hedge basis adjustments, application by not-for-profit entities and private companies, and certain transition requirements, among other things. On recognizing and measuring financial instruments, they address the scope of the guidance, the requirement for remeasurement under ASC 820 when using the measurement alternative, certain disclosure requirements and which equity securities have to be remeasured at historical exchange rates. The credit losses and hedging amendments have the same effective dates as the respective standards, unless an entity has already adopted the standards. The amendments related to recognizing and measuring financial instruments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect the adoption of the amended guidance in ASU 2019-04 may have on its consolidated financial statements and disclosures.

In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. The amendments in ASU 2019-05 allow entities to make an irrevocable one-time election upon adoption of ASU 2016-13 to measure financial assets measured at amortized cost (except held-to-maturity securities) using the fair value option. The election is to be applied on an instrument-by-instrument basis. For entities that have already adopted the new credit losses standard, the transition relief is effective for fiscal years beginning after December 15, 2019, and interim periods therein, and early adoption is permitted. For all other entities, the guidance is effective upon adoption of ASU 2016-13. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.

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

The State Bank transaction was accounted for using the acquisition method of accounting. Accordingly, the results of operations of the acquired company have been included in the Company’s results of operations since the date of acquisition. Under this method of accounting, assets acquired, liabilities assumed, and consideration paid were recorded at their estimated fair values on the acquisition date. The fair values of securities, loans, OREO, premises and equipment, core deposit intangibles, other assets and deposits were determined with the assistance of appraisals, third-party valuations and advisors. An estimate of fair value has been recorded based on valuations available at June 30, 2019 and is considered preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. The excess cost over fair value of net assets acquired is recorded as goodwill. As the consideration paid for State Bank exceeded the net assets acquired, goodwill of $176.1 million was recorded from the acquisition and allocated to the Banking segment. Goodwill recorded in the transaction, which reflects the new Georgia market and synergies expected from the combined operations, is not deductible for income tax purposes.

The following table provides the purchase price calculation as of the acquisition date and the identifiable assets acquired and the liabilities assumed at their fair values. These fair value measurements are based on internal and third-party valuations.

(In thousands, except shares and per share data)	As Recorded by Cadence
Assets
Cash and cash equivalents	$414,342
Investment securities available-for-sale	667,865
Loans held for sale	148,469
Loans	3,317,896
Premises and equipment	65,646
Cash surrender value of life insurance	69,252
Intangible assets	117,038
Other assets	46,294
Total assets acquired	$4,846,801
Liabilities
Deposits	$4,096,665
Short term borrowings	23,899
Other liabilities	75,986
Total liabilities assumed	4,196,550
Net identifiable assets acquired over liabilities assumed	650,252
Goodwill	176,128
Net assets acquired over liabilities assumed	$826,380
Consideration:
Cadence Bancorporation common shares issued	49,232,008
Fair value per share of the Company's common stock	$16.78
Company common stock issued	826,113
Cash payment for fractional shares and the value of unexercised warrants	267
Fair value of total consideration transferred	$826,380

Measurement Period Adjustments

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

The valuation of the acquired loans was not final prior to March 31, 2019, due to the complexity and time involved in valuing loans. An estimate was recorded during the first quarter of 2019 based on the results of a valuation exercise conducted as of December 31, 2018, and applied to the January 1, 2019, balance of loans acquired from State Bank. During the second quarter of 2019, we continued to analyze the valuations assigned to the acquired assets and assumed liabilities and our third-party valuation firm provided updated valuation assumptions for loans. These updated assumptions impacted the January 1, 2019, valuation estimates for the acquired loans. In addition, adjustments were made to deferred taxes and accrued expense balances based on new information resulting in the revised fair values displayed below. We updated our estimated fair values of these items within our Consolidated Balance Sheet with a corresponding adjustment to goodwill. These changes are gross of taxes and reflected in the following table:

(In thousands) Acquired Asset or Liability	Balance Sheet Line Item	Provisional Estimate	Revised Estimate	Increase (Decrease)
Loans	Loans	$3,324,056	$3,317,896	$(6,160)
Current and deferred taxes	Other assets	2,125	5,174	3,049
Other liabilities	Other liabilities	76,278	75,986	(292)

The impact on the income statement resulting from the changes to the estimated fair values was insignificant. We continue to analyze the assumptions and related valuation results associated with the acquired loans, and accordingly, the valuation of the loans is not final as of June 30, 2019, however will be finalized no later than December 31, 2019.  As the valuations remain provisional and subject to updates, the purchase accounting accretion amounts are also subject to adjustments.

On January 1, 2019, the estimated fair value of the acquired non-credit impaired (“ANCI”) loans acquired in the State Bank transaction was $3.2 billion, which is net of a $83.8 million discount. The gross contractual amounts receivable of the ANCI loans at acquisition was $3.9 billion, of which $0.2 billion is the amount of contractual cash flows not expected to be collected.

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

(In thousands)	Acquired Credit Impaired Loans
Contractually required principal and interest at acquisition	$143,283
Contractual cash flows not expected to be collected (nonaccretable difference)	54,954
Expected cash flows at acquisition	88,329
Accretable difference	10,053
Basis in acquired loans at acquisition - estimated fair value	$78,276

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

Goodwill of $176.1 million was recorded as a result of the transaction and is not amortized for financial statement purposes. All the goodwill was assigned to the Banking segment. The goodwill recorded is not deductible for income tax purposes

Certificates of deposit, including IRAs, were valued by projecting out the expected cash flows based on the contractual terms of the certificates of deposit. The fair values of savings and transaction deposit accounts were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. These cash flows were discounted using the interest rates on fixed maturity deposits offered by Cadence and State Bank as of January 1, 2019 resulting in a $3.4 million discount amortized over a twelve-month period.

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

The following table presents certain unaudited pro forma information for the results of operations for the six months ended June 30, 2019 and 2018, as if State Bank had been acquired on January 1, 2018. The pro forma results combine the historical results of State Bank into the Company’s consolidated income statements including the impact of certain acquisition accounting adjustments including loan discount accretion, investment securities discount accretion, intangible assets amortization and deposit premium accretion. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisition taken place on January 1, 2018. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. Merger-related costs of $26.6 million recorded in the 2019 period are not included in the pro forma statements below.

	Six Months Ended June 30,
	2019	2018
(In thousands)	Pro Forma	Pro Forma
Total revenues (net interest income and noninterest income)	$386,083	$377,082
Net income	120,247	124,352

Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as State Bank was merged into the Company and separate financial information is not available.

Merger related expenses of $26.6 million incurred during the six months ended June 30, 2019, are recorded in the consolidated income statement and include incremental costs related to the closing of the transaction, including legal, accounting and auditing, investment banker fees, certain employment related costs, travel, printing, supplies, and other costs. The data processing systems conversion occurred in February 2019.

Note 3—Investment Securities

A summary of amortized cost and estimated fair value of securities available-for-sale at June 30, 2019 and December 31, 2018 is as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2019
Securities available-for-sale:
U.S. Treasury securities	$50,167	$—	$781	$49,386
Obligations of U.S. government agencies	78,821	237	202	78,856
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	118,355	1,013	529	118,839
Issued by FNMA and FHLMC	788,935	9,394	945	797,385
Other residential mortgage-backed securities	302,393	5,023	355	307,061
Commercial mortgage-backed securities	124,078	2,660	1,607	125,130
Total MBS	1,333,761	18,090	3,436	1,348,415
Obligations of states and municipal subdivisions	203,583	4,734	127	208,190
Total securities available-for-sale	$1,666,332	$23,061	$4,546	$1,684,847

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018
Securities available-for-sale:
U.S. Treasury securities	$100,413	$—	$3,628	$96,785
Obligations of U.S. government agencies	60,975	316	284	61,007
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	85,052	146	2,093	83,105
Issued by FNMA and FHLMC	594,874	694	10,367	585,201
Other residential mortgage-backed securities	36,339	8	1,178	35,169
Commercial mortgage-backed securities	114,383	287	5,255	109,415
Total MBS	830,648	1,135	18,893	812,890
Obligations of states and municipal subdivisions	229,475	207	13,112	216,570
Total securities available-for-sale	$1,221,511	$1,658	$35,917	$1,187,252

The scheduled contractual maturities of securities available-for-sale at June 30, 2019 were as follows:

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$35,568	$35,661
Due after one year through five years	69,556	68,945
Due after five years through ten years	25,277	25,582
Due after ten years	202,170	206,244
Mortgage-backed securities	1,333,761	1,348,415
Total	$1,666,332	$1,684,847

Gross gains and gross losses on sales of securities available for sale for the three and six months ended June 30, 2019 and 2018 are presented below. There were no other-than-temporary impairment charges included in gross realized losses for the three and six months ended June 30, 2019 and 2018. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Gross realized gains	$1,810	$800	$1,813	$811
Gross realized losses	(872)	(2,613)	(887)	(2,612)
Realized gains (losses) on sale of securities available for sale, net	$938	$(1,813)	$926	$(1,801)

Securities with a carrying value of $1.2 billion and $711.2 million at June 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits, FHLB borrowings, repurchase agreements and for other purposes as required or permitted by law.

Information pertaining to securities available-for-sale with gross unrealized losses aggregated by category and length of time the securities have been in a continuous loss position was as follows:

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2019
U.S. Treasury securities	$—	$—	$49,387	$781
Obligations of U.S. government agencies	—	—	23,801	202
Mortgage-backed securities	61,152	140	257,357	3,296
Obligations of states and municipal subdivisions	3,929	16	16,993	111
Other securities	—	—	—	—
Total	$65,081	$156	$347,538	$4,390

	Unrealized loss analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2018
U.S. Treasury securities	$—	$—	$96,785	$3,628
Obligations of U.S. government agencies	25,978	183	10,152	101
Mortgage-backed securities	259,794	2,864	405,974	16,029
Obligations of states and municipal subdivisions	74,503	2,501	125,092	10,611
Total	$360,275	$5,548	$638,003	$30,369

As of June 30, 2019 and December 31, 2018, approximately 25% and 84%, respectively, of the fair value of securities in the investment portfolio reflected an unrealized loss. As of June 30, 2019, there were 63 securities that had been in a loss position for more than twelve months, and 8 securities that had been in a loss position for less than 12 months. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption of the obligations. The Company has adequate liquidity and, therefore, does not plan to sell and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Note 4—Loans Held-for-Sale, Loans and Allowance for Credit Losses

Loans Held-for-sale

A summary of the loans held for sale at June 30, 2019 and December 31, 2018 is as follows:

(In thousands)	June 30, 2019	December 31, 2018
Mortgage loans held for sale	$7,533	$17,004
Commercial loans held for sale	37,555	42,457
Loans held for sale	$45,088	$59,461

The second quarter of 2019 included a sale of certain equipment finance loans acquired through the State Bank merger, reducing loans held for sale by approximately $130 million, as well as $34 million in non-core mortgage sales. The sales resulted in a gain of $1.9 million during the quarter.

Loans

The following table presents total loans outstanding by portfolio segment and class of financing receivable as of June 30, 2019 and December 31, 2018. Outstanding balances include originated loans, Acquired Noncredit Impaired (“ANCI”) loans and Acquired Credit Impaired (“ACI”) loans. See Note 2 regarding the merger with State Bank on January 1, 2019. Additional information about ACI loans is presented separately in the “Acquired Credit-Impaired Loans” section of this Note.

(In thousands)	June 30, 2019	December 31, 2018
Commercial and Industrial
General C&I	$4,413,603	$3,275,362
Energy sector	1,399,673	1,285,775
Restaurant industry	1,085,873	1,096,366
Healthcare	507,150	539,839
Total commercial and industrial	7,406,299	6,197,342
Commercial Real Estate
Income producing	2,545,234	1,266,791
Land and development	314,700	63,948
Total commercial real estate	2,859,934	1,330,739
Consumer
Residential real estate	2,568,282	2,227,653
Other	113,283	67,100
Total consumer	2,681,565	2,294,753
Small Business Lending	767,714	266,283
Total (Gross of unearned discount and fees)	13,715,512	10,089,117
Unearned discount and fees	(87,578)	(35,194)
Total (Net of unearned discount and fees)	$13,627,934	$10,053,923

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

A summary of the activity in the ACL for the three and six months ended June 30, 2019 and 2018 is as follows:

	For the Three Months Ended June 30, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of March 31, 2019	$75,526	$10,469	$14,690	$4,353	$105,038
Provision for loan losses	24,652	3,201	240	834	28,927
Charge-offs	(18,001)	(253)	(534)	(193)	(18,981)
Recoveries	269	—	68	24	361
As of June 30, 2019	$82,446	$13,417	$14,464	$5,018	$115,345

	For the Six Months Ended June 30, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of December 31, 2018	$66,316	$10,452	$13,703	$3,907	$94,378
Provision for loan losses	33,951	3,303	1,446	1,437	40,137
Charge-offs	(18,462)	(338)	(768)	(351)	(19,919)
Recoveries	641	—	83	25	749
As of June 30, 2019	$82,446	$13,417	$14,464	$5,018	$115,345

Allocation of ending ACL
ACI loans collectively evaluated for impairment	$27	$2,151	$6,035	$—	$8,213
ACI loans individually evaluated for impairment	617	10	45	—	672
ANCI loans collectively evaluated for impairment	217	73	592	153	1,035
ANCI loans individually evaluated for impairment	—	—	6	51	57
Originated loans collectively evaluated for impairment	63,539	11,183	7,771	4,782	87,275
Originated loans individually evaluated for impairment	18,046	—	15	32	18,093
ACL as of June 30, 2019	$82,446	$13,417	$14,464	$5,018	$115,345
Loans
ACI loans collectively evaluated for impairment	24,592	100,424	111,986	16,551	$253,553
ACI loans individually evaluated for impairment	4,295	7,339	—	—	11,634
ANCI loans collectively evaluated for impairment	1,034,884	1,386,402	491,617	445,917	3,358,820
ANCI loans individually evaluated for impairment	—	—	1,512	227	1,739
Originated loans collectively evaluated for impairment	6,233,760	1,365,769	2,076,199	304,835	9,980,563
Originated loans individually evaluated for impairment	108,768	—	251	184	109,203
Loans as of June 30, 2019	$7,406,299	$2,859,934	$2,681,565	$767,714	$13,715,512

	For the Three Months Ended June 30, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of March 31, 2018	$61,209	$11,686	$13,882	$4,760	$91,537
Provision for loan losses	485	(224)	954	48	1,263
Charge-offs	(3,407)	—	(215)	(28)	(3,650)
Recoveries	1,333	8	82	47	1,470
As of June 30, 2018	$59,620	$11,470	$14,703	$4,827	$90,620

	For the Six Months Ended June 30, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of December 31, 2017	$55,919	$11,990	$14,983	$4,684	$87,576
Provision for loan losses	5,815	(737)	51	514	5,643
Charge-offs	(3,465)	—	(516)	(481)	(4,462)
Recoveries	1,351	217	185	110	1,863
As of June 30, 2018	$59,620	$11,470	$14,703	$4,827	$90,620

Allocation of ending ACL
Loans collectively evaluated for impairment	$54,460	$11,468	$14,455	$4,806	$85,189
Loans individually evaluated for impairment	5,160	2	248	21	5,431
ACL as of June 30, 2018	$59,620	$11,470	$14,703	$4,827	$90,620
Loans
Loans collectively evaluated for impairment	$5,646,884	$1,153,950	$1,905,191	$239,189	$8,945,214
Loans individually evaluated for impairment	50,840	7,348	2,235	530	60,953
Loans as of June 30, 2018	$5,697,724	$1,161,298	$1,907,426	$239,719	$9,006,167

Impaired Originated and ANCI Loans Including Troubled Debt Restructurings (“TDRs”)

The following includes certain key information about individually impaired originated and ANCI loans as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018.

Originated and ANCI Loans Identified as Impaired

	As of June 30, 2019
(In thousands)	Recorded Investment in Impaired Loans (1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
With no related allowance for credit losses
Commercial and Industrial
General C&I	$20,319	$31,743	$—	$20,319	$2,804
Restaurant industry	978	976	—	—	24
Healthcare	4,259	4,367	—	4,259	—
Total commercial and industrial	25,556	37,086	—	24,578	2,828
Total	$25,556	$37,086	$—	$24,578	$2,828
With allowance for credit losses recorded
Commercial and Industrial
General C&I	$25,872	$31,665	$7,812	$21,436	$329
Energy sector	23,949	39,628	4,182	23,949	2,964
Restaurant industry	33,415	36,182	6,052	33,415	6,557
Total commercial and industrial	83,236	107,475	18,046	78,800	9,850
Consumer
Residential real estate	1,514	1,511	6	446	—
Other	254	251	15	—	—
Total consumer	1,768	1,762	21	446	—
Small Business Lending	411	1,208	83	179	10
Total	$85,415	$110,445	$18,150	$79,425	$9,860

(1)	The recorded investment of a loan also includes any interest receivable, net unearned discount or fees, and unamortized premium or discount.

	As of December 31, 2018
(In thousands)	Recorded Investment in Impaired Loans (1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
With no related allowance for credit losses
Commercial and Industrial
Energy sector	$20,713	$33,908	$—	$20,713	$3,658
Total commercial and industrial	20,713	33,908	—	20,713	3,658
Consumer
Residential real estate	1,538	1,535	—	—	—
Total consumer	1,538	1,535	—	—	—
Total	$22,251	$35,443	$—	$20,713	$3,658
With allowance for credit losses recorded
Commercial and Industrial
General C&I	$28,684	$28,677	$3,559	$24,103	$930
Restaurant industry	23,043	23,698	3,485	22,042	2,329
Healthcare	4,496	4,496	256	4,496	—
Total commercial and industrial	56,223	56,871	7,300	50,641	3,259
Consumer
Other	254	254	25	—	—
Total consumer	254	254	25	—	—
Small Business Lending	476	1,249	107	229	10
Total	$56,953	$58,374	$7,432	$50,870	$3,269

(1)The recorded investment of a loan also includes any interest receivable, net unearned discount or fees, and unamortized premium or discount.

The related amount of interest income recognized for impaired loans was $92 thousand and $162 thousand for the three and six months ended June 30, 2019, compared to $91 thousand and $177 thousand, respectively, for the same periods in 2018.

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, under the terms of the restructured loan. For the three and six month periods ended June 30, 2019, an immaterial amount of contractual interest paid was recognized on the cash basis, compared to $1.3 million and $1.6 million, respectively, for the three and six months ended June 30, 2018.

Average Recorded Investment in Impaired Originated and ANCI Loans

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Commercial and Industrial
General C&I	$47,111	$4,915	$40,969	$4,947
Energy sector	18,914	33,074	19,514	40,276
Restaurant industry	28,633	10,867	26,769	10,917
Healthcare	4,354	—	4,402	—
Total commercial and industrial	99,012	48,856	91,654	56,140
Consumer
Residential real estate	1,523	1,570	1,528	1,576
Other	255	367	255	383
Total consumer	1,778	1,937	1,783	1,959
Small Business Lending	430	478	445	618
Total	$101,220	$51,271	$93,882	$58,717

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

The following table provides information regarding loans modified into TDRs in the originated and ANCI portfolios for the periods indicated:

Originated and ANCI Loans that were modified into TDRs

	For the Three Months Ended June 30,
	2019		2018
(Dollars in thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial	3	$19,364	—	$—
Small Business Lending	—	—	2	134
Total	3	$19,364	2	$134

	For the Six Months Ended June 30,
	2019		2018
(Dollars in thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial	4	$40,630	—	$—
Small Business Lending	—	—	2	134
Total	4	$40,630	2	$134

During the three and six months ended June 30, 2019, approximately $17.8 million in charge-offs were taken related to commercial and industrial loans classified as TDRs. There were no TDRs experiencing payment default during the three and six months ended June 30, 2018.  Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 days past due status with respect to principal and/or interest payments.

	For the Three Months Ended June 30,
	2019		2018
	Number of Loans Modified by:
	Rate Concession	Modified Terms and/ or Other Concessions	Rate Concession	Modified Terms and/ or Other Concessions
Commercial and Industrial	—	3	—	—
Small Business Lending	—	—	2	—
Total	—	3	2	—

	For the Six Months Ended June 30,
	2019		2018
	Number of Loans Modified by:
	Rate Concession	Modified Terms and/ or Other Concessions	Rate Concession	Modified Terms and/ or Other Concessions
Commercial and Industrial	—	4	—	—
Small Business Lending	—	—	2	—
Total	—	4	2	—

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $2.6 million and $3.8 million of consumer loans secured by single family residential real estate that are in process of foreclosure at June 30, 2019 and December 31, 2018, respectively. Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction.  In addition to the single family residential real estate loans in process of foreclosure, the Company also held $0.9 million and $1.0 million of foreclosed single family residential properties in other real estate owned as of June 30, 2019 and December 31, 2018.

Credit Exposure in the Originated and ANCI Loan Portfolios

The following tables provide information regarding the credit exposure by portfolio segment and class of receivable.

	As of June 30, 2019
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized
Commercial and Industrial
General C&I	$67,969	$48,385	$41,584	$157,938
Restaurant industry	76,552	45,469	—	122,021
Energy sector	—	17,464	6,485	23,949
Healthcare	5,250	4,260	—	9,510
Total commercial and industrial	149,771	115,578	48,069	313,418
Commercial Real Estate
Income producing	14,713	3,552	—	18,265
Land and development	4,800	—	—	4,800
Total commercial real estate	19,513	3,552	—	23,065
Consumer
Residential real estate	—	3,968	—	3,968
Other	—	256	—	256
Total consumer	—	4,224	—	4,224
Small Business Lending	5,466	3,269	—	8,735
Total	$174,750	$126,623	$48,069	$349,442

	As of December 31, 2018
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized
Commercial and Industrial
General C&I	$74,592	$79,815	$—	$154,407
Restaurant industry	24,449	26,171	—	50,620
Energy sector	11,812	6,227	14,486	32,525
Healthcare	—	4,496	—	4,496
Total commercial and industrial	110,853	116,709	14,486	242,048
Commercial Real Estate
Land and development	—	985	—	985
Total commercial real estate	—	985	—	985
Consumer
Residential real estate	—	3,315	—	3,315
Total consumer	—	3,315	—	3,315
Small Business Lending	772	2,013	—	2,785
Total	$111,625	$123,022	$14,486	$249,133

The following table provides an aging of past due loans by portfolio segment and class of receivable.

Aging of Past due Originated and ANCI Loans

	As of June 30, 2019
	Accruing Loans			Non-Accruing Loans
(Recorded Investment in thousands)	30-59 DPD	60-89 DPD	90+DPD	0-29 DPD	30-59 DPD	60-89 DPD	90+DPD
Commercial and Industrial
General C&I	$150	$11	$—	$41,755	$—	$—	$—
Energy sector	—	—	—	11,717	—	9,432	2,800
Restaurant industry	—	—	—	33,415	—	—	—
Healthcare	—	—	—	—	4,259	—	—
Total commercial and industrial	150	11	—	86,887	4,259	9,432	2,800
Commercial Real Estate
Land and development	1,219	367	—	—	—	—	—
Total commercial real estate	1,219	367	—	—	—	—	—
Consumer
Residential real estate	3,091	3,635	1,028	—	617	350	1,972
Other	204	—	254	—	—	2	—
Total consumer	3,295	3,635	1,282	—	617	352	1,972
Small Business Lending	4,709	1,549	284	274	62	47	2,052
Total	$9,373	$5,562	$1,566	$87,161	$4,938	$9,831	$6,824

	As of December 31, 2018
	Accruing Loans			Non-Accruing Loans
(Recorded Investment in thousands)	30-59 DPD	60-89 DPD	90+DPD	0-29 DPD	30-59 DPD	60-89 DPD	90+DPD
Commercial and Industrial
General C&I	$120	$—	$—	$23,928	$176	$—	$—
Restaurant industry	—	—	—	22,043	—	—	—
Energy sector	—	—	—	20,712	—	—	—
Healthcare	—	—	—	4,496	—	—	—
Total commercial and industrial	120	—	—	71,179	176	—	—
Commercial Real Estate
Land and development	—	61	—	—	—	—	—
Total commercial real estate	—	61	—	—	—	—	—
Consumer
Residential real estate	1,275	315	760	876	151	95	1,429
Other	27	112	—	—	—	—	—
Total consumer	1,302	427	760	876	151	95	1,429
Small Business Lending	491	25	—	250	29	4	50
Total	$1,913	$513	$760	$72,305	$356	$99	$1,479

Acquired Credit Impaired (“ACI”) Loans

The following table presents total ACI loans outstanding by portfolio segment and class of financing receivable. See Note 2 for more information regarding our merger with State Bank.

	As of
(In thousands)	June 30, 2019	December 31, 2018
Commercial and Industrial
General C&I	$25,599	$16,807
Restaurant industry	3,288	—
Total commercial and industrial	28,887	16,807
Commercial Real Estate
Income producing	95,126	65,427
Land and development	12,637	—
Total commercial real estate	107,763	65,427
Consumer
Residential real estate	111,076	120,495
Other	910	546
Total consumer	111,986	121,041
Small Business Lending	16,551	—
Total	$265,187	$203,275

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

•	Changes in prepayment assumptions—Prepayments affect the estimated life of ACI loans which may change the amount of interest income, and possibly principal, expected to be collected; and
•	Changes in the expected principal and interest payments over the estimated life—Updates to expected cash flows are driven by the credit outlook and actions taken with borrowers.

Changes in the amount of accretable discount for ACI loans for the three and six months ended June 30, 2019 and 2018 were as follows:

Changes in Accretable Yield on ACI Loans

	For the Three Months Ended June 30,
(In thousands)	2019	2018
Balance at beginning of period	$65,786	$76,074
Accretion	(9,157)	(5,016)
Reclass from nonaccretable difference due to increases in expected cash flow	1,175	3,512
Other changes, net	4,657	(2,281)
Balance at end of period	$62,461	$72,289

	For the Six Months Ended June 30,
(In thousands)	2019	2018
Balance at beginning of period	$67,405	$78,422
Additions (See Note 2)	10,053	—
Accretion	(14,885)	(10,208)
Reclass from nonaccretable difference due to increases in expected cash flow	2,074	8,070
Other changes, net	(2,186)	(3,995)
Balance at end of period	$62,461	$72,289

Impaired ACI Loans and Pools Including TDRs

The following includes certain key information about individually impaired and pooled ACI loans as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018.

ACI Loans / Pools Identified as Impaired

	As of June 30, 2019
	ACI Loans / Pools Identified as Impaired
(In thousands)	Recorded Investment in Impaired Loans(1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
Commercial and Industrial	$17,334	$25,775	$644	$—	$—
Commercial Real Estate	75,888	79,709	2,161	—	—
Consumer	12,135	7,260	6,080	—	—
Total	$105,357	$112,744	$8,885	$—	$—

	As of December 31, 2018
	ACI Loans / Pools Identified as Impaired
(In thousands)	Recorded Investment in Impaired Loans(1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
Commercial and Industrial	$2,100	$2,331	$58	$—	$—
Commercial Real Estate	74,017	97,613	1,641	—	—
Consumer	18,301	17,888	6,225	—	—
Total	$94,418	$117,832	$7,924	$—	$—

(1)	The recorded investment of a loan also includes any interest receivable, net unearned discount or fees, and unamortized premium or discount.

ACI Loans that Were Modified into TDRs

There was one ACI loan modified into a TDR for the six months ended June 30, 2019 with a recorded investment of $1.5 million. There were no ACI loans modified into a TDR for the six months ended June 30, 2018. There were no ACI TDRs experiencing payment default during the three and six months ended June 30, 2019 and 2018.  Default is defined as the earlier of the troubled debt restructuring being placed on nonaccrual status or obtaining 90 days past due status with respect to principal and interest payments.

Credit Exposure in the ACI Portfolio

The following table provides information regarding the credit exposure by portfolio segment and class of receivable.

ACI Loans by Risk Rating / Delinquency Stratification

ACI loans based on internal risk rating:

	As of
	June 30, 2019			December 31, 2018
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Special Mention	Substandard	Doubtful
Commercial and Industrial
General C&I	$122	$16,120	$930	$426	$1,445	$39
Restaurant industry	—	1,145	2,142	—	—	—
Total commercial and industrial	122	17,265	3,072	426	1,445	39
Commercial Real Estate
Income producing	400	15,800	—	1,207	3,080	—
Land and development	178	1,853	—	—	—	—
Total commercial real estate	578	17,653	—	1,207	3,080	—
Consumer
Residential real estate	118	4,142	—	89	4,442	—
Other	—	45	—	—	3	—
Total consumer	118	4,187	—	89	4,445	—
Small Business Lending	418	15,672	—	—	—	—
Total	$1,236	$54,777	$3,072	$1,722	$8,970	$39

ACI Consumer credit exposure, based on past due status:

	As of
	June 30, 2019		December 31, 2018
(Recorded Investment in thousands)	Residential Real Estate	Other	Residential Real Estate	Other
0 – 29 Days Past Due	$102,556	$802	$115,404	$845
30 – 59 Days Past Due	2,192	37	1,985	91
60 – 89 Days Past Due	2,415	26	1,435	—
90 – 119 Days Past Due	633	—	217	3
120 + Days Past Due	3,280	45	3,598	—
Total	$111,076	$910	$122,639	$939

Note 5—Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
(In thousands)	2019	2018
Goodwill	$483,211	$307,083
Core deposit intangible, net of accumulated amortization of $50,412 and $39,385, respectively	101,211	301
Customer lists, net of accumulated amortization of $20,758 and $19,709, respectively	9,794	6,992
Trademarks, net of accumulated amortization of $35 and $0, respectively	1,389	24
Total goodwill and intangible assets	$595,605	$314,400

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

The fair value of derivative positions outstanding is included in “other assets” and “other liabilities” on the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows. For derivatives not designated as hedging instruments, gains and losses due to changes in fair value are included in noninterest income and the operating section of the consolidated statement of cash flows. For derivatives designated as hedging instruments, the entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income when the forecasted transaction affects income. The notional amounts and estimated fair values as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019			December 31, 2018
		Fair Value			Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$650,000	$—	$2,995	$650,000	$—	$23,968
Commercial loan interest rate collars	4,000,000	250,097	—	—	—	—
Total derivatives designated as hedging instruments	4,650,000	250,097	2,995	650,000	—	23,968
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	1,095,941	8,398	969	1,155,942	4,439	1,777
Commercial loan interest rate caps	134,451	85	85	88,430	239	239
Commercial loan interest rate floors	679,901	9,517	9,517	652,822	5,587	5,587
Commercial loan interest rate collars	80,000	324	324	80,000	96	96
Mortgage loan held for sale interest rate lock commitments	11,246	99	—	5,286	72	—
Mortgage loan forward sale commitments	6,889	—	13	1,959	5	—
Mortgage loan held for sale floating commitments	1,677	—	—	14,690	—	—
Foreign exchange contracts	65,618	171	271	46,971	698	683
Total derivatives not designated as hedging instruments	2,075,723	18,594	11,179	2,046,100	11,136	8,382
Total derivatives	$6,725,723	$268,691	$14,174	$2,696,100	$11,136	$32,350

The Company is party to collateral support agreements with certain derivative counterparties. Such agreements require that the Company or the counter-party to maintain collateral based on the fair values of derivative transactions. In the event of default by a counterparty the non-defaulting counter-party would be entitled to the collateral.  At June 30, 2019 and December 31, 2018, the Company was required to post $13.5 million and $25.3 million, respectively, in cash or securities as collateral for its derivative transactions, which are included in “interest-bearing deposits with banks” on the Company’s consolidated balance sheets. In addition, the Company had recorded the obligation to return cash collateral provided by a counter-party of $252.2 million as of June 30, 2019 within deposits on the Company’s consolidated balance sheet.  The Company’s master agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts of derivatives executed with the same counterparty under the master agreement.

Pre-tax gain (loss) included in the consolidated statements of income related to derivative instruments for the three and six months ended June 30, 2019 and 2018 were as follows:

	For the Three Months Ended June 30,
	2019			2018
(In thousands)	OCI	Reclassified from AOCI to interest income	Noninterest income	OCI	Reclassified from AOCI to interest income	Noninterest income
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$11,310	$(1,509)	$—	$(3,762)	$(1,180)	$—
Commercial loan interest rate collars	86,125	37
Derivatives not designated as hedging instruments:
Mortgage loans held for sale interest rate lock commitments	$—	$—	$(42)	$—	$—	$3
Foreign exchange contracts	—	—	984	—	—	515

	For the Six Months Ended June 30,
	2019			2018
(In thousands)	OCI	Reclassified from AOCI to interest income	Noninterest income	OCI	Reclassified from AOCI to interest income	Noninterest income
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$17,956	$(3,017)	$—	$(15,040)	$(1,513)	$—
Commercial loan interest rate collars	127,602	37	—	—	—	—
Derivatives not designated as hedging instruments:
Mortgage loans held for sale interest rate lock commitments	—	—	27	—	—	64
Foreign exchange contracts	—	—	2,124	—	—	1,023

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

Based on our current interest rate forecast, $15.8 million of deferred income on derivatives in OCI at June 30, 2019 is estimated to be reclassified into net interest income during the next twelve months. Future changes to interest rates may significantly change actual amounts reclassified to income. There were no reclassifications into income during the six months ended June 30, 2019 and 2018 as a result of any discontinuance of cash flow hedges because the forecasted transaction was no longer probable. The maximum length of time over which the Company is hedging a portion of its exposure to the variability in future cash flows for forecasted transactions is approximately 6.7 years as of June 30, 2019.

Interest Rate Swap, Floor, Cap and Collar Agreements not designated as hedging derivatives

The Company enters into certain interest rate swap, floor, cap and collar agreements on commercial loans that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap, floor, cap or collar with a loan customer while at the same time entering into an offsetting interest rate agreement with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The interest rate swap transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate. The interest rate cap transaction allows the Company’s customer to minimize interest rate risk exposure to rising interest rates. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s consolidated statements of income. The Company is exposed to credit loss in the event of nonperformance by the parties to the interest rate agreements. However, the Company does not anticipate nonperformance by the counterparties. The estimated fair value has been recorded as an asset and a corresponding liability in the accompanying consolidated balance sheets as of June 30, 2019 and December 31, 2018.

Note 7—Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases. This ASU requires lessees to recognize right-of-use (“ROU”) assets and related lease liabilities on their consolidated balance sheets for all arrangements with terms longer than 12 months. Operating ROU assets represent a right to use an underlying asset for the contractual lease term. Operating lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and related liabilities are recognized at commencement date based upon the present value of lease payments over the lease term.

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

The components of lease cost for the three and six months ended June 30, 2019 were as follows:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2019	June 30, 2019
Operating lease cost	$2,470	$5,120
Sublease income	(437)	(854)
Total lease cost	$2,033	$4,266

As of June 30, 2019, a right-of-use asset of $66.5 million and an operating lease liability of $78.5 million were included as part of “other assets” and “other liabilities”, respectively, on the unaudited consolidated balance sheets. Supplemental balance sheet information related to operating leases at June 30, 2019 was as follows:

(Dollars in thousands)
Weighted average remaining lease term (in years)	12.5
Weighted average discount rate	4.8%

Supplemental cash flow information related to leases for the six months ended June 30, 2019 was as follows:

(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$5,683
Right-of-use assets obtained in exchange for operating lease liabilities	82,220

The following table presents a maturity analysis of the Company’s operating leases as of June 30, 2019:

(In thousands)
2019	$5,521
2020	10,900
2021	10,811
2022	9,195
2023	8,569
Thereafter	60,941
Total lease payments	105,937
Less: interest	(27,476)
Operating lease liability	$78,461

Note 8—Deposits

Domestic time deposits $250,000 and over were $661.5 million and $491.3 million at June 30, 2019 and December 31, 2018, respectively.  There were no foreign time deposits at either June 30, 2019 or December 31, 2018.

Note 9—Borrowed Funds

Repurchase Agreements

Securities sold under agreements to repurchase generally mature within one to seven days from the transaction date. Securities underlying the repurchase agreements remain under the control of the Company. Repurchase agreements are treated as collateralized financing obligations and are reflected as a liability in the consolidated balance sheets. The carrying value of investment securities collateralizing repurchase agreements was $3.0 million and $3.3 million at June 30, 2019 and December 31, 2018, respectively.

Information concerning the Company’s securities sold under agreements to repurchase is summarized as follows:

(In thousands)	June 30, 2019	December 31, 2018
Balance at period end	$1,648	$1,106
Average balance during the period	7,595	1,630
Average interest rate during the period	0.14%	0.25%
Maximum month-end balance during the period	$23,908	$2,384

Senior and Subordinated Debt

In June 2019, the Company completed a registered public offering of $85 million aggregate principal amount of 4.75% fixed to floating rate subordinated notes due 2029, whereby the net proceeds of the offering were used to redeem its 4.875% senior notes due June 28, 2019. In June 2014, the Company and the Bank completed an unregistered $245 million multi-tranche debt transaction and in March 2015, the Company completed an unregistered $50 million debt transaction. These transactions enhanced our liquidity and regulatory capital levels to support balance sheet growth. Details of the debt transactions are as follows:

(In thousands)	June 30, 2019	December 31, 2018
Cadence Bancorporation:
4.875% senior notes, due June 28, 2019	$—	$145,000
5.375% senior notes, due June 28, 2021	50,000	50,000
7.250% subordinated notes, due June 28, 2029, callable in 2024	35,000	35,000
6.500% subordinated notes, due March 2025, callable in 2020	40,000	40,000
4.750% subordinated notes, due June 2029, callable in 2024	85,000	—
Total — Cadence Bancorporation	210,000	270,000
Cadence Bank:
6.250% subordinated notes, due June 28, 2029, callable in 2024	25,000	25,000
Debt issue costs and unamortized premium	(2,607)	(1,211)
Purchased	—	(10,078)
Total senior and subordinated debt	$232,393	$283,711

The senior transactions were structured with 4 and 7 year maturities to provide holding company liquidity and to stagger the Company’s debt maturity profile. The $35 million and $25 million subordinated debt transactions were structured with a 15 year maturity, 10 year call options, and fixed-to-floating interest rates. These subordinated debt structures were designed to achieve full Tier 2 capital treatment for 10 years. The $85 million subordinated debt transaction was structured with a 10 year maturity, a 5 year call option, and a fixed-to-floating interest rate. The $40 million subordinated debt transaction has a 5 year call option.

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

Junior Subordinated Debentures

In conjunction with the Company’s acquisition of Cadence Financial Corporation and Encore Bank, N.A., the junior subordinated debentures were marked to their fair value as of their respective acquisition dates. The related mark is being amortized over the remaining term of the junior subordinated debentures.  Details of the junior subordinated debt are as follows:

(In thousands)	June 30, 2019	December 31, 2018
Junior subordinated debentures, 3 month LIBOR plus 2.85%, due 2033	$30,000	$30,000
Junior subordinated debentures, 3 month LIBOR plus 2.95%, due 2033	5,155	5,155
Junior subordinated debentures, 3 month LIBOR plus 1.75%, due 2037	15,464	15,464
Total par value	50,619	50,619
Purchase accounting adjustment, net of amortization	(13,420)	(13,666)
Total junior subordinated debentures	$37,199	$36,953

Advances from FHLB and Borrowings from FRB

The Bank reported FHLB advances of $100 million and $150 million as of June 30, 2019 and December 31, 2018, respectively. Advances are collateralized by $2.7 billion of investment securities and commercial and residential real estate loans pledged under a blanket lien arrangement as of June 30, 2019, which provides $2.2 billion of borrowing availability.

As of June 30, 2019 and December 31, 2018, the FHLB has issued for the benefit of the Bank irrevocable letters of credit totaling $385 million and $590 million, respectively. Included in the FHLB letters of credit is a $35 million of irrevocable letter of credit in favor of the State of Alabama SAFE Program to secure certain deposits of the State of Alabama. This letter of credit expires September 28, 2020 upon 45 days’ prior notice of non-renewal; otherwise it automatically extends for a successive one-year term. The Bank also has a $350 million irrevocable letter of credit to secure a large public fund treasury management deposit.  This letter of credit will expire May 26, 2021 upon 45 days’ prior notice of non-renewal; otherwise it automatically extends for a successive one-year term.

There were no borrowings from the FRB discount window as of June 30, 2019 and December 31, 2018. Any borrowings from the FRB will be collateralized by $756.9 million in commercial loans pledged under a borrower-in-custody arrangement.

Holding Company Revolving Loan Facility

On March 29, 2019, the Company entered into a credit agreement for a revolving loan facility in the amount of $100 million. The proceeds of the revolving loans shall be used to finance general corporate purposes. There was $5 million outstanding under this line of credit at June 30, 2019.

Note 10—Other Noninterest Income and Other Noninterest Expense

The detail of the other noninterest income and other noninterest expense captions presented in the consolidated statements of income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Other noninterest income
Insurance revenue	$244	$417	$442	$2,677
Bankcard fees	2,279	1,915	4,492	3,799
Income from bank owned life insurance policies	1,264	910	2,416	1,845
Other	1,394	4,180	2,979	4,311
Total other noninterest income	$5,181	$7,422	$10,329	$12,632

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Other noninterest expenses
Data processing expense	$3,435	$2,304	$6,029	$4,677
Software amortization	3,184	1,496	6,519	2,410
Consulting and professional fees	1,899	2,545	4,128	5,480
Loan related expenses	1,740	645	2,650	900
FDIC insurance	1,870	1,223	3,622	2,178
Communications	1,457	703	2,455	1,407
Advertising and public relations	1,104	575	1,885	916
Legal expenses	645	468	803	3,095
Other	9,937	5,606	18,118	10,705
Total other noninterest expenses	$25,271	$15,565	$46,209	$31,768

Note 11—Income Taxes

Income tax expense for the three and six months ended June 30, 2019 was $14.7 million and $31.8 million compared to $8.4 million and $19.3 million for the same periods in 2018. The effective tax rate was 23.3% and 23.0% for the three and six months ended June 30, 2019 compared to 14.9% and 18.2% for the same periods in 2018. The increase in the effective tax rate for the three and six months ended June 30, 2019 compared to the same periods in 2018 was driven by a one-time $6.0 million bad debt deduction recognized in the second quarter of 2018 related to the legacy loan portfolio.

The effective tax rate is primarily affected by the amount of pre-tax income, tax-exempt interest income, and the increase in cash surrender value of bank-owned life insurance.  The effective tax rate is also affected by discrete items that may occur in any given period but are not consistent from period-to-period, which may impact the comparability of the effective tax rate between periods.

At June 30, 2019, we had a net deferred tax liability of $14.8 million, compared to a net deferred tax asset of
$33.2 million at December 31, 2018. The decrease in the net deferred asset was primarily due to certain purchase accounting adjustments recorded during the State Bank acquisition, changes in market conditions that impact the mark to market deferred tax adjustment on securities available-for-sale and the mark to market deferred tax adjustment on our cash flow hedges including our new interest rate collar agreement.

Note 12—Earnings Per Common Share

The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Net income per consolidated statements of income	$48,346	$47,974	$106,547	$86,799
Net income allocated to participating securities	(170)	(60)	(401)	(106)
Net income allocated to common stock	$48,176	$47,914	$106,146	$86,693

Weighted average common shares outstanding (Basic)	128,791,933	83,625,000	129,634,049	83,625,000
Weighted average dilutive restricted stock units and options	243,620	1,167,657	153,709	1,108,732
Weighted average common shares outstanding (Diluted)	129,035,553	84,792,657	129,787,758	84,733,732

Earnings per common share (Basic)	$0.37	$0.57	$0.82	$1.04
Earnings per common share (Diluted)	$0.37	$0.57	$0.82	$1.02

The effect from the assumed exercise of 169,800 and 1,009,148 stock options and restricted stock units for the three and six months ended June 30, 2019, respectively, were not included in the above computations of diluted earnings per share because such amounts would have had an antidilutive effect on earnings per common share. There were no antidilutive stock options and restricted stock units for the three and six months ended June 30, 2018.

Note 13—Related Party Transactions

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices, and are within applicable regulatory and lending limitations.  The aggregate balances of related party deposits were insignificant as of June 30, 2019. At December 31, 2018, the aggregate balances of related party deposits were approximately $571 million. This was primarily due to a deposit account of approximately $311 million by State Bank and one large deposit account by a related third party. The aggregate balances of related party loans as of June 30, 2019 and December 31, 2018 were insignificant.

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

The actual capital amounts and ratios for the Company and the Bank as of June 30, 2019 and December 31, 2018 are presented in the following tables and as shown, are above the thresholds necessary to be considered “well-capitalized”. Management believes that no events or changes have occurred after June 30, 2019 that would change this designation.

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
June 30, 2019
Tier 1 leverage	$1,753,802	10.3%	$1,927,227	11.3%
Common equity tier 1 capital	1,753,802	10.9	1,877,227	11.7
Tier 1 risk-based capital	1,753,802	10.9	1,927,227	12.0
Total risk-based capital	2,085,153	12.9	2,068,216	12.8
Minimum requirement:
Tier 1 leverage	683,793	4.0	683,820	4.0
Common equity tier 1 capital	725,187	4.5	724,654	4.5
Tier 1 risk-based capital	966,916	6.0	966,206	6.0
Total risk-based capital	1,289,221	8.0	1,288,274	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	854,777	5.0
Common equity tier 1 capital	N/A	N/A	1,046,723	6.5
Tier 1 risk-based capital	966,916	6.0	1,288,274	8.0
Total risk-based capital	1,611,526	10.0	1,610,343	10.0

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
December 31, 2018
Tier 1 leverage	$1,209,407	10.1%	$1,327,974	11.1%
Common equity tier 1 capital	1,172,454	9.8	1,277,974	10.7
Tier 1 risk-based capital	1,209,407	10.1	1,327,974	11.1
Total risk-based capital	1,403,311	11.8	1,447,719	12.1
Minimum requirement:
Tier 1 leverage	479,940	4.0	479,667	4.0
Common equity tier 1 capital	536,930	4.5	536,285	4.5
Tier 1 risk-based capital	715,907	6.0	715,047	6.0
Total risk-based capital	954,542	8.0	953,396	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	599,584	5.0
Common equity tier 1 capital	N/A	N/A	774,634	6.5
Tier 1 risk-based capital	715,907	6.0	953,396	8.0
Total risk-based capital	1,193,178	10.0	1,191,745	10.0

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

The Bank is required to maintain average reserve balances in the form of cash or deposits with the Federal Reserve Bank. The reserve balance varies depending upon the types and amounts of deposits. At June 30, 2019 and December 31, 2018, the required reserve balance with the Federal Reserve Bank was approximately $234.0 million and $91.5 million, respectively.

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

(In thousands)	June 30, 2019	December 31, 2018
Commitments to extend credit	$4,904,873	$4,078,708
Commitments to grant loans	282,259	103,570
Standby letters of credit	212,079	141,214
Performance letters of credit	16,280	21,026
Commercial letters of credit	23,403	11,262

Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. In addition, the Company has entered certain contingent commitments to grant loans. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the three and six months ended June 30, 2019 and 2018.

The Company makes investments in limited partnerships, including certain low income housing partnerships for which tax credits are received. As of June 30, 2019 and December 31, 2018, unfunded capital commitments totaled $42.6 million and $37.5 million, respectively.

The Company and the Bank are defendants in various pending and threatened legal actions arising in the normal course of business. In the opinion of management, based upon the advice of legal counsel, the ultimate disposition of all pending and threatened legal action will not have a material effect on the Company’s consolidated financial statements.

Note 16—Concentrations of Credit

Most of the loans, commitments and letters of credit involve customers or sponsors in the Company’s market areas. A portion of our investments in state and municipal securities consists of governmental entities within the Company’s market areas. General concentrations of credit by type of loan are set forth in Note 4 of these consolidated financial statements. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Letters of credit were granted primarily to commercial borrowers.

Note 17—Supplemental Cash Flow Information

	For the Six Months Ended June 30,
(In thousands)	2019	2018
Cash paid during the year for:
Interest	$101,974	$48,428
Income taxes, net of refunds	30,692	22,980
Non-cash investing activities (at fair value):
Acquisition of real estate in settlement of loans	1,886	2,208
Transfers of loans held for sale to loans	33,464	-
Transfers of commercial loans to loans held for sale	17,444	3,500

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at June 30, 2019 and December 31, 2018:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2019
Assets
Investment securities available-for-sale	$1,684,847	$—	$1,684,847	$—
Equity securities with readily determinable fair values not held for trading	1,738	1,738	—	—
Derivative assets	268,691	—	268,691	—
Net profits interests	5,376	—	—	5,376
Other assets	18,319	—	—	18,319
Total recurring basis measured assets	$1,978,971	$1,738	$1,953,538	$23,695
Liabilities
Derivative liabilities	$14,174	$—	$14,174	$—
Total recurring basis measured liabilities	$14,174	$—	$14,174	$—

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Assets
Investment securities available-for-sale	$1,187,252	$—	$1,187,252	$—
Equity securities with readily determinable fair values not held for trading	5,840	5,840	—	—
Derivative assets	11,136	—	11,136	—
Net profits interests	5,779	—	—	5,779
Other assets	11,191			11,191
Total recurring basis measured assets	$1,221,198	$5,840	$1,198,388	$16,970
Liabilities
Derivative liabilities	$32,350	$—	$32,350	$—
Total recurring basis measured liabilities	$32,350	$—	$32,350	$—

There were no transfers between the Level 1 and Level 2 fair value categories during the three and six months ended June 30, 2019 and 2018.

Changes in Level 3 Fair Value Measurements

The tables below include a roll-forward of the consolidated balance sheet amounts for the three and six months ended June 30, 2019 and 2018 for changes in the fair value of financial instruments within Level 3 of the valuation hierarchy that are recorded on a recurring basis. Level 3 financial instruments typically include unobservable components but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table (which are reported in other noninterest income in the consolidated income statements) may include changes to fair value due in part to observable factors that may be part of the valuation methodology.

Level 3 Assets Measured at Fair Value on a Recurring Basis

	For the Three Months Ended June 30,
	2019	2018	2019	2018	2019
(In thousands)	Net Profits Interests		Investments in Limited Partnerships		SBA Servicing Rights
Beginning Balance	$5,317	$14,295	$11,601	$7,514	$3,803
Originations	—	—	—	—	194
Net gains (losses) included in earnings	59	(1,333)	288	719	(211)
Reclassifications	—	—	675	—	—
Contributions paid	—	—	2,409	883	—
Distributions received	—	(123)	(440)	(264)	—
Ending Balance	$5,376	$12,839	$14,533	$8,852	$3,786
Net unrealized gains (losses) included in earnings relating to assets held at the end of the period	$59	$(1,333)	$288	$719	$(211)

	For the Six Months Ended June 30,
	2019	2018	2019	2018	2019
(In thousands)	Net Profits Interests		Investments in Limited Partnerships		SBA Servicing Rights
Beginning Balance	$5,779	$15,833	$11,191	$—	$—
Acquired	—	—	—	—	6,213
Originations	—	—	—	—	514
Transfers in due to adoption of ASU 2016-01	—	—	—	5,518	—
Adjustment recorded in retained earnings due to adoption of ASU 2016-01	—	—	—	1,201	—
Net (losses) gains included in earnings	(115)	(2,202)	1,034	1,395	(2,941)
Reclassifications	—	—	(125)	—	—
Contributions paid	—	—	3,017	1,108	—
Distributions received	(288)	(792)	(584)	(370)	—
Ending Balance	$5,376	$12,839	$14,533	$8,852	$3,786
Net unrealized (losses) gains included in earnings relating to assets held at the end of the period	$(115)	$(2,202)	$1,034	$1,395	$(2,941)

Assets Recorded at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheets at June 30, 2019 and December 31, 2018, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2019
Loans held for sale	$45,088	$—	$45,088	$—
Impaired loans, net of specific allowance	92,821	—	—	92,821
Other real estate	2,336	—	—	2,336
Total assets measured on a nonrecurring basis	$140,245	$—	$45,088	$95,157

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Loans held for sale	$59,461	$—	$59,461	$—
Impaired loans, net of specific allowance	71,741	—	—	71,741
Other real estate	2,406	—	—	2,406
Total assets measured on a nonrecurring basis	$133,608	$—	$59,461	$74,147

Significant unobservable inputs used in Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis are summarized below:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
June 30, 2019
Impaired loans, net of specific allowance	$92,821	Appraised value, as adjusted	Discount to fair value	0% - 37%(1)
		Discounted cash flow	Net recoverable oil and gas reserves and forward-looking commodity prices. Discount rate –10%	11% - 35%(1)
		Discounted cash flow	Discount rates 2.9% to 8.7%	0% - 20%(1)
		Enterprise value	Exit multiples	33%(1)
		Enterprise value	EBITDA	10% - 12%(1)
		Enterprise value	Comparables average multiplier	39%(1)
Other real estate	2,336	Appraised value, as adjusted	Discount to fair value	0% - 20%
			Estimated closing costs	10%
(1) - Represents difference of unpaid balance to fair value.

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
December 31, 2018
Impaired loans, net of specific allowance	$71,741	Appraised value, as adjusted	Discount to fair value	0% - 20%
		Discounted cash flow	Net recoverable oil and gas reserves and forward-looking commodity prices. Discount rate –10%	0 - 10%
		Discounted cash flow	Discount rates – 2.9% to 8.7%	0% - 20%(1)
		Enterprise value	Exit multiples	0 - 15%(1)
Other real estate	2,406		Estimated closing costs	10%
		Appraised value, as adjusted	Discount to fair value	0% - 20%
			Estimated closing costs	10%
(1) - Represents difference of unpaid balance to fair value.

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2019
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$208,340	$208,340	$208,340	$—	$—
Interest-bearing deposits in other banks	551,581	551,581	551,581	—	—
Federal funds sold	6,337	6,337	6,337	—	—
Investment securities available-for-sale	1,684,847	1,684,847	—	1,684,847	—
Equity securities with readily determinable fair values not held for trading	1,738	1,738	1,738	—	—
Loans held for sale	45,088	45,088	—	45,088	—
Net loans	13,512,589	13,462,812	—	—	13,462,812
Derivative assets	268,691	268,691	—	268,691	—
Net profits interests	5,376	5,376	—	—	5,376
Other assets	60,921	60,921	—	—	60,921
Financial Liabilities:
Deposits	14,487,821	14,496,831	—	14,496,831	—
Advances from FHLB	100,000	100,000	—	100,000	—
Securities sold under agreements to repurchase	1,648	1,648	—	1,648	—
Senior debt	49,905	51,584	—	51,584	—
Subordinated debt	182,488	190,110	—	190,110	—
Junior subordinated debentures	37,199	48,207	—	48,207	—
Notes payable	5,000	5,000	—	5,000	—
Derivative liabilities	14,174	14,174	—	14,174	—

	December 31, 2018
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$237,342	$237,342	$237,342	$—	$—
Interest-bearing deposits in other banks	523,436	523,436	523,436	—	—
Federal funds sold	18,502	18,502	18,502	—	—
Investment securities available-for-sale	1,187,252	1,187,252	—	1,187,252	—
Equity securities with readily determinable fair values not held for trading	5,840	5,840	5,840	—	—
Loans held for sale	59,461	59,461	—	59,461	—
Net loans	9,959,545	9,735,130	—	—	9,735,130
Derivative assets	11,136	11,136	—	11,136	—
Net profits interests	5,779	5,779	—	—	5,779
Investments in limited partnerships	36,917	36,917			36,917
Financial Liabilities:
Deposits	10,708,689	10,700,350	—	10,700,350	—
Advances from FHLB	150,000	150,000	—	150,000	—
Securities sold under agreements to repurchase	1,106	1,106	—	1,106	—
Senior debt	184,801	194,762	—	194,762	—
Subordinated debt	98,910	103,008	—	103,008	—
Junior subordinated debentures	36,953	46,946	—	46,946	—
Derivative liabilities	32,350	32,350	—	32,350	—

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

The Company evaluates performance and allocates resources based on profit or loss from operations. There are no material inter-segment sales or transfers. The accounting policies used by each reportable segment are the same as those discussed in Note 1 of the Annual Report on Form 10-K for the year ended December 31, 2018. All costs, except corporate administration and income taxes, have been allocated to the reportable segments. Therefore, combined amounts agree to the consolidated totals.

The following tables present the operating results of the segments as of and for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$165,832	$(592)	$(4,453)	$160,787
Provision for credit losses	28,927	—	—	28,927
Noninterest income	23,063	8,444	215	31,722
Noninterest expense	91,266	7,914	1,349	100,529
Income tax expense (benefit)	15,893	(62)	(1,124)	14,707
Net income	$52,809	$—	$(4,463)	$48,346
Total assets	$17,371,669	$101,028	$31,308	$17,504,005

	Three Months Ended June 30, 2018
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$100,515	$(700)	$(4,431)	$95,384
Provision for credit losses	1,263	—	—	1,263
Noninterest income	9,320	14,980	372	24,672
Noninterest expense	50,035	9,815	2,585	62,435
Income tax expense (benefit)	13,480	3,239	(8,335)	8,384
Net income	$45,057	$1,226	$1,691	$47,974
Total assets	$11,204,713	$95,232	$5,583	$11,305,528

	Six Months Ended June 30, 2019
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$340,228	$(1,222)	$(8,930)	$330,076
Provision for credit losses	40,137	—	—	40,137
Noninterest income	43,151	18,729	506	62,386
Noninterest expense	188,610	15,547	9,812	213,969
Income tax expense (benefit)	35,754	311	(4,256)	31,809
Net income	$118,878	$1,649	$(13,980)	$106,547

	Six Months Ended June 30, 2018
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income	$196,615	$(1,307)	$(8,813)	$186,495
Provision for credit losses	5,643	—	—	5,643
Noninterest income	21,758	27,338	559	49,655
Noninterest expense	100,567	19,792	4,015	124,374
Income tax expense (benefit)	25,926	3,547	(10,139)	19,334
Net income	$86,237	$2,692	$(2,130)	$86,799

Note 20—Equity-based Compensation

The Company administers a long-term incentive compensation plan, the Amended and Restated 2015 Omnibus Incentive Plan (the “Plan”), that permits the Company to grant to employees and directors various forms of incentive compensation. The principal purposes of this plan are to focus directors, officers and other employees and consultants on business performance that creates shareholder value, to encourage innovative approaches to the business of the Company, and to encourage ownership of the Company’s stock. The Plan authorizes 7,500,000 common share equivalents available for grant, where grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. The number of remaining share equivalents available for future issuance under the Plan was 4,119,895 at June 30, 2019.

Restricted Stock Units

In the first six months of 2019, the Company granted 1,149,963 shares of restricted stock units pursuant to and subject to the provisions of the Plan. Of the units granted, 381,283 will vest in twelve quarterly installments ending in the first quarter of 2022;  57,521 shares will cliff-vest in first quarter of 2022; 226,089 shares will cliff-vest in the first quarter of 2023; and 4,000 shares will vest in the second quarter of 2020. The remaining grants specify a stated target number of units, the determination of the actual settlement in shares will be based in part on the achievement of certain financial performance measures of the Company over the three years ended December 31, 2021. For half of the units granted, these performance conditions will determine the actual units vesting in the first quarter 2022 and can be in the range of twenty-five percent to two times the units granted. The remaining half of the restricted stock units vest equally in the first quarter of each of the next three years. These grants include rights as a shareholder in the form of dividend equivalents. Dividend equivalents for time vested restricted stock units will be paid on each dividend payment date for the Company; dividend equivalents for the performance vesting restricted stock will be accrued and paid on the vested number of shares once the performance is achieved and the shares are issued. The fair value of the restricted stock units were estimated based upon the fair value of the underlying shares on the date of the grant.

The Company recorded $2.7 million and $3.6 million of equity-based compensation expense for the outstanding restricted stock units for the three and six months ended June 30, 2019, respectively compared to $1.0 million and $1.4 million for the three and six months ended June 30, 2018, respectively. The remaining expense related to unvested restricted stock units is $21.0 million as of June 30, 2019 and will be recognized over the next 30 to 45 months.

The following table summarizes the activity related to restricted stock unit awards:

	For the Six Months Ended June 30,
	2019		2018
	Number of Shares	Fair Value per Unit at Award Date	Number of Shares	Fair Value per Unit at Award Date
Non-vested at beginning of period	273,354	$26.49	672,750	$5.14
Vested during the period	(81,377)	22.53	—	—
Forfeited during the period	(53,816)	20.57	—	—
Granted during the period	1,149,963	17.39	270,105	26.50
Non-vested at end of period	1,288,124	$18.86	942,855	$11.26

Stock Options

During the six months ended June 30, 2019, Cadence granted stock options to certain executive officers. The options were granted at an exercise price equal to a 15% premium to the fair value of the common stock at the date of grant. The options vest over a three-year period and expire at the end of seven years. The remaining expense related to nonvested stock option grants is $3.2 million at June 30, 2019 and will be recognized over the next 30 months.

The following table summarizes the activity related to stock option awards:

	For the Six Months Ended June 30, 2019
	Number of Shares	Weighted Average Exercise Price
Outstanding options at beginning of period	—	$—
Granted during the period	1,602,848	20.43
Exercised during the period	—	—
Forfeited or expired during the period	—	—
Non-vested at end of period	1,602,848	$20.43

The Company uses the Black-Scholes option pricing model to estimate the fair value of the stock options. The following weighted-average assumptions were used for option awards issued during the six months ended June 30, 2019:

For the Six Months Ended June 30, 2019
Expected dividends	3.1%
Expected volatility	25.2%
Risk-free interest rate	2.5%
Expected term (in years)	4.5
Weighted-average grant date fair value	$2.32

Note 21—Accumulated Other Comprehensive Income (Loss)

Activity within the balances in accumulated other comprehensive gain (loss) is shown in the following tables for the six months ended June 30, 2019 and 2018:

(In thousands)	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on defined benefit pension plans	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Accumulated other comprehensive gain (loss)
Balance at December 31, 2018	$(24,279)	$(328)	$(18,305)	$(42,912)
Net change	40,589	—	115,457	156,046
Balance at June 30, 2019	$16,310	$(328)	$97,152	$113,134

(In thousands)	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on defined benefit pension plans	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Accumulated other comprehensive gain (loss)
Balance at December 31, 2017	$(2,160)	$(531)	$(16,342)	$(19,033)
Net change	(27,097)	—	(10,401)	(37,498)
Balance at June 30, 2018	$(29,257)	$(531)	$(26,743)	$(56,531)

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

The Bank has invested in several affordable housing projects as a limited partner. The partnerships have qualified to receive annual affordable housing federal tax credits that are recognized as a reduction of current tax expense. The Company has determined that these structures meet the definition of VIE’s under Topic ASC 810 but that consolidation is not required, as the Bank is not the primary beneficiary. At June 30, 2019 and December 31, 2018, the Bank’s maximum exposure to loss associated with these limited partnerships was limited to the Bank’s investment. The Company accounts for these investments and the related tax credits using either the effective yield method or the proportional amortization method, depending upon the date of the investment. Under the effective yield method, the Bank recognizes the tax credits as they are allocated and amortizes the initial costs of the investments to provide a constant effective yield over the period that the tax credits are allocated. Under the proportional amortization method, the Bank amortizes the cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. At June 30, 2019 and December 31, 2018, the Company had recorded investments in other assets on its consolidated balance sheets of approximately $24.5 million and $7.8 million, respectively related to these investments.

Additionally, the Company invests in other certain limited partnerships accounted for under the fair value practical expedient of net asset value totaling $14.5 million and $11.2 million as of June 30, 2019 and December 31, 2018, respectively.  The company recognized $0.1 million loss and $0.7 million gain for the three and six months ended June 30, 2019 compared to $0.5 million and $1.2 million in gains for the same periods in 2018 related to these assets recorded at fair value through net income.  Certain other limited partnerships without readily determinable fair values that do not qualify for the practical expedient are accounted for at their cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments totaled $9.3 million and $8.7 million as of June 30, 2019 and December 31, 2018, respectively. Other limited partnerships are accounted for under the equity method totaling $8.9 million and $9.2 million at June 30, 2019 and December 31, 2018, respectively.

The following table presents a summary of the Company’s investments in limited partnerships subsequent to the adoption of ASU 2016-01 and as of June 30, 2019 and December 31, 2018:

(In thousands)	June 30, 2019	December 31, 2018
Affordable housing projects (amortized cost)	$24,455	$7,803
Limited partnerships accounted for under the fair value practical expedient of NAV	14,533	11,191
Limited partnerships without readily determinable fair values that do not qualify for the practical expedient of NAV accounted for under the cost method	9,288	8,714
Limited partnerships required to be accounted for under the equity method	8,859	9,209
Total investments in limited partnerships	$57,135	$36,917

Marketable equity securities carried at fair value consist of one CRA qualifying investment and is reported in other assets in the consolidated balance sheets. Total marketable equity securities were $1.7 million and $5.8 million at June 30, 2019 and December 31, 2018, respectively.

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

(In thousands)	Carrying Amount
Carrying value, December 31, 2018	$8,714
Reclassifications	125
Distributions	(929)
Contributions	1,378
Carrying value, June 30, 2019	$9,288

During 2016, the Bank received net profits interests in oil and gas reserves, in connection with the reorganization under bankruptcy of two loan customers (one of these was sold during 2018). The Company has determined that these contracts meet the definition of VIE’s under Topic ASC 810, but that consolidation is not required as the Bank is not the primary beneficiary. The net profits interest is a financial instrument and recorded at estimated fair value, which was $5.4 million and $5.8 million at June 30, 2019 and December 31, 2018, respectively, representing the maximum exposure to loss as of that date.

The Company has established a rabbi trust related to the deferred compensation plan offered to certain of its employees. The Company contributes employee cash compensation deferrals to the trust. The assets of the trust are available to creditors of the Company only in the event the Company becomes insolvent. This trust is considered a VIE because either there is no equity at risk in the trust or because the Company provided the equity interest to its employees in exchange for services rendered. The Company is considered the primary beneficiary of the rabbi trust as it has the ability to select the underlying investments made by the trust, the activities that most significantly impact the economic performance of the rabbi trust. The Company includes the assets of the rabbi trust as a component of other assets and a corresponding liability for the associated benefit obligation in other liabilities in its consolidated balance sheets. At June 30, 2019 and December 31, 2018, the amount of rabbi trust assets and benefit obligation was $4.0 million and $3.6 million, respectively.

Note 23—Subsequent Event

On July 1, 2019, the Company’s wholly owned subsidiary, Linscomb & Williams, Inc., a fee-based investment advisory firm, acquired certain assets and assumed certain liabilities of Wealth & Pension Services Group, Inc. (W&P”) (the “Transaction”) for an initial cash payment of $5.2 million and future cash payments totaling approximately $2.2 million to be paid in installments over a five year period pursuant to, and subject to the terms and conditions contained in the Asset Purchase Agreement. W&P is also eligible for future earn-out payments pursuant to the Asset Purchase Agreement based on achieving certain levels of earnings growth over a three and five period.  W&P is a fee-based investment advisory firm with its principal office in Atlanta, Georgia.

The Company incurred $0.1 million of related acquisition costs in the second quarter of 2019 which are reflected in the Consolidated Statements of Income. The Company expects to report W&P as part of its Financial Services segment. The Transaction qualifies as a business combination and will be accounted for using the acquisition method of accounting.

On July 26, 2019, the Company announced that the Board of Directors authorized the repurchase of up to $50 million of our common stock. The Company expects to fund the program with cash on hand and cash generated from operations, including dividends from our subsidiary bank. The repurchase authorization does not have an expiration date and may be modified, suspended or discontinued at any time at our discretion and does not obligate us to acquire any particular amount of common stock.  The actual timing, number and value of the shares to be purchased under the program will be determined by management at its discretion. The common stock repurchase program will be subject to various factors, including our capital position, liquidity, financial performance and alternate uses of capital, stock trading price, general market and other conditions, and applicable legal requirements. The common stock repurchases may be accomplished through open market purchases or privately negotiated transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis presents our results of operations and financial condition on a consolidated basis for the three and six months ended June 30, 2019.  This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of June 30, 2019 compared to December 31, 2018 for the balance sheets and the three and six months ended June 30, 2019 compared to June 30, 2018 for the statements of income.

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
•

risks relating to the continued use and availability of LIBOR and the related effect on our LIBOR-based financial products and contracts, including, but not limited to, loans, hedging products, investments, and borrowings.

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

Overview

Cadence Bancorporation is a financial holding company and a Delaware corporation headquartered in Houston, Texas, and is the parent company of Cadence Bank, N.A. With $17.5 billion in assets, $13.6 billion in total loans (net of unearned discounts and fees), $14.5 billion in deposits and $2.4 billion in shareholders’ equity as of June 30, 2019, we currently operate a network of 98 locations across Texas, Georgia, Alabama, Florida, Mississippi, and Tennessee. We focus on middle-market commercial lending, complemented by retail banking and wealth management services, and provide a broad range of banking services to businesses, high net worth individuals and business owners.

On January 1, 2019, we acquired all the outstanding stock of State Bank Financial Corporation (“State Bank”), of Atlanta, Georgia, the bank holding company for State Bank and Trust Company, in a stock transaction. State Bank shareholders received 1.271 shares of the Company’s Class A common stock in exchange for each share of State Bank common stock resulting in the issuance of 49.2 million shares of our Class A common stock resulting in a total purchase price of $826.4 million. The primary reasons for the transaction were to expand our market presence into Georgia, create a more diverse business mix, enhance our funding base and leverage operating costs through economies of scale. The acquisition added $3.5 billion in loans and $4.1 billion in deposits as well as 32 branch locations across northern and central Georgia.

We operate Cadence Bancorporation through three operating segments: Banking, Financial Services and Corporate. Our Banking Segment, which represented approximately 97% of our total revenues for the six months ended June 30, 2019, consists of our Commercial Banking, Retail Banking and Private Banking lines of business. Our Commercial Banking activities focus on commercial and industrial (“C&I”), community banking, business banking and commercial real estate lending and treasury management services to clients in our geographic footprint in Texas and the southeast United States. Our Commercial Banking line of business, includes areas of focus on select industries, which we refer to as our “specialized industries,” in which we believe we have specialized experience and service capabilities. These industries include franchise restaurant, healthcare and technology. Energy lending is also an area in which we specialize, as energy production and energy related industries are meaningful contributors to the economy in certain of our primary markets. With the acquisition of State Bank, we now offer SBA loans and asset-based lending. In our Retail Banking business line, we offer a broad range of banking services through our branch network to serve the needs of consumers and small businesses. In our Private Banking business line, we offer banking services, such as deposit services and residential mortgage lending, to affluent clients and business owners. Our Financial Services Segment includes our Trust, Retail Brokerage, Investment Services and Insurance businesses. These businesses offer products independently to their own customers as well as to Banking Segment clients. Investment Services operates through the “Linscomb & Williams” name and Insurance operated through the “Cadence Insurance” name until its sale in 2018. The products offered by the businesses in our Financial Services Segment primarily generate non-banking service fee income. Our Corporate Segment reflects parent-only activities, including debt and capital raising, and intercompany eliminations.

We are focused on organic growth and expanding our position in our markets. We believe that our franchise is positioned for continued growth as a result of prudent lending in our markets through experienced relationship managers and a client-centered, relationship-driven banking model, and our focus and capabilities in serving specialized industries. We believe our continued growth is supported by (i) our attractive geographic footprint, (ii) our stable and efficient deposit funding provided by our acquired franchises (each of which was a long-standing institution with an established customer network), (iii) our veteran board of directors and management team, (iv) our capital position and (v) our credit quality and risk management processes.

Selected Financial Data

The following table summarizes certain selected consolidated financial data for the periods presented. The historical consolidated financial information presented below contains financial measures that are not presented in accordance with U.S. GAAP and which have not been audited. See “Table 29 - Non-GAAP Financial Measures.”

Table 1 – Selected Financial Data

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
(In thousands, except share and per share data)	2019	2018	2019	2018	2018
Statement of Income Data:
Net income	$48,346	$47,974	$106,547	$86,799	$166,261
Net interest income	160,787	95,384	330,076	186,495	387,741
Noninterest income - service fees and revenue	27,882	20,978	55,623	42,623	87,008
Noninterest expense	100,529	62,435	213,969	124,374	258,301
Provision for credit losses	28,927	1,263	40,137	5,643	12,700
Efficiency ratio (1)	52.22%	52.00%	54.52%	52.67%	53.55%
Adjusted efficiency ratio (1)	49.97%	50.74%	48.05%	50.48%	49.56%
Per Share Data:
Earnings
Basic	$0.37	$0.57	$0.82	$1.04	$1.99
Diluted	0.37	0.57	0.82	1.02	1.97
Book value per common share	18.84	16.62	18.84	16.62	17.43
Tangible book value (1)	14.21	12.85	14.21	12.85	13.62
Weighted average common shares outstanding
Basic	128,791,933	83,625,000	129,634,049	83,625,000	83,562,109
Diluted	129,035,553	84,792,657	129,787,758	84,733,732	84,375,289
Cash dividends declared	$0.175	$0.125	$0.350	$0.250	$0.550
Dividend payout ratio	47.30%	21.93%	42.68%	24.04%	27.64%
Performance Ratios:
Return on average common equity (2)	8.32%	14.16%	9.39%	12.96%	12.07%
Return on average tangible common equity (1) (2)	12.23	18.79	13.83	17.30	15.73
Return on average assets (2)	1.10	1.72	1.22	1.58	1.45
Net interest margin (2)	3.97	3.66	4.09	3.65	3.61
Period-End Balance Sheet Data:
Investment securities, available-for-sale	$1,684,847	$1,043,857	$1,684,847	$1,043,857	$1,187,252
Total loans, net of unearned income	13,627,934	8,975,755	13,627,934	8,975,755	10,053,923
Allowance for credit losses ("ACL")	115,345	90,620	115,345	90,620	94,378
Total assets	17,504,005	11,305,528	17,504,005	11,305,528	12,730,285
Total deposits	14,487,821	9,331,055	14,487,821	9,331,055	10,708,689
Total shareholders’ equity	2,426,072	1,389,956	2,426,072	1,389,956	1,438,274
Asset Quality Ratios:
Total nonperforming assets ("NPAs") to total loans and OREO and other NPAs	0.85%	0.63%	0.85%	0.63%	0.82%
Total ACL to total loans	0.85	1.01	0.85	1.01	0.94
ACL to total nonperforming loans ("NPLs")	106.08	230.60	106.08	230.60	127.12
Net charge-offs to average loans (2)	0.54	0.10	0.28	0.06	0.06
Capital Ratios:
Total shareholders’ equity to assets	13.9%	12.3%	13.9%	12.3%	11.3%
Tangible common equity to tangible assets (1)	10.8	9.8	10.8	9.8	9.1
Common equity tier 1 (CET1)	10.9	10.5	10.9	10.5	9.8
Tier 1 leverage capital	10.3	10.7	10.3	10.7	10.1
Tier 1 risk-based capital	10.9	10.9	10.9	10.9	10.1
Total risk-based capital	12.9	12.7	12.9	12.7	11.8

(1)

Considered a non-GAAP financial measure. See Table 29 "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

(2)	Annualized.

Summary of Results of Operations - Three and Six Months Ended June 30, 2019

Net income for the three and six months ended June 30, 2019 was significantly impacted by the acquisition of State Bank on January 1, 2019, which increased our earning assets and revenue generating lines of business and expanded our deposit franchise. Partially offsetting the incremental net revenues related to the acquisition was $4.6 million and $26.6 million, respectively, of merger related expenses.

Net income for the three months ended June 30, 2019 totaled $48.3 million, a $0.4 million or 0.8% increase compared to $48.0 million for the same period in 2018. The primary drivers of the net $0.4 million increase included a $65.4 million increase in net interest income, offset by a $27.7 million increase in the provision for credit losses and an increase in noninterest expense of $38.1 million. Diluted earnings per common share for the three months ended June 30, 2019 were $0.37 compared to $0.57 for the same period in 2018.

Net income for the six months ended June 30, 2019 totaled $106.5 million, a $19.7 million or 22.8% increase compared to $86.8 million for the same period in 2018. The primary drivers of the increase included a $143.6 million increase in net interest income and a $12.7 million increase in noninterest income, partially offset by a $34.5 million increase in the provision for credit losses and an increase in noninterest expense of $89.6 million. Diluted earnings per common share for the six months ended June 30, 2019 were $0.82 compared to $1.02 for the same period in 2018.

The second quarter and year-to-date periods of 2019 and 2018 included non-routine revenues and expenses, primarily consisting of secondary offering expenses, merger related expenses, and other items. These non-routine revenues and expenses resulted in adjusted net income(1) of $51.5 million and $127.1 million for the three and six months ended June 30, 2019, and $42.2 million and $84.2 million for the comparable periods of 2018. Adjusted diluted earnings per share(1) was $0.40 and $0.98 for the three and six months ended June 30, 2019, and $0.50 and $0.99 for the comparable period of 2018.

Annualized return on average assets, common equity, and tangible common equity(1) for the second quarter of 2019 were 1.10%, 8.32% and 12.23%, respectively, compared to 1.72%, 14.16%, and 18.79%(1), respectively, for the second quarter of 2018. Annualized returns on average assets, common equity and tangible common equity (1) for the six months ended June 30, 2019 were 1.22%, 9.39% and 13.83%, respectively, compared to 1.58%, 12.96% and 17.30%, respectively, for the comparable period of 2018.

Adjusted annualized return on average assets, common equity, and tangible common equity(1) for the second quarter of 2019 were 1.17%, 8.86%, and 12.96%, respectively, compared to 1.51%, 12.44%, and 16.54%, respectively, for the second quarter of 2018. Adjusted annualized returns on average assets, common equity, and tangible common equity(1) for the six months ended June 30, 2019 were 1.45%, 11.21%, and 16.29%, respectively, compared to 1.53%, 12.57%, and 16.79%, respectively, for the comparable period of 2018.

Net interest income was $160.8 million for the three months ended June 30, 2019, a $65.4 million or 68.6% increase compared to the same period of 2018. Our net interest spread increased to 3.45% for the three months ended June 30, 2019 compared to 3.26% for the same period in 2018, and the net interest margin on an annualized basis increased 31 basis points to 3.97% from 3.66%. Net interest income was $330.1 million for the six months ended June 30, 2019, a $143.6 million or 77.0% increase compared to the same period of 2018. Our net interest spread increased to 3.58% for the six months ended June 30, 2019 compared to 3.27% for the same period in 2018, and the net interest margin on an annualized basis increased 44 basis points to 4.09% from 3.65%. The year-over-year increase in net interest margin reflects the merger with State Bank (the “merger”) and the related positive impact on our funding costs, loan yields and accretion income, as well as the impact of increases in interest rate indices in the latter half of 2018.

Service fees and revenue were $27.9 million for the three months ended June 30, 2019, an increase of $6.9 million or 32.9%, and $55.6 million for the six months ended June 30, 2019, an increase of $13.0 million, or 30.5%, from the same periods in 2018. The year-over-year increases in service fees and revenue was due to across the board business growth and the merger.

Noninterest expense for the three months ended June 30, 2019 increased $38.1 million, or 61.0%, to $100.5 million  and for six months ended June 30, 2019 increased $89.6 million, or 72.0%, to $214.0 million compared the same periods of 2018.  The three months ended June 30, 2019 included $4.6 million of merger related expenses resulting from the State Bank acquisition and an increase of $15.4 million, or 40.2%, in salaries and benefits resulting from the additional employees from State Bank. The 2019 period included higher salary and benefits expenses driven by additional employees from the merger, merger related expenses of $26.4 million, and increases in premises and equipment expenses, intangible asset amortization, and other categories due to increased operations after the merger.

Our efficiency ratio(1) was 52.22% for the three months ended June 30, 2019, compared to the 52.00% efficiency ratio for the same period of 2018. Our efficiency ratio was 54.52% for the six months ended June 30, 2019, compared to 52.67% for the same period of 2018. The efficiency ratio in all periods was impacted by the non-routine items.

Our adjusted efficiency ratio(1), which excludes the effect of non-routine items, was 49.97% for the three months ended June 30, 2019, an improvement over the 50.74% adjusted efficiency ratio for the same period of 2018, and for the six months ended June 30, 2019, was 48.05% compared to 50.81%.

Provision for credit losses increased $27.7 million, to $28.9 million for the three months ended June 30, 2019, compared to $1.3 million for the same period of 2018. Provision for credit losses increased $34.5 million for the six months ended June 30, 2019 compared to the same period of 2018. The increased provision for credit losses in 2019 was primarily related to higher charge-offs and specific reserves, as well as loan growth and some credit migration in the C&I portfolio. Annualized net charge-offs were 0.54% and 0.10% of average loans for the three months ended June 30, 2019 and June 30, 2018, respectively, and 0.28% and 0.06% for the six months ended June 30, 2019 and June 30,2018, respectively. (See “—Provision for Credit Losses” and “—Asset Quality” sections).

(1)

Considered a non-GAAP financial measure. See Table 29 "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Summary of Financial Condition as of June 30, 2019

Our total loans, net of unearned income, increased $3.6 billion, or 35.5%, from December 31, 2018 to $13.6 billion at June 30, 2019, which was primarily due to the merger with State Bank.

From an asset quality perspective, total nonperforming assets (“NPAs”) increased $34.0 million, or 41.2%, compared to December 31, 2018, and the ratio of NPAs to total loans, OREO, and other NPAS increased from 0.81% to 0.85%. (See “—Asset Quality). The increase in NPAs included the addition of one general C&I loan with a June 30, 2019 balance of $4.1 million placed on nonaccrual in the first quarter, and four loans totaling $40.7 million at June 30, 2019 placed on nonaccrual in the second quarter of 2019 - one energy, one restaurant and two general C&I. Our total allowance for credit losses increased $21.0, or 22.2%, from $94.4 million at December 31, 2018 to $115.3 million at June 30, 2019, and represented approximately 0.85% and 0.94% of total loans at June 30, 2019 and December 31, 2018, respectively.

Our funding activities this quarter included meaningful core deposit growth, further decline in period-end brokered deposits and wholesale funds, and execution of a subordinated debt offering allowing us to lower debt and interest costs while adding to our capital base.

Total deposits increased $3.8 billion, or 35.3%, to $14.5 billion at June 30, 2019, from $10.7 billion at December 31, 2018, due primarily to the State Bank acquisition. There was a decline in brokered deposits of $169.5 million from December 31, 2018, bringing the ratio of brokered deposits to total deposits down to 6.0%.

Over the same period, noninterest-bearing deposits increased $842.6 million, or 34.3%, and comprised 22.8% and 22.9% of total deposits at June 30, 2019 and December 31, 2018, respectively. Interest-bearing deposits increased $2.9 billion, or 35.6%, and comprised 77.2% and 77.1% of total deposits at June 30, 2019 and December 31, 2018, respectively.

Total borrowings were $376 million at June 30, 2019, down from $476 million at June 30, 2018. In June 2019, we paid off $145 million of senior debt yielding 4.875% with cash and proceeds from an $85 million subordinated debt offering. The subordinated debt has a ten-year maturity, is fixed rate for five years at 4.75% and qualifies for Tier 2 capital at the holding company.

Our Tier 1 leverage ratio increased 18 basis points, total risk-based capital ratio increased 118 basis points and Tier 1 risk-based capital ratio increased 75 basis points from December 31, 2018. We met all capital adequacy requirements and the Bank continued to exceed the minimum requirements to be considered well-capitalized under regulatory guidelines as of June 30, 2019.

Results of Operations

Earnings

Net income for the three and six months ended June 30, 2019 totaled $48.3 million and $106.5 million, respectively, compared to $48.0 million and $86.8 million for the three and six months ended June 30, 2018, respectively. Over the same periods, net income increased $0.4 million, or 0.7%, and $19.7 million, or 22.8%, respectively. The following table presents key earnings data for the periods:

Table 2 – Key Earnings Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Net income	$48,346	$47,974	$106,547	$86,799
Net income per common share
- Basic	0.37	0.57	0.82	1.04
- Diluted (1)	0.37	0.57	0.82	1.02
Dividends declared per share	0.175	0.125	0.35	0.25
Dividend payout ratio	47.30%	21.93%	42.68%	24.04%
Net interest margin (2)	3.97	3.66	4.09	3.65
Net interest spread (2)	3.45	3.26	3.58	3.27
Return on average assets(2)	1.10	1.72	1.22	1.58
Return on average equity(2)	8.32	14.16	9.39	12.96
Return on average tangible common equity(2)(3)	12.23	18.79	13.83	17.30

(1)

Includes common stock equivalents (“CSE”) of 243,620 and 1,167,657 for the three months ended June 30, 2019 and 2018, and 153,709 and 1,108,732 for the six months ended June 30, 2019 and 2018, respectively.

(2)	Annualized.
(3)	Considered a non-GAAP financial measure. See “Table 29 – Non-GAAP Financial Measures” for a reconciliation of the non-GAAP measures to the most directly comparable GAAP financial measure.

Net Interest Income

The largest component of our net income is net interest income, which is the difference between the income earned on interest-earning assets and interest paid on deposits and borrowings. We manage our interest-earning assets and funding sources to maximize our net interest margin.(see “—Quantitative and Qualitative Disclosures about Market Risk” for a discussion regarding our interest rate risk). Net interest income is determined by the rates earned on our interest-earning assets, rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, the degree of mismatch and the maturity and re-pricing characteristics of our interest-earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents our net interest margin. The yield on our net earning assets less the yield on our interest-bearing liabilities represents our net interest spread.

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

Table 3 – ACI Interest Income

The following table is a rollforward of the accretable difference on our ACI portfolio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Scheduled accretion for the period	$9,157	$5,016	$14,885	$10,208
Recovery income for the period	1,642	594	2,263	1,025
Total interest realized on the ACI portfolio	$10,799	$5,610	$17,148	$11,233
Yield on ACI Portfolio
Scheduled accretion for the period	12.40%	8.29%	10.14%	8.31%
Recovery income for the period	2.50	0.99	1.54	0.83
Total yield on the ACI portfolio	14.90%	9.28%	11.68%	9.14%

Table 4 - Accretable Difference Rollforward

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Balance at beginning of period	$65,786	$76,074	$67,405	$78,422
Additions (1)	—	—	10,053	—
Accretion	(9,157)	(5,016)	(14,885)	(10,208)
Reclass from nonaccretable difference due to increases in expected cash flow	1,175	3,512	2,074	8,070
Other changes, net	4,657	(2,281)	(2,186)	(3,995)
Balance at end of period	$62,461	$72,289	$62,461	$72,289

(1)	See “Note 2 – Business Combination” to our Unaudited Consolidated Financial Statements for additional information related to the State Bank merger.

Three Months Ended June 30, 2019 and 2018

Our net interest income, fully-tax equivalent (“FTE”), for the three months ended June 30, 2019 and 2018 was $161.2 million and $96.1 million, respectively, an increase of $65.1 million. Our net interest margin for the three months ended June 30, 2019 and 2018 was 3.97% and 3.66%, respectively, an increase of 31 basis points. The yield on our total loan portfolio increased 66 basis points to 5.82% for the three months ended June 30, 2019 compared to 5.16% for the three months ended June 30, 2018 due to an increase in the rate and volume of our originated portfolio and the additional accretion from the loans acquired in the State Bank merger. The following table sets forth the components of our FTE net interest income with the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three months ended June 30, 2019:

Table 5 - Rate/Volume Analysis

	Three Months Ended June 30,
	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2019	2018	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated loans	$135,946	$105,536	$30,410	$9,055	$21,355
ANCI portfolio	55,266	2,594	52,672	113	52,559
ACI portfolio	10,799	5,610	5,189	3,908	1,281
Interest on securities:
Taxable	10,298	5,518	4,780	240	4,540
Tax-exempt (2)	2,061	3,547	(1,486)	(242)	(1,244)
Interest on fed funds and short-term investments	2,667	1,269	1,398	900	498
Interest on other investments	520	634	(114)	(226)	112
Total interest income	217,557	124,708	92,849	13,748	79,101
Expense from interest-bearing liabilities:
Interest on demand deposits	30,195	11,700	18,495	8,706	9,789
Interest on savings deposits	245	133	112	61	51
Interest on time deposits	20,298	10,497	9,801	2,983	6,818
Interest on other borrowings	3,051	3,785	(734)	757	(1,491)
Interest on subordinated debentures	2,548	2,464	84	(13)	97
Total interest expense	56,337	28,579	27,758	12,494	15,264
Net interest income	$161,220	$96,129	$65,091	$1,254	$63,837

(1)	The change in interest income due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
(2)	Interest income is presented on a tax equivalent basis using a Federal tax rate of 21% on our state, county and municipal investment portfolios.

Our FTE total interest income for the three months ended June 30, 2019 totaled $217.6 million compared to $124.7 million for the three months ended June 30, 2018. This increase is primarily the result of the loans acquired in the State Bank acquisition resulting in increased interest income and a significant increase in the accretion of purchase accounting discounts. Additionally, we experienced an increase in the volume and yield of our originated loans. The yield on our originated loan portfolio reflects an increase in LIBOR rates in our loan portfolio. The lower FTE yield on our tax-exempt securities reflects the decrease in tax exempt securities resulting from a reallocation of our portfolio in the second quarter of 2018.

The yield on our ACI portfolio fluctuates due to the volume and timing of cash flows received or expected to be received. The yield on our ACI portfolio for the three months ended June 30, 2019 was 14.90% compared to 9.28% for the three months ended June 30, 2018. For the three months ended June 30, 2019, the increase in interest income on our ACI portfolio was due to an increase in volume from the State Bank acquisition and included $1.6 million in recovery income, compared to $0.6 million in the three months ended June 30, 2018. These amounts were realized on certain individual loans that were settled before expected, or where we received amounts above our estimates. Excluding these amounts, as shown in Table 3, the yield on our ACI loans would have been 12.40% for the three months ended June 30, 2019 compared to 8.29% for the three months ended June 30, 2018.

Our interest expense for the three months ended June 30, 2019 and 2018 was $56.3 million and $28.6 million, respectively, an increase of $27.8 million. This increase is primarily related to the impact of higher market rates on our interest-bearing demand accounts and time deposits, and from interest-bearing deposits assumed in the State Bank acquisition. Our cost of interest-bearing deposits increased to 1.79% for the three months ended June 30, 2019 compared to 1.27% for the three months ended June 30, 2018.  Our total cost of borrowings for the three months ended June 30, 2019 and 2018 was 5.09% and 4.21%, respectively. Cost of borrowings for the latter half of 2019 will be positively impact by the $60 million net reduction in borrowings related to the June subordinated debt issuance and the senior debt repayment. The average level of noninterest bearing deposits remained steady at 22.4%.

The following table presents, on an FTE basis, for the three months ended June 30, 2019 and 2018, our average balance sheet and our annualized average yields on assets and annualized average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis, except for ACI loans, which is a monthly average.

Table 6 – Average Balances, Net Interest Income and Interest Yields/Rates

	Three Months Ended June 30,
	2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)
Originated loans	$10,044,825	$135,946	5.43%	$8,430,875	$105,536	5.02%
ANCI portfolio	3,586,344	55,266	6.18	175,378	2,594	5.93
ACI portfolio	290,704	10,799	14.90	242,567	5,610	9.28
Total loans	13,921,873	202,011	5.82	8,848,820	113,740	5.16
Investment securities
Taxable	1,500,971	10,298	2.75	838,842	5,518	2.64
Tax-exempt (2)	215,579	2,061	3.83	344,213	3,547	4.13
Total investment securities	1,716,550	12,359	2.89	1,183,055	9,065	3.07
Federal funds sold and short-term investments	597,988	2,667	1.79	452,074	1,269	1.13
Other investments	67,124	520	3.11	55,909	634	4.55
Total interest-earning assets	16,303,535	217,557	5.35	10,539,858	124,708	4.75
Noninterest-earning assets:
Cash and due from banks	111,337			80,000
Premises and equipment	128,067			62,711
Accrued interest and other assets	1,217,228			629,228
Allowance for credit losses	(106,656)			(93,365)
Total assets	$17,653,511			$11,218,432

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$7,732,568	$30,195	1.57%	$4,712,302	$11,700	1.00%
Savings deposits	251,270	245	0.39	189,567	133	0.28
Time deposits	3,379,889	20,298	2.41	2,175,235	10,497	1.94
Total interest-bearing deposits	11,363,727	50,738	1.79	7,077,104	22,330	1.27
Other borrowings	300,897	3,051	4.07	459,678	3,785	3.30
Subordinated debentures	140,722	2,548	7.26	135,409	2,464	7.30
Total interest-bearing liabilities	11,805,346	56,337	1.91	7,672,191	28,579	1.49
Noninterest-bearing liabilities:
Demand deposits	3,281,383			2,058,255
Accrued interest and other liabilities	234,927			129,216
Total liabilities	15,321,656			9,859,662
Shareholders' equity	2,331,855			1,358,770
Total liabilities and shareholders' equity	$17,653,511			$11,218,432
Net interest income/net interest spread (2)		161,220	3.45%		96,129	3.26%
Net yield on earning assets/net interest margin (2)			3.97%			3.66%
Taxable equivalent adjustment:
Investment securities		(433)			(745)
Net interest income		$160,787			$95,384

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2)	Interest income and yields are presented on a taxable equivalent basis using a tax rate of 21%.

Six months ended June 30, 2019 and 2018

Our FTE net interest income for the six months ended June 30, 2019 and 2018 was $331.0 million and $188.1 million, respectively, an increase of $142.9 million. Our net interest margin for the six months ended June 30, 2019 and 2018 was 4.09% and 3.65%, respectively, an increase of 44 basis points. The yield on our total loan portfolio increased 88 basis points to 5.93% for the six months ended June 30, 2019, compared to 5.05% for the six months ended June 30, 2018, due primarily to increased interest income and accretion on the loans acquired from State Bank. Additionally, we also experienced an increase in the rate and volume of our originated portfolio. The yield on our originated loan portfolio reflects an increase in LIBOR rates in our loan portfolio.

The following table sets forth, on an FTE basis, the components of our net interest income with the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2019	2018	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated loans	$271,761	$199,914	$71,847	$26,832	$45,015
ANCI portfolio	118,853	5,384	113,469	808	112,661
ACI portfolio	17,148	11,233	5,915	3,472	2,443
Interest on securities:
Taxable	21,094	10,636	10,458	1,069	9,389
Tax-exempt (2)	4,261	7,681	(3,420)	(287)	(3,133)
Interest on fed funds and short-term investments	5,949	2,799	3,150	1,742	1,408
Interest on other investments	1,138	1,023	115	(74)	189
Total interest income	440,204	238,670	201,534	33,562	167,972
Expense from interest-bearing liabilities:
Interest on demand deposits	59,454	20,725	38,729	20,365	18,364
Interest on savings deposits	471	247	224	120	104
Interest on time deposits	37,484	17,988	19,496	7,261	12,235
Interest on other borrowings	6,746	6,741	5	474	(469)
Interest on subordinated debentures	5,078	4,860	218	108	110
Total interest expense	109,233	50,561	58,672	28,328	30,344
Net interest income	$330,971	$188,109	$142,862	$5,234	$137,628

(1)	The change in interest income due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
(2)	Interest income is presented on a tax equivalent basis using a Federal tax rate of 21% for the six months ended June 30, 2019 and 2018 on our state, county and municipal investment portfolios.

 The yield on our ACI portfolio fluctuates due to the volume and timing of cash flows received or expected to be received. The yield on our ACI portfolio for the six months ended June 30, 2019 was 11.68% compared to 9.14% for the six months ended June 30, 2018. During the six months ended June 30, 2019, interest income on the ACI portfolio included $2.3 million in recovery income, compared to $1.0 million in the six months ended June 30, 2018. These amounts were realized on certain individual loans that were settled before expected, or where we received amounts above our estimates. Excluding these amounts, the yield on our ACI loans would have been 10.14% for the six months ended June 30, 2019 compared to 8.31% for the six months ended June 30, 2018.

Our interest expense for the six months ended June 30, 2019 and 2018 was $109.2 million and $50.6 million, respectively, an increase of $58.6 million. This increase is primarily related to the impact of higher market rates on our interest-bearing demand accounts and time deposits combined with increased volume of average interest-bearing liabilities due to the State Bank merger. Our cost of interest-bearing deposits increased to 1.74% for the six months ended June 30, 2019 compared to 1.13% for the six months ended June 30, 2018. Our total cost of borrowings for the six months ended June 30, 2019 and 2018 was 4.79% and 4.50%, respectively, and is primarily related to increase in volume of average borrowings.

The following table presents, on a tax equivalent basis, for the six months ended June 30, 2019 and 2018, our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis, except for ACI loans, which is a monthly average.

	Six Months Ended June 30,
	2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)
Originated loans	$9,928,967	$271,761	5.52%	$8,213,361	$199,914	4.91%
ANCI portfolio	3,635,352	118,853	6.59	186,519	5,384	5.82
ACI portfolio	296,152	17,148	11.68	247,714	11,233	9.14
Total loans	13,860,471	407,762	5.93	8,647,594	216,531	5.05
Investment securities
Taxable	1,516,158	21,094	2.81	833,067	10,636	2.57
Tax-exempt (2)	216,385	4,261	3.97	375,433	7,681	4.13
Total investment securities	1,732,543	25,355	2.95	1,208,500	18,317	3.06
Federal funds sold and short-term investments	680,337	5,949	1.76	483,372	2,799	1.17
Other investments	62,656	1,138	3.66	52,467	1,023	3.93
Total interest-earning assets	16,336,007	440,204	5.43	10,391,933	238,670	4.63
Noninterest-earning assets:
Cash and due from banks	115,064			86,403
Premises and equipment	128,526			62,841
Accrued interest and other assets	1,166,232			621,236
Allowance for credit losses	(101,886)			(91,243)
Total assets	$17,643,943			$11,071,170

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$7,871,015	$59,454	1.52%	$4,753,479	$20,725	0.88%
Savings deposits	249,968	471	0.38	184,642	247	0.27
Time deposits	3,183,894	37,484	2.37	2,042,862	17,988	1.78
Total interest-bearing deposits	11,304,877	97,409	1.74	6,980,983	38,960	1.13
Other borrowings	359,298	6,746	3.79	384,916	6,741	3.53
Subordinated debentures	138,341	5,078	7.40	135,321	4,860	7.24
Total interest-bearing liabilities	11,802,516	109,233	1.87	7,501,220	50,561	1.36
Noninterest-bearing liabilities:
Demand deposits	3,307,745			2,093,231
Accrued interest and other liabilities	246,679			126,067
Total liabilities	15,356,940			9,720,518
Shareholders' equity	2,287,003			1,350,652
Total liabilities and shareholders' equity	$17,643,943			$11,071,170
Net interest income/net interest spread (2)		330,971	3.58%		188,109	3.27%
Net yield on earning assets/net interest margin (2)			4.09%			3.65%
Taxable equivalent adjustment:
Investment securities		(895)			(1,614)
Net interest income		$330,076			$186,495

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2)	Interest income and yields are presented on a taxable equivalent basis using a tax rate of 21%.

Provision for Credit Losses

The provision for credit losses is based on management’s quarterly assessment of the adequacy of our ACL, which in turn, is based on such factors as the composition of our loan portfolio and its inherent risk characteristics, the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of collateral values, and regulatory guidelines. The provision for credit losses is charged against earnings in order to maintain our allowance for credit losses, which reflects management’s best estimate of probable losses inherent in our loan portfolio at the balance sheet date. (see “—Allowance for Credit Losses”).

Under accounting standards for business combinations, acquired loans are recorded at fair value with no credit loss allowance on the date of acquisition. A provision for credit losses is recorded in periods after the date of acquisition for the emergence of new probable and estimable losses on ANCI loans. A provision for credit losses is recognized on our ACI loans after the date of acquisition based on the re-estimation of expected cash flows. (see “—Asset Quality”).

The provision for credit losses totaled $28.9 million and $40.1 million for the three and six months ended June 30, 2019, compared to $1.3 million and $5.6 million for the three and six months ended June 30, 2018. The following is a summary of our provision for credit losses for the periods indicated presented by originated, ANCI and ACI portfolios:

Table 7 – Provision for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Originated Loans
Commercial and industrial	$24,045	$524	$33,397	$5,996
Commercial real estate	2,208	(25)	2,489	(217)
Consumer	93	1,078	1,446	262
Small business	672	112	1,265	686
Total originated loans	27,018	1,689	38,597	6,727
ANCI Loans
Commercial and industrial	(90)	(33)	(174)	(170)
Commercial real estate	22	(6)	67	(152)
Consumer	95	61	145	39
Small business	161	(64)	171	(172)
Total ANCI	188	(42)	209	(455)
ACI Loans
Commercial and industrial	698	(6)	729	(11)
Commercial real estate	971	(193)	747	(368)
Consumer	52	(185)	(145)	(250)
Total ACI	1,721	(384)	1,331	(629)
Total Loans
Commercial and industrial	24,653	485	33,952	5,815
Commercial real estate	3,201	(224)	3,303	(737)
Consumer	240	954	1,446	51
Small business	833	48	1,436	514
Total provision for credit losses	$28,927	$1,263	$40,137	$5,643

Our originated and ANCI loan portfolios are divided into commercial and consumer segments. The commercial allowance estimate is driven by loan level risk ratings. The consumer allowance estimate uses pool level historical loss rates based on certain credit attributes. The primary driver of the originated ACL is the underlying credit quality of the loans, which have seen some credit risk migration over the periods. We recognized $28.9 million and $40.1 million in provision during the three and six months ended June 30, 2019, respectively, which included $27.0 million and $38.6 million provision related to the originated portfolio. The C&I originated portfolio provision of $24.0 million and $33.4 million for the three and six months ended June 30, 2019 included $20.0 million and $27.0 million, respectively, in provisions for specific credits within the energy, restaurant and general C&I segments, as well as provisions related to overall growth and migration within the portfolios. The increased provisions compared to the prior year were driven by increases in NPLs and classified loans.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of income generated from the services we provide our customers.

Noninterest income totaled $31.7 million and $62.4 million for the three and six months ended June 30, 2019, compared to $24.7 million and $49.7 million for the three and six months ended June 30, 2018.  The increases for the 2019 periods compared to the same periods in 2018 are primarily attributable to the State Bank merger which provided additional markets for our products and services as well as two new revenue sources (SBA income and payroll processing revenue).

The following table compares noninterest income for the three and six months ended June 30, 2019 and 2018:

Table 8 – Noninterest Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Investment advisory revenue	$5,797	$5,343	8.5%	$11,439	$10,642	7.5%
Trust services revenue	4,578	4,114	11.3	8,913	9,129	(2.4)
Service charges on deposit accounts	4,730	3,803	24.4	9,860	7,763	27.0
Credit related fees	5,341	3,807	40.3	10,211	7,384	38.3
Bankcard fees	2,279	1,915	19.0	4,492	3,799	18.2
Payroll processing revenue	1,161	—	NM	2,580	—	NM
SBA income	1,415	—	NM	2,864	—	NM
Mortgage banking income	674	650	3.7	1,253	1,227	2.1
Other service fees	1,907	1,346	41.7	4,011	2,679	49.7
Total service fees and revenue	27,882	20,978	32.9	55,623	42,623	30.5
Securities gain (losses), net	938	(1,813)	(151.7)	926	(1,801)	(151.4)
Other	2,902	5,507	(47.3)	5,837	8,833	(33.9)
Total other noninterest income	3,840	3,694	4.0	6,763	7,032	(3.8)
Total noninterest income	$31,722	$24,672	28.6%	$62,386	$49,655	25.6%

NM – Not Meaningful

Investment Advisory Revenue. Our investment advisory revenue is comprised largely of investment management and financial planning revenues generated through our subsidiary Linscomb & Williams, Inc. (“L&W”). The 8.5% and 7.5% increase in investment advisory revenue for the three and six months ended June 30, 2019, respectively, resulted from increases of 5.7% and 11.5% in assets under management from the prior period and the continued market performance.

Trust Services Revenue. We earn fees from our customers for trust services. For the three months ended June 30, 2019 and 2018, trust fees totaled $4.6 million and $4.1 million, respectively, an increase of $0.5 million or 11.3%. The increase resulted from an increased level of assets under management and continued strong markets. For the six months ended June 30, 2019 and 2018, trust fees totaled $8.9 million and $9.1 million, a decrease of $0.2 million or 2.4%. The decrease resulted from a decline in assets under management due to a transfer of certain deposit relationships from trust to treasury management and from an increased level of revenue from estates that did not recur in the 2019 period.

Service Charges on Deposit Accounts. We earn fees from our customers for deposit-related services. For the three and six months ended June 30, 2019, service charges and fees increased $0.9 million and $2.1 million, respectively. The 24.4% increase and the 27.0% increase were largely due to the increased number of deposit accounts and customers resulting from the State Bank acquisition.

Credit-Related Fees. Our credit-related fees include fees related to credit advisory services, unfunded commitment fees and letter of credit fees. For the three and six months ended June 30, 2019, credit-related fees increased 40.3% and 38.3%, respectively, to $5.3 million and $10.2 million. The increases resulted primarily from arrangement and other credit advisory fees due to volume.

Bankcard Fees. Our bankcard fees are comprised of automated teller machine (“ATM”) network fees and debit card revenue. Our bankcard fees were $2.3 million and $4.5 million for the three and six months ended June 30, 2019, respectively. The increase of 19.0% and 18.2% for the three and six months ended June 30, 2019, respectively, were primarily due to the State Bank acquisition. The increase was partially mitigated by the limit on interchange fees imposed by the Durbin Amendment which became effective for the Company in the third quarter of 2018.

Payroll Processing Revenue. Payroll processing represents a new source of revenue for us which we acquired in the State Bank acquisition.

SBA Income. Small Business Administration (“SBA”) Income also represents a new source of revenue for us acquired in the State Bank transaction. This revenue consists of gains on sales of SBA loans, servicing fees, and other miscellaneous fees.

Other Service Fees. Our other service fees include retail services fees. For the three months ended June 30, 2019 and 2018, other service fees totaled $1.9 million and $1.3 million, respectively. The 2019 quarterly and year-to-date increases resulted primarily from the additional foreign exchange fees. Other fees increased across the board due to the State Bank acquisition.

Other Income. The decrease in other income for the three and six months ended June 30, 2019 compared to 2018 resulted from a decrease in insurance revenue resulting from the sale of the insurance subsidiary assets in the second quarter of 2018. This decrease was partially offset by increases in several revenue items from the recently acquired State Bank market combined with gains on sales of commercial loans of $1.9 million.

Noninterest Expenses

The following table compares noninterest expense for the three and six months ended June 30, 2019 and 2018:

Table 9 – Noninterest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Salaries and employee benefits	$53,660	$38,268	40.2%	$107,131	$75,621	41.7%
Premises and equipment	11,148	7,131	56.3	22,106	14,722	50.2
Merger related expenses	4,562	756	NM	26,562	756	NM
Intangible asset amortization	5,888	715	NM	11,961	1,507	693.7
Data processing expense	3,435	2,304	49.1	6,029	4,677	28.9
Consulting and professional fees	1,899	2,545	(25.4)	4,128	5,480	(24.7)
Loan related expenses	1,740	645	169.8	2,650	900	194.5
FDIC insurance	1,870	1,223	52.9	3,622	2,178	66.3
Communications	1,457	703	107.2	2,455	1,407	74.5
Advertising and public relations	1,104	575	91.9	1,885	916	105.8
Legal expenses	645	468	37.8	803	3,095	(74.1)
Other	13,122	7,102	84.8	24,637	13,115	87.9
Total Noninterest Expense	$100,529	$62,435	61.0%	$213,969	$124,374	72.0%

Noninterest expense was $100.5 million and $214.0 million for the three and six months ended June 30, 2019, compared to $62.4 million and $124.4 million for the three and six months ended June 30, 2018.  The increase of $38.1 million and $89.6 million, or 61.0% and 72.0%, respectively, for the three and six months ended June 30, 2019 compared to the same periods in 2018, was driven by increases in salaries and benefits, merger related expenses, intangible asset amortization, and other expenses related to the merger and growth of the business during the periods.

Salaries and Employee Benefits. Salaries and employee benefit costs are the largest component of noninterest expense and include employee payroll expense, incentive compensation, health insurance, benefit plans and payroll taxes. Salaries and employee benefits increased $15.4 million and $31.5 million or 40.2% and 41.7%, respectively, for the three and six months ended June 30, 2019 compared to 2018, driven primarily by the increased number of employees resulting from the State Bank acquisition as full-time equivalent employees went from 1,170 at December 31, 2018 to 1,805 at June 30, 2019. Regular compensation makes up the majority of the total salaries and employee benefits category and increased 51.4% and 51.3% for the three and six months ended June 30, 2019 compared to the 2018 periods.  The following table provides additional detail of our salaries and employee benefits expense for the periods presented:

Table 10 – Salaries and Employee Benefits Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Salaries and employee benefits
Regular compensation	$32,813	$21,676	$65,328	$43,173
Incentive compensation	13,772	11,441	25,123	21,098
Taxes and employee benefits	7,075	5,151	16,681	11,350
Total salaries and employee benefits	$53,660	$38,268	$107,131	$75,621

Merger Related Expenses. These expenses were incurred due to the State Bank merger and include expenses across all categories including salaries and benefits, legal and professional fees, premises and equipment, and other.

Premises and Equipment. Rent, depreciation and maintenance costs comprise the majority of premises and equipment expenses, which increased 56.3% and 50.2% for the three and six months ended June 30, 2019, respectively.  The increases are driven primarily by the State Bank acquisition and the resulting increase in facilities and equipment.

Intangible Asset Amortization. In conjunction with the State Bank acquisition, we recorded core deposit and other intangible assets of approximately $117.0 million, which are being amortized on an accelerated basis over a ten-year period for the core deposit intangible and a ten to twenty-year period for other intangibles.

FDIC Insurance. For the three and six months ended June 30, 2019, FDIC insurance expense increased $0.6 million and $1.4 million. The increases were due to the State Bank acquisition and to the resulting increase to our balance sheet and risk profile as calculated under the Large Bank Pricing Rule. We were not subject to the Large Bank Pricing Rule in the 2018 periods. Our FDIC assessment will vary between reported periods as it is determined on various risk factors including credit, liquidity, composition of our balance sheet, loan concentration, and regulatory ratings.

Legal Expenses. Our legal expenses include fees paid to outside counsel related to general legal matters as well as loan resolutions. For the three and six months ended June 30, 2019, our legal fees increased $0.2 million and decreased $2.3 million, or 37.8% and 74.1%, respectively, compared to the same periods in 2018.    Legal fees for the 2018 period included $2.2 million in legal costs associated with litigation related to a pre-acquisition matter of a legacy acquired bank.  This matter was fully resolved in the first quarter of 2018.

Other. These expenses include costs for insurance, supplies, education and training, and other operational expenses. For the three and six months ended June 30, 2019, other noninterest expenses increased 84.8% and 87.8% compared to the same period in 2018.  The increases occurred across all categories due to the State Bank acquisition and the resulting costs of managing a larger company post-State Bank acquisition led by increased software amortization of $1.7 million and $4.1 million for the three month and six month periods, respectively.

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2019 was $14.7 million and $31.8 million, respectively, compared to $8.4 million and $19.3 million for the same periods in 2018.

The effective tax rate was 23.3% and 23.0% for the three and six months ended June 30, 2019, respectively, compared to 14.9% and 18.2% for the same periods in 2018. The increase in the effective tax rate for the three and six months ended June 30, 2019 compared to the same periods in 2018 was driven by a one-time $6.0 million bad debt deduction recognized in the second quarter of 2018 related to the legacy loan portfolio.

The effective tax rate is primarily affected by the amount of pre-tax income, tax-exempt interest income, and the increase in cash surrender value of bank-owned life insurance.  The effective tax rate is also affected by discrete items that may occur in any given period but are not consistent from period-to-period, which may impact the comparability of the effective tax rate between periods.

At June 30, 2019, we had a net deferred tax liability of $14.8 million, compared to a net deferred tax asset of $33.2 million at December 31, 2018. The decrease in the net deferred asset was primarily due to certain purchase accounting adjustments recorded during the State Bank acquisition, changes in market conditions that impact the mark-to-market deferred tax adjustments on securities available-for-sale and cash flow hedges, including the interest rate collar agreement entered into in the first six months of 2019.

Financial Condition

The following table summarizes selected components of our balance sheet as of the periods indicated.

Table 11 – Selected Balance Sheet Data

	As of		Average Balance
(In thousands)	June 30, 2019	December 31, 2018	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Total assets	$17,504,005	$12,730,285	$17,653,511	$17,643,943	$11,498,013
Total interest-earning assets	15,994,674	11,899,165	16,303,535	16,336,007	10,817,317
Total interest-bearing liabilities	11,567,409	8,726,443	11,805,346	11,802,516	7,849,508
Short-term and other investments	635,067	592,690	665,112	742,993	465,554
Securities available for sale	1,684,847	1,187,252	1,716,550	1,732,543	1,180,623
Loans, net of unearned income	13,627,934	10,053,923	13,921,873	13,860,471	9,116,602
Goodwill	483,211	307,083	481,537	480,894	311,494
Noninterest-bearing deposits	3,296,652	2,454,016	3,281,383	3,307,745	2,137,953
Interest-bearing deposits	11,191,169	8,254,673	11,363,727	11,304,877	7,283,850
Borrowings and subordinated debentures	376,240	471,770	441,619	497,639	565,658
Shareholders' equity	2,426,072	1,438,274	2,331,855	2,287,003	1,377,471

Investment Portfolio

Our available-for-sale securities portfolio increased $0.5 billion, or 41.9%, to $1.7 billion at June 30, 2019, from $1.2 billion at December 31, 2018.  The increase resulted from our merger with State Bank. At June 30, 2019, our investment securities portfolio was 10.6% of our total interest-earning assets and produced an average taxable equivalent yield of 2.89% and 2.95% for the three and six months ended June 30, 2019 compared to 3.07% and 3.06% for the three and six months ended June 30, 2018, respectively. The lower yields in the 2019 periods primarily reflect lower reinvestment yields for securities as well as mix.

The following table sets forth the fair value of the available-for-sale securities at the dates indicated:

Table 12 –Investment Portfolio

	As of		Percent Change
(In thousands)	June 30, 2019	December 31, 2018	2019 vs 2018
Investment securities available-for-sale:
U.S. Treasury securities	$49,386	$96,785	(49.0)%
Obligations of U.S. government agencies	78,856	61,007	29.3
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS):
Residential pass-through:
Guaranteed by GNMA	118,839	83,105	43.0
Issued by FNMA and FHLMC	797,385	585,201	36.3
Other residential mortgage-backed securities	307,061	35,169	773.1
Commercial mortgage-backed securities	125,130	109,415	14.4
Total MBS	1,348,415	812,890	65.9
Obligations of states and municipal subdivisions	208,190	216,570	(3.9)
Total investment securities available-for-sale	$1,684,847	$1,187,252	41.9%

The following table summarizes the investment securities with unrealized losses at June 30, 2019 by aggregated major security type and length of time in a continuous unrealized loss position:

Table 13 –Unrealized Losses in the Investment Portfolio

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2019
U.S. Treasury securities	$—	$—	$49,387	$781
Obligations of U.S. government agencies	—	—	23,801	202
Mortgage-backed securities	61,152	140	257,357	3,296
Obligations of states and municipal subdivisions	3,929	16	16,993	111
Total	$65,081	$156	$347,538	$4,390

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2018
U.S. Treasury securities	$—	$—	$96,785	$3,628
Obligations of U.S. government agencies	25,978	183	10,152	101
Mortgage-backed securities	259,794	2,864	405,974	16,029
Obligations of states and municipal subdivisions	74,503	2,501	125,092	10,611
Total	$360,275	$5,548	$638,003	$30,369

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

Loans Held for Sale

The second quarter of 2019 included a sale of certain equipment finance loans acquired through the State Bank merger, reducing loans held for sale by approximately $130 million, as well as $34 million in non-core mortgage sales. The sales resulted in a gain of $1.9 million during the quarter.

Loan Portfolio

We originate commercial and industrial loans, commercial real estate loans (including construction loans), residential mortgages and other consumer loans. A strong emphasis is placed on the commercial portfolio, consisting of commercial and industrial and commercial real estate loan types, with approximately 75% of the portfolio residing in these loan types as of June 30, 2019. Our commercial portfolio is further diversified by industry concentration and includes loans to clients in specialized industries, including restaurant, healthcare and technology. Additional commercial lending activities include energy, construction, general corporate loans, business banking and community banking loans. Also, with the acquisition of State Bank we have added asset-based lending, lender finance, and Small Business Administration (“SBA”) lending. Mortgage, wealth management and retail make up most of the consumer portfolio.

The following tables present total loans outstanding by portfolio component and class of financing receivable as of June 30, 2019 and December 31, 2018. Total loans increased $3.6 billion from December 31, 2018. The merger with State Bank added approximately $3.3 billion in held for investment loan balances (see “Note 2 – Business Combination” to the Unaudited Consolidated Financial Statements).

Table 14 –Loan Portfolio

	Total Loans		Change
(In thousands)	June 30, 2019	December 31, 2018	2019 vs 2018	Percent
Commercial and Industrial
General C&I	$4,413,603	$3,275,362	$1,138,241	34.8%
Energy sector	1,399,673	1,285,775	113,898	8.9
Restaurant industry	1,085,873	1,096,366	(10,493)	(1.0)
Healthcare	507,150	539,839	(32,689)	(6.1)
Total commercial and industrial	7,406,299	6,197,342	1,208,957	19.5
Commercial Real Estate
Income producing	2,545,234	1,266,791	1,278,443	100.9
Land and development	314,700	63,948	250,752	392.1
Total commercial real estate	2,859,934	1,330,739	1,529,195	114.9
Consumer
Residential real estate	2,568,282	2,227,653	340,629	15.3
Other	113,283	67,100	46,183	68.8
Total consumer	2,681,565	2,294,753	386,812	16.9
Small Business Lending	767,714	266,283	501,431	188.3
Total (Gross of Unearned Discount and Fees)	13,715,512	10,089,117	3,626,395	35.9
Unearned Discount and Fees	(87,578)	(35,194)	(52,384)	148.8
Total (Net of Unearned Discount and Fees)	$13,627,934	$10,053,923	$3,574,011	35.5%

The State Bank merger significantly increased the ANCI portfolio balances and to a lesser degree, the ACI portfolio. The table below presents outstanding loan balances by the ACI, ANCI and Originated portfolios at June 30, 2019:

	June 30, 2019
(In thousands)	ACI	ANCI	Originated	Total
Commercial and Industrial
General C&I	$25,599	$976,120	$3,411,884	$4,413,603
Energy sector	—	400	1,399,273	1,399,673
Restaurant industry	3,288	35,362	1,047,223	1,085,873
Healthcare	—	23,002	484,148	507,150
Total commercial and industrial	28,887	1,034,884	6,342,528	7,406,299
Commercial Real Estate
Income producing	95,126	1,189,530	1,260,578	2,545,234
Land and development	12,637	196,872	105,191	314,700
Total commercial real estate	107,763	1,386,402	1,365,769	2,859,934
Consumer
Residential real estate	111,076	441,894	2,015,312	2,568,282
Other	910	51,235	61,138	113,283
Total consumer	111,986	493,129	2,076,450	2,681,565
Small Business Lending	16,551	446,144	305,019	767,714
Total (Gross of Unearned Discount and Fees)	265,187	3,360,559	10,089,766	13,715,512
Unearned Discount and Fees	—	(59,432)	(28,146)	(87,578)
Total (Net of Unearned Discount and Fees)	$265,187	$3,301,127	$10,061,620	$13,627,934

Commercial and Industrial. Total C&I loans increased by $1.2 billion, or 19.5%, since December 31, 2018 and represented 54.0% of our total loan portfolio at June 30, 2019, compared to 61.4% of total loans at December 31, 2018. The majority of this increase resulted from our merger with State Bank.

At June 30, 2019, $2.7 billion or 19.9% of our loans were shared national credits (“SNCs”), compared to $2.6 billion or 26.2% at December 31, 2018. Approximately 91.1% of our SNCs, or $2.5 billion, resides in the commercial and industrial segment of the loan portfolio, on a loan balance basis. The largest category of SNCs is the general C&I sector, representing 36% of the SNCs, or $976.8 million as of June 30, 2019, compared to $819.0 million at December 31, 2018. The next largest categories of SNCs is the Energy sector, at $945.6 million, followed by the Restaurant industry at $522.5 million, as of June 30, 2019. The remaining $0.3 billion of the SNC can be found in the CRE segment, to a lesser amount, the healthcare sector of the loan portfolio.

General C&I. As of June 30, 2019, our general C&I category included the following types of loans: finance and insurance, professional services, technology, commodities excluding energy, manufacturing, contractors, transportation, asset-based and lender finance and other. C&I loans typically provide working capital, equipment financing and financing for expansion, and are generally secured by assignments of corporate assets including accounts receivable, inventory and/or equipment.

Energy. Energy lending is an important part of our business and our energy team is comprised of experienced lenders with significant product expertise and long-standing relationships. Additionally, energy production and energy related industries are substantial contributors to the economies in the Houston metropolitan area and the state of Texas. We strive for a rigorous and thorough approach to energy underwriting and credit monitoring. The allowance for credit losses at June 30, 2019, was $10.5 million for our energy loans, or 0.75% of the energy portfolio compared to $7.3 million, or 0.57% as of December 31, 2018. (See “—Provision for Credit Losses” and “—Allowance for Credit Losses”). As of June 30, 2019, the Company had $23.9 million of nonperforming energy credits compared to $20.7 million of nonperforming energy credits as of December 31, 2018.  In addition, 1.7% of the energy portfolio was criticized as of June 30, 2019 compared to 2.5% at December 31, 2018.   As presented in the following table our energy lending business is comprised of three areas: Exploration and Production (“E&P”), Midstream and Energy Services:

Table 15 –Energy Loan Portfolio

	As of		As of June 30, 2019
(In thousands)	June 30, 2019	December 31, 2018	Unfunded Commitments	Criticized
Outstanding Balance
E&P	$358,331	$366,973	$117,010	$18,201
Midstream	853,615	738,535	623,763	5,748
Energy Services	187,727	180,267	131,181	—
Total energy sector	$1,399,673	$1,285,775	$871,954	$23,949
Percent to total loans	10.3%	12.8%
Allocated ACL
E&P	$4,500	$2,195
Midstream	5,062	4,091
Energy Services	911	1,051
Total allocated ACL	$10,473	$7,337
ACL as a Percentage of Outstanding Balances
E&P	1.26%	0.60%
Midstream	0.59	0.55
Energy Services	0.49	0.58
Total percentage	0.75%	0.57%

E&P loans outstanding totaled $358.3 million and comprised approximately 25.6% of outstanding energy loans as of June 30, 2019 compared to $367.0 million, or 28.5%, of outstanding energy loans as of December 31, 2018. E&P customers are primarily businesses that derive a majority of their revenues from the sale of oil and gas and whose credit needs require technical evaluation of oil and gas reserves. Emphasis for E&P is on high quality, independent producers with proven track records. Our E&P credit underwriting includes a combination of well-by-well analyses, frequent updates to our pricing decks and engaging energy engineers to actively monitor the portfolio and provide credit redeterminations, at a minimum, every six months. At least quarterly, and more frequently during periods of higher commodity price volatility, we adjust the base and sensitivity price decks on which we value our clients’ oil and gas reserves. Generally, we seek to follow the shape of the NYMEX strips for oil and natural gas, but at a discount to the strip. In periods of higher commodity prices, our discount from the strip is higher whereas in lower price periods our discount is lower. The price decks utilized in our engineering analysis are ratified by our Senior Credit Risk Management Committee. Borrowing base redeterminations occur every spring and fall, with the spring redeterminations completed prior to the end of the second quarter and fall determinations completed prior to the end of the fourth quarter.

Midstream loans outstanding totaled $853.6 million and comprised approximately 61.0% of outstanding energy loans as of June 30, 2019 compared to $738.5 million, or approximately 57.4% of outstanding energy loans as of December 31, 2018. Midstream lending is generally to customers who handle the gathering, treating and processing, storage or transportation of oil and gas. These customers’ businesses are generally less price sensitive than other energy segments given the nature of their fee-based revenue streams. Underwriting guidelines for the Midstream portfolio generally require a first lien on all assets as collateral.

Energy Services loans outstanding totaled $187.7 million and comprised approximately 13.4% of outstanding energy as of June 30, 2019 compared to $180.3 million, or approximately 14.0% of outstanding energy loans, as of December 31, 2018. Energy Services lending targets oilfield service companies that provide equipment and services used in the exploration for and extraction of oil and natural gas. Customers consist of a wide variety of businesses, including production equipment manufacturers, chemical sales, water transfer, rig equipment and other early and late stage services companies.

Specialized lending. The following table includes our specialized lending portfolio as of the dates presented:

Table 16 –Specialized Lending Portfolio

	Originated and ANCI C&I Loans		Unfunded Commitments as of
(In thousands)	June 30, 2019	December 31, 2018	June 30, 2019
Specialized Industries
Restaurant industry	$1,082,585	$1,096,366	$273,488
Healthcare	507,149	539,839	227,991
Technology	468,225	459,502	60,818
Total specialized industries	$2,057,959	$2,095,707	$562,297

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

Restaurant industry loans outstanding totaled $1.1 billion at both June 30, 2019 and December 31, 2018 and comprised 52.6% of the outstanding specialized lending portfolio at June 30, 2019 compared to 52.3% at December 31, 2018. In the restaurant sector we focus on major franchisees and the operating companies of “branded” restaurant concepts. Restaurant group focuses on top tier operators in restaurant operating companies and franchisee restaurants in nationwide markets. There is an experienced management team with a proven track record with a focus on multi-unit operators with a diverse geographic footprint in order to promote the brand and gain operating efficiencies or strong regional brands with a meaningful market share.

Healthcare loans outstanding totaled $507.1 million and comprised 24.6% of the outstanding specialized lending portfolio at June 30, 2019 compared to $539.8 million or 25.8% at December 31, 2018. Our healthcare portfolio focuses on middle market healthcare providers generally with a diversified payer mix.

Technology loans outstanding totaled $468.2 million and comprised 22.8% of the outstanding specialized lending portfolio at June 30, 2019 compared to $459.5 million or 21.9% at December 31, 2018. Our technology portfolio focuses on the technology sub-segments of software and services, network and communications infrastructure, and internet and mobility applications.

Commercial Real Estate. Commercial real estate (“CRE”) loans increased by $1.5 billion , or 114.9%, since December 31, 2018. The increase resulted from our merger with State Bank. CRE loans represented 20.9% of the total loan portfolio as of June 30, 2019, compared to 13.2% of total loans as of December 31, 2018. Income Producing CRE includes non-owner occupied loans secured by commercial real estate, regardless of the phase of the loan (construction versus completed). Commercial construction loans are primarily included in Income Producing CRE. Additionally, all real estate investment trust and income producing loans are included in the Income Producing CRE segment. Land, lots and homebuilder loans are included in the land and development segment. All owner occupied CRE loans reside in the various C&I segments in which the underlying risk exists.  Our CRE lending team is a group of experienced relationship managers focusing on construction and income producing property lending which generally have property or sponsors located in our geographic footprint. CRE loans are secured by a variety of property types, including multi-family dwellings, office buildings, industrial properties, retail and hotel/motel facilities. Additionally, due to the recent merger, the land and development portfolio increased due to the addition of a homebuilder portfolio.  This group is managed by our CRE team as well.

Consumer. Consumer loans increased by $386.8 million, or 16.9%, from December 31, 2018 to June 30, 2019 with a significant portion of the increase attributable to the merger with State Bank. Consumer loans represented 19.6% of total loans at June 30, 2019, compared to 22.8% of total loans at December 31, 2018. We originate residential real estate mortgages that are held for investment as well as held for sale in the secondary market.

Small Business. Small Business loans increased by $501.4 million, or 188.3% from December 31, 2018 to June 30, 2019. The majority of the increase is attributable to the merger with State Bank. Small business loans represented 5.6% of the total loan portfolio at June 30, 2019 and 2.6% at December 31, 2018. The small business category is defined as all commercial loans with a transactional exposure of $1.5 million or less and relationship exposure of $2.0 million or less. These loans are primarily centrally underwritten using defined underwriting standards that are applied consistently throughout the category.

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

Each loan’s creditworthiness is assessed and assigned a risk rating at origination, based on both the borrower strength (probability of default) as well as the collateral protection (loss given default) of the loan. Risk rating accuracy and reporting are critical tools for monitoring the portfolio as well as determining the allowance for credit losses. Assigned risk ratings are updated as needed due to changes in credit information. All relationships of $2.5 million or more are reviewed at least annually to ensure the accuracy of risk ratings.

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

Nonperforming Assets. Our NPAs were $116.5 million as of June 30, 2019 compared to $82.4 million as of December 31, 2018. The increase in NPAs resulted from the increase in NPLs that occurred during the second quarter of 2019 as discussed below under the section “Nonperforming Loans”. The following table provides additional detail of our nonperforming loans and assets for the periods presented.

Table 17 –Nonperforming Assets

	As of June 30, 2019
(Recorded Investment in thousands)	Originated	ANCI	ACI	Total
Nonperforming loans ("NPLs"):
Commercial and industrial	$103,379	$—	$—	$103,379
Consumer	589	2,353	—	2,942
Small business	599	1,835	—	2,434
Total NPLs	104,567	4,188	—	108,755
Foreclosed OREO and other NPAs	5,448	9	2,255	7,712
Total nonperforming assets ("NPAs")	$110,015	$4,197	$2,255	$116,467
NPLs as a percentage of total loans	0.77%	0.03%	0.00%	0.80%
NPAs as a percentage of loans plus OREO/other NPAs	0.81%	0.03%	0.02%	0.85%
NPAs as a percentage of total assets	0.63%	0.02%	0.01%	0.67%
Total accruing loans 90 days or more past due	$501	$1,065	$29,808	$31,374

	As of December 31, 2018
(Recorded Investment in thousands)	Originated	ANCI	ACI	Total
Nonperforming loans ("NPLs"):
Commercial and industrial	$71,353	$—	$—	$71,353
Consumer	1,218	1,337	—	2,555
Small business	104	229	—	333
Total NPLs	72,675	1,566	—	74,241
Foreclosed OREO and other NPAs	5,801	23	2,361	8,185
Total nonperforming assets ("NPAs")	$78,476	$1,589	$2,361	$82,426
NPLs as a percentage of total loans	0.72%	0.45%	0.00%	0.74%
NPAs as a percentage of loans plus OREO/other NPAs	0.83%	0.46%	1.15%	0.82%
NPAs as a percentage of total assets	0.62%	0.01%	0.02%	0.65%
Total accruing loans 90 days or more past due	$366	$394	$5,480	$6,240

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

The related amount of interest income recognized for impaired loans was $92 thousand and $162 thousand for the three and six month ended June 30, 2019 compared to $91 thousand and $177 thousand, respectively, for the same periods in 2018.

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured under the terms of the loan or, if applicable, under the terms of the restructured loan. For the three and six month periods ended June 30, 2019, an immaterial amount of contractual interest paid was recognized on the cash basis, compared to $1.3 million and $1.6 million, respectively, for the same periods in 2018.

Our NPLs were $108.8 million, or 0.80% of our loan portfolio as of June 30, 2019 compared to $74.2 million or 0.74% of our loan portfolio as of December 31, 2018. The increase in NPAs included the addition of one general C&I loan with a June 30, 2019 balance of $4.1 million placed on nonaccrual in the first quarter, and four loans totaling $40.7 million at June 30, 2019 placed on nonaccrual in the second quarter of 2019 - one energy, one restaurant and two general C&I. Approximately $45.8 million, or 44%, of our NPLs are SNCs at June 30, 2019.

During the first week of August 2019, an $8.5 million restaurant SNC, included in our NPLs at June 30, 2019, announced it had voluntarily filed for bankruptcy as part of facilitating the sale of the business. We recorded a charge-off of $1.6 million on this credit in the second quarter of 2019. Additionally, it carries a specific reserve of $1.0 million at June 30, 2019. The recent bankruptcy filing, and associated developments will be considered in any additional provisions and determination of charge-offs in future quarters, and we are unable to estimate these at this time.

The following table provides additional detail of our originated nonperforming loans and assets for the periods presented.

Table 18 – Originated Nonperforming Assets

	As of
(Recorded Investment in thousands)	June 30, 2019	December 31, 2018
Nonperforming loans ("NPLs"):
General C&I	$41,756	$24,103
Energy- E&P	18,201	14,485
- Midstream	5,748	6,227
Restaurant industry	33,415	22,042
Healthcare	4,259	4,496
Consumer	589	1,218
Small business	599	104
Total NPLs - originated portfolio	104,567	72,675
E&P - net profits interests	5,376	5,779
Foreclosed OREO	72	22
Total nonperforming assets ("NPAs") - originated portfolio	$110,015	$78,476
NPLs as a percentage of total loans	0.77%	0.72%

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure and unused bank-owned properties. These held for sale properties are initially recorded at fair value, less estimated costs to sell, on the date of foreclosure (establishing a new cost basis for the property). Subsequent to the foreclosure date the OREO is maintained at the lower of cost or fair value. Any write-down to fair value required at the time of foreclosure is charged to the allowance for credit losses. Subsequent gains or losses on other real estate owned resulting from either the sale of the property or additional valuation allowances required due to further declines in fair value are reported in other noninterest expense.

The balance of foreclosed OREO was $2.3 million as of June 30, 2019, compared to $2.4 million as of December 31, 2018, with approximately 97% related to foreclosures resulting from our ACI loan portfolio. As of June 30, 2019 and December 31, 2018, there had been no additions to OREO resulting from foreclosure or repossession from a shared national credit. In the second and fourth quarters of 2016, we received net profits interests (“NPIs”) in certain oil and gas reserves related to two energy credit bankruptcies that were charged-off in 2016. The Company recorded the NPIs at estimated fair value using a discounted cash flow analysis applied to the expected cash flows from the producing developed wells.  We sold one NPI during 2018. The balance of the remaining NPI is $5.4 million as of June 30, 2019 compared to $5.8 million as of December 31, 2018.

Past Due 90 Days and Accruing. We classify certain loans with principal or interest past due 90 days or more as accruing loans if those loans are well secured and in the process of collection or are specifically determined to be impaired as accruing loans.  The bulk of the accruing 90 days or more past due loans reside in the ACI portfolio. These loans are monitored on a monthly basis by both the lines of business and credit administration. As of June 30, 2019, there were no SNCs that were 90 days or more past due and accruing.

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

All TDRs are reported as impaired. An impaired classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. Nonperforming loans and impaired loans have unique definitions. Some loans may be included in both categories, whereas other loans may only be included in one category. As of June 30, 2019, there were three SNCs totaling $26.7 million designated as TDRs. The two loans modified into a TDR for the three and six months ended June 30, 2018 were small business loans modified by rate concessions. The following table summarizes TDR activity for the periods indicated:

Table 19 - Originated Loans and ANCI Loans that were modified into TDRs

	For the Three Months Ended June 30,
	2019		2018
(Dollars in thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial	3	$19,364	—	$—
Small Business Lending	—	—	2	134
Total	3	$19,364	2	$134

	For the Six Months Ended June 30,
	2019		2018
(Dollars in thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial	4	$40,630	—	$—
Small Business Lending	—	—	2	134
Total	4	$40,630	2	$134

During the three and six months ended June 30, 2019, approximately $17.8 million in charge-offs related to commercial and industrial loans classified as TDRs. Of these, $1.5 million was related to a SNC credit.

ACI Loans that were modified into TDRs. There was one ACI loan modified in a TDR for the three and six months ended June 30, 2019 with a recorded investment of $1.5 million. There were no ACI loans modified in a TDR for the three and six months ended June 30, 2018. There were no ACI TDRs experiencing payment default during the three and six months ended June 30, 2019 and 2018.

Potential Problem Loans. Potential problem loans represent loans that are currently performing, but for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. These loans are not included in the amounts of nonaccrual or restructured loans presented above. We cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, become restructured, or require increased allowance coverage and provision for credit losses. We have identified three borrowers with credits totaling $7.4 million as potential problem loans at June 30, 2019, compared to three borrowers with credits totaling $37.9 million at March 31, 2019. The borrowers are in the general C&I and commercial real estate loan portfolios.

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

Total ACL for the period ending June 30, 2019 was $115.3 million, or 0.85% of total loans (net of unearned discounts and fees) of $13.6 billion. This compares with $94.4 million, or 0.94% of total loans of $10.1 billion at December 31, 2018. The decline in the percentage of the ACL to total loans is due to the inclusion of the State Bank loan portfolio at fair value, which results in no ACL recorded for those loans at the merger date. The State Bank merger increased the ANCI portfolio significantly. The following tables present the allocation of the allowance for credit losses and the percentage of these loans to total loans. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb any losses in any category.

Table 20 –Allocation of the ACL

	Allowance for Credit Losses		Percent of ACL to Each Category of Loans		Percent of Loans in Each Category to Total Loans
(In thousands)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Originated Loans
Commercial and industrial	$81,585	$65,965	1.29%	1.08%	46.24%	60.65%
Commercial real estate	11,183	8,758	0.82	0.70	9.96	12.51
Consumer	7,786	6,937	0.37	0.37	15.14	18.81
Small business	4,814	3,742	1.58	1.45	2.22	2.56
Total originated loans	105,368	85,402	1.04	0.90	73.57	94.54
ANCI Loans
Commercial and industrial	217	293	0.02	0.61	7.55	0.48
Commercial real estate	73	53	0.01	0.68	10.11	0.08
Consumer	598	541	0.12	0.19	3.60	2.81
Small business	204	165	0.05	1.89	3.25	0.09
Total ANCI	1,092	1,052	0.03	0.30	24.50	3.45
ACI Loans
Commercial and industrial	644	58	2.23	0.35	0.21	0.17
Commercial real estate	2,161	1,641	2.01	2.51	0.79	0.65
Consumer	6,080	6,225	5.43	5.14	0.82	1.20
Total ACI	8,885	7,924	3.35	3.90	1.93	2.02
Total Loans
Commercial and industrial	82,446	66,316	1.11	1.08	54.00	61.29
Commercial real estate	13,417	10,452	0.47	0.79	20.85	13.24
Consumer	14,464	13,703	0.54	0.60	19.55	22.82
Small business	5,018	3,907	0.65	1.47	5.60	2.65
Total allowance for credit losses	$115,345	$94,378	0.85%	0.94%	100.00%	100.00%

Originated ACL. The ACL on our originated loan portfolio totaled $105.4 million, or 1.04% on loans of $10.1 billion as of June 30, 2019 compared to $85.4 million, or 0.90% on loans of $9.5 billion as of December 31, 2018. The primary driver of the originated ACL is the net new loan growth as well as the underlying credit quality of the loans. Our originated and ANCI loan portfolios are divided into commercial and consumer segments for allowance estimation purposes. The commercial allowance estimate is driven by loan level risk ratings. The consumer allowance estimate uses pool level historical loss rates assigned based on certain credit attributes.

As June 30, 2019, $81.6 million, or 77.4% of our originated ACL is attributable to our C&I loan segment compared to $66.0 million, or 77.2%, as December 31, 2018. The originated ACL as a percentage of the C&I portfolio has increased to 1.29%, with an increase of $15.6 million as of June 30, 2019 since December 31, 2018. The increase in the level of ACL on the C&I portfolio as of June 30, 2019 from December 31, 2018 is the result of additional provision of approximately $18.0 million on specific credits within the energy, restaurant and general C&I segments, as well as overall loan growth and migration.

The level of criticized and classified loans in the Originated C&I portfolios are presented in the following tables.

Table 21 –Originated Criticized and Classified C&I Loans

	As of June 30, 2019
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized
General C&I	$67,969	$48,385	$41,584	$157,938
Energy Sector	—	17,464	6,485	23,949
Restaurant industry	76,552	45,469	—	122,021
Healthcare	5,250	4,260	—	9,510
Total	$149,771	$115,578	$48,069	$313,418

	As of December 31, 2018
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized
General C&I	$74,592	$76,056	$—	$150,648
Energy Sector	11,812	6,227	14,486	32,525
Restaurant industry	24,449	26,171	—	50,620
Healthcare	—	4,496	—	4,496
Total	$110,853	$112,950	$14,486	$238,289

As of June 30, 2019, $11.2 million, or 10.6% of our originated ACL is attributable to the CRE loan segment compared to $8.8 million, or 10.3%, as of December 31, 2018. The ACL as a percentage of the CRE portfolio has increased to 0.82% as of June 30, 2019 from 0.70% as of December 31, 2018.

In addition to quantitative elements, certain qualitative and environmental factors are also considered at management’s discretion, which are generally based on a combination of internal and external factors and trends. At June 30, 2019, these factors totaled $14.0 million and accounted for approximately 13.3% of the originated ACL compared to $19.7 million, or 23.1%, as of December 31, 2018, with the most significant considerations being reduced qualitative adjustments in C&I related to certain macroeconomic factors. At June 30, 2019, the qualitative factors were allocated to various segments of the portfolio as follows: approximately $1.5 million to CRE, $9.1 million to C&I and $3.4 million to Consumer.

As of June 30, 2019, and December 31, 2018, $25.5 million, or 24.2% and $21.1 million, or 24.7%, respectively, of the total originated ACL, was attributable to SNCs. The ACL is estimated based on the underlying credit quality of the loan, primarily based on its probability of default and loss given default. This methodology is consistent whether or not a loan is a SNC.

The following table includes the charge-off and recoveries on our originated portfolio for the periods presented:

Table 22 – Originated Charge-offs and Recoveries

	Originated Charge-offs and Recoveries
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Charge-offs:
Commercial and industrial	$17,773	$3,407	$18,234	$3,465
Commercial real estate	—	—	64	—
Consumer	416	81	615	377
Small business	61	29	219	482
Total charge-offs	18,250	3,517	19,132	4,324
Recoveries:
Commercial and industrial	179	1,306	458	1,311
Commercial real estate	—	5	—	10
Consumer	10	6	18	74
Small business	24	42	25	63
Total recoveries	213	1,359	501	1,458
Net charge-offs	$18,037	$2,158	$18,631	$2,866

ANCI ACL. The ACL on our ANCI loans totaled $1.1 million on $3.4 billion in loans, or 0.03%, compared to $1.1 million on $349.3 million in loans, or 0.30%, at December 31, 2018. ANCI loans were recorded at fair value at the date of each acquisition and are pooled for ACL assessment based on risk segment. The State Bank merger added approximately $3.2 billion in loan balances to the ANCI portfolio (See Table 14).  Any net shortage of credit mark indicates the need for an allowance on that segment of loans with certain loans individually reviewed for specific impairment.

ACI ACL. The ACL on our ACI loans totaled $8.9 million on $265.2 million in loans, or 3.35%, at June 30, 2019 compared to $7.9 million on $203.2 million in loans, or 3.90% at December 31, 2018. At the time of our acquisitions, we estimated the fair value of the total ACI loan portfolio by segregating the portfolio into loan pools with similar characteristics and certain specifically-reviewed non-homogeneous loan. Our recent merger with State Bank added approximately $78 million in ACI loans to our portfolio (See “Note 2 – Business Combination” to the Unaudited Consolidated Financial Statements).

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

The largest component of our ACI ACL is attributable to our consumer category, primarily first and second-lien residential loans, that represents 68.4% of the ACI ACL at June 30, 2019 compared to 78.6% of the ACI ACL at December 31, 2018. This component of the ACL has declined $0.1 million to $6.1 million since December 31, 2018 due to impairment reversals largely driven by loan pay-offs.

The commercial real estate component comprises 24.3% of the ACI ACL at June 30, 2019 and has increased $0.5 million to $2.2 million since December 31, 2018 and the C&I component increased approximately $0.6 million. These increases were primarily related to specific impairments.

The following table summarizes certain information with respect to our ACL on the total loan portfolio and the composition of charge-offs and recoveries for the periods indicated. Subsequent tables present this information separately for the originated, ANCI and ACI portfolios:

Table 23 – Allowance for Credit Losses Loans Roll-forward

	Total Loans
	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
(In thousands)	2019	2018	2019	2018	2018
Allowance for credit losses at beginning of period	$105,038	$91,537	$94,378	$87,576	$87,576
Charge-offs	(18,981)	(3,650)	(19,919)	(4,462)	(8,045)
Recoveries	361	1,470	749	1,863	2,147
Provision for credit losses	28,927	1,263	40,137	5,643	12,700
Allowance for credit losses at end of period	$115,345	$90,620	$115,345	$90,620	$94,378

Loans at end of period, net of unearned income	$13,627,934	$8,975,755	$13,627,934	$8,975,755	$10,053,923
Average loans, net of unearned income	13,921,873	8,848,820	13,860,471	8,647,594	9,116,602
Ratio of ending allowance to ending loans	0.85%	1.01%	0.85%	1.01%	0.94%
Ratio of net charge-offs to average loans (1)	0.54	0.10	0.28	0.06	0.06
Net charge-offs as a percentage of:
Provision for credit losses	64.37	172.55	47.76	46.07	46.44
Allowance for credit losses (1)	64.75	9.65	33.51	6.15	6.25
Allowance for credit losses as a percentage of nonperforming loans	106.08	230.60	106.08	230.60	127.12

(1)	Annualized for the three and six months ended June 30, 2019 and 2018.

	Originated Loans
	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
(In thousands)	2019	2018	2019	2018	2018
Allowance for credit losses at beginning of period	$96,387	$81,986	$85,402	$77,656	$77,656
Charge-offs	(18,250)	(3,517)	(19,132)	(4,324)	(7,894)
Recoveries	213	1,359	501	1,458	1,581
Provision for credit losses	27,018	1,690	38,597	6,728	14,059
Allowance for credit losses at end of period	$105,368	$81,518	105,368	$81,518	$85,402

Loans at end of period, net of unearned income	$10,061,620	$8,534,663	$10,061,620	$8,534,663	$9,503,685
Ratio of ending allowance to ending loans	1.05%	0.96%	1.05%	0.96%	0.90%
Net charge-offs as a percentage of:
Provision for credit losses	66.76	127.69	48.27	42.60	44.90
Allowance for credit losses (1)	68.66	10.62	35.66	7.09	7.39
Allowance for credit losses as a percentage of nonperforming loans	100.77	217.27	100.77	217.27	117.51

(1)	Annualized for the three and six months ended June 30, 2019 and 2018.

	ANCI Loans
	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
(In thousands)	2019	2018	2019	2018	2018
Allowance for credit losses at beginning of period	$1,117	$1,189	$1,052	$1,396	$1,396
Charge-offs	(361)	(133)	(417)	(138)	(151)
Recoveries	148	97	248	308	394
Provision for credit losses	188	(43)	209	(456)	(587)
Allowance for credit losses at end of period	$1,092	$1,110	$1,092	$1,110	$1,052

Loans at end of period, net of unearned income	$3,301,127	$204,455	$3,301,127	$204,455	$346,963
Ratio of ending allowance to ending loans	0.03%	0.54%	0.03%	0.54%	0.30%
Net charge-offs (recoveries) as a percentage of:
Provision for credit losses	113.30	(88.10)	25.86	37.14	41.40
Allowance for credit losses (1)	78.24	13.37	31.21	(30.70)	(23.10)
Allowance for credit losses as a percentage of nonperforming loans	26.07	60.92	26.07	60.92	67.18

(1)	Annualized for the three and six months ended June 30, 2019 and 2018.

	ACI Loans
	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
(In thousands)	2019	2018	2019	2018	2018
Allowance for credit losses at beginning of period	$7,534	$8,362	$7,924	$8,524	$8,524
Charge-offs	(370)	—	(370)	—	—
Recoveries	—	14	—	97	172
Provision for credit losses	1,721	(384)	1,331	(629)	(772)
Allowance for credit losses at end of period	$8,885	$7,992	$8,885	$7,992	$7,924

Loans at end of period, net of unearned income	$265,187	$236,637	$265,187	$236,637	$203,275
Ratio of ending allowance to ending loans	3.35%	3.38%	3.35%	3.38%	3.90%
Net charge-offs (recoveries) as a percentage of:
Provision for credit losses	21.50	3.65	27.80	15.42	22.28
Allowance for credit losses (1)	16.89	(0.70)	8.40	(2.45)	(2.17)
Allowance for credit losses as a percentage of nonperforming loans	NM	NM	NM	NM	NM

(1)	Annualized for the three and six months ended June 30, 2019 and 2018.

NM – Not Meaningful

Deposits. Deposits at June 30, 2019 totaled $14.5 billion as compared to $10.7 billion at December 31, 2018. The increase in deposits is due to the merger with State Bank. Our strategy is to fund asset growth primarily with customer deposits in order to maintain a stable liquidity profile and a more competitive cost of funds. We categorize deposits as brokered and non-brokered consistent with the banking industry. The following table illustrates the growth in our deposits during the periods indicated:

Table 24 –Deposits

			Percent to Total		Percentage Change
(In thousands)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	2019 vs 2018
Noninterest-bearing demand	$3,296,652	$2,454,016	22.8%	22.9%	34.3%
Interest-bearing demand	7,804,020	5,727,026	53.9	53.4	36.3
Savings	253,864	170,910	1.7	1.6	48.5
Time deposits less than $100,000	1,446,825	1,119,270	10.0	10.5	29.3
Time deposits greater than $100,000	1,686,460	1,237,467	11.6	11.6	36.3
Total deposits	$14,487,821	$10,708,689	100.0%	100.0%	35.3%

Total brokered deposits	$868,009	$1,037,474	6.0%	9.7%	(16.3)%

Domestic time deposits $250,000 and over were $661.5 million and $491.3 million at June 30, 2019 and December 31, 2018, respectively, which represented 4.6% of total deposits at June 30, 2019 and at December 31, 2018.

The following tables set forth our average deposits and the average rates expensed for the periods indicated:

Table 25 –Average Deposits/Rates

	Three Months Ended June 30,
	2019		2018
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
(In thousands)	Outstanding	Paid	Outstanding	Paid
Noninterest-bearing demand	$3,281,383	—%	$2,058,255	—%
Interest-bearing deposits:
Interest-bearing demand	7,732,568	1.57	4,712,302	1.00
Savings	251,270	0.39	189,567	0.28
Time deposits	3,379,889	2.41	2,175,235	1.94
Total interest-bearing deposits	11,363,727	1.79	7,077,104	1.27
Total average deposits	$14,645,110	1.39%	$9,135,359	0.98%

	Six Months Ended June 30,
	2019		2018
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
(In thousands)	Outstanding	Paid	Outstanding	Paid
Noninterest-bearing demand	$3,307,745	—%	$2,093,231	—%
Interest-bearing deposits:
Interest-bearing demand	7,871,015	1.52	4,753,479	0.88
Savings	249,968	0.38	184,642	0.27
Time deposits	3,183,894	2.37	2,042,862	1.78
Total interest-bearing deposits	11,304,877	1.74	6,980,983	1.13
Total average deposits	$14,612,622	1.34%	$9,074,214	0.87%

Borrowings

The following is a summary of our borrowings for the periods indicated:

Table 26 –Borrowings

(In thousands)	June 30, 2019	December 31, 2018
Securities sold under repurchase agreements	$1,648	$1,106
Advances from FHLB	100,000	150,000
Senior debt	49,905	184,801
Subordinated debt	182,488	98,910
Junior subordinated debentures	37,199	36,953
Total borrowings	$371,240	$471,770
Average total borrowings - YTD	$497,556	$565,658

On March 29, 2019, we entered into a credit agreement for a revolving loan facility in the amount of $100 million. The proceeds of the revolving loan shall be used to finance general corporate purposes. There was $5 million outstanding under this line of credit at June 30, 2019 which was repaid in early July 2019. Although the Credit Facility is unsecured, we agreed not to sell, pledge or transfer any part of its right, title or interest in its subsidiary bank while the Credit Agreement is in place.

In June 2019, the Company completed a registered public offering of $85 million aggregate principal amount of 4.75% fixed to floating rate subordinated notes due 2029, whereby the net proceeds of the offering were used to redeem its 4.875% senior notes due June 28, 2019. The $85 subordinated debt transaction was structured with a 10-year maturity, a 5 year call option, and a fixed-to-floating interest rate.

Shareholders’ Equity

As of June 30, 2019 and December 31, 2018, our ratio of shareholders’ equity to total assets was 13.9% and 11.3%, respectively, and we had tangible common equity ratios of 10.83% and 9.05%, respectively. Shareholder’s’ equity was $2.4 billion at June 30, 2019, an increase of $987.8 million from December 31, 2018. The increase in the first six months of 2019 resulted from common stock issued of $826.1 million in the State Bank merger (net of issuance costs), net income of $106.5 million and an increase of $156.0 million in other comprehensive income which resulted from increased fair values of derivatives and of securities. These items were partially offset by dividends of $45.3 million and the repurchase of 3.0 million common shares at an average price of $19.60 per share, or $58.8 million as part of the share repurchase program announced in October 2018.

Regulatory Capital

We are subject to regulatory capital requirements that require us to maintain certain minimum common equity Tier 1 capital, Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. At June 30, 2019, our capital ratios exceeded these requirements. Our actual regulatory capital amounts and ratios at June 30, 2019 are presented in the following table:

Table 27 – Regulatory Capital Amounts/Ratios

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
June 30, 2019
Tier 1 leverage	$1,753,802	10.3%	$1,927,227	11.3%
Common equity tier 1 capital	1,753,802	10.9	1,877,227	11.7
Tier 1 risk-based capital	1,753,802	10.9	1,927,227	12.0
Total risk-based capital	2,085,153	12.9	2,068,216	12.8
Minimum requirement:
Tier 1 leverage	683,793	4.0	683,820	4.0
Common equity tier 1 capital	725,187	4.5	724,654	4.5
Tier 1 risk-based capital	966,916	6.0	966,206	6.0
Total risk-based capital	1,289,221	8.0	1,288,274	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	854,777	5.0
Common equity tier 1 capital	N/A	N/A	1,046,723	6.5
Tier 1 risk-based capital	966,916	6.0	1,288,274	8.0
Total risk-based capital	1,611,526	10.0	1,610,343	10.0

Liquidity

Overview

We measure and seek to manage liquidity risk by a variety of processes, including monitoring the composition of our funding mix; monitoring financial ratios specifically designed to measure liquidity risk; maintaining a minimum liquidity cushion; and performing forward cash flow gap forecasts in various liquidity stress testing scenarios designed to simulate possible stressed liquidity environments. We attempt to limit our liquidity risk by setting board-approved concentration limits on sources of funds and limits on liquidity ratios used to measure liquidity risk and maintaining adequate levels of on-hand liquidity. The following ratios are used to monitor and analyze our liquidity:

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

As of June 30, 2019, all of the Company’s liquidity measures were within our established guidelines.

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

Maturities of Time Deposits

The aggregate amount of time deposits in denominations of $100,000 or more as of June 30, 2019 and December 31, 2018, was $1.7 billion and $1.2 billion, respectively.

At June 30, 2019, the weighted average maturity of time deposits greater than $100,000 was 8.2 months and scheduled maturities of time deposits greater than $100,000 were as follows:

Table 28 – Time Deposit Maturity Schedule

	June 30, 2019
(In thousands)	Amount	Average Interest Rate
Under 3 months	$344,252	2.23%
3 to 6 months	316,931	2.41
6 to 12 months	779,408	2.36
12 to 24 months	177,687	2.27
24 to 36 months	60,961	2.45
36 to 48 months	4,811	1.76
Over 48 months	2,410	1.53
Total	$1,686,460	2.34%

Cash Flow Analysis

Cash and cash equivalents

At June 30, 2019, we had $766.3 million in cash and cash equivalents on hand, a decrease of $13.0 million or 1.7% from our cash and cash equivalents of $779.3 million at December 31, 2018. At June 30, 2019 our cash and cash equivalents comprised 4.4% of total assets compared to 6.1% at December 31, 2018. We monitor our liquidity position and increase or decrease our short-term liquid assets as necessary. The lower balance in cash and cash equivalents at June 30, 2019 is due to timing of net loan fundings and customer deposits at the end of the quarter as well as the decrease of $97.0 million in borrowed money that occurred during the second quarter of 2019.

2019 vs. 2018

As shown in the Condensed Consolidated Statements of Cash Flows, operating activities provided $132.1 million in the six months ended June 30, 2019 compared to net cash provided of $109.0 million in the six months ended June 30, 2018. The increase in operating funds during the six months ended June 30, 2019 was due to net income and $129.0 million in net proceeds from the sale of held for sale loans, partially offset by the purchased option price of $127.8 million of a $4.0 billion notional interest rate collar.

Investing activities during the six months ended June 30, 2019 provided $398.0 million of net funds, primarily due to net cash received in the acquisition, sales and other cash flows from available-for-sale securities offset by net loan funding of $228.8 million. This compares to investing activities during the six months ended June 30, 2018 using $535.4 million of net funds, primarily due to net loan funding.

Financing activities during the six months ended June 30, 2019 used net funds of $543.1 million, due to a decrease in deposits of $319.2 million, repurchase of $58.8 million in our common stock, dividends of $45.3 million, and a net decrease of $96.4 million in borrowings. The decrease in deposits in the quarter included a decline of core deposits of $148.1 million, which included $311.8 million that State Bank had on deposit with us at December 31, 2018 that were eliminated out of deposits. Financing activities during the six months ended June 30, 2019, included the pay-off of $134.9 million in senior debt, issuance of $85.0 million in subordinated debt, and the replacement of short term FHLB advance with a long term advance.

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

Adjusted net income to common shareholders is defined as net income available to common shareholders plus total non-routine items. We believe the most directly comparable GAAP financial measure is net income available to common shareholders.

Adjusted diluted earnings per share is defined as adjusted net income allocated to common stock divided by diluted weighted average common shares outstanding. We believe the most directly comparable GAAP financial measure is diluted earnings per share.

Adjusted pre-tax, pre-provision net earnings is defined as income before taxes, provision for credit losses, and non-routine items. We believe the most directly comparable GAAP financial measure is income before taxes.

The following table is a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Table 29 – Non-GAAP Financial Measures

	As of and for the Three Months Ended		As of and for the Six Months Ended		As of and for the Year Ended
(In thousands, except share and per share data)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018	December 31, 2018
Efficiency ratio
Noninterest expenses (numerator)	$100,529	$62,435	$213,969	$124,374	$258,301
Net interest income	$160,787	$95,384	$330,076	$186,495	$387,741
Noninterest income	31,722	24,672	62,386	49,655	94,638
Operating revenue (denominator)	$192,509	$120,056	$392,462	$236,150	$482,379
Efficiency ratio	52.22%	52.00%	54.52%	52.67%	53.55%
Adjusted efficiency ratio
Noninterest expenses	$100,529	$62,435	$213,969	$124,374	$258,301
Less: Merger related expenses	4,562	756	26,562	756	2,983
Less: Secondary offerings expenses	—	1,165	—	2,530	4,552
Plus: Specially designated bonuses	—	—	—	—	9,795
Less: Other non-routine expenses(1)	—	1,145	—	3,423	3,423
Adjusted noninterest expenses (numerator)	$95,967	$59,369	$187,407	$117,665	$237,548
Net interest income	$160,787	$95,384	$330,076	$186,495	$387,741
Noninterest income	31,722	24,672	62,386	49,655	94,638
Plus: Revaluation of receivable from sale of insurance assets	2,000	—	2,000	—	—
Less: Gain on sale of insurance assets	—	4,871	—	4,871	4,871
Less: gain on sale of acquired commercial loans	1,514	—	1,514	—	—
Less: Securities gains (losses), net	938	(1,813)	926	(1,801)	(1,853)
Adjusted noninterest income	31,270	21,614	59,946	46,585	91,620
Adjusted operating revenue (denominator)	$192,057	$116,998	$390,022	$233,080	$479,361
Adjusted efficiency ratio	49.97%	50.74%	48.05%	50.48%	49.56%
Tangible common equity ratio
Shareholders’ equity	$2,426,072	$1,389,956	$2,426,072	$1,389,956	$1,438,274
Less: Goodwill and other intangible assets, net	(595,605)	(315,648)	(595,605)	(315,648)	(314,400)
Tangible common shareholders’ equity	1,830,467	1,074,308	1,830,467	1,074,308	1,123,874
Total assets	17,504,005	11,305,528	17,504,005	11,305,528	12,730,285
Less: Goodwill and other intangible assets, net	(595,605)	(315,648)	(595,605)	(315,648)	(314,400)
Tangible assets	$16,908,400	$10,989,880	$16,908,400	$10,989,880	$12,415,885
Tangible common equity ratio	10.83%	9.78%	10.83%	9.78%	9.05%
Tangible book value per share
Shareholders’ equity	$2,426,072	$1,389,956	$2,426,072	$1,389,956	$1,438,274
Less: Goodwill and other intangible assets, net	(595,605)	(315,648)	(595,605)	(315,648)	(314,400)
Tangible common shareholders’ equity	$1,830,467	$1,074,308	$1,830,467	$1,074,308	$1,123,874
Common shares outstanding	128,798,549	83,625,000	128,798,549	83,625,000	82,497,909
Tangible book value per share	$14.21	$12.85	$14.21	$12.85	$13.62

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

	As of and for the Three Months Ended		As of and for the Six Months Ended		As of and for the Year Ended
(In thousands, except share and per share data)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018	December 31, 2018
Return on average tangible common equity
Average common equity	$2,331,855	$1,358,770	$2,287,003	$1,350,652	$1,377,471
Less: Average intangible assets	(597,772)	(323,255)	(600,096)	(325,479)	(320,232)
Average tangible common shareholders’ equity	$1,734,083	$1,035,515	$1,686,907	$1,025,173	$1,057,239
Net income	$48,346	$47,974	$106,547	$86,799	$166,261
Plus: Intangible asset amortization	4,515	548	9,172	1,155	2,112
Tangible net income	$52,861	$48,522	$115,719	$87,954	$168,373
Return on average tangible common equity(2)	12.23%	18.79%	13.83%	17.30%	15.73%
Adjusted return on average tangible common equity
Average tangible common shareholders’ equity	$1,734,083	$1,035,515	$1,686,907	$1,025,173	$1,057,239
Tangible net income	$52,861	$48,522	$115,719	$87,954	$168,373
Non-routine items:
Plus: Merger related expenses	4,562	756	26,562	756	2,983
Plus: Secondary offerings expenses	—	1,165	—	2,530	4,552
Plus: Specially designated bonuses	—	—	—	—	9,795
Plus: Other non-routine expenses(1)	—	1,145	—	3,423	3,423
Plus: Revaluation of receivable from sale of insurance assets	2,000	—	2,000	—	—
Less: Gain on sale of insurance assets	—	4,871	—	4,871	4,871
Less: gain on sale of acquired commercial loans	1,514	—	1,514
Less: Securities gains (losses), net	938	(1,813)	926	(1,801)	(1,853)
Tax expense:
Less: Benefit of legacy loan bad debt deduction for tax	—	5,991	—	5,991	5,991
Less: Income tax effect of tax deductible non-routine items	958	(166)	5,558	259	3,157
Total non-routine items, after tax	3,152	(5,817)	20,564	(2,611)	8,587
Adjusted tangible net income available to common shareholders	$56,012	$42,705	$136,283	$85,343	$176,960
Adjusted return on average tangible common equity(2)	12.96%	16.54%	16.29%	16.79%	16.74%
Adjusted return on average assets
Average assets	$17,653,511	$11,218,432	17,643,943	11,071,171	$11,498,013
Net income	$48,346	$47,974	$106,547	$86,799	$166,261
Return on average assets	1.10%	1.72%	1.22%	1.58%	1.45%
Net income	$48,346	$47,974	$106,547	$86,799	$166,261
Total non-routine items, after tax	3,152	(5,817)	20,564	(2,611)	8,587
Adjusted net income	$51,497	$42,157	$127,111	$84,188	$174,848
Adjusted return on average assets	1.17%	1.51%	1.45%	1.53%	1.52%
Adjusted diluted earnings per share
Diluted weighted average common shares outstanding	129,035,553	84,792,657	129,787,758	84,733,732	84,375,289
Net income allocated to common stock	$48,176	$47,914	$106,146	$86,693	$166,064
Total non-routine items, after tax	3,152	(5,817)	20,564	(2,611)	8,587
Adjusted net income allocated to common stock	$51,328	$42,097	$126,709	$84,082	$174,651
Adjusted diluted earnings per share	$0.40	$0.50	$0.98	$0.99	$2.07
Adjusted pre-tax, pre-provision net earnings
Income before taxes	$63,053	$56,358	$138,356	$106,133	$211,378
Plus: Provision for credit losses	28,927	1,263	40,137	5,643	12,700
Plus: Total non-routine items before taxes	4,110	8	26,122	3,639	17,735
Adjusted pre-tax, pre-provision net earnings	$96,090	$57,629	$204,615	$115,415	$241,813

(1)

For the year ended December 31, 2018, $3.4 million of other non-routine expenses included $1.1 million of expenses related to the sale of the assets of our insurance company and $2.3 million of legal costs associated with litigation related to a pre-acquisition matter of a legacy acquired bank that has been resolved.

(2)	Annualized for the three and six months ended June 30, 2019 and 2018.

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

We evaluate IRR and develop guidelines regarding balance sheet composition and re-pricing, funding sources and pricing, and off-balance sheet commitments that aim to moderate IRR. We use financial simulations that reflect various interest rate scenarios and the related impact on net interest income over specified periods of time. We refer to this process as asset/liability management, or (“ALM”).

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

Management has formed a cross-functional project team to manage the assessment, identification, and resolution of risks and potential issues related to the transition from LIBOR to a replacement index.  This committee reports to the ALCO and Enterprise Risk Management, who will provide regular reports to the Board of Directors.

Financial simulation models are the primary tools we use to measure IRR exposures. By examining a range of hypothetical deterministic interest rate scenarios, these models provide management with information regarding the potential impact on NII and Economic Value of Equity (“EVE”) caused by changes in interest rates.

The models simulate the cash flows and accounting accruals generated by the financial instruments on our balance sheet at a given month-end, as well as the cash flows generated by the new business, we anticipate over a 36-month forecast horizon. Numerous assumptions are made in the modeling process, including balance sheet composition, the pricing, re-pricing and maturity characteristics of existing business and new business. Additionally, loan and investment prepayment, administered rate account elasticity and other option risks are considered as well as the uncertainty surrounding future customer behavior. Because of the limitations inherent in any approach used to measure IRR and because the Bank’s loan portfolio will be actively managed in the event of a change in interest rates, simulation results, including those discussed in “—Interest Rate Exposures” immediately below, are not intended as a forecast of the actual effect of a change in market interest rates on our NII or results of operations or indicative of management’s expectations of actual results in the event of a fluctuation in market interest rates.

Interest Rate Exposures

Based upon the current interest rate curves as of June 30, 2019, our NII simulation model projects our sensitivity over the next 12 months to an instantaneous increase or decrease in interest rates was as follows:

Table 30- Interest Rate Sensitivity

	Increase (Decrease)
(in millions)	Net Interest Income		Economic Value of Equity
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent	Amount	Percent
+ 200 BP	$28.8	4.37%	$118.9	3.28%
+ 100 BP	5.9	0.89	84.4	2.33
- 100 BP	(6.3)	(0.95)	(178.2)	(4.92)
- 200 BP	(10.2)	(1.55)	(649.7)	(17.94)

Based upon the current interest rate curves as of June 30, 2019, the following table reflects our sensitivity over the next 12 months to a gradual increase or decrease in interest rates over a twelve-month period:

	Increase (Decrease)
(in millions)	Net Interest Income
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent
+ 200 BP	$26.7	4.06%
+ 100 BP	6.5	0.98
- 200 BP	(7.5)	(1.14)
- 100 BP	(12.7)	(1.92)

Both the NII and EVE simulations include 12 month assumptions regarding balances, asset prepayment speeds, deposit repricing and runoff and interest rate relationships among balances that management believes to be reasonable for the various interest rate environments. Differences in actual occurrences from these assumptions, as well as non-parallel changes in the yield curve, may change our market risk exposure.

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

In February 2019, the Company entered into a $4.0 billion notional interest rate collar with a five-year term. The interest rate collar has a purchased cap strike of 4.70%, a sold cap strike of 3.50%, a sold floor strike of 0.00%, and a purchased floor strike of 3.00%. The purchased option price was $127.8 million when executed and the current estimated fair value at June 30, 2019 is $250.1 million.

The purchase option price will amortize as contra interest income over the five-year term. The purchase option proceeds will change with LIBOR and we may collect more or less than the original price which will result in interest income or contra interest income, respectively.

In June 2015 and March 2016, the Company entered into interest rate swap agreements to manage overall cash flow changes related to IRR exposure on the 1-Month LIBOR rate indexed loans. The following is a detail of our interest rate swaps designated as cash flow hedges as of  June 30, 2019:

Table 31 –Summary of Cash Flow Hedges

Effective Date	Maturity Date	Notional Amount (In Thousands)	Fixed Rate	Variable Rate
June 30, 2015	December 31, 2019	$300,000	1.51%	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.60	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.59	1 Month LIBOR

The following summarizes all derivative positions as of June 30, 2019:

Table 32 –Derivative Positions

	June 30, 2019			December 31, 2018
		Fair Value			Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$650,000	$—	$2,995	$650,000	$—	$23,968
Commercial loan interest rate collars	4,000,000	250,097	—	—	—	—
Total derivatives designated as hedging instruments	4,650,000	250,097	2,995	650,000	—	23,968
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	1,095,941	8,398	969	1,155,942	4,439	1,777
Commercial loan interest rate caps	134,451	85	85	88,430	239	239
Commercial loan interest rate floors	679,901	9,517	9,517	652,822	5,587	5,587
Commercial loan interest rate collars	80,000	324	324	80,000	96	96
Mortgage loan held for sale interest rate lock commitments	11,246	99	—	5,286	72	—
Mortgage loan forward sale commitments	6,889	—	13	1,959	5	—
Mortgage loan held for sale floating commitments	1,677	—	—	14,690	—	—
Foreign exchange contracts	65,618	171	271	46,971	698	683
Total derivatives not designated as hedging instruments	2,075,723	18,594	11,179	2,046,100	11,136	8,382
Total derivatives	$6,725,723	$268,691	$14,174	$2,696,100	$11,136	$32,350

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

(b)	Internal Control Over Financial Reporting

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Any control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are achieved. The design of a control system inherently has limitations, including the controls’ cost relative to their benefits. Additionally, controls can be circumvented. No cost-effective control system can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS.

The following table presents information related to issuer purchases of equity securities during the second quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Be Purchased Under Publicly Announced Plans or Programs
April 1-30, 2019	—	$—	—	$161,351
May 1-31, 2019	—	$—	—	$161,351
June 1-30, 2019	—	$—	—	$161,351

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On July 26, 2019, the Company announced that the Board of Directors authorized the repurchase of up to $50 million of our common stock. The Company expects to fund the program with cash on hand and cash generated from operations, including dividends from our subsidiary bank. The repurchase authorization does not have an expiration date and may be modified, suspended or discontinued at any time at our discretion and does not obligate us to acquire any particular amount of common stock.  The actual timing, number and value of the shares to be purchased under the program will be determined by management at its discretion. The common stock repurchase program will be subject to various factors, including our capital position, liquidity, financial performance and alternate uses of capital, stock trading price, general market and other conditions, and applicable legal requirements. The common stock repurchases may be accomplished through open market purchases or privately negotiated transactions.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	Inline Interactive Financial Data

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cadence Bancorporation (Registrant)

Date: August 9, 2019	/s/ Paul B. Murphy
Paul B. Murphy
Chairman and Chief Executive Officer

Date: August 9, 2019	/s/ Valerie C. Toalson
Valerie C. Toalson
Executive Vice President and Chief Financial Officer