Form 10-Q
period 2019-09-30
Cadence Bancorporation
filed 2019-11-12
CIK 1614184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	CADE	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class A Common Stock, $0.01 Par Value	128,015,327
Class	Outstanding as of November 1, 2019

Cadence Bancorporation

FORM 10-Q

For the Quarter Ended September 30, 2019

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
(In thousands, except share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$236,628	$237,342
Interest-bearing deposits with banks	816,604	523,436
Federal funds sold	7,870	18,502
Total cash and cash equivalents	1,061,102	779,280
Investment securities available-for-sale	1,705,325	1,187,252
Other securities - FRB and FHLB stock	77,239	50,752
Loans held for sale	45,252	59,461
Loans	13,637,042	10,053,923
Less: allowance for credit losses	(127,773)	(94,378)
Net loans	13,509,269	9,959,545
Premises and equipment, net	127,757	63,621
Other real estate owned	1,571	2,406
Cash surrender value of life insurance	182,129	109,850
Net deferred tax asset	—	33,224
Goodwill	486,000	307,083
Other intangible assets, net	111,488	7,317
Other assets	548,814	170,494
Total Assets	$17,855,946	$12,730,285
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$3,602,861	$2,454,016
Interest-bearing deposits	11,186,851	8,254,673
Total deposits	14,789,712	10,708,689
Securities sold under agreements to repurchase	—	1,106
Federal Home Loan Bank advances	100,000	150,000
Senior debt	49,922	184,801
Subordinated debt	182,594	98,910
Junior subordinated debentures	37,322	36,953
Notes payable	2,054	—
Net deferred tax liability	30,802	—
Other liabilities	187,596	111,552
Total liabilities	15,380,002	11,292,011
Shareholders' Equity:
Common stock $0.01 par value, authorized 300,000,000 shares; 132,953,645 shares issued and 128,173,765 shares outstanding at September 30, 2019 and 83,625,000 shares issued and 82,497,009 shares outstanding at December 31, 2018	1,330	836
Additional paid-in capital	1,871,433	1,041,000
Treasury stock, at cost, 4,779,880 shares and 1,127,991 shares, respectively	(90,862)	(22,010)
Retained earnings	543,638	461,360
Accumulated other comprehensive income (loss)	150,405	(42,912)
Total shareholders' equity	2,475,944	1,438,274
Total Liabilities and Shareholders' Equity	$17,855,946	$12,730,285

See accompanying notes to the unaudited consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans	$197,970	$121,057	$605,732	$337,588
Interest and dividends on securities:
Taxable	9,657	6,248	30,751	16,884
Tax-exempt	1,495	1,734	4,861	7,802
Other interest income	4,027	2,714	11,114	6,535
Total interest income	213,149	131,753	652,458	368,809
INTEREST EXPENSE
Interest on time deposits	17,083	10,312	54,567	28,300
Interest on other deposits	31,338	17,196	91,262	38,168
Interest on borrowed funds	4,541	6,145	16,365	17,746
Total interest expense	52,962	33,653	162,194	84,214
Net interest income	160,187	98,100	490,264	284,595
Provision for credit losses	43,764	(1,365)	83,901	4,278
Net interest income after provision for credit losses	116,423	99,465	406,363	280,317
NONINTEREST INCOME
Investment advisory revenue	6,532	5,535	17,971	16,177
Trust services revenue	4,440	4,449	13,353	13,578
Credit related fees	5,960	3,549	16,171	10,933
Service charges on deposit accounts	5,462	3,813	15,322	11,576
Payroll processing revenue	1,196	—	3,776	—
SBA income	2,216	—	5,079	—
Other service fees	1,700	1,319	5,711	3,998
Mortgage banking income	1,079	747	2,332	1,974
Securities gains (losses), net	775	2	1,701	(1,799)
Other income	5,282	4,562	15,611	17,194
Total noninterest income	34,642	23,976	97,027	73,631
NONINTEREST EXPENSE
Salaries and employee benefits	51,904	35,811	159,035	111,432
Premises and equipment	10,913	7,561	33,019	22,283
Merger related expenses	1,010	178	27,572	934
Intangible asset amortization	6,025	650	17,986	2,157
Other expense	24,431	17,031	70,640	48,799
Total noninterest expense	94,283	61,231	308,252	185,605
Income before income taxes	56,782	62,210	195,138	168,343
Income tax expense	12,796	15,074	44,605	34,408
Net income	$43,986	$47,136	$150,533	$133,935
Weighted average common shares outstanding (Basic)	128,457,491	83,625,000	129,237,553	83,625,000
Weighted average common shares outstanding (Diluted)	128,515,274	84,660,256	129,359,287	84,709,240
Earnings per common share (Basic)	$0.34	$0.56	$1.16	$1.60
Earnings per common share (Diluted)	$0.34	$0.56	$1.16	$1.58

See accompanying notes to the unaudited consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net income	$43,986	$47,136	$150,533	$133,935
Other comprehensive gains (losses), net of tax:
Net unrealized gains (losses) on securities available-for-sale:
Net unrealized gains (losses) arising during the period (net of $2,426, ($2,881), $14,826, and($11,441) tax effect, respectively)	8,081	(9,582)	49,382	(38,064)
Less reclassification adjustments for gains (losses) realized in net income (net of $179, $0, $393 and $(416) tax effect, respectively)	596	2	1,308	(1,383)
Net unrealized gains (losses) on securities available-for-sale	7,485	(9,584)	48,074	(36,681)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period (net of $10,868, ($835), $43,260 and ($4,311) tax effect, respectively)	30,927	(2,781)	144,093	(14,345)
Less reclassification adjustments for gains (losses) realized in net income (net of $344, $(371), $(345) and $(721) tax effect, respectively)	1,141	(1,237)	(1,150)	(2,400)
Net change in unrealized gains (losses) on derivative instruments	29,786	(1,544)	145,243	(11,945)
Other comprehensive gains (losses), net of tax	37,271	(11,128)	193,317	(48,626)
Comprehensive income	$81,257	$36,008	$343,850	$85,309

See accompanying notes to the unaudited consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated OCI	Total Shareholders' Equity
Balance, December 31, 2018	$836	$1,041,000	$(22,010)	$461,360	$(42,912)	$1,438,274
Net income	—	—	—	58,201	—	58,201
Equity-based compensation cost	—	1,188	—	—	—	1,188
Cash dividends declared ($0.175 per common share)	—	—	—	(22,727)	—	(22,727)
Dividend equivalents on restricted stock units (Note 20)	—	—	—	(125)	—	(125)
Purchase of treasury stock - at cost	—	—	(58,830)	—	—	(58,830)
Issuance of 49,232,008 common shares for State Bank acquisition, net of issuance costs (Note 2)	492	825,621	—	—	—	826,113
Value of stock warrants assumed from State Bank acquisition	—	251	—	—	—	251
Common stock issuance costs	—	(295)	—	—	—	(295)
Issuance of common shares for restricted stock unit vesting (Note 20)	1	(1)	—	—	—	—
Issuance of treasury stock shares for exercise of stock warrant	—	(7)	7	—	—	—
Other comprehensive income	—	—	—	—	60,773	60,773
Balance, March 31, 2019	1,329	1,867,757	(80,833)	496,709	17,861	2,302,823
Net income	—	—	—	48,346	—	48,346
Equity-based compensation cost	—	2,711	—	—	—	2,711
Cash dividends declared ($0.175 per common share)	—	—	—	(22,539)	—	(22,539)
Dividend equivalents on restricted stock units (Note 20)	—	—	—	(257)	—	(257)
Common stock issuance costs	—	(285)	—	—	—	(285)
Issuance of treasury stock shares for exercise of stock warrant	—	(86)	86	—	—	—
Other comprehensive income	—	—	—	—	95,273	95,273
Balance, June 30, 2019	1,329	1,870,097	(80,747)	522,259	113,134	2,426,072
Net income	—	—	—	43,986	—	43,986
Equity-based compensation cost	—	1,501	—	—	—	1,501
Cash dividends declared ($0.175 per common share)	—	—	—	(22,438)	—	(22,438)
Dividend equivalents on restricted stock units (Note 20)	—	—	—	(169)	—	(169)
Purchase of treasury stock - at cost	—	—	(10,346)	—	—	(10,346)
Issuance of treasury stock shares for exercise of stock warrant	—	(165)	231	—	—	66
Issuance of common shares for restricted stock unit vesting (Note 20)	1	—	—	—	—	1
Other comprehensive income	—	—	—	—	37,271	37,271
Balance, September 30, 2019	$1,330	$1,871,433	$(90,862)	$543,638	$150,405	$2,475,944

(In thousands)	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated OCI	Total Shareholders' Equity
Balance, December 31, 2017	$836	$1,037,040	$—	$340,213	$(19,033)	$1,359,056
Net income	—	—	—	38,825	—	38,825
Equity-based compensation cost	—	453	—	—	—	453
Cash dividends declared ($0.125 per common share)	—	—	—	(10,453)	—	(10,453)
Cumulative effect of adoption of new accounting principle	—	—	—	1,000	—	1,000
Other comprehensive loss	—	—	—	—	(31,778)	(31,778)
Balance, March 31, 2018	836	1,037,493	—	369,585	(50,811)	1,357,103
Net income	—	—	—	47,974	—	47,974
Equity-based compensation cost	—	1,086	—	—	—	1,086
Cash dividends declared ($0.125 per common share)	—	—	—	(10,453)	—	(10,453)
Dividend equivalents on restricted stock units (Note 20)	—	—	—	(34)	—	(34)
Other comprehensive loss	—	—	—	—	(5,720)	(5,720)
Balance, June 30, 2018	836	1,038,579	—	407,072	(56,531)	1,389,956
Net income	—	—	—	47,136	—	47,136
Equity-based compensation cost	—	1,459	—	—	—	1,459
Cash dividends declared ($0.15 per common share)	—	—	—	(12,544)	—	(12,544)
Dividend equivalents on restricted stock units (Note 20)	—	—	—	(53)	—	(53)
Other comprehensive loss	—	—	—	—	(11,128)	(11,128)
Balance, September 30, 2018	$836	$1,040,038	$—	$441,611	$(67,659)	$1,414,826

See accompanying notes to the unaudited consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2019	2018
NET CASH FLOWS FROM OPERATING ACTIVITIES	$218,262	$149,727
CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisitions	409,137	—
Purchase of securities available-for-sale	(406,408)	(337,921)
Proceeds from sales of securities available-for-sale	384,298	264,231
Proceeds from maturities, calls and paydowns of securities available-for-sale	233,469	80,473
Purchases of other securities, net	(26,487)	—
Proceeds from sale of commercial loans held for sale	16,984	17,031
Increase in loans, net	(259,731)	(1,214,163)
Proceeds from sale of insurance subsidiary assets	—	14,039
Purchase of premises and equipment	(9,562)	(6,958)
Proceeds from disposition of foreclosed property	5,621	6,858
Other, net	(1,789)	(9,694)
Net cash provided by (used in) investing activities	345,532	(1,186,104)
CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in deposits, net	(18,108)	546,761
Net change in securities sold under agreements to repurchase	(25,005)	1,165
Repayment of short term FHLB advances	(150,000)	—
Issuance of subordinated debentures	83,474	—
Proceeds from long term FHLB advances	100,000	190,000
Repayment of senior debt	(134,922)	—
Repurchase of common stock	(69,176)	—
Cash dividends paid on common stock	(67,704)	(33,487)
Other, net	(531)	—
Net cash (used in) provided by financing activities	(281,972)	704,439
Net decrease in cash and cash equivalents	281,822	(331,938)
Cash and cash equivalents at beginning of period	779,280	730,811
Cash and cash equivalents at end of period	$1,061,102	$398,873

See accompanying notes to the unaudited consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cadence Bancorporation (the “Company”) is a Delaware corporation and a financial holding company whose primary asset is its investment in its wholly owned subsidiary bank, Cadence Bank National Association (the “Bank”).

Note 1—Summary of Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this report have been included. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The Company and its subsidiaries follow accounting principles generally accepted in the United States of America, including, where applicable, general practices within the banking industry. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. The assessment of whether or not the Company has a controlling interest (i.e., the primary beneficiary) in a variable-interest entity (“VIE”) is performed on an on-going basis. All equity investments in non-consolidated VIEs are included in “other assets” in the Company’s consolidated balance sheets (see Note 22).

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

The Bank’s operating subsidiaries include:

•Linscomb & Williams, Inc. — financial advisory firm;

•Cadence Investment Services, Inc. — provides investment and insurance products; and

•Altera Payroll and Insurance, Inc. — provides payroll services.

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

Accounting Policies

Business Combinations

Assets and liabilities acquired in business combinations are accounted for under the acquisition method of accounting and, accordingly, are recorded at their estimated fair values on the acquisition date. The Company generally records provisional amounts at the time of acquisition based on the information available. These provisional estimates of fair values may be adjusted for a period of up to one year from the acquisition date if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Adjustments recorded during this period are recognized in the current reporting period. The excess cost over fair value of net assets acquired is recorded as goodwill. On January 1, 2019 we completed our merger with State Bank Financial Corporation (see Note 2).

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). This ASU requires lessees to recognize lease assets and lease liabilities generated by contracts longer than a year on their balance sheets. Accordingly, a lessee recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability are initially measured at the present value of the future minimum lease payments over the lease term. The ASU also requires lessees to provide additional qualitative and quantitative information about the amount, timing, and uncertainty for the payments they make for the lease agreements.

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-10 provides improvements related to ASU 2016-02 to increase stakeholders’ awareness of the amendments and to expedite the improvements. The amendments affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows entities adopting ASU 2016-02 to choose an additional (and optional) transition method, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met. The amendments in these updates became effective for annual periods and interim periods within those annual periods beginning after December 15, 2018.

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

The Company adopted ASU 2016-02 and related ASUs on January 1, 2019 using the optional modified retrospective transition approach which resulted in a right-of-use (“ROU”) asset of approximately $80.0 million and lease liability of $92.3 million (see Note 7). The Company elected to adopt the package of practical expedients permitted under ASC 842 which, among other things, does not require reassessment of lease classification. The Company determines if an arrangement is or contains a lease at the inception of the contract. In determining the present value of lease payments, the Bank uses our incremental borrowing rate as the discount rate for the leases.

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

The Bank elected to apply the short-term lease exception to existing leases that meet the definition of a short-term lease, considering the lease term from the commencement date, not the remaining term at the date of adoption. The Bank elected to include all renewal options in the lease term in determination of the capitalization period and lease liability and ROU asset.

In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements. ASU 2019-01 updates codification improvements related to ASU 2016-02 to increase stakeholders’ awareness of the amendments and to expedite the improvements. The amendments in ASU 2019-01 address three topics which include 1) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers (Issue 1); 2) presentation on the statement of cash flows-sales-type and direct financing leases (Issue 2); and 3) transition disclosures related to ASC 250, Accounting Changes and Error Corrections (Issue 3). ASU 2019-01  will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years for public business entities. An entity is permitted to early adopt. However, an entity should apply the amendments as of the date that it first applied ASC 842. The transition and effective date provisions apply to Issue 1 and Issue 2. The Company adopted ASU 2019-01 at January 1, 2019 and it did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

In March 2017, the FASB issued ASU No. 2017-08, Receivables–Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for callable debt securities held at a premium to the earliest call date instead of the maturity date. The amendments do not require an accounting change for securities held at a discount, which continue to be amortized to the maturity date. ASU 2017-08 became effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those fiscal years. The amendments should be applied using a modified-retrospective transition method as of the beginning of the period of adoption. The adoption of ASU 2017-08 at January 1, 2019 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. The amendments in the ASU are related to changes which seek to clarify, correct errors or make improvements to the codification. This ASU covers nine amendments, which affect a variety of topics in the codification. Some amendments do not require transition guidance and were effective upon issuance, while others were applicable for annual periods beginning after December 15, 2018. The adoption of ASU 2018-09 at January 1, 2019 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in ASU 2018-16 permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under ASC 815. The amendments should be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of the adoption. For public business entities that have already adopted ASU 2017-12, the amendments were effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of ASU 2018-16 at January 1, 2019 did not have an impact on the Company’s financial condition, results of operations, or cash flows as the Company does not have any instruments tied to the OIS rate.

Pending Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (referred to as “CECL”).

•

Replaces the current incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.

•

Eliminates existing guidance for acquired credit impaired (“ACI”) loans and requires recognition of the nonaccretable difference as an increase to the allowance for expected credit losses on financial assets purchased with more than insignificant credit deterioration since origination, which will be offset by an increase in the recorded investment of the related loans. For ACI loans accounted for under ASC 310-30 prior to adoption, the guidance in this amendment for purchase credit deteriorated assets will be prospectively applied.

•

Requires inclusion of expected recoveries, limited to the cumulative amount of prior write-offs, when estimating the allowance for credit losses for in-scope financial assets (including collateral dependent assets).

•

Amends existing impairment guidance for available-for-sale (“AFS”) securities to incorporate an allowance, which will allow for reversals of credit impairments if the credit of an issuer improves. The Company expects no material allowance impact to available-for-sale securities.

•

Requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio.

•	Required effective date: January 1, 2020.
•	Upon adoption, Cadence will record a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption.

•

Cadence’s cross-functional CECL implementation team consists of representatives from finance, credit, and risk management. The team is progressing through its detailed project plan and timeline that has included limited parallel CECL runs in the first three quarters of 2019. Cadence continues to develop key accounting policies and assess the credit loss models, processes and the associated data requirements needed to meet the standard. Cadence expects to complete validation of the credit loss models in 2019. For the remainder of 2019, management will continue to execute the new processes in parallel with the existing processes to ensure that Cadence has an appropriate control environment over the allowance for credit losses upon adoption in 2020.

•

Cadence expects that the allowance related to its loans and commitments will increase as it will relate to credit losses over the full remaining expected life of the portfolio. Cadence currently intends to estimate losses through various models that include selected forecasted macroeconomic variables produced in a baseline macroeconomic scenario forecast provided by an external party.

•

Based on current expectations of future economic conditions, Cadence believes its allowance for credit losses on loans may increase by up to 65% from its allowance for credit losses as of September 30, 2019, as disclosed herein, with approximately 29% of this increase driven by the consumer residential portfolio and approximately 44% from the acquired noncredit impaired loans. The impact to regulatory capital is expected to be minimal; Cadence plans to elect the transition provisions provided by the banking agencies and will phase-in the “Day One” regulatory capital effects resulting from adoption of CECL over the three-year period beginning January 1, 2020. The ultimate impact will depend on the characteristics of the portfolio as well as the macroeconomic conditions and forecasts upon adoption, the ultimate validation of models and methodologies, and other management judgments.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Therefore, any carrying amount which exceeds the reporting unit’s fair value (up to the amount of goodwill recorded) will be recognized as an impairment loss. ASU 2017-04 will be effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual periods. The amendments will be applied prospectively on or after the effective date. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Based on recent goodwill impairments tests, which did not require the application of Step 2, the Company does not expect the adoption of this ASU to have an immediate impact.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 amends the disclosure requirements of ASC 820 to remove disclosure of transfers between Level 1 and Level 2 of the fair value hierarchy and the valuation process for Level 3 fair value measurements, among other amendments, and to include disclosure of the range and weighted average used in Level 3 fair value measurements, among other amendments. Amendments should be applied retrospectively to all periods presented, except for certain amendments, which should be applied prospectively. ASU 2018-13 will be effective for annual reporting periods after December 15, 2019, including interim periods within those annual periods. An entity is permitted to early adopt any removed or modified disclosures upon issuance and delay adoption of the additional disclosures until the effective date. The Company currently does not expect the adoption of this guidance to have an impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, Compensation–Retirement Benefits–Defined Benefit Plans–General (Subtopic 715-20): Disclosure Framework–Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020; early adoption is permitted. As ASU 2018-14 only revises disclosure requirements, it will not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). This standard aligns the requirements for capitalizing implementation costs in a hosting arrangement service contract with the existing guidance for capitalizing implementation costs incurred for an internal-use software license. This standard also requires capitalizing or expensing implementation costs based on the nature of the costs and the project stage during which they are incurred and establishes additional disclosure requirements. This standard will be effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption of this standard is permitted. The Company currently plans to adopt the standard prospectively and is evaluating the impact this guidance may have on its consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This ASU amends ASC 810 guidance on how all reporting entities evaluate indirect interests held through related parties in common control arrangements when determining whether fees paid to decision makers and service providers are variable interests. ASU 2018-17 is effective for fiscal years ending after December 15, 2019, including interim periods within those annual periods; early adoption is permitted. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments–Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, that clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging activities, and recognition and measurement. The amendments clarify the scope of the credit losses standard and address issues related to accrued interest receivable balances, recoveries, variable interest rates, and prepayments, among other things. With respect to hedge accounting, the amendments address partial-term fair value hedges, fair value hedge basis adjustments, application by not-for-profit entities and private companies, and certain transition requirements, among other things. On recognizing and measuring financial instruments, they address the scope of the guidance, the requirement for remeasurement under ASC 820 when using the measurement alternative, certain disclosure requirements and which equity securities must be remeasured at historical exchange rates.

The credit losses and hedging amendments have the same effective dates as the respective standards, unless an entity has already adopted the standards. The pending adoption of the credit loss standard, or CECL, is discussed above. Since the Company early adopted the guidance in ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities in 2018, the amended hedge accounting guidance in ASU No. 2019-04 will be effective as of the beginning of the first annual reporting period beginning after April 25, 2019 with early adoption permitted on any date after the issuance of this ASU and is not expected to have a material impact on the consolidated financial statements.

The amendments related to recognizing and measuring financial instruments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect these amendments may have on its consolidated financial statements and disclosures.

In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments–Credit Losses (Topic 326): Targeted Transition Relief. The amendments in ASU 2019-05 allow entities to make an irrevocable one-time election upon adoption of ASU 2016-13 to measure financial assets measured at amortized cost (except held-to-maturity securities) using the fair value option. The election is to be applied on an instrument-by-instrument basis. For entities that have already adopted the new credit losses standard, the transition relief is effective for fiscal years beginning after December 15, 2019, and interim periods therein, and early adoption is permitted. For all other entities, the guidance is effective upon adoption of ASU 2016-13. The Company does not expect to elect the fair value option, and therefore, ASU 2019-05 is not expected to impact the Company’s consolidated financial statements.

Note 2—Business Combinations

State Bank

On January 1, 2019, the Company acquired all the outstanding stock of State Bank Financial Corporation (“State Bank”), of Atlanta, Georgia, the bank holding company for State Bank and Trust Company, in a stock transaction. State Bank shareholders received 1.271 shares of the Company’s Class A common stock in exchange for each share of State Bank common stock resulting in the Company issuing 49.2 million shares of its Class A common stock. In total, the purchase price for State Bank was $826.4 million, including $826.1 million in the Company’s common stock and $0.3 million representing the fair value of unexercised warrants. The Company’s strategic rationale for the transaction was to expand our market presence into Georgia, create a more diverse business mix as well as an attractive funding base and leverage operating costs through economies of scale. The acquisition added $3.5 billion in loans and $4.1 billion in deposits as well as 32 branch locations across Georgia.

The State Bank transaction was accounted for using the acquisition method of accounting. Accordingly, the results of operations of the acquired company have been included in the Company’s results of operations since the date of acquisition. Under this method of accounting, assets acquired, liabilities assumed, and consideration paid were recorded at their estimated fair values on the acquisition date. The fair values of securities, loans, OREO, premises and equipment, core deposit intangibles, other assets and deposits were determined with the assistance of appraisals, third-party valuations and advisors. An estimate of fair value has been recorded based on valuations available at September 30, 2019 and is considered preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. However, the Company does not expect any significant revisions during the fourth quarter of 2019 prior to the end of the measurement period. The excess cost over fair value of net assets acquired is recorded as goodwill. As the consideration paid for State Bank exceeded the net assets acquired, goodwill of $176.3 million was recorded from the acquisition and allocated to the Banking segment. Goodwill recorded in the transaction, which reflects the new Georgia market and synergies expected from the combined operations, is not deductible for income tax purposes.

The following table provides the purchase price calculation as of the acquisition date and the identifiable assets acquired and the liabilities assumed at their fair values. These fair value measurements are based on internal and third-party valuations.

(In thousands, except shares and per share data)	As Recorded by Cadence
Assets
Cash and cash equivalents	$414,342
Investment securities available-for-sale	667,865
Loans held for sale	148,469
Loans	3,317,896
Premises and equipment	65,646
Cash surrender value of life insurance	69,252
Intangible assets	117,038
Other assets	46,294
Total assets acquired	$4,846,802
Liabilities
Deposits	$4,096,665
Short term borrowings	23,899
Other liabilities	76,180
Total liabilities assumed	4,196,744
Net identifiable assets acquired over liabilities assumed	650,058
Goodwill	176,322
Net assets acquired over liabilities assumed	$826,380
Consideration:
Cadence Bancorporation common shares issued	49,232,008
Fair value per share of the Company's common stock	$16.78
Company common stock issued	826,113
Fair value of unexercised warrants	267
Fair value of total consideration transferred	$826,380

Measurement Period Adjustments. The Company estimated the fair value of loans by utilizing the discounted cash flow method applied to pools of loans aggregated by product categories and interest rate type. In addition, certain cash flows were estimated on an individual loan basis based on current performance and collateral value, if the loan is collateral dependent. Contractual principal and interest cash flows were projected based on the payment type (i.e., amortizing or interest only), interest rate type (i.e., fixed or adjustable), interest rate index, weighted average maturity, weighted average interest rate, weighted average spread, and weighted average interest rate floor of each loan pool. The expected cash flows for each category were determined by estimating future credit losses using probabilities of default (PD), loss given default (LGD) and the rate of prepayments. Projected monthly cash flows were then discounted to present value based on discount rates developed from various sources including an analysis of State Bank’s newly originated loans, a buildup approach and market data. There was no carryover of State Bank’s ACL associated with the loans acquired.

The valuation of the acquired loans was not final prior to March 31, 2019, due to the complexity and time involved in valuing loans. An estimate was recorded during the first quarter of 2019 based on the results of a valuation exercise conducted as of December 31, 2018, and applied to the January 1, 2019, balance of loans acquired from State Bank. During the second and third quarters of 2019, we continued to analyze the valuations assigned to the acquired assets and assumed liabilities and our third-party valuation firm provided updated valuation assumptions for loans. These updated assumptions impacted the January 1, 2019, valuation estimates for the acquired loans. In addition, adjustments were made to deferred taxes and accrued expense balances based on new information resulting in the revised fair values displayed below. We updated our estimated fair values of these items within our Consolidated Balance Sheet with a corresponding adjustment to goodwill. These changes are gross of taxes and reflected in the following table:

(In thousands) Acquired Asset or Liability	Balance Sheet Line Item	Provisional Estimate	Revised Estimate	Increase (Decrease)
Loans	Loans	$3,324,056	$3,317,896	$(6,160)
Current and deferred taxes	Other assets	2,125	5,174	3,049
Other liabilities	Other liabilities	76,278	76,180	(98)

The impact on the income statement resulting from the changes to the estimated fair values was insignificant. We continue to analyze the assumptions and related valuation results associated with the acquired loans, and accordingly, the valuation of the loans is not final as of September 30, 2019, however will be finalized no later than December 31, 2019.  As the valuations remain provisional and subject to updates, the purchase accounting accretion amounts are also subject to adjustments.

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

Goodwill of $176.3 million was recorded as a result of the transaction and is not amortized for financial statement purposes. All the goodwill was assigned to the Banking segment. The goodwill recorded is not deductible for income tax purposes

Certificates of deposit, including IRAs, were valued by projecting out the expected cash flows based on the contractual terms of the certificates of deposit. The fair values of savings and transaction deposit accounts were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. These cash flows were discounted using the interest rates on fixed maturity deposits offered by Cadence and State Bank as of January 1, 2019 resulting in a $3.4 million discount amortized over a twelve-month period.

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

The following table presents certain unaudited pro forma information for the results of operations for the nine months ended September 30, 2019 and 2018, as if State Bank had been acquired on January 1, 2018. The pro forma results combine the historical results of State Bank into the Company’s consolidated income statements including the impact of certain acquisition accounting adjustments including loan discount accretion, investment securities discount accretion, intangible assets amortization and deposit premium accretion. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisition taken place on January 1, 2018. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. Merger-related costs of $27.1 million recorded in the 2019 period and $0.9 million recorded by Cadence and $12.9 million recorded by State Bank in the 2018 period are not included in the pro forma statements below.

	Nine Months Ended September 30,
	2019	2018
(In thousands)	Pro Forma	Pro Forma
Total revenues (net interest income and noninterest income)	$573,066	$572,693
Net income	151,694	197,034

Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as State Bank was merged into the Company and separate financial information is not available.

Merger-related expenses of $27.1 million incurred during the nine months ended September 30, 2019, are recorded in the consolidated income statement and include incremental costs related to the closing of the transaction, including legal, accounting and auditing, investment banker fees, certain employment related costs, travel, printing, supplies, and other costs. The data processing systems conversion occurred in February 2019.

Wealth & Pension

On July 1, 2019, the Company’s wholly owned subsidiary, Linscomb & Williams, Inc., acquired certain assets and assumed certain liabilities of Wealth and Pension Services Group, Inc. (“W&P”), a fee-based investment advisory firm with its principal office in Atlanta, Georgia. The total purchase consideration paid of $8.0 million included an initial cash payment of $5.2 million and future cash payments totaling approximately $2.1 million to be paid in installments over a five-year period pursuant to the Asset Purchase Agreement. W&P is also eligible for future earn-out payments pursuant to the Asset Purchase Agreement based on achieving certain levels of earnings growth over a three- and five-year period. The acquisition is accounted for as a business combination. During the third quarter of 2019, the Company recognized provisional identifiable intangible assets with an estimated fair value of $5.1 million, comprised primarily of customer relationships and noncompete agreements. We also recognized provisional goodwill of $2.6 million in connection with the acquisition. These fair value estimates represent our best estimate of fair value and are expected to be finalized over a period of up to one year from the acquisition date. Merger-related expenses of $0.5 million incurred in the nine months ended September 30, 2019, are recorded in the consolidated income statement.

Note 3—Investment Securities

A summary of amortized cost and estimated fair value of securities available-for-sale at September 30, 2019 and December 31, 2018 is as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2019
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$-
Obligations of U.S. government agencies	72,073	230	220	72,083
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	111,754	1,424	234	112,944
Issued by FNMA and FHLMC	856,871	11,743	743	867,871
Other residential mortgage-backed securities	301,117	4,986	301	305,802
Commercial mortgage-backed securities	141,205	3,761	315	144,651
Total MBS	1,410,947	21,914	1,593	1,431,268
Obligations of states and municipal subdivisions	194,057	7,917	—	201,974
Total securities available-for-sale	$1,677,077	$30,061	$1,813	$1,705,325

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018
Securities available-for-sale:
U.S. Treasury securities	$100,413	$—	$3,628	$96,785
Obligations of U.S. government agencies	60,975	316	284	61,007
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	85,052	146	2,093	83,105
Issued by FNMA and FHLMC	594,874	694	10,367	585,201
Other residential mortgage-backed securities	36,339	8	1,178	35,169
Commercial mortgage-backed securities	114,383	287	5,255	109,415
Total MBS	830,648	1,135	18,893	812,890
Obligations of states and municipal subdivisions	229,475	207	13,112	216,570
Total securities available-for-sale	$1,221,511	$1,658	$35,917	$1,187,252

The scheduled contractual maturities of securities available-for-sale at September 30, 2019 were as follows:

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$30,233	$30,324
Due after one year through five years	9,492	9,527
Due after five years through ten years	16,128	15,959
Due after ten years	210,277	218,247
Mortgage-backed securities	1,410,947	1,431,268
Total	$1,677,077	$1,705,325

Gross gains and gross losses on sales of securities available-for-sale for the three and nine months ended September 30, 2019 and 2018 are presented below. There were no other-than-temporary impairment charges included in gross realized losses for the three and nine months ended September 30, 2019 and 2018. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Gross realized gains	$1,406	$2	$3,219	$814
Gross realized losses	(631)	—	(1,518)	(2,613)
Realized gains (losses) on sale of securities available for sale, net	$775	$2	$1,701	$(1,799)

Securities with a carrying value of $607.7 million and $711.2 million at September 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits, FHLB borrowings, repurchase agreements and for other purposes as required or permitted by law.

Information pertaining to securities available-for-sale with gross unrealized losses aggregated by category and length of time the securities have been in a continuous loss position was as follows:

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2019
U.S. Treasury securities	$—	$—	$—	$—
Obligations of U.S. government agencies	1,395	4	20,639	216
Mortgage-backed securities	163,312	803	72,047	790
Obligations of states and municipal subdivisions	201	—	—	0
Total	$164,908	$807	$92,686	$1,006

	Unrealized loss analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2018
U.S. Treasury securities	$—	$—	$96,785	$3,628
Obligations of U.S. government agencies	25,978	183	10,152	101
Mortgage-backed securities	259,794	2,864	405,974	16,029
Obligations of states and municipal subdivisions	74,503	2,501	125,092	10,611
Total	$360,275	$5,548	$638,003	$30,369

As of September 30, 2019 and December 31, 2018, approximately 15% and 84%, respectively, of the fair value of securities in the investment portfolio reflected an unrealized loss. As of September 30, 2019, there were 27 securities that had been in a loss position for more than twelve months, and 18 securities that had been in a loss position for less than 12 months. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption of the obligations. The Company has adequate liquidity and, therefore, does not plan to sell and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Note 4—Loans Held-for-Sale, Loans and Allowance for Credit Losses

Loans Held-for-sale

A summary of the loans held for sale at September 30, 2019 and December 31, 2018 is as follows:

(In thousands)	September 30, 2019	December 31, 2018
Mortgage loans held for sale	$8,918	$17,004
Commercial loans held for sale	36,334	42,457
Loans held for sale	$45,252	$59,461

The second quarter of 2019 included a sale of certain equipment finance loans acquired through the State Bank merger, reducing loans held for sale by approximately $130 million, as well as $34 million in non-core mortgage sales. The sales resulted in a gain of $1.9 million during the second quarter of 2019.

Loans

The following table presents total loans outstanding by portfolio segment and class of financing receivable as of September 30, 2019 and December 31, 2018. Outstanding balances include originated loans, Acquired Noncredit Impaired (“ANCI”) loans and Acquired Credit Impaired (“ACI”) loans. See Note 2 regarding the merger with State Bank on January 1, 2019. Additional information about ACI loans is presented separately in the “Acquired Credit-Impaired Loans” section of this Note.

(In thousands)	September 30, 2019	December 31, 2018
Commercial and Industrial
General C&I	$4,293,525	$3,275,362
Energy sector	1,510,892	1,285,775
Restaurant industry	1,050,315	1,096,366
Healthcare	485,899	539,839
Total commercial and industrial	7,340,631	6,197,342
Commercial Real Estate
Income producing	2,591,312	1,266,791
Land and development	309,984	63,948
Total commercial real estate	2,901,296	1,330,739
Consumer
Residential real estate	2,613,287	2,227,653
Other	109,935	67,100
Total consumer	2,723,222	2,294,753
Small Business Lending	750,930	266,283
Total (Gross of unearned discount and fees)	13,716,079	10,089,117
Unearned discount and fees	(79,037)	(35,194)
Total (Net of unearned discount and fees)	$13,637,042	$10,053,923

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

A summary of the activity in the ACL for the three and nine months ended September 30, 2019 and 2018 is as follows:

	For the Three Months Ended September 30, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of June 30, 2019	$82,446	$13,417	$14,464	$5,018	$115,345
Provision for loan losses	36,660	4,590	1,256	1,258	43,764
Charge-offs	(29,632)	(542)	(555)	(921)	(31,650)
Recoveries	183	42	79	10	314
As of September 30, 2019	$89,657	$17,507	$15,244	$5,365	$127,773

	For the Nine Months Ended September 30, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of December 31, 2018	$66,316	$10,452	$13,703	$3,907	$94,378
Provision for loan losses	70,611	7,893	2,702	2,695	83,901
Charge-offs	(48,093)	(880)	(1,323)	(1,272)	(51,568)
Recoveries	823	42	162	35	1,062
As of September 30, 2019	$89,657	$17,507	$15,244	$5,365	$127,773

Allocation of ending ACL
ACI loans collectively evaluated for impairment	$—	$2,155	$6,017	$—	$8,172
ACI loans individually evaluated for impairment	521	2,812	177	—	3,510
ANCI loans collectively evaluated for impairment	331	71	661	123	1,186
ANCI loans individually evaluated for impairment	413	—	6	45	464
Originated loans collectively evaluated for impairment	74,010	12,469	8,383	5,181	100,043
Originated loans individually evaluated for impairment	14,382	—	—	16	14,398
ACL as of September 30, 2019	$89,657	$17,507	$15,244	$5,365	$127,773
Loans
ACI loans collectively evaluated for impairment	$27,216	$69,502	$107,526	$13,293	$217,537
ACI loans individually evaluated for impairment	12,579	21,620	463	1,972	36,634
ANCI loans collectively evaluated for impairment	998,499	1,298,314	464,718	407,403	3,168,934
ANCI loans individually evaluated for impairment	6,520	1,215	1,496	205	9,436
Originated loans collectively evaluated for impairment	6,205,399	1,510,645	2,147,866	327,970	10,191,880
Originated loans individually evaluated for impairment	90,418	—	1,153	87	91,658
Loans as of September 30, 2019	$7,340,631	$2,901,296	$2,723,222	$750,930	$13,716,079

	For the Three Months Ended September 30, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of June 30, 2018	$59,620	$11,470	$14,703	$4,827	$90,620
Provision for loan losses	2,434	(1,586)	(995)	(1,218)	(1,365)
Charge-offs	(3,177)	(2)	(86)	—	(3,265)
Recoveries	40	70	51	—	161
As of September 30, 2018	$58,917	$9,952	$13,673	$3,609	$86,151

	For the Nine Months Ended September 30, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of December 31, 2017	$55,919	$11,990	$14,983	$4,684	$87,576
Provision for loan losses	8,249	(2,323)	(944)	(704)	4,278
Charge-offs	(6,642)	(2)	(602)	(481)	(7,727)
Recoveries	1,391	287	236	110	2,024
As of September 30, 2018	$58,917	$9,952	$13,673	$3,609	$86,151

Allocation of ending ACL
Loans collectively evaluated for impairment	$56,414	$9,951	$13,443	$3,538	$83,346
Loans individually evaluated for impairment	2,503	1	230	71	2,805
ACL as of September 30, 2018	$58,917	$9,952	$13,673	$3,609	$86,151
Loans
Loans collectively evaluated for impairment	$5,790,651	$1,218,566	$2,150,282	$247,479	$9,406,978
Loans individually evaluated for impairment	59,145	7,610	2,123	499	69,377
Loans as of September 30, 2018	$5,849,796	$1,226,176	$2,152,405	$247,978	$9,476,355

Impaired Originated and ANCI Loans Including Troubled Debt Restructurings (“TDRs”)

The following includes certain key information about individually impaired originated and ANCI loans as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018.

Originated and ANCI Loans Identified as Impaired

	As of September 30, 2019
(In thousands)	Recorded Investment in Impaired Loans (1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
With no related allowance for credit losses
Commercial and Industrial
General C&I	$12,486	$18,806	$—	$8,124	$1,787
Energy sector	6,445	11,717	—	6,445	1,000
Restaurant industry	4,093	10,427	—	4,093	854
Healthcare	4,009	4,255	—	4,009	—
Total commercial and industrial	27,033	45,205	—	22,671	3,641
Commercial Real Estate
Income producing	1,215	1,690	—	1,215	—
Total commercial real estate	1,215	1,690	—	1,215	—
Consumer
Residential real estate	1,153	1,156	—	1,153	—
Total consumer	1,153	1,156	—	1,153	—
Total	$29,401	$48,051	$—	$25,039	$3,641
With allowance for credit losses recorded
Commercial and Industrial
General C&I	$19,556	$21,372	$3,131	$19,556	$345
Energy sector	9,607	26,021	4,988	9,607	—
Restaurant industry	40,762	41,997	6,676	40,762	6,307
Total commercial and industrial	69,925	89,390	14,795	69,925	6,652
Consumer
Residential real estate	1,499	1,496	6	446	—
Total consumer	1,499	1,496	6	446	—
Small Business Lending	377	1,189	61	157	—
Total	$71,801	$92,075	$14,862	$70,528	$6,652

(1)	The recorded investment of a loan also includes any interest receivable, net unearned discount or fees, and unamortized premium or discount.

	As of December 31, 2018
(In thousands)	Recorded Investment in Impaired Loans (1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
With no related allowance for credit losses
Commercial and Industrial
Energy sector	$20,713	$33,908	$—	$20,713	$3,658
Total commercial and industrial	20,713	33,908	—	20,713	3,658
Consumer
Residential real estate	1,538	1,535	—	—	—
Total consumer	1,538	1,535	—	—	—
Total	$22,251	$35,443	$—	$20,713	$3,658
With allowance for credit losses recorded
Commercial and Industrial
General C&I	$28,684	$28,677	$3,559	$24,103	$930
Restaurant industry	23,043	23,698	3,485	22,042	2,329
Healthcare	4,496	4,496	256	4,496	—
Total commercial and industrial	56,223	56,871	7,300	50,641	3,259
Consumer
Other	254	254	25	—	—
Total consumer	254	254	25	—	—
Small Business Lending	476	1,249	107	229	10
Total	$56,953	$58,374	$7,432	$50,870	$3,269

(1)The recorded investment of a loan also includes any interest receivable, net unearned discount or fees, and unamortized premium or discount.

The related amount of interest income recognized for impaired loans was $102 thousand and $269 thousand for the three and nine months ended September 30, 2019 compared to $92 thousand and $265 thousand, respectively, for the same periods in 2018.

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, under the terms of the restructured loan. For the three and nine month periods ended September 30, 2019, an immaterial amount of contractual interest paid was recognized on the cash basis, compared to $0.1 million and $1.7 million, respectively, for the three and nine months ended September 30, 2018.

Average Recorded Investment in Impaired Originated and ANCI Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Commercial and Industrial
General C&I	$39,117	$4,851	$51,650	$4,915
Energy sector	20,000	23,710	24,865	35,839
Restaurant industry	39,624	16,194	41,721	13,594
Healthcare	4,134	—	5,738	—
Total commercial and industrial	102,875	44,755	123,974	54,348
Commercial Real Estate
Income producing	608	—	405	—
Total commercial real estate	608	—	405	—
Consumer
Residential real estate	2,083	1,557	2,412	1,570
Other	127	308	255	353
Total consumer	2,210	1,865	2,667	1,923
Small Business Lending	351	516	542	526
Total	$106,044	$47,136	$127,588	$56,797

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

The following table provides information regarding loans modified into TDRs in the originated and ANCI portfolios for the periods indicated:

Originated and ANCI Loans that were modified into TDRs

	For the Three Months Ended September 30,
	2019		2018
(Dollars in thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial	3	$11,902	2	$15,726
Total	3	$11,902	2	$15,726

	For the Nine Months Ended September 30,
	2019		2018
(Dollars in thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial	7	$26,472	2	$15,726
Small Business Lending	—	—	2	134
Total	7	$26,472	4	$15,860

During the three and nine months ended September 30, 2019, approximately $27.7 million and $45.5 million in charge-offs were taken related to commercial and industrial loans classified as TDRs, respectively. There were no TDRs experiencing payment default during the three and nine months ended September 30, 2018.  Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 days past due status with respect to principal and/or interest payments.

	For the Three Months Ended September 30,
	2019	2018
	Number of Loans Modified by:
	Modified Terms and/ or Other Concessions	Modified Terms and/ or Other Concessions
Commercial and Industrial	3	2
Small Business Lending	—	—
Total	3	2

	For the Nine Months Ended September 30,
	2019	2018
	Number of Loans Modified by:
	Modified Terms and/ or Other Concessions	Rate Concession	Modified Terms and/ or Other Concessions
Commercial and Industrial	7	—	2
Small Business Lending	—	2	—
Total	7	2	2

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $3.8 million of consumer loans secured by single family residential real estate that are in process of foreclosure at both September 30, 2019 and December 31, 2018. Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction.  In addition to the single family residential real estate loans in process of foreclosure, the Company also held $0.2 million and $1.0 million of foreclosed single-family residential properties in other real estate owned as of September 30, 2019 and December 31, 2018.

Credit Exposure in the Originated and ANCI Loan Portfolios

The following tables provide information regarding the credit exposure by portfolio segment and class of receivable.

	As of September 30, 2019
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized
Commercial and Industrial
General C&I	$68,660	$155,120	$3,102	$226,882
Energy sector	59,504	34,645	4,988	99,137
Restaurant industry	58,406	46,142	6,676	111,224
Healthcare	29,154	4,051	—	33,205
Total commercial and industrial	215,724	239,958	14,766	470,448
Commercial Real Estate
Income producing	29,181	1,215	—	30,396
Land and development	5,731	—	—	5,731
Total commercial real estate	34,912	1,215	—	36,127
Consumer
Residential real estate	—	5,913	—	5,913
Other	—	16	—	16
Total consumer	—	5,929	—	5,929
Small Business Lending	5,579	4,554	—	10,133
Total	$256,215	$251,656	$14,766	$522,637

	As of December 31, 2018
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized
Commercial and Industrial
General C&I	$74,592	$79,815	$—	$154,407
Energy sector	11,812	6,227	14,486	32,525
Restaurant industry	24,449	26,171	—	50,620
Healthcare	—	4,496	—	4,496
Total commercial and industrial	110,853	116,709	14,486	242,048
Commercial Real Estate
Land and development	—	985	—	985
Total commercial real estate	—	985	—	985
Consumer
Residential real estate	—	3,315	—	3,315
Total consumer	—	3,315	—	3,315
Small Business Lending	772	2,013	—	2,785
Total	$111,625	$123,022	$14,486	$249,133

The following table provides an aging of past due loans by portfolio segment and class of receivable.

Aging of Past due Originated and ANCI Loans

	As of September 30, 2019
	Accruing Loans			Non-Accruing Loans
(Recorded Investment in thousands)	30-59 DPD	60-89 DPD	90+DPD	0-29 DPD	30-59 DPD	60-89 DPD	90+DPD
Commercial and Industrial
General C&I	$1,058		$—	$26,479	$—	$168	$1,080
Energy sector	—	—	—	—	—	—	16,052
Restaurant industry	246	—	—	40,762	—	3,513	580
Healthcare	—	—	—	—	—	4,009	—
Total commercial and industrial	1,304	—	—	67,241	—	7,690	17,712
Commercial Real Estate
Income producing	592	—	—	—	—	—	1,215
Total commercial real estate	592	—	—	—	—	—	1,215
Consumer
Residential real estate	6,358	2,183	634	1,241	220	266	3,552
Other	106	6	1	—	—	—	16
Total consumer	6,464	2,189	635	1,241	220	266	3,568
Small Business Lending	2,899	659	—	756	713	323	1,542
Total	$11,259	$2,848	$635	$69,238	$933	$8,279	$24,037

	As of December 31, 2018
	Accruing Loans			Non-Accruing Loans
(Recorded Investment in thousands)	30-59 DPD	60-89 DPD	90+DPD	0-29 DPD	30-59 DPD	60-89 DPD	90+DPD
Commercial and Industrial
General C&I	$120	$—	$—	$23,928	$176	$—	$—
Energy sector	—	—	—	20,712	—	—	—
Restaurant industry	—	—	—	22,043	—	—	—
Healthcare	—	—	—	4,496	—	—	—
Total commercial and industrial	120	—	—	71,179	176	—	—
Commercial Real Estate
Land and development	—	61	—	—	—	—	—
Total commercial real estate	—	61	—	—	—	—	—
Consumer
Residential real estate	1,275	315	760	876	151	95	1,429
Other	27	112	—	—	—	—	—
Total consumer	1,302	427	760	876	151	95	1,429
Small Business Lending	491	25	—	250	29	4	50
Total	$1,913	$513	$760	$72,305	$356	$99	$1,479

Acquired Credit Impaired (“ACI”) Loans

The following table presents total ACI loans outstanding by portfolio segment and class of financing receivable. See Note 2 for more information regarding our merger with State Bank.

	As of
(In thousands)	September 30, 2019	December 31, 2018
Commercial and Industrial
General C&I	$37,263	$16,807
Restaurant industry	2,532	—
Total commercial and industrial	39,795	16,807
Commercial Real Estate
Income producing	78,504	65,427
Land and development	12,618	—
Total commercial real estate	91,122	65,427
Consumer
Residential real estate	107,126	120,495
Other	863	546
Total consumer	107,989	121,041
Small Business Lending	15,265	—
Total	$254,171	$203,275

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

•	Changes in prepayment assumptions—Prepayments affect the estimated life of ACI loans which may change the amount of interest income, and possibly principal, expected to be collected; and
•	Changes in the expected principal and interest payments over the estimated life—Updates to expected cash flows are driven by the credit outlook and actions taken with borrowers.

Changes in the amount of accretable discount for ACI loans for the three and nine months ended September 30, 2019 and 2018 were as follows:

Changes in Accretable Yield on ACI Loans

	For the Three Months Ended September 30,
(In thousands)	2019	2018
Balance at beginning of period	$65,374	$72,289
Accretion	(6,997)	(4,881)
Reclass from nonaccretable difference due to increases in expected cash flow	2,506	4,118
Other changes, net	4,178	(1,734)
Balance at end of period	$65,061	$69,792

	For the Nine Months Ended September 30,
(In thousands)	2019	2018
Balance at beginning of period	$67,405	$78,422
Additions (See Note 2)	10,053	—
Accretion	(21,882)	(15,089)
Reclass from nonaccretable difference due to increases in expected cash flow	10,389	12,188
Other changes, net	(904)	(5,729)
Balance at end of period	$65,061	$69,792

Impaired ACI Loans and Pools Including TDRs

The following includes certain key information about individually impaired and pooled ACI loans as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018.

ACI Loans / Pools Identified as Impaired

	As of September 30, 2019
	ACI Loans / Pools Identified as Impaired
(In thousands)	Recorded Investment in Impaired Loans(1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
Commercial and Industrial	$11,631	$12,481	$521	$—	$—
Commercial Real Estate	80,710	86,915	4,967	—	—
Consumer	13,854	9,736	6,194	—	—
Total	$106,195	$109,132	$11,682	$—	$—

	As of December 31, 2018
	ACI Loans / Pools Identified as Impaired
(In thousands)	Recorded Investment in Impaired Loans(1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
Commercial and Industrial	$2,100	$2,331	$58	$—	$—
Commercial Real Estate	74,017	97,613	1,641	—	—
Consumer	18,301	17,888	6,225	—	—
Total	$94,418	$117,832	$7,924	$—	$—

(1)	The recorded investment of a loan also includes any interest receivable, net unearned discount or fees, and unamortized premium or discount.

ACI Loans that Were Modified into TDRs

There was one ACI loan modified into a TDR for the nine months ended September 30, 2019 with a recorded investment of $1.5 million. There were no ACI loans modified into a TDR for the nine months ended September 30, 2018. There were no ACI TDRs experiencing payment default during the three and nine months ended September 30, 2019 and 2018.  Default is defined as the earlier of the troubled debt restructuring being placed on nonaccrual status or obtaining 90 days past due status with respect to principal and interest payments.

Credit Exposure in the ACI Portfolio

The following table provides information regarding the credit exposure by portfolio segment and class of receivable.

ACI Loans by Risk Rating / Delinquency Stratification

ACI loans based on internal risk rating:

	As of
	September 30, 2019			December 31, 2018
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Special Mention	Substandard	Doubtful
Commercial and Industrial
General C&I	$89	$12,934	$943	$426	$1,445	$39
Restaurant industry	—	565	—	—	—	—
Total commercial and industrial	89	13,499	943	426	1,445	39
Commercial Real Estate
Income producing	556	14,666	—	1,207	3,080	—
Land and development	175	2,362	—	—	—	—
Total commercial real estate	731	17,028	—	1,207	3,080	—
Consumer
Residential real estate	115	4,245	—	89	4,442	—
Other	—	—	—	—	3	—
Total consumer	115	4,245	—	89	4,445	—
Small Business Lending	405	12,199	—	—	—	—
Total	$1,340	$46,971	$943	$1,722	$8,970	$39

ACI Consumer credit exposure, based on past due status:

	As of
	September 30, 2019		December 31, 2018
(Recorded Investment in thousands)	Residential Real Estate	Other	Residential Real Estate	Other
0 – 29 Days Past Due	$98,571	$720	$115,404	$845
30 – 59 Days Past Due	3,484	95	1,985	91
60 – 89 Days Past Due	830	48	1,435	—
90 – 119 Days Past Due	341	—	217	3
120 + Days Past Due	3,900	—	3,598	—
Total	$107,126	$863	$122,639	$939

Note 5—Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
(In thousands)	2019	2018
Goodwill	$486,000	$307,083
Core deposit intangible, net of accumulated amortization of $55,694 and $39,385, respectively	95,930	301
Customer lists, net of accumulated amortization of $21,263 and $19,709, respectively	12,638	6,992
Noncompete agreements, net of accumulated amortization of $68 and $0, respectively	1,541	—
Trademarks, net of accumulated amortization of $55 and $0, respectively	1,379	24
Total goodwill and intangible assets, net	$597,488	$314,400

The increase in goodwill and other intangible assets is primarily related to the acquisition of State Bank on January 1, 2019 as well as an insignificant amount that resulted from the net asset acquisition from Wealth & Pension Services Group, Inc. on July 1, 2019 by the Bank’s subsidiary Linscomb & Williams, Inc. (see Note 2).

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

The fair value of derivative positions outstanding is included in “other assets” and “other liabilities” on the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows. For derivatives not designated as hedging instruments, gains and losses due to changes in fair value are included in noninterest income and the operating section of the consolidated statement of cash flows. For derivatives designated as hedging instruments, the entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income when the forecasted transaction affects income. The notional amounts and estimated fair values as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019			December 31, 2018
		Fair Value			Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$650,000	$4,452	$—	$650,000	$—	$23,968
Commercial loan interest rate collars	4,000,000	276,159	—	—	—	—
Total derivatives designated as hedging instruments	4,650,000	280,611	—	650,000	—	23,968
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	1,101,572	10,946	1,102	1,155,942	4,439	1,777
Commercial loan interest rate caps	149,793	43	43	88,430	239	239
Commercial loan interest rate floors	667,204	10,460	10,460	652,822	5,587	5,587
Commercial loan interest rate collars	77,777	329	329	80,000	96	96
Mortgage loan held for sale interest rate lock commitments	10,285	122	—	5,286	72	—
Mortgage loan forward sale commitments	7,120	78	—	1,959	5	—
Mortgage loan held for sale floating commitments	1,301	—	—	14,690	—	—
Foreign exchange contracts	62,932	62	81	46,971	698	683
Total derivatives not designated as hedging instruments	2,077,984	22,040	12,015	2,046,100	11,136	8,382
Total derivatives	$6,727,984	$302,651	$12,015	$2,696,100	$11,136	$32,350

The Company is party to collateral support agreements with certain derivative counterparties. Such agreements require that the Company or the counterparty to maintain collateral based on the fair values of derivative transactions. In the event of default by a counterparty the non-defaulting counterparty would be entitled to the collateral.  At September 30, 2019 and December 31, 2018, the Company was required to post $9.2 million and $25.3 million, respectively, in cash or securities as collateral for its derivative transactions, which are included in “interest-bearing deposits with banks” on the Company’s consolidated balance sheets. In addition, the Company had recorded the obligation to return cash collateral provided by a counterparty of $282.4 million as of September 30, 2019 within deposits on the Company’s consolidated balance sheet.  The Company’s master agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts of derivatives executed with the same counterparty under the master agreement.

Pre-tax gain (loss) included in the consolidated statements of income related to derivative instruments for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended September 30,
	2019			2018
(In thousands)	OCI	Reclassified from AOCI to interest income	Noninterest income	OCI	Reclassified from AOCI to interest income	Noninterest income
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$7,447	$(1,182)	$—	$(3,616)	$(1,608)	$—
Commercial loan interest rate collars	32,864	2,667	—	—	—	—
Derivatives not designated as hedging instruments:
Mortgage loans held for sale interest rate lock commitments	$—	$—	$23	$—	$—	$(54)
Foreign exchange contracts	—	—	823	—	—	552

	For the Nine Months Ended September 30,
	2019			2018
(In thousands)	OCI	Reclassified from AOCI to interest income	Noninterest income	OCI	Reclassified from AOCI to interest income	Noninterest income
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$28,419	$(4,199)	$—	$(18,656)	$(3,121)	$—
Commercial loan interest rate collars	160,429	2,704	—	—	—	—
Derivatives not designated as hedging instruments:
Mortgage loans held for sale interest rate lock commitments	$—	$—	$50	$—	$—	$10
Foreign exchange contracts	—	—	2,947	—	—	1,575

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

Based on our current interest rate forecast, $33.3 million of deferred income on derivatives in OCI at September 30, 2019 is estimated to be reclassified into net interest income during the next twelve months. Future changes to interest rates may significantly change actual amounts reclassified to income. There were no reclassifications into income during the nine months ended September 30, 2019 and 2018 as a result of any discontinuance of cash flow hedges because the forecasted transaction was no longer probable. The maximum length of time over which the Company is hedging a portion of its exposure to the variability in future cash flows for forecasted transactions is approximately 6.4 years as of September 30, 2019.

Interest Rate Swap, Floor, Cap and Collar Agreements not designated as hedging derivatives

The Company enters into certain interest rate swap, floor, cap and collar agreements on commercial loans that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap, floor, cap or collar with a loan customer while at the same time entering into an offsetting interest rate agreement with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The interest rate swap transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate. The interest rate cap transaction allows the Company’s customer to minimize interest rate risk exposure to rising interest rates. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s consolidated statements of income. The Company is exposed to credit loss in the event of nonperformance by the parties to the interest rate agreements. However, the Company does not anticipate nonperformance by the counterparties. The estimated fair value has been recorded as an asset and a corresponding liability in the accompanying consolidated balance sheets as of September 30, 2019 and December 31, 2018.

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

The components of lease cost for the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2019
Operating lease cost	$2,524	$7,644
Sublease income	(405)	(1,259)
Total lease cost	$2,119	$6,385

As of September 30, 2019, a right-of-use asset of $66.2 million and an operating lease liability of $77.7 million were included as part of “other assets” and “other liabilities”, respectively, on the unaudited consolidated balance sheets. Supplemental balance sheet information related to operating leases at September 30, 2019 was as follows:

(Dollars in thousands)
Weighted average remaining lease term (in years)	12.4
Weighted average discount rate	4.8%

The following table presents a maturity analysis of the Company’s operating leases as of September 30, 2019:

(In thousands)
2019	$2,747
2020	10,984
2021	10,897
2022	9,283
2023	8,660
Thereafter	62,106
Total lease payments	104,677
Less: interest	(27,014)
Operating lease liability	$77,663

Note 8—Deposits

Domestic time deposits $250,000 and over were $678.3 million and $491.3 million at September 30, 2019 and December 31, 2018, respectively.  There were no foreign time deposits at either September 30, 2019 or December 31, 2018.

Note 9—Borrowed Funds

Repurchase Agreements

Securities sold under agreements to repurchase generally mature within one to seven days from the transaction date. Securities underlying the repurchase agreements remain under the control of the Company. Repurchase agreements are treated as collateralized financing obligations and are reflected as a liability in the consolidated balance sheets. The carrying value of investment securities collateralizing repurchase agreements was $0 and $3.3 million at September 30, 2019 and December 31, 2018, respectively.

Information concerning the Company’s securities sold under agreements to repurchase is summarized as follows:

(In thousands)	September 30, 2019	December 31, 2018
Balance at period end	$—	$1,106
Average balance during the period	5,154	1,630
Average interest rate during the period	0.15%	0.25%
Maximum month-end balance during the period	$23,908	$2,384

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

(In thousands)	September 30, 2019	December 31, 2018
Cadence Bancorporation:
4.875% senior notes, due June 28, 2019	$—	$145,000
5.375% senior notes, due June 28, 2021	50,000	50,000
7.250% subordinated notes, due June 28, 2029, callable in 2024	35,000	35,000
6.500% subordinated notes, due March 2025, callable in 2020	40,000	40,000
4.750% subordinated notes, due June 2029, callable in 2024	85,000	—
Total — Cadence Bancorporation	210,000	270,000
Cadence Bank:
6.250% subordinated notes, due June 28, 2029, callable in 2024	25,000	25,000
Debt issue costs and unamortized premium	(2,484)	(1,211)
Purchased	—	(10,078)
Total senior and subordinated debt	$232,516	$283,711

The senior transaction was structured with a 7 year maturity to provide holding company liquidity and to stagger the Company’s debt maturity profile. The $35 million and $25 million subordinated debt transactions were structured with a 15 year maturity, 10 year call options, and fixed-to-floating interest rates. These subordinated debt structures were designed to achieve full Tier 2 capital treatment for 10 years. The $85 million subordinated debt transaction was structured with a 10 year maturity, a 5 year call option, and a fixed-to-floating interest rate. The $40 million subordinated debt transaction has a 5 year call option.

The Company’s senior note is unsecured, unsubordinated obligations and are equal in right of payment to all of the Company’s other unsecured debt. The Company’s subordinated notes are unsecured obligations and will be subordinated in right of payment to all of the Company’s senior indebtedness, general creditors and to depositors at the Bank. The Company’s senior note and subordinated notes are not guaranteed by any subsidiary of the Company, including the Bank.

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

Junior Subordinated Debentures

In conjunction with the Company’s acquisition of Cadence Financial Corporation and Encore Bank, N.A., the junior subordinated debentures were marked to their fair value as of their respective acquisition dates. The related mark is being amortized over the remaining term of the junior subordinated debentures.  Details of the junior subordinated debt are as follows:

(In thousands)	September 30, 2019	December 31, 2018
Junior subordinated debentures, 3 month LIBOR plus 2.85%, due 2033	$30,000	$30,000
Junior subordinated debentures, 3 month LIBOR plus 2.95%, due 2033	5,155	5,155
Junior subordinated debentures, 3 month LIBOR plus 1.75%, due 2037	15,464	15,464
Total par value	50,619	50,619
Purchase accounting adjustment, net of amortization	(13,297)	(13,666)
Total junior subordinated debentures	$37,322	$36,953

Advances from FHLB and Borrowings from FRB

The Bank reported FHLB advances of $100 million and $150 million as of September 30, 2019 and December 31, 2018, respectively. Advances are collateralized by $2.1 billion of commercial and residential real estate loans pledged under a blanket lien arrangement as of September 30, 2019, which provides $1.5 billion of borrowing availability.

As of September 30, 2019 and December 31, 2018, the FHLB has issued for the benefit of the Bank irrevocable letters of credit totaling $522 million and $590 million, respectively. Included in the FHLB letters of credit is a $35 million irrevocable letter of credit in favor of the State of Alabama SAFE Program to secure certain deposits of the State of Alabama. This letter of credit expires September 28, 2020 upon 45 days’ prior notice of non-renewal; otherwise it automatically extends for a successive one-year term. The Bank also has a $350 million variable letter of credit to secure a large public fund treasury management deposit.  This letter of credit will expire December 2, 2019 upon 45 days’ prior notice of non-renewal; otherwise it automatically extends for a successive one-year term. Approximately $6 million in letters of credit are used to secure municipal deposits which expire on July 20, 2020. On October 1, 2019, a $61 million letter of credit used to secure public deposits expired. Also during the quarter, $70 million in a standby letter of credit was issued which expire on December 26, 2019.

There were no borrowings from the FRB discount window as of September 30, 2019 and December 31, 2018. Any borrowings from the FRB will be collateralized by $791.4 million in commercial loans pledged under a borrower-in-custody arrangement.

Notes Payable

On July 1, 2019, the Company’s wholly owned subsidiary, Linscomb & Williams, Inc., acquired certain assets and assumed certain liabilities of Wealth and Pension Services Group, Inc. (“W&P”). At September 30, 2019, a note payable of $2.1 million was outstanding in connection with this acquisition (see Note 2).

On March 29, 2019, the Company entered into a credit agreement for a revolving loan facility in the amount of $100 million with a maturity date of March 29, 2020. The proceeds of the revolving loan shall be used to finance general corporate purposes. There were no amounts outstanding under this line of credit at September 30, 2019.

Note 10—Other Noninterest Income and Other Noninterest Expense

The detail of other noninterest income and other noninterest expense captions presented in the consolidated statements of income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Other noninterest income
Insurance revenue	$216	$-	$658	$2,677
Bankcard fees	2,061	1,078	6,553	4,877
Income from bank owned life insurance policies	1,275	913	3,690	2,758
Other	1,730	2,571	4,710	6,882
Total other noninterest income	$5,282	$4,562	$15,611	$17,194

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Other noninterest expenses
Data processing expense	$3,641	$1,989	$9,670	$6,666
Software amortization	3,406	1,628	9,925	4,038
Consulting and professional fees	2,621	4,335	6,749	9,815
Loan related expenses	(921)	821	1,729	1,721
FDIC insurance	527	1,237	4,149	3,415
Communications	1,425	682	3,880	2,089
Advertising and public relations	1,368	679	3,253	1,595
Legal expenses	500	242	1,303	3,337
Other	11,864	5,418	29,982	16,123
Total other noninterest expenses	$24,431	$17,031	$70,640	$48,799

Note 11—Income Taxes

Income tax expense for the three and nine months ended September 30, 2019 was $12.8 million and $44.6 million compared to $15.1 million and $34.4 million for the same periods in 2018. The effective tax rate was 22.5% and 22.9% for the three and nine months ended September 30, 2019 compared to 24.2% and 20.4% for the same periods in 2018. The decrease in the effective tax rate for the three months ended September 30, 2019 compared to same period in 2018 was driven by an increase in non-deductible expenses on the sale of the assets of our insurance company in 2018. The increase in the effective tax rate for the nine months ended September 30, 2019 compared to the same period in 2018 was driven by a one-time $6.0 million bad debt deduction recognized in the second quarter of 2018 related to the legacy loan portfolio.

The effective tax rate is primarily affected by the amount of pre-tax income, tax-exempt interest income, and the increase in cash surrender value of bank-owned life insurance.  The effective tax rate is also affected by discrete items that may occur in any given period but are not consistent from period-to-period, which may impact the comparability of the effective tax rate between periods.

At September 30, 2019, we had a net deferred tax liability of $30.8 million, compared to a net deferred tax asset of
$33.2 million at December 31, 2018. The decrease in the net deferred asset was primarily due to certain purchase accounting adjustments recorded during the State Bank acquisition, changes in market conditions that impact the mark to market deferred tax adjustment on securities available-for-sale and the mark to market deferred tax adjustment on cash flow hedges including the interest rate collar.

Note 12—Earnings Per Common Share

The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Net income per consolidated statements of income	$43,986	$47,136	$150,533	$133,935
Net income allocated to participating securities	(137)	(56)	(525)	(162)
Net income allocated to common stock	$43,849	$47,080	$150,008	$133,773

Weighted average common shares outstanding (Basic)	128,457,491	83,625,000	129,237,553	83,625,000
Weighted average dilutive restricted stock units and options	57,783	1,035,256	121,734	1,084,240
Weighted average common shares outstanding (Diluted)	128,515,274	84,660,256	129,359,287	84,709,240

Earnings per common share (Basic)	$0.34	$0.56	$1.16	$1.60
Earnings per common share (Diluted)	$0.34	$0.56	$1.16	$1.58

The effect from the assumed exercise of 1,796,588 and 1,271,628 stock options and restricted stock units for the three and nine months ended September 30, 2019, respectively, were not included in the above computations of diluted earnings per share because such amounts would have had an antidilutive effect on earnings per common share. There were no antidilutive stock options and restricted stock units for the three and nine months ended September 30, 2018.

Note 13—Related Party Transactions

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices, and are within applicable regulatory and lending limitations.  The aggregate balances of related party deposits were insignificant as of September 30, 2019. At December 31, 2018, the aggregate balances of related party deposits were approximately $571 million. This was primarily due to a deposit account of approximately $311 million by State Bank and one large deposit account by a related third party. The aggregate balances of related party loans as of September 30, 2019 and December 31, 2018 were insignificant.

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

The actual capital amounts and ratios for the Company and the Bank as of September 30, 2019 and December 31, 2018 are presented in the following tables and as shown, are above the thresholds necessary to be considered “well-capitalized”. Management believes that no events or changes have occurred after September 30, 2019 that would change this designation.

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
September 30, 2019
Tier 1 leverage	$1,757,141	10.3%	$1,916,911	11.3%
Common equity tier 1 capital	1,757,141	11.0	1,866,911	11.7
Tier 1 risk-based capital	1,757,141	11.0	1,916,911	12.0
Total risk-based capital	2,101,301	13.1	2,070,637	13.0
Minimum requirement:
Tier 1 leverage	681,141	4.0	680,041	4.0
Common equity tier 1 capital	719,521	4.5	719,231	4.5
Tier 1 risk-based capital	959,362	6.0	958,975	6.0
Total risk-based capital	1,279,149	8.0	1,278,633	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	850,053	5.0
Common equity tier 1 capital	N/A	N/A	1,038,890	6.5
Tier 1 risk-based capital	959,362	6.0	1,278,633	8.0
Total risk-based capital	1,598,937	10.0	1,598,292	10.0

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
December 31, 2018
Tier 1 leverage	$1,209,407	10.1%	$1,327,974	11.1%
Common equity tier 1 capital	1,172,454	9.8	1,277,974	10.7
Tier 1 risk-based capital	1,209,407	10.1	1,327,974	11.1
Total risk-based capital	1,403,311	11.8	1,447,719	12.1
Minimum requirement:
Tier 1 leverage	479,940	4.0	479,667	4.0
Common equity tier 1 capital	536,930	4.5	536,285	4.5
Tier 1 risk-based capital	715,907	6.0	715,047	6.0
Total risk-based capital	954,542	8.0	953,396	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	599,584	5.0
Common equity tier 1 capital	N/A	N/A	774,634	6.5
Tier 1 risk-based capital	715,907	6.0	953,396	8.0
Total risk-based capital	1,193,178	10.0	1,191,745	10.0

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

The Bank is required to maintain average reserve balances in the form of cash or deposits with the Federal Reserve Bank. The reserve balance varies depending upon the types and amounts of deposits. At September 30, 2019 and December 31, 2018, the required reserve balance with the Federal Reserve Bank was approximately $296.0 million and $91.5 million, respectively.

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

(In thousands)	September 30, 2019	December 31, 2018
Commitments to extend credit	$4,757,316	$4,078,708
Commitments to grant loans	101,623	103,570
Standby letters of credit	217,050	141,214
Performance letters of credit	18,754	21,026
Commercial letters of credit	27,896	11,262

Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. In addition, the Company has entered certain contingent commitments to grant loans. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the three and nine months ended September 30, 2019 and 2018.

The Company makes investments in limited partnerships, including certain low-income housing partnerships for which tax credits are received. As of September 30, 2019 and December 31, 2018, unfunded capital commitments totaled $42.2 million and $37.5 million, respectively.

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

Note 17—Supplemental Cash Flow Information

	For the Nine Months Ended September 30,
(In thousands)	2019	2018
Cash paid during the year for:
Interest	$155,544	$79,771
Income taxes, net of refunds	45,801	36,334
Cash paid for amounts included in lease liabilities	8,492	—
Non-cash investing activities (at fair value):
Acquisition of real estate in settlement of loans	1,949	2,936
Transfers of loans held for sale to loans	34,939	—
Transfers of commercial loans to loans held for sale	27,135	17,031
Right-of-use assets obtained in exchange for operating lease liabilities	83,333	—

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at September 30, 2019 and December 31, 2018:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2019
Assets
Investment securities available-for-sale	$1,705,325	$—	$1,705,325	$—
Equity securities with readily determinable fair values not held for trading	1,764	1,764	—	—
Derivative assets	302,651	—	302,651	—
Net profits interests	5,160	—	—	5,160
Other assets	20,613	—	—	20,613
Total recurring basis measured assets	$2,035,513	$1,764	$2,007,976	$25,773
Liabilities
Derivative liabilities	$12,015	$—	$12,015	$—
Total recurring basis measured liabilities	$12,015	$—	$12,015	$—

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Assets
Investment securities available-for-sale	$1,187,252	$—	$1,187,252	$—
Equity securities with readily determinable fair values not held for trading	5,840	5,840	—	—
Derivative assets	11,136	—	11,136	—
Net profits interests	5,779	—	—	5,779
Other assets	11,191			11,191
Total recurring basis measured assets	$1,221,198	$5,840	$1,198,388	$16,970
Liabilities
Derivative liabilities	$32,350	$—	$32,350	$—
Total recurring basis measured liabilities	$32,350	$—	$32,350	$—

There were no transfers between the Level 1 and Level 2 fair value categories during the three and nine months ended September 30, 2019 and 2018.

Changes in Level 3 Fair Value Measurements

The tables below include a roll-forward of the consolidated balance sheet amounts for the three and nine months ended September 30, 2019 and 2018 for changes in the fair value of financial instruments within Level 3 of the valuation hierarchy that are recorded on a recurring basis. Level 3 financial instruments typically include unobservable components but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table (which are reported in other noninterest income in the consolidated income statements) may include changes to fair value due in part to observable factors that may be part of the valuation methodology.

Level 3 Assets Measured at Fair Value on a Recurring Basis

	For the Three Months Ended September 30,
	2019	2018	2019	2018	2019
(In thousands)	Net Profits Interests		Investments in Limited Partnerships		SBA Servicing Rights
Beginning Balance	$5,376	$12,839	$14,533	$8,852	$3,786
Originations	—	—	—	—	455
Net gains (losses) included in earnings	(73)	210	1,119	547	(489)
Reclassifications	—	—	110	—	—
Contributions paid	—	—	1,143	1,296	—
Distributions received	(143)	(777)	(44)	(187)	—
Ending Balance	$5,160	$12,272	$16,861	$10,508	$3,752
Net unrealized gains (losses) included in earnings relating to assets held at the end of the period	$(73)	$210	$1,119	$547	$(489)

	For the Nine Months Ended September 30,
	2019	2018	2019	2018	2019
(In thousands)	Net Profits Interests		Investments in Limited Partnerships		SBA Servicing Rights
Beginning Balance	$5,779	$15,833	$11,191	$—	$—
Acquired	—	—	—	—	6,213
Originations	—	—	—	—	969
Transfers in due to adoption of ASU 2016-01	—	—	—	5,518	—
Adjustment recorded in retained earnings due to adoption of ASU 2016-01	—	—	—	1,201	—
Net (losses) gains included in earnings	(188)	(1,992)	2,153	1,942	(3,430)
Reclassifications	—	—	(15)	—	—
Contributions paid	—	—	4,160	2,404	—
Distributions received	(431)	(1,569)	(628)	(557)	—
Ending Balance	$5,160	$12,272	$16,861	$10,508	$3,752
Net unrealized (losses) gains included in earnings relating to assets held at the end of the period	$(188)	$(1,992)	$2,153	$1,942	$(3,430)

Assets Recorded at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheets at September 30, 2019 and December 31, 2018, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2019
Loans held for sale	$45,252	$—	$45,252	$—
Impaired loans, net of specific allowance	86,255	—	—	86,255
Other real estate	1,571	—	—	1,571
Total assets measured on a nonrecurring basis	$133,078	$—	$45,252	$87,826

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Loans held for sale	$59,461	$—	$59,461	$—
Impaired loans, net of specific allowance	71,741	—	—	71,741
Other real estate	2,406	—	—	2,406
Total assets measured on a nonrecurring basis	$133,608	$—	$59,461	$74,147

Significant unobservable inputs used in Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis are summarized below:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
September 30, 2019
Impaired loans, net of specific allowance	$86,255	Appraised value, as adjusted	Discount to fair value	0% - 50%
		Appraised value, as adjusted	Net recoverable oil and gas reserves and forward-looking commodity prices. Discount rate - 10%	82%(1)
		Discounted cash flow	Discount rate 5.8%	35%(1)
		Enterprise value	Exit and earnings multiples, discounted cash flows, and market comparables	0%-35%(1)
Other real estate	1,571	Appraised value, as adjusted	Discount to fair value	0% - 20%
			Estimated closing costs	10%
(1) - Represents difference of remaining balance to fair value.

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
December 31, 2018
Impaired loans, net of specific allowance	$71,741	Appraised value, as adjusted	Discount to fair value	0% - 20%
		Discounted cash flow	Net recoverable oil and gas reserves and forward-looking commodity prices. Discount rate –10%	0 - 10%(1)
		Discounted cash flow	Discount rates – 2.9% to 8.7%	0% - 20%(1)
		Enterprise value	Exit multiples	0 - 15%(1)
Other real estate	2,406		Estimated closing costs	10%
		Appraised value, as adjusted	Discount to fair value	0% - 20%
			Estimated closing costs	10%
(1) - Represents difference of unpaid balance to fair value.

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2019
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$236,628	$236,628	$236,628	$—	$—
Interest-bearing deposits in other banks	816,604	816,604	816,604	—	—
Federal funds sold	7,870	7,870	7,870	—	—
Investment securities available-for-sale	1,705,325	1,705,325	—	1,705,325	—
Equity securities with readily determinable fair values not held for trading	1,764	1,764	1,764	—	—
Loans held for sale	45,252	45,252	—	45,252	—
Net loans	13,509,269	13,468,953	—	—	13,468,953
Derivative assets	302,651	302,651	—	302,651	—
Net profits interests	5,160	5,160	—	—	5,160
Other assets	62,865	62,865	—	—	62,865
Financial Liabilities:
Deposits	14,789,712	14,800,614	—	14,800,614	—
Advances from FHLB	100,000	100,000	—	100,000	—
Securities sold under agreements to repurchase	—	—	—	—	—
Senior debt	49,922	51,214	—	51,214	—
Subordinated debt	182,594	189,438	—	189,438	—
Junior subordinated debentures	37,322	47,981	—	47,981	—
Notes payable	2,054	2,054	—	2,054	—
Derivative liabilities	12,015	12,015	—	12,015	—

	December 31, 2018
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$237,342	$237,342	$237,342	$—	$—
Interest-bearing deposits in other banks	523,436	523,436	523,436	—	—
Federal funds sold	18,502	18,502	18,502	—	—
Investment securities available-for-sale	1,187,252	1,187,252	—	1,187,252	—
Equity securities with readily determinable fair values not held for trading	5,840	5,840	5,840	—	—
Loans held for sale	59,461	59,461	—	59,461	—
Net loans	9,959,545	9,735,130	—	—	9,735,130
Derivative assets	11,136	11,136	—	11,136	—
Net profits interests	5,779	5,779	—	—	5,779
Investments in limited partnerships	36,917	36,917			36,917
Financial Liabilities:
Deposits	10,708,689	10,700,350	—	10,700,350	—
Advances from FHLB	150,000	150,000	—	150,000	—
Securities sold under agreements to repurchase	1,106	1,106	—	1,106	—
Senior debt	184,801	194,762	—	194,762	—
Subordinated debt	98,910	103,008	—	103,008	—
Junior subordinated debentures	36,953	46,946	—	46,946	—
Derivative liabilities	32,350	32,350	—	32,350	—

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

The following tables present the operating results of the segments as of and for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$164,535	$(524)	$(3,824)	$160,187
Provision for credit losses	43,764	—	—	43,764
Noninterest income	23,407	11,052	183	34,642
Noninterest expense	84,113	9,255	915	94,283
Income tax expense (benefit)	13,931	183	(1,318)	12,796
Net income (loss)	$46,134	$1,090	$(3,238)	$43,986
Total assets	$17,743,054	$106,248	$6,644	$17,855,946

	Three Months Ended September 30, 2018
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$102,940	$(429)	$(4,411)	$98,100
Provision for credit losses	(1,365)	—	—	(1,365)
Noninterest income	13,741	10,105	130	23,976
Noninterest expense	50,612	7,904	2,715	61,231
Income tax expense (benefit)	15,669	270	(865)	15,074
Net income (loss)	$51,765	$1,502	$(6,131)	$47,136
Total assets	$11,660,234	$93,721	$5,882	$11,759,837

	Nine Months Ended September 30, 2019
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$504,764	$(1,746)	$(12,754)	$490,264
Provision for credit losses	83,901	—	—	83,901
Noninterest income	66,557	29,782	688	97,027
Noninterest expense	272,721	24,804	10,727	308,252
Income tax expense (benefit)	49,685	495	(5,575)	44,605
Net income (loss)	$165,014	$2,737	$(17,218)	$150,533

	Nine Months Ended September 30, 2018
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$299,555	$(1,736)	$(13,224)	$284,595
Provision for credit losses	4,278	—	—	4,278
Noninterest income	35,499	37,443	689	73,631
Noninterest expense	151,179	27,696	6,730	185,605
Income tax expense (benefit)	41,595	3,817	(11,004)	34,408
Net income (loss)	$138,002	$4,194	$(8,261)	$133,935

Note 20—Equity-based Compensation

The Company administers a long-term incentive compensation plan, the Amended and Restated 2015 Omnibus Incentive Plan (the “Plan”), that permits the Company to grant to employees and directors various forms of incentive compensation. The principal purposes of this plan are to focus directors, officers and other employees and consultants on business performance that creates shareholder value, to encourage innovative approaches to the business of the Company, and to encourage ownership of the Company’s stock. The Plan authorizes 7,500,000 common share equivalents available for grant, where grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. The number of remaining share equivalents available for future issuance under the Plan was 4,099,402 at September 30, 2019.

Restricted Stock Units

In the first nine months of 2019, the Company granted 1,163,959 shares of restricted stock units pursuant to and subject to the provisions of the Plan. Of the units granted and remaining at September 30, 2019: 346,623 will vest in twelve quarterly installments ending in the first quarter of 2022;  57,521 units will cliff-vest in the first quarter of 2022; 72,840 units will vest in annual installments ending in the first quarter of 2022; 250,959 units will vest in annual installments ending in the first quarter of 2023; 3,000 units will vest in quarterly installments ending in the second quarter of 2020; and 6,998 units will vest in annual installments ending in the second quarter of 2023. The remaining grants specify a stated target number of units, the determination of the actual settlement in shares will be based in part on the achievement of certain financial performance measures of the Company. For the performance-based restricted stock units granted, these performance conditions will determine the actual units vesting and can be in the range of 25% to 200% of the units granted.  These grants include rights as a shareholder in the form of dividend equivalents. Dividend equivalents for time vested restricted stock units will be paid on each dividend payment date for the Company; dividend equivalents for the performance vesting restricted stock will be accrued and paid on the vested number of shares once the performance is achieved and the shares are issued. The fair value of the restricted stock units was estimated based upon the fair value of the underlying shares on the date of the grant.

The Company recorded $1.3 million and $4.9 million of equity-based compensation expense for the outstanding restricted stock units for the three and nine months ended September 30, 2019, respectively compared to $1.3 million and $2.8 million for the three and nine months ended September 30, 2018, respectively. The remaining expense related to unvested restricted stock units is $20.3 million as of September 30, 2019 and will be recognized over service periods ranging from 18 months to 45 months.

The following table summarizes the activity related to restricted stock unit awards:

	For the Nine Months Ended September 30,
	2019		2018
	Number of Shares	Weighted Average Fair Value per Unit at Award Date	Number of Shares	Weighted Average Fair Value per Unit at Award Date
Non-vested at beginning of period	273,354	$26.49	672,750	$5.14
Vested during the period	(117,037)	21.05	—	—
Forfeited during the period	(56,048)	20.54	(566)	26.50
Granted during the period	1,163,959	18.53	270,105	26.50
Non-vested at end of period	1,264,228	19.93	942,289	11.26

Stock Options

During the nine months ended September 30, 2019, Cadence granted stock options to certain executive officers. The options were granted at an exercise price equal to a 15% premium to the fair value of the common stock at the date of grant. The options vest over a three-year period and expire at the end of seven years. The remaining expense related to nonvested stock option grants is $2.8 million at September 30, 2019 and will be recognized over the next 28 months.

The following table summarizes the activity related to stock option awards:

	For the Nine Months Ended September 30, 2019
	Number of Shares	Weighted Average Exercise Price
Outstanding options at beginning of period	—	$—
Granted during the period	1,602,848	20.43
Exercised during the period	—	—
Forfeited or expired during the period	—	—
Non-vested at end of period	1,602,848	$20.43

The Company uses the Black-Scholes option pricing model to estimate the fair value of the stock options. The following weighted-average assumptions were used for option awards issued during the nine months ended September 30, 2019:

For the Nine Months Ended September 30, 2019
Expected dividends	3.1%
Expected volatility	25.2%
Risk-free interest rate	2.5%
Expected term (in years)	4.5
Weighted-average grant date fair value	$2.32

Note 21—Accumulated Other Comprehensive Income (Loss)

Activity within the balances in accumulated other comprehensive gain (loss) is shown in the following tables for the nine months ended September 30, 2019 and 2018:

(In thousands)	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on defined benefit pension plans	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Accumulated other comprehensive gain (loss)
Balance at December 31, 2018	$(24,279)	$(328)	$(18,305)	$(42,912)
Net change	48,074	—	145,243	193,317
Balance at September 30, 2019	$23,795	$(328)	$126,938	$150,405

(In thousands)	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on defined benefit pension plans	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Accumulated other comprehensive gain (loss)
Balance at December 31, 2017	$(2,160)	$(531)	$(16,342)	$(19,033)
Net change	(36,681)	—	(11,945)	(48,626)
Balance at September 30, 2018	$(38,841)	$(531)	$(28,287)	$(67,659)

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

The Bank has invested in several affordable housing projects as a limited partner. The partnerships have qualified to receive annual affordable housing federal tax credits that are recognized as a reduction of current tax expense. The Company has determined that these structures meet the definition of VIE’s under Topic ASC 810 but that consolidation is not required, as the Bank is not the primary beneficiary. At September 30, 2019 and December 31, 2018, the Bank’s maximum exposure to loss associated with these limited partnerships was limited to the Bank’s investment. The Company accounts for these investments and the related tax credits using either the effective yield method or the proportional amortization method, depending upon the date of the investment. Under the effective yield method, the Bank recognizes the tax credits as they are allocated and amortizes the initial costs of the investments to provide a constant effective yield over the period that the tax credits are allocated. Under the proportional amortization method, the Bank amortizes the cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. At September 30, 2019 and December 31, 2018, the Company had recorded investments in other assets on its consolidated balance sheets of approximately $23.7 million and $7.8 million, respectively related to these investments.

Additionally, the Company invests in other certain limited partnerships accounted for under the fair value practical expedient of net asset value totaling $16.9 million and $11.2 million as of September 30, 2019 and December 31, 2018, respectively.  The company recognized $1.1 million gain and $2.2 million gain for the three and nine months ended September 30, 2019 compared to $0.5 million and $1.9 million in gains for the same periods in 2018 related to these assets recorded at fair value through net income.  Certain other limited partnerships without readily determinable fair values that do not qualify for the practical expedient are accounted for at their cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments totaled $9.5 million and $8.7 million as of September 30, 2019 and December 31, 2018, respectively. Other limited partnerships are accounted for under the equity method totaling $9.0 million and $9.2 million at September 30, 2019 and December 31, 2018, respectively.

The following table presents a summary of the Company’s investments in limited partnerships subsequent to the adoption of ASU 2016-01 and as of September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019	December 31, 2018
Affordable housing projects (amortized cost)	$23,744	$7,803
Limited partnerships accounted for under the fair value practical expedient of NAV	16,861	11,191
Limited partnerships without readily determinable fair values that do not qualify for the practical expedient of NAV accounted for under the cost method	9,521	8,714
Limited partnerships required to be accounted for under the equity method	8,987	9,209
Total investments in limited partnerships	$59,113	$36,917

Marketable equity securities carried at fair value consist of one CRA qualifying investment and is reported in other assets in the consolidated balance sheets. Total marketable equity securities were $1.8 million and $5.8 million at September 30, 2019 and December 31, 2018, respectively.

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

(In thousands)	Carrying Amount
Carrying value, December 31, 2018	$8,714
Reclassifications	15
Distributions	(1,073)
Contributions	1,865
Carrying value, September 30, 2019	$9,521

During 2016, the Bank received net profits interests in oil and gas reserves, in connection with the reorganization under bankruptcy of two loan customers (one of these was sold during 2018). The Company has determined that these contracts meet the definition of VIE’s under Topic ASC 810, but that consolidation is not required as the Bank is not the primary beneficiary. The net profits interest is a financial instrument and recorded at estimated fair value, which was $5.2 million and $5.8 million at September 30, 2019 and December 31, 2018, respectively, representing the maximum exposure to loss as of that date.

The Company has established a rabbi trust related to the deferred compensation plan offered to certain of its employees. The Company contributes employee cash compensation deferrals to the trust. The assets of the trust are available to creditors of the Company only in the event the Company becomes insolvent. This trust is considered a VIE because either there is no equity at risk in the trust or because the Company provided the equity interest to its employees in exchange for services rendered. The Company is considered the primary beneficiary of the rabbi trust as it has the ability to select the underlying investments made by the trust, the activities that most significantly impact the economic performance of the rabbi trust. The Company includes the assets of the rabbi trust as a component of other assets and a corresponding liability for the associated benefit obligation in other liabilities in its consolidated balance sheets. At September 30, 2019 and December 31, 2018, the amount of rabbi trust assets and benefit obligation was $3.5 million and $3.6 million, respectively.

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis presents our results of operations and financial condition on a consolidated basis for the three and nine months ended September 30, 2019.  This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of September 30, 2019 compared to December 31, 2018 for the balance sheets and the three and nine months ended September 30, 2019 compared to September 30, 2018 for the statements of income.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic market areas;
•	economic, market, operational, liquidity, credit and interest rate risks associated with our business;
•	deteriorating asset quality and higher loan charge-offs;
•	the laws and regulations applicable to our business;
•	our ability to achieve organic loan and deposit growth and the composition of such growth;
•	increased competition in the financial services industry, nationally, regionally or locally;
•	our ability to maintain our historical earnings trends;
•	our ability to raise additional capital to implement our business plan;
•	material weaknesses in our internal control over financial reporting;
•	systems failures or interruptions involving our information technology and telecommunications systems or third-party servicers;
•	the composition of our management team and our ability to attract and retain key personnel;
•	our ability to monitor our lending relationships;
•	the composition of our loan portfolio, including the identity of our borrowers and the concentration of loans in our energy-related industries and specialized industries;
•	the portion of our loan portfolio that is comprised of participations and shared national credits;
•	the amount of nonperforming and classified assets we hold;
•	time and effort necessary to resolve nonperforming assets;

•	our ability to identify potential candidates for, consummate, and achieve synergies resulting from, potential future acquisitions;
•	difficulties and delays in integrating our businesses and State Bank or fully realizing cost savings and other benefits;
•	our potential exposure to unknown or contingent liabilities of legacy State Bank;
•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;

•	environmental liability associated with our lending activities;
•	the geographic concentration of our markets in Texas and the southeast United States;
•	the commencement and outcome of litigation and other legal proceedings against us or to which we may become subject;
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

Overview

Cadence Bancorporation is a financial holding company and a Delaware corporation headquartered in Houston, Texas, and is the parent company of Cadence Bank, N.A. With $17.9 billion in assets, $13.6 billion in total loans (net of unearned discounts and fees), $14.8 billion in deposits and $2.5 billion in shareholders’ equity as of September 30, 2019, we currently operate a network of 98 locations across Texas, Georgia, Alabama, Florida, Mississippi, and Tennessee. We focus on middle-market commercial lending, complemented by retail banking and wealth management services, and provide a broad range of banking services to businesses, high net worth individuals and business owners.

On January 1, 2019, we acquired all the outstanding stock of State Bank Financial Corporation (“State Bank”), of Atlanta, Georgia, the bank holding company for State Bank and Trust Company, in a stock transaction. State Bank shareholders received 1.271 shares of the Company’s Class A common stock in exchange for each share of State Bank common stock resulting in the issuance of 49.2 million shares of our Class A common stock resulting in a total purchase price of $826.4 million. The primary reasons for the transaction was to expand our market presence into Georgia, create a more diverse business mix, enhance our funding base and leverage operating costs through economies of scale. The acquisition added $3.5 billion in loans and $4.1 billion in deposits as well as 32 branch locations across northern and central Georgia (see “Note 2 – Business Combination” to the Unaudited Consolidated Financial Statements).

On July 1, 2019, the Bank’s wholly owned subsidiary, Linscomb & Williams, Inc., acquired certain assets and assumed certain liabilities of Wealth and Pension Services Group, Inc., a fee-based investment advisory firm with its principal office in Atlanta, Georgia. The total purchase consideration paid totaled $8.0 million During the third quarter of 2019, we recorded provisional identifiable intangible assets with an estimated fair value of $5.1 million, comprised primarily of customer relationships and noncompete agreements and goodwill of $2.6 million (see “Note 2 – Business Combination” to the Unaudited Consolidated Financial Statements).

We operate Cadence Bancorporation through three operating segments: Banking, Financial Services and Corporate. Our Banking Segment, which represented approximately 96% of our total revenues for the nine months ended September 30, 2019, consists of our Commercial Banking, Retail Banking and Private Banking lines of business. Our Commercial Banking activities focus on commercial and industrial (“C&I”), community banking, business banking and commercial real estate lending and treasury management services to clients in our geographic footprint in Texas and the southeast United States. Our Commercial Banking line of business includes areas of focus on select industries, which we refer to as our “specialized industries,” in which we believe we have specialized experience and service capabilities. These industries include franchise restaurant, healthcare and technology. Energy lending is also an area in which we specialize, as energy production and energy related industries are meaningful contributors to the economy in certain of our primary markets. With the acquisition of State Bank, we now offer SBA loans and asset-based lending. In our Retail Banking business line, we offer a broad range of banking services through our branch network to serve the needs of consumers and small businesses. In our Private Banking business line, we offer banking services, such as deposit services and residential mortgage lending, to affluent clients and business owners. Our Financial Services Segment includes our Trust, Retail Brokerage, Investment Services and Insurance businesses. These businesses offer products independently to their own customers as well as to Banking Segment clients. Investment Services operates through the “Linscomb & Williams” name and Insurance operated through the “Cadence Insurance” name until its sale in 2018. The products offered by the businesses in our Financial Services Segment primarily generate non-banking service fee income. Our Corporate Segment reflects parent-only activities, including debt and capital raising, and intercompany eliminations.

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

Table 1 – Selected Financial Data

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
(In thousands, except share and per share data)	2019	2018	2019	2018	2018
Statement of Income Data:
Net income	$43,986	$47,136	$150,533	$133,935	$166,261
Net interest income	160,187	98,100	490,264	284,595	387,741
Noninterest income - service fees and revenue	30,646	20,490	86,268	63,113	87,008
Noninterest expense	94,283	61,231	308,252	185,605	258,301
Provision for credit losses	43,764	(1,365)	83,901	4,278	12,700
Efficiency ratio (1)	48.39%	50.16%	52.49%	51.81%	53.55%
Adjusted efficiency ratio (1)	48.07%	48.36%	48.06%	49.75%	49.56%
Per Share Data:
Earnings
Basic	$0.34	$0.56	$1.16	$1.60	$1.99
Diluted	0.34	0.56	1.16	1.58	1.97
Book value per common share	19.32	16.92	19.32	16.92	17.43
Tangible book value (1)	14.66	13.15	14.66	13.15	13.62
Weighted average common shares outstanding
Basic	128,457,491	83,625,000	129,237,553	83,625,000	83,562,109
Diluted	128,515,274	84,660,256	129,359,287	84,709,240	84,375,289
Cash dividends declared	$0.175	$0.150	$0.525	$0.400	$0.550
Dividend payout ratio	51.47%	26.79%	45.26%	25.00%	27.64%
Performance Ratios:
Return on average common equity (2)	7.13%	13.40%	8.60%	13.11%	12.07%
Return on average tangible common equity (1) (2)	10.43	17.50	12.62	17.37	15.73
Return on average assets (2)	0.99	1.61	1.14	1.59	1.45
Net interest margin (2)	3.94	3.58	4.04	3.63	3.61
Period-End Balance Sheet Data:
Investment securities, available-for-sale	$1,705,325	$1,200,464	$1,705,325	$1,200,464	$1,187,252
Total loans, net of unearned income	13,637,042	9,443,819	13,637,042	9,443,819	10,053,923
Allowance for credit losses ("ACL")	127,773	86,151	127,773	86,151	94,378
Total assets	17,855,946	11,759,837	17,855,946	11,759,837	12,730,285
Total deposits	14,789,712	9,558,276	14,789,712	9,558,276	10,708,689
Total shareholders’ equity	2,475,944	1,414,826	2,475,944	1,414,826	1,438,274
Asset Quality Ratios:
Total nonperforming assets ("NPAs") to total loans and OREO and other NPAs	0.84%	0.66%	0.84%	0.66%	0.82%
Total ACL to total loans	0.94	0.91	0.94	0.91	0.94
ACL to total nonperforming loans ("NPLs")	118.17	182.52	118.17	182.52	127.12
Net charge-offs to average loans (2)	0.91	0.13%	0.49%	0.09%	0.06
Capital Ratios:
Total shareholders’ equity to assets	13.9%	12.0%	13.9%	12.0%	11.3%
Tangible common equity to tangible assets (1)	10.9	9.6	10.9	9.6	9.1
Common equity tier 1 (CET1)	11.0	10.4	11.0	10.4	9.8
Tier 1 leverage capital	10.3	10.7	10.3	10.7	10.1
Tier 1 risk-based capital	11.0	10.7	11.0	10.7	10.1
Total risk-based capital	13.1	12.4	13.1	12.4	11.8

(1)

Considered a non-GAAP financial measure. See Table 29 "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

(2)	Annualized.

Summary of Results of Operations - Three and Nine Months Ended September 30, 2019

Net income for the three and nine months ended September 30, 2019 was significantly impacted by the acquisition of State Bank on January 1, 2019, which increased our earning assets and revenue generating lines of business and expanded our deposit franchise. Partially offsetting the incremental net revenues related to the acquisition was $1.0 million and $27.6 million, respectively, of merger related expenses.

Net income for the three months ended September 30, 2019 totaled $44.0 million, a $3.2 million or 6.7% decrease compared to $47.1 million for the same period in 2018. The primary drivers of the net decrease included a $45.1 million increase in the provision for credit losses and an increase in noninterest expense of $33.1 million, offset by a $62.1 million increase in net interest income. Diluted earnings per common share for the three months ended September 30, 2019 were $0.34 compared to $0.56 for the same period in 2018.

Net income for the nine months ended September 30, 2019 totaled $150.5 million, a $16.6 million or 12.4% increase compared to $133.9 million for the same period in 2018. The primary drivers of the increase included a $205.7 million increase in net interest income and a $23.4 million increase in noninterest income, partially offset by a $79.6 million increase in the provision for credit losses and an increase in noninterest expense of $122.6 million. Diluted earnings per common share for the nine months ended September 30, 2019 were $1.16 compared to $1.58 for the same period in 2018.

The third quarter and year-to-date periods of 2019 and 2018 included non-routine revenues and expenses, primarily consisting of merger related expenses, secondary offering expenses, and other items. These non-routine revenues and expenses resulted in adjusted net income(1) of $44.2 million and $171.2 million for the three and nine months ended September 30, 2019, and $49.3 million and $133.6 million for the comparable periods of 2018. Adjusted diluted earnings per share(1) was $0.34 and $1.32 for the three and nine months ended September 30, 2019, and $0.58 and $1.57 for the comparable period of 2018.

Net interest income was $160.2 million for the three months ended September 30, 2019, a $62.1 million or 63.3% increase compared to the same period of 2018. Our net interest spread increased to 3.40% for the three months ended September 30, 2019 compared to 3.11% for the same period in 2018, and the net interest margin on an annualized basis increased 36 basis points to 3.94% from 3.58%. Net interest income was $490.3 million for the nine months ended September 30, 2019, a $205.7 million or 72.3% increase compared to the same period of 2018. Our net interest spread increased to 3.51% for the nine months ended September 30, 2019 compared to 3.22% for the same period in 2018, and the net interest margin on an annualized basis increased 41 basis points to 4.04% from 3.63%. The year-over-year increase in net interest margin reflects the merger with State Bank (the “merger”) and the related positive impact on our funding costs, loan yields and accretion income.

Service fees and revenue were $30.6 million for the three months ended September 30, 2019, an increase of $10.2 million or 49.6%, and $86.3 million for the nine months ended September 30, 2019, an increase of $23.2 million, or 36.7%, from the same periods in 2018. The year-over-year increases in service fees and revenue was due to across the board business growth and the merger.

Noninterest expense for the three months ended September 30, 2019 increased $33.1 million, or 54.0%, to $94.3 million and for nine months ended September 30, 2019 increased $122.6 million, or 66.1%, to $308.3 million compared the same periods of 2018.  The three months ended September 30, 2019 included $1.0 million of merger related expenses resulting primarily from the State Bank acquisition and an increase of $16.1 million, or 44.9%, in salaries and benefits resulting from the additional employees from State Bank. The 2019 year-to-date period included higher salary and benefits expenses driven by additional employees from the merger, merger related expenses of $27.6 million, and increases in premises and equipment expenses, intangible asset amortization, and other categories due to increased operations after the merger.

Provision for credit losses increased $45.1 million, to $43.8 million for the three months ended September 30, 2019, compared to ($1.4) million for the same period of 2018. Provision for credit losses increased $79.6 million for the nine months ended September 30, 2019 compared to the same period of 2018. The increased provision for credit losses in 2019 was primarily related to higher charge-offs and specific reserves, as well as some credit migration in the C&I portfolio. Annualized net charge-offs were 0.91% and 0.13% of average loans for the three months ended September 30, 2019 and 2018, respectively, and 0.28% and 0.06% for the nine months ended September 30, 2019 and 2018, respectively. (see “—Provision for Credit Losses” and “—Asset Quality” sections).

(1)

Considered a non-GAAP financial measure. See Table 29 "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Summary of Financial Condition as of September 30, 2019

Our total loans, net of unearned income, increased $3.6 billion, or 35.6%, from December 31, 2018 to $13.6 billion at September 30, 2019, which was primarily due to the merger with State Bank.

From an asset quality perspective, total nonperforming assets (“NPAs”) totaled $114.9 million or increased 39.3%, compared to December 31, 2018, and the ratio of NPAs to total loans, OREO, and other NPAS increased from 0.66% to 0.84%. (see “Asset Quality). The increase in NPAs was primarily related to certain credits within the General C&I and Restaurant portfolios. Our total allowance for credit losses increased $34.4 million, or 35.4%, from $94.4 million at December 31, 2018 to $127.8 million at September 30, 2019, and represented approximately 0.94% of total loans at both September 30, 2019 and December 31, 2018.

Our funding activities this quarter included meaningful core deposit growth and further decline in period-end brokered deposits and wholesale funds.

Total deposits increased $4.1 billion, or 38.1%, to $14.8 billion at September 30, 2019, from $10.7 billion at December 31, 2018, due primarily to the State Bank acquisition. There was a decline in brokered deposits of $525.2 million from December 31, 2018 bringing the ratio of brokered deposits to total deposits down to 3.5%.

Total borrowings were $371.9 million at September 30, 2019, down from $471.8 million at December 31, 2018. In June 2019, the Company paid off $145 million of senior debt yielding 4.875% with cash and proceeds from an $85 million subordinated debt offering. The newly subordinated debt has a ten-year maturity, is fixed rate for five years at 4.75% and qualifies for Tier 2 capital at the holding company.

Our Tier 1 leverage ratio increased 24 basis points, Tier 1 risk-based capital increased 85 basis points, and total risk-based capital ratio increased 138 basis points from December 31, 2018. We met all capital adequacy requirements and the Bank continued to exceed the minimum requirements to be considered well-capitalized under regulatory guidelines as of September 30, 2019.

Results of Operations

Earnings

Net income for the three and nine months ended September 30, 2019 totaled $44.0 million and $150.5 million, respectively, compared to $47.1 million and $133.9 million for the three and nine months ended September 30, 2018, respectively. Over the same periods, net income decreased $3.2 million, or 6.7% for the three-month period and increased $16.6 million, or 12.4% for the nine-month period. The following table presents key earnings data for the periods:

Table 2 – Key Earnings Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Net income	$43,986	$47,136	$150,533	$133,935
Net income per common share
- Basic	0.34	0.56	1.16	1.60
- Diluted (1)	0.34	0.56	1.16	1.58
Dividends declared per share	0.175	0.150	0.525	0.400
Dividend payout ratio	51.47%	26.79%	45.26%	25.00%
Net interest margin (2)	3.94	3.58	4.04	3.63
Net interest spread (2)	3.40	3.11	3.51	3.22
Return on average assets(2)	0.99	1.61	1.14	1.59
Return on average common equity(2)	7.13	13.40	8.60	13.11
Return on average tangible common equity(2)(3)	10.43	17.50	12.62	17.37

(1)

Includes common stock equivalents of 57,783 and 1,035,256 for the three months ended September 30, 2019 and 2018, and 121,734 and 1,084,240 for the nine months ended September 30, 2019 and 2018, respectively.

(2)	Annualized.
(3)	Considered a non-GAAP financial measure. See “Table 29 – Non-GAAP Financial Measures” for a reconciliation of the non-GAAP measures to the most directly comparable GAAP financial measure.

Net Interest Income

The largest component of our net income is net interest income, which is the difference between the income earned on interest-earning assets and interest paid on deposits and borrowings. We manage our interest-earning assets and funding sources to maximize our net interest margin (see “Quantitative and Qualitative Disclosures about Market Risk” for a discussion regarding our interest rate risk). Net interest income is determined by the rates earned on our interest-earning assets, rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, the degree of mismatch and the maturity and re-pricing characteristics of our interest-earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents our net interest margin. The yield on our net earning assets less the yield on our interest-bearing liabilities represents our net interest spread.

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

Conversely, subsequent increases in expected cash flows result in a transfer from the nonaccretable discount to the accretable discount, which has a positive impact on accretion income prospectively. The following table summarizes the amount of interest income related to our ACI portfolio for the periods presented:

Table 3 – ACI Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Scheduled accretion for the period	$6,997	$4,881	$21,882	$15,089
Recovery income for the period	557	362	2,820	1,387
Total interest realized on the ACI portfolio	$7,554	$5,243	$24,702	$16,476
Yield on ACI Portfolio
Scheduled accretion for the period	10.74%	8.45%	10.32%	8.35%
Recovery income for the period	0.86	0.63	1.33	0.77
Total yield on the ACI portfolio	11.60%	9.08%	11.65%	9.12%

The following table is a rollforward of the accretable difference on our ACI portfolio for the periods indicated:

Table 4 - Accretable Difference Rollforward

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Balance at beginning of period	$65,374	$72,289	$67,405	$78,422
Additions (1)	—	—	10,053	—
Accretion	(6,997)	(4,881)	(21,882)	(15,089)
Reclass from nonaccretable difference due to increases in expected cash flow	2,506	4,118	10,389	12,188
Other changes, net	4,178	(1,734)	(904)	(5,729)
Balance at end of period	$65,061	$69,792	$65,061	$69,792

(1)	See “Note 2 – Business Combination” to our Unaudited Consolidated Financial Statements for additional information related to the State Bank merger.

Three Months Ended September 30, 2019 and 2018

Our net interest income, fully-tax equivalent (“FTE”), for the three months ended September 30, 2019 and 2018 was $160.6 million and $98.6 million, respectively, an increase of $78.0 million. Our net interest margin for the three months ended September 30, 2019 and 2018 was 3.94% and 3.58%, respectively, an increase of 36 basis points. The yield on our total loan portfolio increased 54 basis points to 5.72% for the three months ended September 30, 2019 compared to 5.18% for the three months ended September 30, 2018 due to an increase in the rate of our originated portfolio and the additional accretion from the loans acquired in the State Bank merger. The following table sets forth the components of our FTE net interest income with the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three months ended September 30, 2019:

Table 5 - Rate/Volume Analysis

	Three Months Ended September 30,
	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2019	2018	(Decrease)	Rate	Volume

Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated loans	$136,332	$112,419	$23,913	$4,566	$19,347
ANCI portfolio	54,084	3,395	50,689	2,327	48,362
ACI portfolio	7,554	5,243	2,311	1,585	726
Interest on securities:
Taxable	9,657	6,248	3,409	(55)	3,464
Tax-exempt (2)	1,892	2,195	(303)	(204)	(99)
Interest on fed funds and short-term investments	3,421	2,039	1,382	78	1,304
Interest on other investments	606	675	(69)	(296)	227
Total interest income	213,546	132,214	81,332	8,001	73,331
Expense from interest-bearing liabilities:
Interest on demand deposits	31,064	17,046	14,018	3,489	10,528
Interest on savings deposits	274	149	125	59	66
Interest on time deposits	17,083	10,312	6,771	1,768	5,003
Interest on other borrowings	1,005	3,673	(2,668)	(782)	(1,886)
Interest on subordinated debentures	3,536	2,473	1,063	(337)	1,400
Total interest expense	52,962	33,653	19,309	4,197	15,111
Net interest income	$160,584	$98,561	$62,023	$3,804	$58,220

(1)	The change in interest income due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
(2)	Interest income is presented on a tax equivalent basis using a Federal tax rate of 21% on our state, county and municipal investment portfolios.

Our FTE total interest income for the three months ended September 30, 2019 totaled $213.5 million compared to $132.2 million for the three months ended September 30, 2018. This increase is primarily the result of the loans acquired in the State Bank acquisition resulting in increased interest income and a significant increase in the accretion of purchase accounting discounts. Additionally, we experienced an increase in the volume and yield of our originated loans as well as a positive impact from our hedging transactions. The lower FTE yield on our tax-exempt securities reflects the decrease in tax exempt securities resulting from a reallocation of our portfolio during the second quarter of 2018.

The yield on our ACI portfolio fluctuates due to the volume and timing of cash flows received or expected to be received. The yield on our ACI portfolio for the three months ended September 30, 2019 was 11.60% compared to 9.08% for the three months ended September 30, 2018. For the three months ended September 30, 2019, the increase in interest income on our ACI portfolio was due to an increase in volume from the State Bank acquisition and included $0.6 million in recovery income, compared to $0.4 million in the three months ended September 30, 2018. These amounts were realized on certain individual loans that were settled before expected, or where we received amounts above our estimates. Excluding these amounts, as shown in Table 3, the yield on our ACI loans would have been 10.74% for the three months ended September 30, 2019 compared to 8.45% for the three months ended September 30, 2018.

Our interest expense for the three months ended September 30, 2019 and 2018 was $53.0 million and $33.7 million, respectively, an increase of $19.3 million. This increase is primarily related to the impact of higher market rates on our interest-bearing demand accounts and time deposits, and from the increased volume in interest-bearing deposits assumed in the State Bank acquisition. Our cost of interest-bearing deposits increased to 1.73% for the three months ended September 30, 2019 compared to 1.49% for the three months ended September 30, 2018.  Our total cost of borrowings for the three months ended September 30, 2019 and 2018 was 4.73% and 4.29%, respectively. Cost of borrowings for the latter half of 2019 will be positively impact by the $60 million net reduction in borrowings related to the June subordinated debt issuance and the senior debt repayment. The average level of noninterest bearing deposits remained at approximately 23%.

The following table presents, on an FTE basis, for the three months ended September 30, 2019 and 2018, our average balance sheet and our annualized average yields on assets and annualized average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis, except for ACI loans, which is a monthly average.

Table 6 – Average Balances, Net Interest Income and Interest Yields/Rates

	For the Three Months Ended September 30,
	2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)
Originated loans	$10,191,066	$136,332	5.31%	$8,734,337	$112,419	5.11%
ANCI portfolio	3,269,846	54,084	6.56	302,229	3,395	4.46
ACI portfolio	258,375	7,554	11.60	229,188	5,243	9.08
Total loans	13,719,286	197,970	5.72	9,265,754	121,057	5.18
Investment securities
Taxable	1,447,448	9,657	2.65	928,275	6,248	2.67
Tax-exempt (2)	203,454	1,892	3.69	213,429	2,195	4.08
Total investment securities	1,650,902	11,549	2.78	1,141,704	8,443	2.93
Federal funds sold and short-term investments	741,955	3,421	1.83	458,491	2,039	1.76
Other investments	77,605	606	3.10	54,762	675	4.89
Total interest-earning assets	16,189,748	213,546	5.23	10,920,711	132,214	4.80
Noninterest-earning assets:
Cash and due from banks	123,758			71,777
Premises and equipment	128,286			62,422
Accrued interest and other assets	1,299,244			623,842
Allowance for credit losses	(119,873)			(92,783)
Total assets	$17,621,163			$11,585,969
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$7,991,804	$31,064	1.54%	$5,175,915	$17,046	1.31%
Savings deposits	250,003	274	0.43	181,449	149	0.33
Time deposits	2,840,806	17,083	2.39	1,978,807	10,312	2.07
Total interest-bearing deposits	11,082,613	48,421	1.73	7,336,171	27,507	1.49
Other borrowings	160,066	1,005	2.49	432,279	3,673	3.37
Subordinated debentures	221,191	3,536	6.35	135,585	2,473	7.25
Total interest-bearing liabilities	11,463,870	52,962	1.83	7,904,035	33,653	1.69
Noninterest-bearing liabilities:
Demand deposits	3,456,807			2,153,097
Accrued interest and other liabilities	253,297			133,776
Total liabilities	15,173,974			10,190,908
Shareholders' equity	2,447,189			1,395,061
Total liabilities and shareholders' equity	$17,621,163			$11,585,969
Net interest income/net interest spread		160,584	3.40%		98,561	3.11%
Net yield on earning assets/net interest margin			3.94%			3.58%
Taxable equivalent adjustment:
Investment securities		(397)			(461)
Net interest income		$160,187			$98,100
_____________________
(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2)	Interest income and yields are presented on a taxable equivalent basis using a tax rate of 21%.

Nine months ended September 30, 2019 and 2018

Our FTE net interest income for the nine months ended September 30, 2019 and 2018 was $491.6 million and $286.7 million, respectively, an increase of $204.9 million. Our net interest margin for the nine months ended September 30, 2019 and 2018 was 4.04% and 3.63%, respectively, an increase of 41 basis points. The yield on our total loan portfolio increased 76 basis points to 5.86% for the nine months ended September 30, 2019, compared to 5.10% for the nine months ended September 30, 2018, due primarily to increased interest income and accretion on the loans acquired from State Bank. Additionally, we also experienced an increase in the rate and volume of our originated portfolio.

The following table sets forth, on an FTE basis, the components of our net interest income with the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2019	2018	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated loans	$408,093	$312,333	$95,760	$31,306	$64,454
ANCI portfolio	172,937	8,779	164,158	2,887	161,271
ACI portfolio	24,702	16,476	8,226	5,074	3,152
Interest on securities:
Taxable	30,751	16,884	13,867	983	12,884
Tax-exempt (2)	6,153	9,876	(3,723)	(538)	(3,185)
Interest on fed funds and short-term investments	9,370	4,838	4,532	1,795	2,737
Interest on other investments	1,744	1,697	47	(362)	409
Total interest income	653,750	370,883	282,867	41,145	241,722
Expense from interest-bearing liabilities:
Interest on demand deposits	90,517	37,771	52,746	23,180	29,566
Interest on savings deposits	745	397	348	178	170
Interest on time deposits	54,567	28,300	26,267	9,005	17,262
Interest on other borrowings	7,751	10,414	(2,663)	219	(2,882)
Interest on subordinated debentures	8,614	7,332	1,282	(330)	1,612
Total interest expense	162,194	84,214	77,980	32,252	45,728
Net interest income	$491,556	$286,669	$204,887	$8,893	$195,994

(1)	The change in interest income due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
(2)	Interest income is presented on a tax equivalent basis using a tax rate of 21%.

The yield on our ACI portfolio fluctuates due to the volume and timing of cash flows received or expected to be received. The yield on our ACI portfolio for the nine months ended September 30, 2019 was 11.65% compared to 9.12% for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, interest income on the ACI portfolio included $2.8 million in recovery income, compared to $1.1 million in the nine months ended September 30, 2018. These amounts were realized on certain individual loans that were settled before expected, or where we received amounts above our estimates. Excluding these amounts, the yield on our ACI loans would have been 10.32% for the nine months ended September 30, 2019 compared to 8.35% for the nine months ended September 30, 2018.

Our interest expense for the nine months ended September 30, 2019 and 2018 was $162.2 million and $84.2 million, respectively, an increase of $78.0 million. This increase is primarily related to the impact of higher market rates on our interest-bearing demand accounts and time deposits combined with increased volume of average interest-bearing liabilities due to the State Bank merger. Our cost of interest-bearing deposits increased to 1.74% for the nine months ended September 30, 2019 compared to 1.25% for the nine months ended September 30, 2018. Our total cost of borrowings for the nine months ended September 30, 2019 and 2018 was 4.77% and 4.42%, respectively.

The following table presents, on a tax equivalent basis, for the nine months ended September 30, 2019 and 2018, our average balance sheet and our average yields on assets and average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis, except for ACI loans, which is a monthly average.

	For the Nine Months Ended September 30,
	2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)
Originated loans	$10,017,293	$408,093	5.45%	$8,389,309	$312,333	4.98%
ANCI portfolio	3,512,178	172,937	6.58	224,930	8,779	5.22
ACI portfolio	283,421	24,702	11.65	241,643	16,476	9.12
Total loans	13,812,892	605,732	5.86	8,855,882	337,588	5.10
Investment securities
Taxable	1,493,003	30,751	2.75	865,152	16,884	2.61
Tax-exempt (2)	212,027	6,153	3.88	320,838	9,876	4.12
Total investment securities	1,705,030	36,904	2.89	1,185,990	26,760	3.02
Federal funds sold and short-term investments	701,102	9,370	1.79	474,987	4,838	1.36
Other investments	67,694	1,744	3.44	53,240	1,697	4.26
Total interest-earning assets	16,286,718	653,750	5.37	10,570,099	370,883	4.69
Noninterest-earning assets:
Cash and due from banks	117,994			81,474
Premises and equipment	128,445			62,700
Accrued interest and other assets	1,211,933			622,146
Allowance for credit losses	(107,948)			(91,762)
Total assets	$17,637,142			$11,244,657
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$7,911,721	$90,517	1.53%	$4,895,838	$37,771	1.03%
Savings deposits	249,979	745	0.40	183,566	397	0.29
Time deposits	3,068,274	54,567	2.38	2,021,276	28,300	1.87
Total interest-bearing deposits	11,229,974	145,829	1.74	7,100,680	66,468	1.25
Other borrowings	292,103	7,751	3.55	400,877	10,414	3.47
Subordinated debentures	166,309	8,614	6.92	135,410	7,332	7.24
Total interest-bearing liabilities	11,688,386	162,194	1.86	7,636,967	84,214	1.47
Noninterest-bearing liabilities:
Demand deposits	3,357,978			2,113,406
Accrued interest and other liabilities	249,793			128,666
Total liabilities	15,296,157			9,879,039
Shareholders' equity	2,340,985			1,365,618
Total liabilities and shareholders' equity	$17,637,142			$11,244,657
Net interest income/net interest spread		491,556	3.51%		286,669	3.22%
Net yield on earning assets/net interest margin			4.04%			3.63%
Taxable equivalent adjustment:
Investment securities		(1,292)			(2,074)
Net interest income		$490,264			$284,595
_____________________
(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2)	Interest income and yields are presented on a taxable equivalent basis using a tax rate of 21%.

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

The provision for credit losses totaled $43.8 million and $83.9 million for the three and nine months ended September 30, 2019, compared to ($1.4) million and $4.3 million for the three and nine months ended September 30, 2018. The third quarter and YTD  2019 provision was driven by higher charge-offs and specific reserves, as well as credit migration of certain credits primarily in the General C&I and Restaurant portfolios. Approximately half of the quarter’s provision related to loans incurring a charge-off during the quarter.

Net charge-offs were $31.3 million or 0.91% of average loans for the third quarter of 2019 compared to $3.1 million or 0.13% and $18.6 million or 0.54% for the third quarter of 2018 and the second quarter of 2019, respectively. On a year-to-date basis, 2019 charge offs are 0.49% of average loans as compared to 0.06% for the full year 2018.  The current quarter charge-offs included $15.0 million related to one General C&I non-SNC credit that also incurred a $5.0 million charge-off in the second quarter of 2019, representing 48% of the third quarter 2019 net charge-offs and 40% of the year-to-date 2019 net charge-offs. This credit was made to a company that experienced negative results caused by an expansion strategy that failed. The company was recapitalized in January 2019 but quickly ran out of liquidity and entered into a costly restructuring process that ultimately ended with a highly distressed sale. The sale of the company was completed in October 2019 with no further provision for loan losses.  In addition to this one sizable charge-off, the third quarter also included charge-offs on a $3.0 million non-SNC C&I credit, a $5.3 million Energy SNC, and a $4.4 million Restaurant SNC.  All of these credits were previously identified as nonperforming and are in the late stages of resolution.

The following is a summary of our provision for credit losses for the periods indicated presented by originated, ANCI and ACI portfolios:

Table 7 – Provision for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Originated Loans
Commercial and industrial	$36,288	$2,894	$69,685	$8,890
Commercial real estate	1,286	(1,660)	3,775	(1,877)
Consumer	1,085	(1,215)	2,531	(953)
Small business	640	(1,200)	1,905	(513)
Total originated loans	39,299	(1,181)	77,896	5,547
ANCI Loans
Commercial and industrial	479	(481)	305	(651)
Commercial real estate	434	(68)	501	(220)
Consumer	53	242	198	281
Small business	621	(18)	792	(191)
Total ANCI	1,587	(325)	1,796	(781)
ACI Loans
Commercial and industrial	(109)	21	620	10
Commercial real estate	2,870	142	3,617	(226)
Consumer	117	(22)	(28)	(272)
Total ACI	2,878	141	4,209	(488)
Total Loans
Commercial and industrial	36,658	2,434	70,610	8,249
Commercial real estate	4,590	(1,586)	7,893	(2,323)
Consumer	1,255	(995)	2,701	(944)
Small business	1,261	(1,218)	2,697	(704)
Total provision for credit losses	$43,764	$(1,365)	$83,901	$4,278

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of income generated from the services we provide our customers.

Noninterest income totaled $34.6 million and $97.0 million for the three and nine months ended September 30, 2019, compared to $24.0 million and $73.6 million for the three and nine months ended September 30, 2018.  The increases for the 2019 periods compared to the same periods in 2018 are primarily attributable to the State Bank merger which provided additional markets for our products and services as well as two new revenue sources (SBA income and payroll processing revenue).

The following table compares noninterest income for the three and nine months ended September 30, 2019 and 2018:

Table 8 – Noninterest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Investment advisory revenue	$6,532	$5,535	18.0%	$17,971	$16,177	11.1%
Trust services revenue	4,440	4,449	(0.2)	13,353	13,578	(1.7)
Service charges on deposit accounts	5,462	3,813	43.2	15,322	11,576	32.4
Credit related fees	5,960	3,549	67.9	16,171	10,933	47.9
Bankcard fees	2,061	1,078	91.2	6,553	4,877	34.4
Payroll processing revenue	1,196	-	NM	3,776	-	NM
SBA income	2,216	-	NM	5,079	-	NM
Mortgage banking income	1,079	747	44.4	2,332	1,974	18.1
Other service fees	1,700	1,319	28.9	5,711	3,998	42.8
Total service fees and revenue	30,646	20,490	49.6	86,268	63,113	36.7
Securities gain (losses), net	775	2	NM	1,701	(1,799)	(194.6)
Other	3,221	3,484	(7.5)	9,058	12,317	(26.5)
Total other noninterest income	3,996	3,486	14.6	10,759	10,518	2.3
Total noninterest income	$34,642	$23,976	44.5%	$97,027	$73,631	31.8%

NM – Not Meaningful

Investment Advisory Revenue. Our investment advisory revenue is comprised largely of investment management and financial planning revenues generated through our subsidiary Linscomb & Williams, Inc. (“L&W”). The 18.0% and 11.1% increase in investment advisory revenue for the three and nine months ended September 30, 2019, respectively, resulted primarily from an increase of 15.6% in assets under management supplemented by the July 2019 acquisition of a fee-based investment advisory firm based in Atlanta, Georgia.

Trust Services Revenue. We earn fees from our customers for trust services. Trust fees for the 2019 periods were essentially unchanged from the 2018 periods. Assets under management at September 30, 2019, were 4.8% greater than at September 30, 2018.

Service Charges on Deposit Accounts. We earn fees from our customers for deposit-related services. For the three and nine months ended September 30, 2019, service charges and fees increased $1.6 million and $3.7 million, respectively. The 43.2% increase and the 32.4% increase were largely due to the increased number of deposit accounts and customers resulting from the State Bank acquisition.

Credit-Related Fees. Our credit-related fees include fees related to credit advisory services, unfunded commitment fees and letter of credit fees. For the three and nine months ended September 30, 2019, credit-related fees increased 67.9% and 47.9%, respectively, to $6.0 million and $16.2 million. The increases resulted primarily from arrangement and other credit advisory fees due to volume and to the recognition of the purchase accounting mark related to unfunded commitments when these commitments expire without being drawn upon.

Bankcard Fees. Our bankcard fees are comprised of automated teller machine (“ATM”) network fees and debit card revenue. Our bankcard fees were $2.1 million and $6.6 million for the three and nine months ended September 30, 2019, respectively. The increase of 91.2% and 34.4% for the three and nine months ended September 30, 2019, respectively, were primarily due to the State Bank acquisition. The increase was partially mitigated by the limit on interchange fees imposed by the Durbin Amendment which became effective for the Company in the third quarter of 2018.

Payroll Processing Revenue. Payroll processing revenue represents a new source of revenue for us which we acquired in the State Bank acquisition.

SBA Income. Small Business Administration (“SBA”) income also represents a new source of revenue for us through the State Bank transaction. This revenue consists of gains on sales of SBA loans, servicing fees, and other miscellaneous fees.

Other Service Fees. Our other service fees include retail services fees. For the three months ended September 30, 2019 and 2018, other service fees totaled $1.7 million and $1.3 million, respectively. For the nine months ended September 30, 2019 and 2018, other service fees totaled $5.7 million and $4.0 million, respectively. The 2019 quarterly and year-to-date increases resulted primarily from additional foreign exchange fees. Other fees increased across the board due to the State Bank acquisition.

Other Income. Other income for the three and nine months ended September 30, 2019 compared to 2018 decreased by 7.5% and 26.5%, respectively. The year-to-date decrease resulted from a decrease in insurance revenue resulting from the sale of the insurance subsidiary assets in the second quarter of 2018. This decrease was partially offset by increases in several revenue items from the recently acquired State Bank market.

Noninterest Expenses

The following table compares noninterest expense for the three and nine months ended September 30, 2019 and 2018:

Table 9 – Noninterest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
Salaries and employee benefits	$51,904	$35,811	44.9%	$159,035	$111,432	42.7%
Premises and equipment	10,913	7,561	44.3	33,019	22,283	48.2
Merger related expenses	1,010	178	467.3	27,572	934	NM
Intangible asset amortization	6,025	650	NM	17,986	2,157	NM
Data processing expense	3,641	1,989	83.1	9,670	6,666	45.1
Consulting and professional fees	2,621	4,335	(39.5)	6,749	9,815	(31.2)
Loan related expenses	(921)	821	(212.2)	1,729	1,721	0.5
FDIC insurance	527	1,237	(57.4)	4,149	3,415	21.5
Communications	1,425	682	108.9	3,880	2,089	85.7
Advertising and public relations	1,368	679	101.4	3,253	1,595	103.9
Legal expenses	500	242	106.5	1,303	3,337	(61.0)
Other	15,270	7,046	116.7	39,908	20,161	97.9
Total Noninterest Expense	$94,283	$61,231	54.0%	$308,252	$185,605	66.1%

Noninterest expense was $94.3 million and $308.3 million for the three and nine months ended September 30, 2019, compared to $61.2 million and $185.6 million for the three and nine months ended September 30, 2018.  The increase of $33.1 million and $122.6 million or 54.0% and 66.1%, respectively, for the three and nine months ended September 30, 2019 compared to the same periods in 2018 was driven by increases in salaries and benefits, merger related expenses, intangible asset amortization, and other expenses related to organic growth of the business and growth from the State Bank merger during the periods.

Salaries and Employee Benefits. Salaries and employee benefit costs are the largest component of noninterest expense and include employee payroll expense, incentive compensation, health insurance, benefit plans and payroll taxes. Salaries and employee benefits increased $16.1 million and $47.6 million or 44.9% and 42.7%, respectively, for the three and nine months ended September 30, 2019 compared to 2018, driven primarily by the increased number of employees resulting from the State Bank acquisition as full-time equivalent employees went from 1,170 at December 31, 2018 to 1,821 at September 30, 2019. Regular compensation makes up the majority of the total salaries and employee benefits category and increased 70.2% and 57.4% for the three and nine months ended September 30, 2019 compared to the 2018 periods.  The following table provides additional detail of our salaries and employee benefits expense for the periods presented:

Table 10 – Salaries and Employee Benefits Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Salaries and employee benefits
Regular compensation	$34,957	$20,537	$100,286	$63,710
Incentive compensation	9,350	10,653	34,471	31,751
Taxes and employee benefits	7,597	4,621	24,278	15,971
Total salaries and employee benefits	$51,904	$35,811	$159,035	$111,432

Merger Related Expenses. These expenses were incurred primarily due to the State Bank merger and include expenses across all categories including salaries and benefits, legal and professional fees, premises and equipment, and other.

Premises and Equipment. Rent, depreciation and maintenance costs comprise the majority of premises and equipment expenses, which increased 44.3% and 48.2% for the three and nine months ended September 30, 2019, respectively.  The increases are driven primarily by the State Bank acquisition and the resulting increase in facilities and equipment.

Intangible Asset Amortization. In conjunction with the State Bank acquisition, we recorded core deposit and other intangible assets of approximately $117.0 million, which are being amortized on an accelerated basis over a ten-year period for the core deposit intangible and a ten to twenty-year period for other intangibles. The third quarter 2019 acquisition of W&P resulted in additional other intangible assets of $5.1 million.

FDIC Insurance. For the three and nine months ended September 30, 2019, FDIC insurance expense decreased $0.7 million and increased $0.7 million, respectively. During the third quarter of 2019, we received credits from the FDIC related to assessments paid prior to reaching $10 billion in total assets. Notwithstanding the credit, our assessment increases were due to the State Bank acquisition and to the resulting increase to our balance sheet and risk profile as calculated under the Large Bank Pricing Rule. We were not subject to the Large Bank Pricing Rule in the 2018 periods. Our FDIC assessment will vary between reported periods as it is determined on various risk factors including credit, liquidity, composition of our balance sheet, loan concentration and regulatory ratings.

Legal Expenses. Our legal expenses include fees paid to outside counsel related to general legal matters as well as loan resolutions. For the three and nine months ended September 30, 2019, our legal fees increased $0.3 million and decreased $2.0 million, respectively, compared to the same periods in 2018. Legal fees for the 2018 year-to-date period included $2.2 million in legal costs associated with litigation related to a pre-acquisition matter of a legacy acquired bank.  This matter was fully resolved in the first quarter of 2018.

Other. These expenses include costs for insurance, supplies, education and training, and other operational expenses. For the three and nine months ended September 30, 2019, other noninterest expenses increased 116.7% and 97.9% compared to the same periods in 2018.  The increases occurred across all categories due to the State Bank acquisition and the resulting costs of managing a larger company post-State Bank acquisition led by increased software amortization of $1.8 million and $5.9 million for the three month and nine month periods, respectively.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2019 was $12.8 million and $44.6 million, respectively, compared to $15.1 million and $34.4 million for the same periods in 2018.

The effective tax rate was 22.5% and 22.9% for the three and nine months ended September 30, 2019, respectively, compared to 24.2% and 20.4% for the same periods in 2018. The decrease in the effective tax rate for the three months ended September 30, 2019 compared to same period in 2018 was driven by an increase in non-deductible expenses on the sale of the assets of our insurance company in 2018. The increase in the effective tax rate for the nine months ended September 30, 2019 compared to the same period in 2018 was driven by a one-time $6.0 million bad debt deduction recognized in the second quarter of 2018 related to the legacy loan portfolio.

The effective tax rate is primarily affected by the amount of pre-tax income, tax-exempt interest income, and the increase in cash surrender value of bank-owned life insurance.  The effective tax rate is also affected by discrete items that may occur in any given period but are not consistent from period-to-period, which may impact the comparability of the effective tax rate between periods.

At September 30, 2019, we had a net deferred tax liability of $30.8 million, compared to a net deferred tax asset of $33.2 million at December 31, 2018. The decrease in the net deferred asset was primarily due to certain purchase accounting adjustments recorded during the State Bank acquisition, changes in market conditions that impact the mark-to-market deferred tax adjustments on securities available-for-sale and cash flow hedges, including the interest rate collar agreement.

Financial Condition

The following table summarizes selected components of our balance sheet as of the periods indicated.

Table 11 – Selected Balance Sheet Data

	As of		Average Balance
(In thousands)	September 30, 2019	December 31, 2018	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Total assets	$17,855,946	$12,730,285	$17,621,163	$17,637,142	$11,498,013
Total interest-earning assets	16,291,096	11,899,165	16,189,748	16,286,718	10,817,317
Total interest-bearing liabilities	11,558,742	8,726,443	11,463,870	11,688,386	7,849,508
Short-term and other investments	901,713	592,690	819,560	768,796	465,554
Securities available for sale	1,705,325	1,187,252	1,650,902	1,705,030	1,180,623
Loans, net of unearned income	13,637,042	10,053,923	13,719,286	13,812,892	9,116,602
Goodwill	486,000	307,083	488,131	483,333	311,494
Noninterest-bearing deposits	3,602,861	2,454,016	3,456,807	3,357,978	2,137,953
Interest-bearing deposits	11,186,851	8,254,673	11,082,613	11,229,974	7,283,850
Borrowings and subordinated debentures	371,892	471,770	381,257	458,412	565,658
Shareholders' equity	2,475,944	1,438,274	2,447,189	2,340,985	1,377,471

Investment Portfolio

Our available-for-sale securities portfolio increased $0.5 billion, or 43.6%, to $1.7 billion at September 30, 2019, from $1.2 billion at December 31, 2018.  The increase resulted from our merger with State Bank. At September 30, 2019, our investment securities portfolio was 10.5% of our total interest-earning assets and produced an average taxable equivalent yield of 2.78% and 2.89% compared to 2.93% and 3.02% for the three and nine months ended September 30, 2018. The lower yields in the 2019 periods primarily reflect lower reinvestment yields for securities as well as changes in the mix.

The following table sets forth the fair value of the available-for-sale securities at the dates indicated:

Table 12 –Investment Portfolio

	As of		Percent Change
(In thousands)	September 30, 2019	December 31, 2018	2019 vs 2018
Investment securities available-for-sale:
U.S. Treasury securities	$-	$96,785	(100.0)
Obligations of U.S. government agencies	72,083	61,007	18.2
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS):
Residential pass-through:
Guaranteed by GNMA	112,944	83,105	35.9
Issued by FNMA and FHLMC	867,871	585,201	48.3
Other residential mortgage-backed securities	305,802	35,169	769.5
Commercial mortgage-backed securities	144,651	109,415	32.2
Total MBS	1,431,268	812,890	76.1
Obligations of states and municipal subdivisions	201,974	216,570	(6.7)
Total investment securities available-for-sale	$1,705,325	$1,187,252	43.6

The following tables summarize the investment securities with unrealized losses at September 30, 2019 and December 31, 2018 by aggregated major security type and length of time in a continuous unrealized loss position:

Table 13 –Unrealized Losses in the Investment Portfolio

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2019
U.S. Treasury securities	$—	$—	$—	$—
Obligations of U.S. government agencies	1,395	4	20,639	216
Mortgage-backed securities	163,312	803	72,047	790
Obligations of states and municipal subdivisions	201	—	—	—
Total	$164,908	$807	$92,686	$1,006

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2018
U.S. Treasury securities	$—	$—	$96,785	$3,628
Obligations of U.S. government agencies	25,978	183	10,152	101
Mortgage-backed securities	259,794	2,864	405,974	16,029
Obligations of states and municipal subdivisions	74,503	2,501	125,092	10,611
Total	$360,275	$5,548	$638,003	$30,369

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

Loans Held for Sale

The second quarter of 2019 included a sale of certain equipment finance loans acquired through the State Bank merger, reducing loans held for sale by approximately $130 million, as well as $34 million in non-core mortgage sales. The sales resulted in a gain of $1.9 million during the second quarter of 2019.

Loan Portfolio

We originate commercial and industrial loans, commercial real estate loans (including construction loans), residential mortgages and other consumer loans. A strong emphasis is placed on the commercial portfolio, consisting of commercial and industrial and commercial real estate loan types, with approximately 75% of the portfolio residing in these loan types as of September 30, 2019. Our commercial portfolio is further diversified by industry concentration and includes loans to clients in specialized industries, including restaurant, healthcare and technology. Additional commercial lending activities include energy, construction, general corporate loans, business banking and community banking loans. Also, with the acquisition of State Bank we have added asset-based lending, lender finance, and Small Business Administration (“SBA”) lending. Mortgage, wealth management and retail make up most of the consumer portfolio.

The following tables present total loans outstanding by portfolio component and class of financing receivable as of September 30, 2019 and December 31, 2018. Total loans increased $3.6 billion from December 31, 2018. The merger with State Bank added approximately $3.3 billion in held for investment loan balances (see “Note 2 – Business Combination” to the Unaudited Consolidated Financial Statements).

Table 14 –Loan Portfolio

	Total Loans		Change
(In thousands)	September 30, 2019	December 31, 2018	2019 vs 2018	Percent
Commercial and Industrial
General C&I	$4,293,525	$3,275,362	$1,018,163	31.1
Energy sector	1,510,892	1,285,775	225,117	17.5
Restaurant industry	1,050,315	1,096,366	(46,051)	(4.2)
Healthcare	485,899	539,839	(53,940)	(10.0)
Total commercial and industrial	7,340,631	6,197,342	1,143,289	18.4
Commercial Real Estate
Income producing	2,591,312	1,266,791	1,324,521	104.6
Land and development	309,984	63,948	246,036	384.7
Total commercial real estate	2,901,296	1,330,739	1,570,557	118.0
Consumer
Residential real estate	2,613,287	2,227,653	385,634	17.3
Other	109,935	67,100	42,835	63.8
Total consumer	2,723,222	2,294,753	428,469	18.7
Small Business Lending	750,930	266,283	484,647	182.0
Total (Gross of Unearned Discount and Fees)	13,716,079	10,089,117	3,626,962	35.9
Unearned Discount and Fees	(79,037)	(35,194)	(43,843)	124.6
Total (Net of Unearned Discount and Fees)	$13,637,042	$10,053,923	$3,583,119	35.6

The State Bank merger significantly increased the ANCI portfolio balances and to a lesser degree, the ACI portfolio. The table below presents outstanding loan balances by the ACI, ANCI and Originated portfolios at September 30, 2019:

	September 30, 2019
(In thousands)	ACI	ANCI	Originated	Total
Commercial and Industrial
General C&I	$37,263	$953,132	$3,303,130	$4,293,525
Energy sector	—	400	1,510,492	1,510,892
Restaurant industry	2,532	28,279	1,019,504	1,050,315
Healthcare	—	23,208	462,691	485,899
Total commercial and industrial	39,795	1,005,019	6,295,817	7,340,631
Commercial Real Estate
Income producing	78,504	1,161,773	1,351,035	2,591,312
Land and development	12,618	137,756	159,610	309,984
Total commercial real estate	91,122	1,299,529	1,510,645	2,901,296
Consumer
Residential real estate	107,126	418,725	2,087,436	2,613,287
Other	863	47,489	61,583	109,935
Total consumer	107,989	466,214	2,149,019	2,723,222
Small Business Lending	15,265	407,608	328,057	750,930
Total (Gross of Unearned Discount and Fees)	254,171	3,178,370	10,283,538	13,716,079
Unearned Discount and Fees	—	(52,098)	(26,939)	(79,037)
Total (Net of Unearned Discount and Fees)	$254,171	$3,126,272	$10,256,599	$13,637,042

Commercial and Industrial. Total C&I loans increased by $1.1 billion, or 18.4%, since December 31, 2018 and represented 53.5% of our total loan portfolio at September 30, 2019, compared to 61.4% of total loans at December 31, 2018. The majority of this increase resulted from our merger with State Bank.

At September 30, 2019, $2.8 billion or 20.3% of our loans were shared national credits (“SNCs”), compared to $2.6 billion or 26.2% at December 31, 2018. Approximately 91.7% of our SNCs, or $2.5 billion, reside in the commercial and industrial segment of the loan portfolio. The largest category of SNCs is the General C&I sector, representing 36.8% of the SNCs, or $1.0 billion as of September 30, 2019, compared to $819.0 million at December 31, 2018. The next largest categories of SNCs is the Energy sector, at $1.0 billion, followed by the Restaurant industry at $483.7 million, as of September 30, 2019. The remaining $0.3 billion of the SNC can be found in the CRE segment, and to a lesser amount, the Healthcare sector of the loan portfolio.

General C&I. As of September 30, 2019, our General C&I category included the following types of loans: finance and insurance, professional services, technology, commodities, excluding energy, manufacturing, contractors, transportation, asset-based and lender finance and other. C&I loans typically provide working capital, equipment financing and financing for expansion, and are generally secured by assignments of corporate assets including accounts receivable, inventory and/or equipment.

Energy. Energy lending is an important part of our business and our energy team is comprised of experienced lenders with significant product expertise and long-standing relationships. Additionally, energy production and energy related industries are substantial contributors to the economies in the Houston metropolitan area and the state of Texas. We strive for a rigorous and thorough approach to energy underwriting and credit monitoring. The allowance for credit losses at September 30, 2019, was $16.2 million for our energy loans, or 1.08% of the energy portfolio compared to $7.3 million, or 0.57% as of December 31, 2018. (see “—Provision for Credit Losses” and “—Allowance for Credit Losses”). As of September 30, 2019, the Company had $16.1 million of nonperforming energy credits compared to $20.7 million of nonperforming energy credits as of December 31, 2018.  In addition, 6.6% of the energy portfolio was criticized as of September 30, 2019 compared to 2.5% at December 31, 2018.   As presented in the following table our energy lending business is comprised of three areas: Exploration and Production (“E&P”), Midstream and Energy Services:

Table 15 –Energy Loan Portfolio

	As of		As of September 30, 2019
(In thousands)	September 30, 2019	December 31, 2018	Unfunded Commitments	Criticized
Outstanding Balance
E&P	$379,689	$366,973	$97,837	$28,699
Midstream	945,649	738,535	674,397	64,997
Energy Services	185,554	180,267	117,795	5,441
Total energy sector	$1,510,892	$1,285,775	$890,029	$99,137
Percent to total loans	11.0%	12.8%
Allocated ACL
E&P	$5,529	$2,195
Midstream	9,486	4,091
Energy Services	1,232	1,051
Total allocated ACL	$16,247	$7,337
ACL as a Percentage of Outstanding Balances
E&P	1.46%	0.60%
Midstream	1.00	0.55
Energy Services	0.66	0.58
Total percentage	1.08%	0.57%

E&P loans outstanding totaled $379.7 million and comprised approximately 25.1% of outstanding energy loans as of September 30, 2019 compared to $367.0 million, or 28.5%, of outstanding energy loans as of December 31, 2018. E&P customers are primarily businesses that derive a majority of their revenues from the sale of oil and gas and whose credit needs require technical evaluation of oil and gas reserves. Emphasis for E&P is on high quality, independent producers with proven track records. Our E&P credit underwriting includes a combination of well-by-well analyses, frequent updates to our pricing decks and engaging energy engineers to actively monitor the portfolio and provide credit redeterminations, at a minimum, every six months. At least quarterly, and more frequently as needed during periods of higher commodity price volatility, we adjust the base and sensitivity price decks on which we value our clients’ oil and gas reserves. Generally, we seek to follow the shape of the NYMEX strips for oil and natural gas, but at a discount to the strip. In periods of higher commodity prices, our discount from the strip is higher whereas in lower price periods our discount is lower. The price decks utilized in our engineering analysis are ratified by our Senior Credit Risk Management Committee. Borrowing base redeterminations occur every spring and fall, with the spring redeterminations completed prior to the end of the second quarter and fall determinations completed prior to the end of the fourth quarter.

Midstream loans outstanding totaled $945.6 million and comprised approximately 62.6% of outstanding energy loans as of September 30, 2019 compared to $738.5 million, or approximately 57.4% of outstanding energy loans as of December 31, 2018. Midstream lending is generally to customers who handle the gathering, treating and processing, storage or transportation of oil and gas. These customers’ businesses are generally less price sensitive than other energy segments given the nature of their fee-based revenue streams. Underwriting guidelines for the Midstream portfolio generally require a first lien on all assets as collateral.

Energy Services loans outstanding totaled $185.6 million and comprised approximately 12.3% of outstanding energy as of September 30, 2019 compared to $180.3 million, or approximately 14.0% of outstanding energy loans, as of December 31, 2018. Energy Services lending targets oilfield service companies that provide equipment and services used in the exploration for and extraction of oil and natural gas. Customers consist of a wide variety of businesses, including production equipment manufacturers, chemical sales, water transfer, rig equipment and other early and late stage services companies.

Specialized lending. The following table includes our specialized lending portfolio as of the dates presented:

Table 16 –Specialized Lending Portfolio

	Originated and ANCI C&I Loans		Unfunded Commitments as of
(In thousands)	September 30, 2019	December 31, 2018	September 30, 2019
Specialized Industries
Restaurant industry	$1,047,783	$1,096,366	$237,742
Healthcare	485,899	539,839	159,321
Technology	409,615	459,502	58,951
Total specialized industries	$1,943,297	$2,095,707	$456,014

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

Restaurant industry loans outstanding totaled $1.0 billion and $1.1 billion at September 30, 2019 and December 31, 2018, respectively, and comprised 7.6% of total loans at September 30, 2019 compared to 10.9% at December 31, 2018. In the restaurant sector, we focus on major franchisees and the operating companies of “branded” restaurant concepts. Our restaurant group focuses on top tier operators in restaurant operating companies and franchisee restaurants in nationwide markets. We have an experienced management team with a proven track record with a focus on multi-unit operators with a diverse geographic footprint in order to promote the brand and gain operating efficiencies or strong regional brands with a meaningful market share.

Healthcare loans outstanding totaled $485.9 million at September 30, 2019 compared to $539.8 million at December 31, 2018. Our healthcare portfolio focuses on middle market healthcare providers generally with a diversified payer mix.

Technology loans outstanding totaled $409.6 million at September 30, 2019 compared to $459.5 million at December 31, 2018. Our technology portfolio focuses on the technology sub-segments of software and services, network and communications infrastructure, and internet and mobility applications.

Commercial Real Estate. Commercial real estate (“CRE”) loans increased by $1.6 billion or 118.0% since December 31, 2018. The increase resulted from our merger with State Bank. CRE loans represented 21.1% of the total loan portfolio as of September 30, 2019, compared to 13.2% of total loans as of December 31, 2018. Income Producing CRE includes non-owneroccupied loans secured by commercial real estate, regardless of the phase of the loan (construction versus completed). Commercial construction loans are primarily included in Income Producing CRE. Additionally, all real estate investment trust and income producing loans are included in the Income Producing CRE segment. Land, lots and homebuilder loans are included in the land and development segment. All owner occupied CRE loans reside in the various C&I segments in which the underlying risk exists.  Our CRE lending team is a group of experienced relationship managers focusing on construction and income producing property lending which generally have property or sponsors located in our geographic footprint. CRE loans are secured by a variety of property types, including multi-family dwellings, office buildings, industrial properties, retail and hotel/motel facilities. Additionally, due to the recent merger, the land and development portfolio increased due to the addition of a homebuilder portfolio.  This group is managed by our CRE team as well.

Consumer. Consumer loans increased by $428.5 million, or 18.7%, from December 31, 2018 to September 30, 2019 with a significant portion of the increase attributable to the merger with State Bank. Consumer loans represented 19.9% of total loans at September 30, 2019, compared to 22.8% of total loans at December 31, 2018. We originate residential real estate mortgages that are held for investment as well as held for sale in the secondary market.

Small Business. Small Business loans increased by $484.6 million, or 182.0% from December 31, 2018 to September 30, 2019. The majority of the increase is attributable to the merger with State Bank. Small business loans represented 5.5% of the total loan portfolio at September 30, 2019 and 2.6% at December 31, 2018. The small business category is defined as all commercial loans with a transactional exposure of $1.5 million or less and relationship exposure of $2.0 million or less. These loans are primarily centrally underwritten using defined underwriting standards that are applied consistently throughout the category.

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

Acquired Loans. Loans acquired in acquisitions are initially recorded at fair value with no carryover of the related allowance for credit losses. The fair value of the loans is determined using market participant assumptions in estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest. (see “Note 2 – Business Combinations” to the Unaudited Consolidated Financial Statements).

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

Nonperforming Assets. Our NPAs were $114.9 million as of September 30, 2019 compared to $82.4 million as of December 31, 2018. The increase in NPAs resulted from the increase in NPLs that occurred during the second and third quarters of 2019 as discussed below under the section “Nonperforming Loans”. The following table provides additional detail of our nonperforming loans and assets for the periods presented.

Table 17 –Nonperforming Assets

	As of September 30, 2019
(Recorded Investment in thousands)	Originated	ANCI	ACI	Total
Nonperforming loans ("NPLs"):
Commercial and industrial	$86,123	$6,520	$—	$92,643
Commercial real estate	—	1,215	5,640	6,855
Consumer	1,969	3,325	—	5,294
Small business	665	2,669	—	3,334
Total NPLs	88,757	13,729	5,640	108,126
Foreclosed OREO and other NPAs	5,195	—	1,536	6,731
Total nonperforming assets ("NPAs")	$93,952	$13,729	$7,176	$114,857
NPLs as a percentage of total loans	0.65%	0.10%	0.04%	0.79%
NPAs as a percentage of loans plus OREO/other NPAs	0.69%	0.10%	0.05%	0.84%
NPAs as a percentage of total assets	0.53%	0.08%	0.04%	0.64%
Total accruing loans 90 days or more past due	$70	$565	$23,852	$24,487

	As of December 31, 2018
(Recorded Investment in thousands)	Originated	ANCI	ACI	Total
Nonperforming loans ("NPLs"):
Commercial and industrial	$71,353	$—	$—	$71,353
Consumer	1,218	1,337	—	2,555
Small business	104	229	—	333
Total NPLs	72,675	1,566	—	74,241
Foreclosed OREO and other NPAs	5,801	23	2,361	8,185
Total nonperforming assets ("NPAs")	$78,476	$1,589	$2,361	$82,426
NPLs as a percentage of total loans	0.72%	0.45%	0.00%	0.74%
NPAs as a percentage of loans plus OREO/other NPAs	0.83%	0.46%	1.15%	0.82%
NPAs as a percentage of total assets	0.62%	0.01%	0.02%	0.65%
Total accruing loans 90 days or more past due	$366	$394	$5,480	$6,240

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

The related amount of interest income recognized for impaired loans was $102 thousand and $269 thousand for the three and nine months ended September 30, 2019 compared to $92 thousand and $265 thousand, respectively, for the same periods in 2018.

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured under the terms of the loan or, if applicable, under the terms of the restructured loan. For the three and nine month periods ended September 30, 2019, an immaterial amount of contractual interest paid was recognized on the cash basis, compared to $0.1 million and $1.7 million, respectively, for the same periods in 2018.

Our NPLs were $108.1 million, or 0.79% of our loan portfolio as of September 30, 2019 compared to $74.2 million or 0.74% of our loan portfolio as of December 31, 2018. The increase in NPLs for the nine months ended September 30, 2019 was primarily related to one E&P credit, two General C&I credits and three Restaurant credits. The increase in CRE NPLs is attributable to two credits, the largest of which is a legacy State Bank hospitality credit in the ACI portfolio. Approximately $33.1 million, or 31%, of our NPLs are SNCs at September 30, 2019.

The following table provides additional detail of our originated nonperforming loans and assets for the periods presented.

Table 18 – Originated Nonperforming Assets

	As of
(Recorded Investment in thousands)	September 30, 2019	December 31, 2018
Nonperforming loans ("NPLs"):
General C&I	$21,207	$24,103
Energy- E&P	10,559	14,485
- Midstream	5,493	6,227
Restaurant industry	44,855	22,042
Healthcare	4,009	4,496
Consumer	1,969	1,218
Small business	665	104
Total NPLs - originated portfolio	88,757	72,675
E&P - net profits interests	5,160	5,779
Foreclosed OREO	35	22
Total nonperforming assets ("NPAs") - originated portfolio	$93,952	$78,476
NPLs as a percentage of total loans	0.65%	0.72%

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

The balance of foreclosed OREO was $1.6 million as of September 30, 2019, compared to $2.4 million as of December 31, 2018, with approximately 98% related to foreclosures resulting from our ACI loan portfolio. As of September 30, 2019 and December 31, 2018, there had been no additions to OREO resulting from foreclosure or repossession from a shared national credit. In 2016, we received net profits interests (“NPIs”) in certain oil and gas reserves related to two energy credit bankruptcies that were charged-off in 2016. We recorded the NPIs at estimated fair value using a discounted cash flow analysis applied to the expected cash flows from the producing developed wells.  We sold one NPI during 2018. The balance of the remaining NPI is $5.2 million as of September 30, 2019 compared to $5.8 million as of December 31, 2018.

Past Due 90 Days and Accruing. We classify certain loans with principal or interest past due 90 days or more as accruing loans if those loans are well secured and in the process of collection or are specifically determined to be impaired as accruing loans.  The bulk of the accruing 90 days or more past due loans reside in the ACI portfolio. The majority of the ACI loans are included in pools and are considered to be accruing loans because their interest income relates to the accretable yield recognized and not to contractual interest payments. These loans are monitored on a monthly basis by both the lines of business and credit administration. As of September 30, 2019, there was one SNC that was 90 days or more past due and accruing, with a balance of $11.8 million.

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

All TDRs are reported as impaired. An impaired classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. Nonperforming loans and impaired loans have unique definitions. Some loans may be included in both categories, whereas other loans may only be included in one category. As of September 30, 2019 and 2018, there were SNCs totaling $14.8 million and $15.7 million, respectively, designated as TDRs. The following table summarizes TDR activity for the periods indicated:

Table 19 - Originated Loans and ANCI Loans that were modified into TDRs

	For the Three Months Ended September 30,
	2019		2018
(Dollars in thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial	3	$11,902	2	$15,726
Total	3	$11,902	2	$15,726

	For the Nine Months Ended September 30,
	2019		2018
(Dollars in thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial	7	$26,472	2	$15,726
Small Business Lending	—	—	2	134
Total	7	$26,472	4	$15,860

During the three and nine months ended September 30, 2019, approximately $27.7 million and $45.5 million in charge-offs were taken related to commercial and industrial loans classified as TDRs. Of these, $1.5 million was related to a SNC credit during the second quarter of 2019 as well as a $5.3 million energy SNC and $4.4 million restaurant SNC during the third quarter.

ACI Loans that were modified into TDRs. There was one ACI loan modified in a TDR for the nine months ended September 30, 2019 with a recorded investment of $1.5 million. There were no ACI loans modified in a TDR for the three and nine months ended September 30, 2018. There were no ACI TDRs experiencing payment default during the three and nine months ended September 30, 2018.

Potential Problem Loans. Potential problem loans represent loans that are currently performing, but for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. These loans are not included in the amounts of nonaccrual or restructured loans presented above. We cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, become restructured, or require increased allowance coverage and provision for credit losses. We have identified five borrowers with credits totaling $25.1 million as potential problem loans at September 30, 2019, compared to three borrowers with credits totaling $7.4 million at June 30, 2019. The loans are primarily in the General C&I and Energy portfolios.

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

Total ACL for the period ending September 30, 2019 was $127.8 million, or 0.94% of total loans (net of unearned discounts and fees) of $13.6 billion. This compares with $94.4 million, or 0.94% of total loans of $10.1 billion at December 31, 2018. The following tables present the allocation of the allowance for credit losses and the percentage of these loans to total loans. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb any losses in any category.

Table 20 –Allocation of the ACL

	Allowance for Credit Losses		Percent of ACL to Each Category of Loans		Percent of Loans in Each Category to Total Loans
(In thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Originated Loans
Commercial and industrial	$88,392	$65,965	1.40%	1.08%	45.90%	60.65%
Commercial real estate	12,468	8,758	0.83	0.70	11.01	12.51
Consumer	8,383	6,937	0.39	0.37	15.67	18.81
Small business	5,198	3,742	1.58	1.45	2.39	2.56
Total originated loans	114,441	85,402	1.11	0.90	74.98	94.54
ANCI Loans
Commercial and industrial	744	293	0.07	0.61	7.33	0.48
Commercial real estate	71	53	0.01	0.68	9.47	0.08
Consumer	667	541	0.14	0.19	3.40	2.81
Small business	168	165	0.04	1.89	2.97	0.09
Total ANCI	1,650	1,052	0.05	0.30	23.17	3.45
ACI Loans
Commercial and industrial	521	58	1.31	0.35	0.29	0.17
Commercial real estate	4,967	1,641	5.45	2.51	0.66	0.65
Consumer	6,194	6,225	5.74	5.14	0.79	1.20
Total ACI	11,682	7,924	4.60	3.90	1.85	2.02
Total Loans
Commercial and industrial	89,657	66,316	1.22	1.08	53.52	61.29
Commercial real estate	17,506	10,452	0.60	0.79	21.15	13.24
Consumer	15,244	13,703	0.56	0.60	19.85	22.82
Small business	5,366	3,907	0.71	1.47	5.47	2.65
Total allowance for credit losses	$127,773	$94,378	0.94%	0.94%	100.00%	100.00%

Originated ACL. The ACL on our originated loan portfolio totaled $114.4 million, or 1.11% on loans of $10.3 billion as of September 30, 2019 compared to $85.4 million, or 0.90% on loans of $9.5 billion as of December 31, 2018. The primary driver of the originated ACL is the net new loan growth as well as the underlying credit quality of the loans. Our originated and ANCI loan portfolios are divided into commercial and consumer segments for allowance estimation purposes. The commercial allowance estimate is driven by loan level risk ratings. The consumer allowance estimate uses pool level historical loss rates assigned based on certain credit attributes.

As of September 30, 2019, $88.4 million, or 77.2% of our originated ACL is attributable to our C&I loan segment compared to $66.0 million, or 77.2%, as December 31, 2018. The originated ACL as a percentage of the C&I portfolio has increased to 1.40%, with an increase of $22.4 million as of September 30, 2019 since December 31, 2018. This increase in the level of ACL on the C&I portfolio as of September 30, 2019 from December 31, 2018 includes additional provision of approximately $54.4 million on specific credits within the Energy, Restaurant and General C&I segments, offset by charge-offs of approximately $47.3 million, as well as overall loan growth and credit migration. (see “—Provision for Credit Losses”).

The level of criticized and classified loans in the Originated C&I portfolios are presented in the following tables.

Table 21 –Originated Criticized and Classified C&I Loans

	As of September 30, 2019
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized
General C&I	$66,000	$140,777	$2,689	$209,466
Energy Sector	59,504	34,645	4,988	99,137
Restaurant industry	58,009	46,142	6,676	110,827
Healthcare	29,154	4,009	—	33,163
Total	$212,667	$225,573	$14,353	$452,593

	As of December 31, 2018
(Recorded Investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized
General C&I	$74,592	$76,056	$—	$150,648
Energy Sector	11,812	6,227	14,486	32,525
Restaurant industry	24,449	26,171	—	50,620
Healthcare	—	4,496	—	4,496
Total	$110,853	$112,950	$14,486	$238,289

The increase in the General C&I criticized and classified assets does not represent any specific industry within General C&I. The Energy criticized and classified assets are approximately 50% originated in 2014 or prior, with three E&P credits totaling $29 million. Restaurant criticized assets of $111 million include approximately 85% in the Quick Service (QSR) sector.

As of September 30, 2019, $12.5 million, or 10.9% of our originated ACL is attributable to the CRE loan segment compared to $8.8 million, or 10.3%, as of December 31, 2018. The ACL as a percentage of the CRE portfolio has increased to 0.83% as of September 30, 2019 from 0.70% as of December 31, 2018. This increase is due to growth in the portfolio as well as a slight increase in criticized credits.

In addition to quantitative elements, certain qualitative and environmental factors are also considered at management’s discretion, which are generally based on a combination of internal and external elements and trends. At September 30, 2019, these factors totaled $18.2 million and accounted for approximately 15.9% of the originated ACL compared to $14.0 million, or 13.3% at June 30, 2019 and $19.7 million, or 23.1%, as of December 31, 2018. The factors related to higher criticized loan levels and certain macroeconomic trends accounted for the highest portion of the increase in the third quarter. At September 30, 2019, the qualitative factors were allocated to various segments of the portfolio as follows: approximately $1.7 million to CRE, $12.7 million to C&I and $3.8 million to Consumer.

As of September 30, 2019 and December 31, 2018, $32.7 million or 28.6% and $21.1 million or 24.7%, respectively, of the total originated ACL, was attributable to SNCs. The ACL is estimated based on the underlying credit quality of the loan, primarily based on its probability of default and loss given default. This methodology is consistent whether or not a loan is a SNC.

The following table includes the charge-off and recoveries on our originated portfolio for the periods presented:

Table 22 – Originated Charge-offs and Recoveries

	Originated Charge-offs and Recoveries
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Charge-offs:
Commercial and industrial	$29,543	$3,177	$47,777	$6,642
Commercial real estate	—	2	64	2
Consumer	502	86	1,117	463
Small business	262	—	481	482
Total charge-offs	30,307	3,265	49,439	7,589
Recoveries:
Commercial and industrial	59	29	517	1,340
Commercial real estate	—	5	—	15
Consumer	14	32	32	106
Small business	8	—	33	63
Total recoveries	81	66	582	1,524
Net charge-offs	$30,226	$3,199	$48,857	$6,065

ANCI ACL. The ACL on our ANCI loans totaled $1.7 million on $3.1 billion in loans at September 30, 2019, or 0.05%, compared to $1.1 million on $349.3 million in loans, or 0.30%, at December 31, 2018. ANCI loans were recorded at fair value at the date of each acquisition and are pooled for ACL assessment based on risk segment. The State Bank merger added approximately $3.2 billion in loan balances to the ANCI portfolio (see Table 14).  Any net shortage of credit mark indicates the need for an allowance on that segment of loans with certain loans individually reviewed for specific impairment.

ACI ACL. The ACL on our ACI loans totaled $11.7 million on $254.2 million in loans, or 4.60%, at September 30, 2019 compared to $7.9 million on $203.2 million in loans, or 3.90% at December 31, 2018. At the time of our acquisitions, we estimated the fair value of the total ACI loan portfolio by segregating the portfolio into loan pools with similar characteristics and certain specifically-reviewed non-homogeneous loan. Our recent merger with State Bank added approximately $78 million in ACI loans to our portfolio (see “Note 2 – Business Combinations” to the Unaudited Consolidated Financial Statements).

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

The largest component of our ACI ACL is attributable to our consumer category, primarily first and second-lien residential loans, that represents 53.0% of the ACI ACL at September 30, 2019 compared to 78.6% of the ACI ACL at December 31, 2018. This component of the ACL has remained relatively stable at $6.2 million compared to December 31, 2018.

The commercial real estate component comprises 42.5% of the ACI ACL at September 30, 2019 and has increased $3.3 million to $5.0 million since December 31, 2018 and the C&I component increased approximately $0.5 million. The increase in the commercial real estate ACI ACL is primarily due to a specific impairment on a legacy State Bank hospitality credit.

The following table summarizes certain information with respect to our ACL on the total loan portfolio and the composition of charge-offs and recoveries for the periods indicated. Subsequent tables present this information separately for the originated, ANCI and ACI portfolios:

Table 23 – Allowance for Credit Losses Loans Roll-forward

	Total Loans
	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
(In thousands)	2019	2018	2019	2018	2018
Allowance for credit losses at beginning of period	$115,345	$90,620	$94,378	$87,576	$87,576
Charge-offs	(31,650)	(3,265)	(51,569)	(7,727)	(8,045)
Recoveries	314	161	1,063	2,024	2,147
Provision for credit losses	43,764	(1,365)	83,901	4,278	12,700
Allowance for credit losses at end of period	$127,773	$86,151	$127,773	$86,151	$94,378

Loans at end of period, net of unearned income	$13,637,042	$9,443,819	$13,637,042	$9,443,819	$10,053,923
Average loans, net of unearned income	13,719,286	9,265,754	13,812,893	8,855,882	9,116,602
Ratio of ending allowance to ending loans	0.94%	0.91%	0.94%	0.91%	0.94%
Ratio of net charge-offs to average loans (1)	0.91	0.13	0.49	0.09	0.06
Net charge-offs as a percentage of:
Provision for credit losses	71.60	(227.40)	60.20	133.31	46.44
Allowance for credit losses (1)	97.30	14.29	52.85	8.85	6.25
Allowance for credit losses as a percentage of nonperforming loans	118.17	182.52	118.17	182.52	127.12

(1)	Annualized for the three and nine months ended September 30, 2019 and 2018.

	Originated Loans
	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
(In thousands)	2019	2018	2019	2018	2018
Allowance for credit losses at beginning of period	$105,368	$81,518	$85,402	$77,656	$77,656
Charge-offs	(30,307)	(3,265)	(49,439)	(7,589)	(7,894)
Recoveries	81	66	582	1,524	1,581
Provision for credit losses	39,299	(1,181)	77,896	5,547	14,059
Allowance for credit losses at end of period	$114,441	$77,138	114,441	$77,138	$85,402

Loans at end of period, net of unearned income	$10,256,599	$8,918,172	$10,256,599	$8,918,172	$9,503,685
Ratio of ending allowance to ending loans	1.12%	0.86%	1.12%	0.86%	0.90%
Net charge-offs as a percentage of:
Provision for credit losses	76.91	(270.87)	62.72	109.34	44.90
Allowance for credit losses (1)	104.79	16.45	57.08	10.51	7.39
Allowance for credit losses as a percentage of nonperforming loans	128.94	168.27	128.94	168.27	117.51

(1)	Annualized for the three and nine months ended September 30, 2019 and 2018.

	ANCI Loans
	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
(In thousands)	2019	2018	2019	2018	2018
Allowance for credit losses at beginning of period	$1,092	$1,110	$1,052	$1,396	$1,396
Charge-offs	(1,261)	—	(1,678)	(138)	(151)
Recoveries	232	32	480	340	394
Provision for credit losses	1,587	(325)	1,796	(781)	(587)
Allowance for credit losses at end of period	$1,650	$817	$1,650	$817	$1,052

Loans at end of period, net of unearned income	$3,126,272	$300,298	$3,126,272	$300,298	$346,963
Ratio of ending allowance to ending loans	0.05%	0.27%	0.05%	0.27%	0.30%
Net charge-offs (recoveries) as a percentage of:
Provision for credit losses	64.84	9.85	66.70	25.86	41.40
Allowance for credit losses (1)	247.42	(15.54)	97.07	(33.06)	(23.10)
Allowance for credit losses as a percentage of nonperforming loans	12.02	60.74	12.02	60.74	67.18

(1)	Annualized for the three and nine months ended September 30, 2019 and 2018.

	ACI Loans
	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
(In thousands)	2019	2018	2019	2018	2018
Allowance for credit losses at beginning of period	$8,885	$7,992	$7,924	$8,524	$8,524
Charge-offs	(81)	—	(451)	—	—
Recoveries	—	63	—	160	172
Provision for credit losses	2,878	141	4,209	(488)	(772)
Allowance for credit losses at end of period	$11,682	$8,196	$11,682	$8,196	$7,924

Loans at end of period, net of unearned income	$254,171	$225,349	$254,171	$225,349	$203,275
Ratio of ending allowance to ending loans	4.60%	3.64%	4.60%	3.64%	3.90%
Net charge-offs (recoveries) as a percentage of:
Provision for credit losses	2.81	(44.68)	10.72	32.79	22.28
Allowance for credit losses (1)	2.75	(3.05)	5.16	(2.61)	(2.17)
Allowance for credit losses as a percentage of nonperforming loans	207.13	NM	207.13	NM	NM

(1)	Annualized for the three and nine months ended September 30, 2019 and 2018.

NM – Not Meaningful

Deposits. Deposits at September 30, 2019 totaled $14.8 billion as compared to $10.7 billion at December 31, 2018. The increase in deposits is primarily due to the merger with State Bank. However, core deposits have increased since December 31, 2018 as brokered deposits have declined 50.6% to 3.5% of total deposits from 9.7%. Our strategy is to fund asset growth primarily with customer deposits in order to maintain a stable liquidity profile and a more competitive cost of funds. We categorize deposits as brokered and non-brokered consistent with the banking industry. The following table illustrates the growth in our deposits during the periods indicated:

Table 24 –Deposits

			Percent to Total		Percentage Change
(In thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	2019 vs 2018
Noninterest-bearing demand	$3,602,861	$2,454,016	24.4%	22.9%	46.8%
Interest-bearing demand	8,168,085	5,727,026	55.2	53.4	42.6
Savings	248,336	170,910	1.7	1.6	45.3
Time deposits less than $100,000	1,074,107	1,119,270	7.2	10.5	(4.0)
Time deposits greater than $100,000	1,696,323	1,237,467	11.5	11.6	37.1
Total deposits	$14,789,712	$10,708,689	100.0%	100.0%	38.1%

Total brokered deposits	$512,272	$1,037,474	3.5%	9.7%	(50.6)%

Domestic time deposits $250,000 and over were $678.3 million and $491.3 million at September 30, 2019 and December 31, 2018, respectively, which represented 4.6% of total deposits at September 30, 2019 and at December 31, 2018.

The following tables set forth our average deposits and the average rates expensed for the periods indicated:

Table 25 –Average Deposits/Rates

	Three Months Ended September 30,
	2019		2018
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
(In thousands)	Outstanding	Paid	Outstanding	Paid
Noninterest-bearing demand	$3,456,807	—%	$2,153,097	—%
Interest-bearing deposits:
Interest-bearing demand	7,991,804	1.54	5,175,915	1.31
Savings	250,003	0.43	181,449	0.33
Time deposits	2,840,806	2.39	1,978,807	2.07
Total interest-bearing deposits	11,082,613	1.73	7,336,171	1.49
Total average deposits	$14,539,420	1.32%	$9,489,268	1.15%

	Nine Months Ended September 30,
	2019		2018
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
(In thousands)	Outstanding	Paid	Outstanding	Paid
Noninterest-bearing demand	$3,357,978	—%	$2,113,406	—%
Interest-bearing deposits:
Interest-bearing demand	7,911,721	1.53	4,895,838	1.03
Savings	249,979	0.40	183,566	0.29
Time deposits	3,068,274	2.38	2,021,276	1.87
Total interest-bearing deposits	11,229,974	1.74	7,100,680	1.25
Total average deposits	$14,587,952	1.34%	$9,214,086	0.96%

Borrowings

The following is a summary of our borrowings for the periods indicated:

Table 26 –Borrowings

(In thousands)	September 30, 2019	December 31, 2018
Securities sold under repurchase agreements	$-	$1,106
Advances from FHLB	100,000	150,000
Senior debt	49,922	184,801
Subordinated debt	182,594	98,910
Junior subordinated debentures	37,322	36,953
Notes payable	2,054	—
Total borrowings	$371,892	$471,770
Average total borrowings - YTD	$458,418	$565,658

On March 29, 2019, we entered into a credit agreement for a revolving loan facility in the amount of $100 million. The proceeds of the revolving loan shall be used to finance general corporate purposes. There were no amounts outstanding under this line of credit at September 30, 2019 which was repaid in early July 2019. Although the Credit Facility is unsecured, we agreed not to sell, pledge or transfer any part of our right, title or interest in our subsidiary bank while the Credit Agreement is in place.

In June 2019, the Company completed a registered public offering of $85 million aggregate principal amount of 4.75% fixed to floating rate subordinated notes due 2029, whereby the net proceeds of the offering were used to redeem its 4.875% senior notes due June 28, 2019. The $85 million subordinated debt transaction was structured with a 10-year maturity, a 5 year call option, and a fixed-to-floating interest rate.

Shareholders’ Equity

As of September 30, 2019 and December 31, 2018, our ratio of shareholders’ equity to total assets was 13.9% and 11.3%, respectively, and we had tangible common equity ratios of 10.9% and 9.1%, respectively. Shareholders’ equity was $2.5 billion at September 30, 2019, an increase of $1.0 billion from December 31, 2018. The increase in the first nine months of 2019 resulted from common stock issued of $826.1 million in the State Bank merger (net of issuance costs), net income of $150.5 million and an increase of $193.3 million in other comprehensive income which resulted from increased fair values of derivatives and of securities. These items were partially offset by dividends of $67.7 million and the repurchase of 3.7 million common shares totaling $69.2 million as part of the share repurchase program.

Regulatory Capital

We are subject to regulatory capital requirements that require us to maintain certain minimum common equity Tier 1 capital, Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. At September 30, 2019, our capital ratios exceeded these requirements. Our actual regulatory capital amounts and ratios at September 30, 2019 are presented in the following table:

Table 27 – Regulatory Capital Amounts/Ratios

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
September 30, 2019
Tier 1 leverage	$1,757,141	10.3%	$1,916,911	11.3%
Common equity tier 1 capital	1,757,141	11.0	1,866,911	11.7
Tier 1 risk-based capital	1,757,141	11.0	1,916,911	12.0
Total risk-based capital	2,101,301	13.1	2,070,637	13.0
Minimum requirement:
Tier 1 leverage	681,141	4.0	680,041	4.0
Common equity tier 1 capital	719,521	4.5	719,231	4.5
Tier 1 risk-based capital	959,362	6.0	958,975	6.0
Total risk-based capital	1,279,149	8.0	1,278,633	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	850,053	5.0
Common equity tier 1 capital	N/A	N/A	1,038,890	6.5
Tier 1 risk-based capital	959,362	6.0	1,278,633	8.0
Total risk-based capital	1,598,937	10.0	1,598,292	10.0

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

As of September 30, 2019, all of the Company’s liquidity measures were within our established guidelines.

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

Maturities of Time Deposits

The aggregate amount of time deposits in denominations of $100,000 or more as of September 30, 2019 and December 31, 2018, was $1.7 billion and $1.2 billion, respectively.

At September 30, 2019, the weighted average maturity of time deposits greater than $100,000 was 7.5 months and scheduled maturities of time deposits greater than $100,000 were as follows:

Table 28 – Time Deposit Maturity Schedule

	September 30, 2019
(In thousands)	Amount	Average Interest Rate
Under 3 months	$342,377	2.38%
3 to 6 months	338,922	2.31
6 to 12 months	761,899	2.30
12 to 24 months	217,625	2.06
24 to 36 months	29,291	2.23
36 to 48 months	3,492	1.73
Over 48 months	2,717	1.55
Total	$1,696,323	2.32%

Cash Flow Analysis

Cash and cash equivalents

At September 30, 2019, we had $1.1 billion in cash and cash equivalents on hand, an increase of $281.8 million or 36.2% from our cash and cash equivalents of $779.3 million at December 31, 2018. At September 30, 2019 our cash and cash equivalents comprised 5.9% of total assets compared to 6.1% at December 31, 2018. We monitor our liquidity position and increase or decrease our short-term liquid assets as necessary.

2019 vs. 2018

As shown in the Condensed Consolidated Statements of Cash Flows, operating activities provided $218.3 million in the nine months ended September 30, 2019 compared to net cash provided of $149.7 million in the nine months ended September 30, 2018. The increase in operating funds during the nine months ended September 30, 2019 was due to net income and $112.8 million in net proceeds from the sale of held for sale loans, noncash expenses, such as provision for loan losses, partially offset by the purchased option price of $127.8 million of a $4.0 billion notional interest rate collar.

Investing activities during the nine months ended September 30, 2019 provided $345.5 million of net funds, primarily due to net cash received in the acquisitions, sales and other cash flows from available-for-sale securities offset by net loan funding of $259.7 million. This compares to investing activities during the nine months ended September 30, 2018 using $1.2 billion of net funds, primarily due to net loan funding.

Financing activities during the nine months ended September 30, 2019 used net funds of $282.0 million, due to the repurchase of $69.2 million in our common stock, dividends of $67.7 million, and a net decrease of $101.5 million in borrowings, which included the pay-off of $134.9 million in senior debt and issuance of $83.5 million in subordinated debt. This compares to financing activities during the nine months ended September 30, 2018 that provided $704.4 million in funds primarily from an increase in deposits and FHLB advances.

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

The following table is a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Table 29 – Non-GAAP Financial Measures

	As of and for the Three Months Ended		As of and for the Nine Months Ended		As of and for the Year Ended
(In thousands, except share and per share data)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018	December 31, 2018
Efficiency ratio
Noninterest expenses (numerator)	$94,283	$61,231	$308,252	$185,605	$258,301
Net interest income	$160,187	$98,100	$490,264	$284,595	$387,741
Noninterest income	34,642	23,976	97,027	73,631	94,638
Operating revenue (denominator)	$194,829	$122,076	$587,291	$358,226	$482,379
Efficiency ratio	48.39%	50.16%	52.49%	51.81%	53.55%
Adjusted efficiency ratio
Noninterest expenses	$94,283	$61,231	$308,252	$185,605	$258,301
Less: Merger related expenses	1,010	178	27,572	934	2,983
Less: Secondary offerings expenses	—	2,022	—	4,552	4,552
Plus: Specially designated bonuses	—	—	—	—	9,795
Less: Other non-routine expenses(1)	—	—	—	3,423	3,423
Adjusted noninterest expenses (numerator)	$93,273	$59,031	$280,681	$176,696	$237,548
Net interest income	$160,187	$98,100	$490,264	$284,595	$387,741
Noninterest income	34,642	23,976	97,027	73,631	94,638
Plus: revaluation of receivable from sale of insurance assets	—	—	2,000	—	—
Less: gain on sale of insurance assets	—	—	—	4,871	4,871
Less: gain on sale of acquired commercial loans	—	—	1,514	—	—
Less: securities gains (losses), net	775	2	1,701	(1,799)	(1,853)
Adjusted noninterest income	33,867	23,974	93,812	70,559	91,620
Adjusted operating revenue (denominator)	$194,054	$122,074	$584,076	$355,154	$479,361
Adjusted efficiency ratio	48.07%	48.36%	48.06%	49.75%	49.56%
Tangible common equity ratio
Shareholders’ equity	$2,475,944	$1,414,826	$2,475,944	$1,414,826	$1,438,274
Less: goodwill and other intangible assets, net	(597,488)	(314,998)	(597,488)	(314,998)	(314,400)
Tangible common shareholders’ equity	1,878,456	1,099,828	1,878,456	1,099,828	1,123,874
Total assets	17,855,946	11,759,837	17,855,946	11,759,837	12,730,285
Less: goodwill and other intangible assets, net	(597,488)	(314,998)	(597,488)	(314,998)	(314,400)
Tangible assets	$17,258,458	$11,444,839	$17,258,458	$11,444,839	$12,415,885
Tangible common equity ratio	10.88%	9.61%	10.88%	9.61%	9.05%
Tangible book value per share
Shareholders’ equity	$2,475,944	$1,414,826	$2,475,944	$1,414,826	$1,438,274
Less: goodwill and other intangible assets, net	(597,488)	(314,998)	(597,488)	(314,998)	(314,400)
Tangible common shareholders’ equity	$1,878,456	$1,099,828	$1,878,456	$1,099,828	$1,123,874
Common shares outstanding	128,173,765	83,625,000	128,173,765	83,625,000	82,497,909
Tangible book value per share	$14.66	$13.15	$14.66	$13.15	$13.62
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

	As of and for the Three Months Ended		As of and for the Nine Months Ended		As of and for the Year Ended
(In thousands, except share and per share data)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018	December 31, 2018
Return on average tangible common equity (2)
Average common equity	$2,447,189	$1,395,061	$2,340,985	$1,365,618	$1,377,471
Less: average intangible assets	(598,602)	(315,382)	(599,593)	(322,076)	(320,232)
Average tangible common shareholders’ equity	$1,848,587	$1,079,679	$1,741,392	$1,043,542	$1,057,239
Net income	$43,986	$47,136	$150,533	$133,935	$166,261
Plus: intangible asset amortization	4,620	498	13,792	1,654	2,112
Tangible net income	$48,606	$47,634	$164,325	$135,589	$168,373
Return on average tangible common equity(1)	10.43%	17.50%	12.62%	17.37%	15.73%
Adjusted return on average tangible common equity (2)
Average tangible common shareholders’ equity	$1,848,587	$1,079,679	$1,741,392	$1,043,542	$1,057,239
Tangible net income	$48,606	$47,634	$164,325	$135,589	$168,373
Non-routine items:
Plus: merger related expenses	1,010	178	27,572	934	2,983
Plus: secondary offerings expenses	—	2,022	—	4,552	4,552
Plus: specially designated bonuses	—	—	—	—	9,795
Plus: other non-routine expenses(1)	—	—	—	3,423	3,423
Plus: revaluation of receivable from sale of insurance assets	—	—	2,000	—	—
Less: gain on sale of insurance assets	—	—	—	4,871	4,871
Less: gain on sale of acquired commercial loans	—	—	1,514	—
Less: securities gains (losses), net	775	2	1,701	(1,799)	(1,853)
Tax expense:
Less: benefit of legacy loan bad debt deduction for tax	—	—	—	5,991	5,991
Less: income tax effect of tax deductible non-routine items	55	34	5,613	218	3,157
Total non-routine items, after tax	180	2,164	20,744	(372)	8,587
Adjusted tangible net income available to common shareholders	$48,786	$49,798	$185,069	$135,217	$176,960
Adjusted return on average tangible common equity(1)	10.47%	18.30%	14.21%	17.32%	16.74%
Adjusted return on average assets (2)
Average assets	$17,621,163	$11,585,969	17,637,142	11,244,657	$11,498,013
Net income	$43,986	$47,136	$150,533	$133,935	$166,261
Return on average assets	0.99%	1.61%	1.14%	1.59%	1.45%
Net income	$43,986	$47,136	$150,533	$133,935	$166,261
Total non-routine items, after tax	180	2,164	20,744	(372)	8,587
Adjusted net income	$44,166	$49,300	$171,277	$133,563	$174,848
Adjusted return on average assets(1)	0.99%	1.69%	1.30%	1.59%	1.52%
Adjusted diluted earnings per share
Diluted weighted average common shares outstanding	128,515,274	84,660,256	129,359,287	84,709,240	84,375,289
Net income allocated to common stock	$43,849	$47,080	$150,008	$133,773	$166,064
Total non-routine items, after tax	180	2,164	20,744	(372)	8,587
Adjusted net income allocated to common stock	$44,029	$49,244	$170,752	$133,401	$174,651
Adjusted diluted earnings per share	$0.34	$0.58	$1.32	$1.57	$2.07
Adjusted pre-tax, pre-provision net earnings
Income before taxes	$56,782	$62,210	$195,138	$168,343	$211,378
Plus: Provision for credit losses	43,764	(1,365)	83,901	4,278	12,700
Plus: Total non-routine items before taxes	235	2,198	26,357	5,837	17,735
Adjusted pre-tax, pre-provision net earnings	$100,781	$63,043	$305,396	$178,458	$241,813
(1)

For the year ended December 31, 2018, $3.4 million of other non-routine expenses included $1.1 million of expenses related to the sale of the assets of our insurance company and $2.3 million of legal costs associated with litigation related to a pre-acquisition matter of a legacy acquired bank that has been resolved.

(2)	Annualized for the three and nine months ended September 30, 2019 ad 2018.

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

Interest Rate Exposures

Based upon the current interest rate curves as of September 30, 2019, our NII simulation model projects our sensitivity over the next 12 months to an instantaneous increase or decrease in interest rates was as follows:

Table 30- Interest Rate Sensitivity

	Increase (Decrease)
(in millions)	Net Interest Income		Economic Value of Equity
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent	Amount	Percent
+ 200 BP	$3.1	0.46%	$216.4	6.73%
+ 100 BP	(6.7)	(1.00)	133.0	4.13
- 100 BP	7.6	1.13	(243.8)	(7.58)
- 200 BP	(1.5)	(0.22)	(622.6)	(19.36)

Based upon the current interest rate curves as of September 30, 2019, the following table reflects our sensitivity over the next 12 months to a gradual increase or decrease in interest rates over a twelve-month period:

	Increase (Decrease)
(in millions)	Net Interest Income
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent
+ 200 BP	$0.1	0.13%
+ 100 BP	(4.1)	(0.61)
- 200 BP	(3.7)	(0.55)
- 100 BP	4.8	0.72

Both the NII and EVE simulations include 12-month assumptions regarding balances, asset prepayment speeds, deposit repricing and runoff and interest rate relationships among balances that management believes to be reasonable for the various interest rate environments. Differences in actual occurrences from these assumptions, as well as non-parallel changes in the yield curve, may change our market risk exposure.

LIBOR Transition

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

In February 2019, the Company entered into a $4.0 billion notional interest rate collar with a five-year term. The interest rate collar has a purchased cap strike of 4.70%, a sold cap strike of 3.50%, a sold floor strike of 0.00%, and a purchased floor strike of 3.00%. The purchased option price was $127.8 million when executed and the current estimated fair value at September 30, 2019 is $276.2 million.

The purchase option price will amortize as contra interest income over the five-year term. The purchase option proceeds will change with LIBOR and we may collect more or less than the original price which will result in interest income or contra interest income, respectively.

In June 2015 and March 2016, the Company entered into interest rate swap agreements to manage overall cash flow changes related to IRR exposure on the 1-Month LIBOR rate indexed loans. The following is a detail of our interest rate swaps designated as cash flow hedges as of  September 30, 2019:

Table 31 –Summary of Cash Flow Hedges

Effective Date	Maturity Date	Notional Amount (In Thousands)	Fixed Rate	Variable Rate
June 30, 2015	December 31, 2019	$300,000	1.51%	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.60	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.59	1 Month LIBOR

The following summarizes all derivative positions as of September 30, 2019:

Table 32 –Derivative Positions

	September 30, 2019			December 31, 2018
		Fair Value			Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$650,000	$4,452	$—	$650,000	$—	$23,968
Commercial loan interest rate collars	4,000,000	276,159	—	—	—	—
Total derivatives designated as hedging instruments	4,650,000	280,611	—	650,000	—	23,968
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	1,101,572	10,946	1,102	1,155,942	4,439	1,777
Commercial loan interest rate caps	149,793	43	43	88,430	239	239
Commercial loan interest rate floors	667,204	10,460	10,460	652,822	5,587	5,587
Commercial loan interest rate collars	77,777	329	329	80,000	96	96
Mortgage loan held for sale interest rate lock commitments	10,285	122	—	5,286	72	—
Mortgage loan forward sale commitments	7,120	78	—	1,959	5	—
Mortgage loan held for sale floating commitments	1,301	—	—	14,690	—	—
Foreign exchange contracts	62,932	62	81	46,971	698	683
Total derivatives not designated as hedging instruments	2,077,984	22,040	12,015	2,046,100	11,136	8,382
Total derivatives	$6,727,984	$302,651	$12,015	$2,696,100	$11,136	$32,350

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

(b)	Internal Control Over Financial Reporting

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Any control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are achieved. The design of a control system inherently has limitations, including the controls’ cost relative to their benefits. Additionally, controls can be circumvented. No cost-effective control system can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS.

The following table presents information related to issuer purchases of equity securities during the third quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Be Purchased Under Publicly Announced Plans or Programs
July 1-31, 2019	59,349	$16.83	59,349	$49,162,246
August 1-31, 2019	556,863	$15.39	556,863	$40,592,674
September 1-30, 2019	50,693	$15.33	50,693	$39,815,484

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	Inline Interactive Financial Data

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cadence Bancorporation (Registrant)

Date: November 12, 2019	/s/ Paul B. Murphy
Paul B. Murphy
Chairman and Chief Executive Officer

Date: November 12, 2019	/s/ Valerie C. Toalson
Valerie C. Toalson
Executive Vice President and Chief Financial Officer