Form 10-K
period 2019-12-31
Cadence Bancorporation
filed 2020-02-28
CIK 1614184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-38058

Cadence Bancorporation

(Exact name of registrant as specified in its charter)

Delaware	47-1329858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 Post Oak Boulevard, Suite 3800, Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 871-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock	CADE	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

As of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting shares of common stock held by non-affiliates of the Registrant was approximately $2.6 billion. This figure is based on the closing sale price of $20.80 per share of the Registrant’s Class A common stock, par value $0.01 per share (the “Class A common stock”) on June 28, 2019. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the Registrant and all shareholders beneficially owning more than 10% of the Registrant’s common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $0.01 Par Value	125,817,545
Class	Outstanding as of February 27, 2020

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement relating to the 2020 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2019, are incorporated by reference into Part II, Item 5 and Part III, Items 10-14 of this Annual Report on Form 10-K.

CADENCE BANCORPORATION AND SUBSIDIARIES

2019 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

Company Overview

Cadence Bancorporation is a financial holding company and a Delaware corporation headquartered in Houston, Texas, and is the parent company of Cadence Bank, National Association (“Cadence Bank”). Formed in 2009 by banking industry veterans, we secured $1.0 billion of capital commitments in 2010 and built our franchise on the foundation established from three successful acquisitions: Cadence Bank, in March 2011, the franchise of Superior Bank in April 2011, and Encore Bank, N.A. in July 2012. On January 1, 2019, we completed our merger with State Bank Financial Corporation (“State Bank”), the holding company for State Bank and Trust Company. Today, we are a middle-market focused commercial relationship bank providing a broad range of banking and wealth management services to businesses, high net worth individuals, business owners and retail customers through a network of 98 branches in Alabama, Florida, Georgia, Texas, Mississippi, and Tennessee. We completed our initial public offering and listing on the NYSE in April 2017 with the ticker “CADE.”

As of December 31, 2019, we had $17.8 billion of assets, $13.0 billion of gross loans, $14.8 billion in deposits and $2.5 billion in shareholders’ equity. We generated $202.0 million and $166.3 million of net income for the years ended December 31, 2019 and 2018, respectively.

Our Strategy

Our strategy is to build a premier commercial bank primarily through organically growing our client base, using mergers and acquisitions as an opportunistic complement to our strategy. We focus on middle-market commercial lending (generally characterized as lending to businesses with annual revenues of $10 million to $500 million) and provide a broad range of banking services to businesses, high net worth individuals, business owners and retail customers. Through our experienced and motivated team of commercial relationship managers and our integrated, client-centric approach to banking, we have successfully grown our businesses. Our management team and experienced relationship managers have long-standing client relationships and operating experience in the markets we serve, and we believe these attributes will continue to position us to build market share. Further, we believe our franchise is positioned for continued growth as a result of (i) our attractive geographic footprint, (ii) our focus and ability to provide differentiated, personalized service to a wide variety of industries and clients, (iii) our stable and customer-driven deposit funding base, (iv) our veteran board of directors, management team and relationship managers, (v) our ability to realize economies of scale, (vi) our capital position and (vii) our credit and risk management processes.

Leverage our Relationships and Service Capabilities to Drive Organic Growth

We have previously demonstrated meaningful loan growth in our markets, driven by our client relationships and client development efforts. We believe our loan growth has been a direct result of our people and our strategy, which focuses on a client-centered, service-oriented approach. Further, we believe our relationship managers’ entrepreneurial spirit, decision-making autonomy, flexibility and market expertise offer us unique growth opportunities not available to many of our peers. We intend to leverage the quality of our team, our existing relationships and our institutional approach to building tailored banking solutions to drive deeper relationships and increase penetration in our markets. Additionally, we are dedicated to investing in our team to ensure they continue to meet our high standard of excellence, while attracting and developing early career talent that embodies our entrepreneurial spirit and drives incremental relationships and loan growth.

Grow our Core Deposit Franchise

The strength of our deposit franchise is derived from the relationships we have with our clients and the strong ties we have to the markets we serve. Our deposit footprint has provided, and we believe will continue to provide, primary support for our loan growth. Deposits comprise over 98% of our total funding as of December 31, 2019. Our deposit growth and funding opportunities to support our loan growth come from our commercial and public-sector relationships, in addition to our retail deposit base. An additional part of our strategy is to continue to enhance our funding sources by expanding the ways in which we serve our customers, including ongoing optimization of our product offerings, treasury management services and client service capabilities, and increased adoption of mobile and digital platforms.

Prudently Invest in our Business to Drive Operating Leverage and Support our Risk Management Framework

We believe it is critical to prudently invest in our business in order to provide the best possible customer experience and build a scalable infrastructure that can support our growth while driving operating leverage. We have a history of making successful investments, starting with the acquisition and integration of our four predecessor banks. Our past investments have yielded significant benefits to our business, and we believe a focus on investing in our people, our technology and our processes will allow us to continue to support operational efficiencies.

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

Engage in Opportunistic Mergers and Acquisitions

We prioritize organic growth but may evaluate acquisition opportunities that we believe could produce attractive returns for our shareholders. We may consider acquisition opportunities that can improve our market position in geographies with attractive demographics and business growth trends (including Texas and the southeast United States), expand our branch network in existing markets, increase our earnings power and/or enhance our suite of products. We believe our acquisition and integration experience provides an advantage in identifying and executing on strategically and financially compelling opportunities that could supplement our organic growth strategy. We have been, and will continue to be, highly selective on acquisitions.

Products and Services

Lending Activities

Our primary strategic objective is to engage in commercial lending to middle-market customers (generally characterized as businesses with annual revenues of $10 million to $500 million) and provide a full array of commercial loans to middle-market commercial businesses, high net worth individuals and business owners. We believe we have a strong team of consumer and commercial bankers to execute on a client-centered, relationship-driven banking model. Our Commercial Banking team focuses on middle-market businesses with an advisory approach that emphasizes understanding the client’s business and offering a broad suite of loan, deposit and treasury management products and services. Within Commercial, our bankers focused on specialized industries have deep expertise and relationships in the sectors served, including the energy, franchise restaurant, healthcare and technology industries.

Our Consumer Banking team consists of experienced professionals that focus on knowing individual clients in order to best meet their financial needs, offering a full complement of loan, deposit and online banking solutions. Our consumer bankers do most of their new lending in the areas served by our branches, which are also where our marketing is focused.

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

Commercial and Industrial Loans (“C&I”). As of December 31, 2019, $6.9 billion or 53% of our total bank loan portfolio consisted of C&I loans. Our C&I loans, which are generally made to middle-market businesses, include lines of credit, acquisition finance credit facilities and other types of commercial credit, and typically have maturities of five years or less. At December 31, 2019, an additional $734 million or 6% of our total bank loan portfolio consisted of loans to small businesses, including those loans made through programs administered by the Small Business Administration.

Commercial Real Estate Loans. As of December 31, 2019, $2.8 billion or 21% of our bank loan portfolio consisted of commercial real estate loans. We offer construction financing, acquisition or refinancing of properties primarily located in our markets in Texas and the southeast United States.

Residential Real Estate Loans. As of December 31, 2019, $2.6 billion or 20% of our bank loan portfolio consisted of residential real estate loans. We provide one-to-four family residential real estate loans with terms ranging from 10 to 30 years; however, our portfolio is heavily weighted to the 30-year term. We offer both fixed and adjustable interest rates. We do not originate subprime loans. Loans are typically closed-end first lien loans for purposes of purchasing property, or for refinancing existing loans with or without cash out. Our loans are primarily owner occupied, full documentation loans.

Other Consumer Loans. As of December 31, 2019, $93 million or 1% of our bank loan portfolio consisted of other types of consumer loans. We offer consumer loans to our customers for personal, family and household purposes, auto, boat and personal installment loans.

Shared National Credits (“SNC”).  The federal banking agencies define a SNC as any loan(s) extended to a borrower by a supervised institution or any of its subsidiaries and affiliates which aggregates $100 million or more and is shared by three or more institutions under a formal lending agreement or a portion of which is sold to two or more institutions, with the purchasing institutions assuming its pro rata share of the credit risk. As a commercial focused relationship bank, we may participate in syndicated loan offerings as a result of the size of the customers and nature of industries we serve. As of December 31, 2019, we have $2.6 billion of outstanding SNCs, representing 20% of our total loans outstanding.

Our SNC loans are spread across our commercial products with many falling within our specialized industries and are focused on customers where we have ancillary business or believe we can develop such business. Our management team, relationship managers and credit risk management team have extensive experience in the underwriting, due diligence and monitoring of SNC credits. We evaluate SNC loans using the same credit standards we apply in underwriting all our loans.

  Deposit Products and Other Funding Sources

We offer our customers a variety of deposit products, including checking accounts, savings accounts, money market accounts, time deposits, and other deposit accounts through multiple channels, including our extensive network of full-service branches, drive-through branches, ATMs, ITMs, and our online, mobile and telephone banking platforms. See “—Marketing and Distribution.” As of December 31, 2019, our deposit portfolio was comprised of 26% noninterest-bearing deposits and 74% interest bearing deposits. We intend to continue our efforts to provide funding for our business from customer relationship deposits.

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

Correspondent Banking

In 2018, the Company began offering correspondent banking products to financial institutions. In 2019, with the State Bank acquisition, we have expanded our correspondent banking services. Services include white-label treasury management services, liquidity management, Fed Funds accommodations, and commercial real estate participations.

Payroll Services

In January 2019, we acquired Altera Payroll and Insurance (“Altera”) as part of the acquisition of State Bank. This acquisition diversified our revenue beyond existing business lines and complements our other treasury management services. Altera operates as a subsidiary of Cadence Bank, and in partnership with treasury management services, provides payroll services, human resources services, payroll cards and employee health insurance. Altera also offers employer liability insurance, and worker’s compensation through licensed insurance agents.

Financial Products and Services

In addition to traditional banking activities and the other products and services specified above, we provide a broad array of financial services to our customers, including: debit and credit card products, treasury management services, merchant services, employee and payroll benefits solutions (including payroll cards and bank-at-work benefits) automated clearing house services, lock-box services, remote deposit capture services, foreign exchange services, and other treasury services.

Our Markets

We define our markets broadly as Texas and the southeast United States. Our active banking operations are located principally in six states, which we refer to as our geographic footprint (our “footprint”), where we operate 98 branches as of December 31, 2019 throughout Texas, Alabama, Florida, Georgia, Mississippi, and Tennessee. We focus on serving these regional markets, although we also serve specialized industries clients both within our geographic footprint and throughout the United States, as many of our clients in these industries have operations nationwide.

While we are focused on driving growth across all our markets and products, we believe our Texas presence will be the largest contributor to near term asset growth, followed by Georgia, with funding support from our deposit base in Texas and the southeast United States.

Technology Systems

We continue to make significant investments in our information technology systems for our banking, lending, and cash management activities. We believe this is necessary investment in order to offer new products and enhance our overall customer experiences, as well as to provide scale for future growth. Our technology investments include investment in the foundational layer of our infrastructure (including security, data and voice network, storage, and business continuity).

Additionally, our technology investments include investment in the application layer of our technology. We have built a robust technology core for the Treasury Management product suite, including “Allegro,” our single sign on portal for our business customers to access our Treasury Management products. Supported by this technology core, our Treasury Management product suite is competitive with small community banks as well as large regional and money center banks. Additionally, we operate the “Fluent by Cadence” platform, our online, mobile and other digital banking solution for consumer and small business banking. By leveraging the same platform as “Allegro,” we can centrally service and manage all digital banking activities and provide a seamless experience to our customers as they migrate from a small business to one that leverages our Treasury Management services.

We have also invested in video teller capabilities which enable our customers to interact with tellers outside of regular banking hours through interactive drive-throughs.

Credit Policy and Procedures

General. Our credit policy requires that key risks be identified and measured, documented and mitigated, to the extent possible, to seek to ensure the soundness of our loan portfolio. We require various levels of internal approvals based on the characteristics of our loans, including the size of the exposure. We also have specialized underwriting guidelines for loans in our specialized industries that we believe reflect the unique characteristics of these industries. Our credit policy also provides guidelines for the underwriting of loans to individuals along with the regulatory requirements to ensure that all loan applications are evaluated subject to our fair lending policy. We believe that the guidelines required by our credit policies enhance internal responsibility and accountability for underwriting decisions and permit us to monitor the performance of credit decision-making.

Credit Risk Management. Using our dual credit risk rating (“DCRR”) system, it is our policy to assign risk ratings to all commercial loan exposures using our internal credit risk rating system. The assignment of loan risk ratings is the primary responsibility of the lending officer concurrent with approval from the credit officer reviewing and recommending approval of the credit. The assignment of commercial risk ratings is done on a transactional basis using scorecards. We use a total of nine different scorecards that accommodate various areas of lending. Each scorecard contains two main components: probability of default (“PD”) and loss given default (“LGD”). Each component is assessed using a multitude of both qualitative and quantitative scoring elements, which will generate a percentage for each component. The key elements assessed in the scorecard for PD are financial performance and trends as well as qualitative measures. The key elements for LGD are collateral quality and the structure of the loan. The PD percentage and LGD percentage are converted into PD and LGD risk ratings for each loan. The PD rating is used as our grade of record, while the LGD rating is utilized in both our allowance estimate as well as pricing model. Loans with PD ratings of 1 through 8 are loans that we rate internally as “Pass.” Loans with PD ratings of 9 through 13 are rated internally as “Criticized” and represent loans for which one or more potential or defined weaknesses exists.  Loans with PD ratings of 10 through 13 are also considered “Classified” and represent loans for which one or more defined weaknesses exist.  These classifications are consistent with regulatory guidelines. Consumer purpose loan risk classification is done in accordance with the Uniform Retail Credit Classification, based on delinquency and accrual status.

Our credit risk management is overseen by our Board of Directors, including its Risk Management Committee, and our Senior Credit Risk Management Committee. Our Senior Credit Risk Management Committee has seven standing members, including the Chief Executive Officers of Cadence Bancorporation and Cadence Bank, Cadence Bank’s President, our Chief Credit Administration Executive, who serves as chairman of the committee, our Enterprise Risk Management Executive, our Chief Risk Officer, and our Chief Credit Underwriting Executive, who serves as vice chairman of the committee. The committee is responsible for reviewing our credit portfolio management information, including asset quality trends, concentration reports, policy, financial and documentation exceptions, delinquencies, charge-offs, and nonperforming assets. The approval of the Senior Credit Risk Management Committee is required for changes to our credit policy as well as lending and wire authority.

Concentration Limits. Our policies establish concentration limits for various industries within the commercial portfolio as well as commercial real estate, leveraged lending and other regulatory categories. Concentration limits are monitored and reassessed on a periodic basis and approved by the Board of Directors on an annual basis.

Credit Approval Process. The approval of our Senior Loan Committee is generally required for relationships in an amount greater than $5.0 million. The Senior Loan Committee has seven standing voting members, including five members of the Senior Credit Risk Management Committee. Two “no” votes will result in declining a credit request.

For loans in an amount greater than $5 million that are risk rated 10 or worse, approval of the Credit Transition Committee is generally required. The Credit Transition Committee has six standing members, including our Director of Special Assets Group, who serves as chairman of the committee, our Chief Credit Administration Executive, and our Chief Credit Underwriting Executive, who serves as vice chairmen. Two “no” votes will result in declining a credit application. There is a credit executive assigned to each line of business who holds the primary responsibility for the approval process outside of the loan approval committees.

Portfolio Monitoring and Reporting. We believe that an important part of our assessment of client risk is the ongoing completion of periodic risk rating reviews. As part of these reviews, we seek to review the risk ratings of each facility within a customer relationship and may recommend an upgrade or downgrade to the risk ratings. Our policy is to review two times per year all customer relationships with an aggregate exposure of $10 million or greater as well as all SNC’s. Additionally, all customer relationships with an aggregate exposure of $2.5 million to $10.0 million are reviewed annually. Further, customer relationships with an aggregate exposure of $1.0 million and greater with pass watch or criticized risk ratings are reviewed quarterly. Certain relationships are exempt from review, such as relationships where our exposure is cash-secured. An updated risk rating scorecard is required during each risk review as well as with any credit event that requires credit approval.

Marketing and Distribution

As of December 31, 2019, we conduct our banking business through 98 branches located in Texas and five states in the southeast United States. Our distribution network also includes ATMs, ITMs, fully integrated online banking and a telephone banking service. In addition, our customers have free access to Publix Presto! ATMs located throughout Alabama, Florida, North Carolina, South Carolina and Tennessee and Allpoint ATMs worldwide. Our ATMs are enabled for several networks, including Visa, Discover, MasterCard, NYCE, Plus, Cirrus, Pulse, American Express and Quest.

We target growing companies and middle-market businesses, as well as individual consumers throughout Texas and the southeast United States. In order to market our deposit products and financial services, we use local print advertising and direct mail and provide sales incentives for our employees. We market our lending products through our experienced relationship managers, who rely on robust calling efforts and relationship banking to develop relationships with customers that result in business growth and product sales. Our compensation plans for our relationship managers include incentives based on achievement of certain loan, deposit, fee, income and profitability metrics that are established as individual performance goals that support our business plan each year.

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

The Dodd-Frank Act and its implementing regulations impose additional supervisory obligations on banking organizations with $10.0 billion or more in total consolidated assets. The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”), enacted into law on May 24, 2018, modified several requirements of the Dodd-Frank Act. After September 30, 2018, which was the fourth consecutive quarter in which total average consolidated assets exceeded $10.0 billion, we and Cadence Bank are, among other requirements:

•	required to calculate our FDIC deposit insurance assessment using the large bank pricing rule;
•	subject to the restrictions on proprietary trading and investment in mutual or hedge funds under the Volcker Rule;

•	subject to more frequent regulatory examinations; and
•	subject to examination for compliance with federal consumer protection laws by the CFPB.

In addition, after June 30, 2018, Cadence and Cadence Bank became subject to the Durbin Amendment to the Dodd-Frank Act regarding limits on debit card interchange fees. The Durbin Amendment gave the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10.0 billion or more and to enforce a statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve has adopted rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs.

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating in the United States. The federal banking agencies have issued several significant new regulations as a result of the Dodd-Frank Act and a number of additional regulations are pending or may be proposed as a result of the EGRRCPA. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which any of our businesses may be affected by any new regulation or statute.

The following is an attempt to summarize some of the relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

Bank Holding Company Regulation

The Company is a financial holding company registered under the Bank Holding Company Act of 1956 (the “BHC Act”) and is subject to supervision and regulation by the Federal Reserve. Federal laws subject financial holding companies to restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions, for violation of laws and policies.

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

Safe and Sound Banking Practices

Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve may order a bank holding company to terminate an activity or control of a non-bank subsidiary if such activity or control constitutes a significant risk to the financial safety, soundness or stability of a subsidiary bank and is inconsistent with sound banking principles. Regulation Y and capital rules also require a holding company to receive the prior approval of the Federal Reserve for certain redemption or repurchase of its own equity securities.

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

The Federal Reserve has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries that represent unsafe and unsound banking practices or which constitute violations of laws or regulations. Notably, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) provides that the Federal Reserve can assess civil money penalties for such practices or violations which can be as high as $1.0 million per day. FIRREA contains expansive provisions regarding the scope of individuals and entities against which such penalties may be assessed.

Annual Reporting and Examinations

The Company is required to file annual and quarterly reports with the Federal Reserve and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve may examine a bank holding company or any of its subsidiaries and charge the company for the cost of such an examination.

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the Volcker Rule, prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” In December 2013, the federal banking agencies, the SEC, and the Commodities Futures Trading Commission, finalized a regulation to implement the Volcker Rule. After the enactment of the EGRRCPA in May 2018, Volcker Rule limitations apply to banking entities with $10.0 billion or more in total consolidated assets. Under the Volcker Rule implementing regulations, banking entities have two years to conform its investments and implement the required compliance plan.

Regulatory Capital

Cadence and Cadence Bank are each required to comply with applicable capital adequacy standards established by the federal banking agencies. In 2013, the federal bank regulators approved the final Basel III Rules implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act. The Basel III Rules, among other things, (i) introduced a new capital measure called Common Equity Tier 1 (“CET1”), (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, (iii) defined CET1 narrowly by requiring that most deductions/ adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expanded the scope of the deductions/adjustments to capital as compared to previously existing regulations. For more information, see the “Regulatory Capital” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

FHCs and banks are also required to comply with minimum leverage capital requirements. These requirements provide for a minimum of Tier 1 capital to total consolidated average tangible assets (as defined for regulatory purposes), called the “leverage ratio,” of 4.0% for all bank holding companies.

Imposition of Liability for Undercapitalized Subsidiaries

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities.

As discussed above, in accordance with the law, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2019, the Bank exceeded the capital levels required to be deemed well capitalized.

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

Acquisitions by Bank Holding Companies

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (1) acquiring more than 5% of any class of voting stock of any bank or other bank holding company, (2) acquiring all or substantially all of the assets of any bank or bank holding company, or (3) merging or consolidating with any other bank holding company. Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy. As a result of the USA PATRIOT Act of 2001, which is discussed below, the Federal Reserve is required to consider the record of a bank holding company and its subsidiary bank(s) in combating money laundering activities in its evaluation of bank holding company merger or acquisition transactions. The Dodd-Frank Act also amended the BHC Act to require consideration of the extent to which a proposed acquisition, merger or consolidation would result in greater or more concentrated risks to the stability of the U.S. banking or financial system.

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

Anti-tying Restrictions

Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other non-deposit services offered by a holding company or its affiliates.

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

Standards for Safety and Soundness

As part of FDICIA’s efforts to promote the safety and soundness of depository institutions and their holding companies, the federal banking regulators are required to have in place regulations specifying operational and management standards (addressing internal controls, loan documentation, credit underwriting and interest rate risk), asset quality and earnings. As discussed above, the Federal Reserve, the OCC, and the FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution that it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties of up to $1.0 million per day, issue cease-and-desist or removal orders, seek injunctions and publicly disclose such actions.

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

Cadence Bank pays deposit insurance assessments to the FDIC based on an assessment rate established by the FDIC. FDIC assessment rates for large institutions with more than $10.0 billion in assets, such as Cadence Bank, are calculated on a scorecard methodology that seeks to capture both the probability that an individual institution will fail and the magnitude of the impact on the DIF if such a failure occurs. Cadence Bank became subject to the scorecard methodology in the third quarter of 2018. The FDIC has the authority to make discretionary adjustments to the total score, up or down, based upon significant risk factors that are not adequately captured in the scorecard. For large institutions, including Cadence Bank, the initial base assessment rate ranges from 3 basis points to 30 basis points on an annualized basis. After the effect of the potential base rate adjustments, the total base assessment rate could range from 1.5 basis points to 40 basis points on an annualized basis. The deposit insurance assessment base is calculated based upon the average of total assets less the average tangible equity of the insured depository institution during the assessment period, less allowable deductions.

The Federal Deposit Insurance Act establishes a minimum ratio of the DIF to estimated insured deposits of 1.15% prior to September 30, 2020 and 1.35% thereafter. Additionally, beginning July 1, 2016, the FDIC imposed a surcharge on the quarterly assessments of insured depository institutions with total consolidated assets of $10.0 billion or more, such as Cadence Bank (the surcharge only applied to Cadence Bank for the quarter ended September 30, 2018). The surcharge applied until the DIF first reaches or exceeds 1.35%, which occurred at September 30, 2018 and thus, the surcharge no longer applies.

Consumer Financial Protection Bureau (“CFPB”)

The Dodd-Frank Act created the CFPB, which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10.0 billion or more in assets. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. As noted above, the Company and Cadence Bank exceeded $10.0 billion in total consolidated assets for four consecutive quarters as of September 30, 2018 and are now subject to examination by the CFPB.

The CFPB has issued several regulations related to the origination of mortgages, foreclosures, and overdrafts, as well as many other consumer issues. Additionally, the CFPB has proposed, or will be proposing, additional regulations or modifying existing regulations that directly relate to our business. Although it is difficult to predict at this time the extent to which the CFPB’s final rules impact the operations and financial condition of the bank, such rules may have a material impact on the bank’s compliance costs, compliance risk and fee income.

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

Failure to adequately meet the credit needs of our community in accordance with the CRA could prevent us from pursuing our business strategy. Any CRA rating below “Satisfactory” for the Bank could restrict the Company’s ability to undertake certain activities, including any merger or acquisition that our management and Board of Directors may otherwise desire to pursue, and may prevent or materially delay the consummation of future mergers or acquisitions or the opening of new branch locations, until the Bank’s rating improves. In addition, as described above, an FHC faces limitations on activities and acquisitions if its subsidiary depository institutions do not have at least a “Satisfactory” CRA rating. Our latest CRA rating assessment period was January 1, 2015 through December 31, 2018, for which our public CRA rating was “Satisfactory”.

On December 13, 2019, the FDIC and the OCC issued a joint Notice of Proposed Rulemaking (“NPR”) to comprehensively amend the CRA’s implementing regulations. The rules were last substantially updated nearly 25 years ago. The proposed revisions would seek to modernize and update CRA regulations to better achieve the law’s underlying purpose of encouraging banks to serve their communities. Specifically, the NPR seeks to modernize the CRA regulations by:

•	Clarifying and expanding what qualifies for CRA credit;
•	Expanding where CRA activity counts by creating additional “assessment areas’ tied to where deposits originate;
•	Providing a more objective method to measure CRA performance by establishing activity thresholds as a percentage of domestic deposits; and
•	Revising data collection, recordkeeping, and reporting requirements.

Comments on the NPR are due to the FDIC on or before 60 days after publication in the Federal Register. The OCC recently extended the comment period for another 30 days.

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

Employees

As of December 31, 2019, Cadence had 1,849 full-time equivalent employees. None of our employees is represented by any collective bargaining unit or is a party to a collective bargaining agreement. We believe that our relations with our employees are good.

Availability of Information

Our investor website can be accessed at www.cadencebancorporation.com under “Investor Relations.” Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor website under the caption “SEC Filings” as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC. No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Documents filed with the SEC are also available free of charge on the SEC’s website at www.sec.gov.

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

Our success will depend in significant part upon our ability to maintain a sufficient interest margin between the rates of interest we receive on loans and other investments and the rates we pay on deposits and other liabilities. The monetary and economic factors listed above, and the need to pay rates sufficient to attract deposits, may adversely affect our ability to maintain an interest margin sufficient to result in operating profits.

Our business depends on our ability to successfully manage credit risk.

Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be repaid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the overall economic climate in the United States, generally, or our market areas, specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses. Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower’s ability both to properly evaluate changes in the supply and demand characteristics affecting their market for products and services and to effectively respond to those changes. Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property.

Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval, review and administrative practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Many of our loans are made to small and medium-sized businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. Consequently, we may have significant exposure if any of these borrowers becomes unable to pay their loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death. In addition, we are a middle-market lender, as such, the relative size of individual credits in our commercial portfolio increases the potential impact from singular credit events.  A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our allowance for credit losses (“ACL”), each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2019, our ACL as a percentage of total loans was 0.92% and as a percentage of total nonperforming loans was 100.1%. Additional credit losses will likely occur in the future and may occur at a rate greater than we have previously experienced. We may be required to take additional provisions for credit losses in the future to further supplement the ACL, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our ACL, the policies and procedures we use to determine the level of the allowance and the value attributed to nonperforming loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. In addition, in June 2016, the Financial Accounting Standards Board issued a new accounting standard, Current Expected Credit Losses (“CECL”), that will replace the current approach under generally accepted accounting principles (GAAP) for establishing allowances for credit losses, which generally considers only past event and current conditions. CECL is a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first acquired. Under the revised methodology, credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. The standard is expected to result in increases to allowance levels generally and will require the application of the revised methodology to existing financial assets through a one-time adjustment to retained earnings upon initial effectiveness. We will adopt this standard on January 1, 2020. See “Notes to Consolidated Financial Statements—Note 1—Summary of Accounting Policies—Pending Accounting Pronouncements” for additional information about the standard. Substantial increases in the ACL could have a material adverse effect on our business, financial condition and results of operations.

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

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. Our access to deposits may be affected by the liquidity needs of our depositors. We depend on deposit account balances and other forms of customer deposits as our primary source of funding for our lending activities. A key part of our liquidity plan and funding strategy is to increase our deposit base as a source of funds. We might have difficulty replacing such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. Liquidity risk can increase due to a number of factors, including an over-reliance on a particular source of funding or market-wide phenomena such as market dislocation and major disasters. Our inability to raise funds through deposits, borrowings, the sale of loans or securities, and other sources could have a substantial negative effect on liquidity. Our access to funding sources in amounts adequate to finance our activities or on acceptable terms could be impaired by factors that affect our organization specifically or the financial services industry or economy in general. We rely on brokered deposits as a source of liquidity and generally target a brokered deposit to total deposit ratio of less than 15% to 20%. Brokered deposits may have a higher deposit cost compared to our core deposits. Factors that could detrimentally impact access to liquidity sources include, but are not limited to, a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated (including a downturn resulting from natural disasters affecting those markets) or adverse regulatory actions against us or changes in the liquidity needs of our depositors. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations (including any unfunded credit commitments), and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences.

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

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our clients, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of December 31, 2019, we had $5.0 billion in unfunded credit commitments to our clients. Actual borrowing needs of our clients may exceed our expectations, including due to unexpected impacts from a natural disaster, but especially during a challenging economic environment when our clients’ companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from venture firms. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations. See “Risk Factors—Risks Relating to Our Business—Liquidity risk could impair our ability to fund operations and meet our obligations as they become due and could jeopardize our financial condition.”

We are subject to interest rate risk, which could adversely affect our financial condition and profitability.

The majority of our banking assets are subject to changes in interest rates. For example, as of December 31, 2019, 67% of our loan portfolio consisted of floating and adjustable interest rate loans. Like most financial institutions, our earnings significantly depend on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. Many factors beyond our control impact interest rates, including economic conditions, governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and disorder and instability in domestic and foreign financial markets. Changes in monetary policies of the various government agencies could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets and liabilities.

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

If short-term interest rates remain at their current levels for a prolonged period, and assuming longer term interest rates fall, we could experience net interest margin compression as our rates on our interest earning assets would decline while rates on our interest-bearing liabilities could fail to decline in tandem. Similarly, if short-term interest rates increase and long-term interest rates do not increase, or increase but at a slower rate, we could experience net interest margin compression as our rates on interest earning assets decline measured relative to rates on our interest-bearing liabilities. Any such occurrence could have a material adverse effect on our net interest income and on our business, financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

The geographic concentration of our markets in Houston, Atlanta, other parts of Texas, and the southeast United States makes our business susceptible to downturns in the local economies and depressed banking markets, including the downturns in the energy industry, effects of natural disasters in the region and decreases in oil prices. These factors as well as other geography-specific risks could materially and adversely affect us.

Unlike larger financial institutions that are nationally diversified, we are a regional banking franchise concentrated in Texas and the southeast United States. As of December 31, 2019, 43% of our total loans were in Texas, 20% were in Georgia, 8% were in Alabama, and 7% were in Florida. A deterioration in local economic conditions in the loan market or in the residential or commercial real estate markets could have a material adverse effect on the quality of our portfolio, the demand for our products and services, the ability of borrowers to timely repay loans, and the value of the collateral securing loans. If the population, employment or income growth in one of our markets is negative or slower than projected, income levels, deposits and real estate development could be adversely impacted.

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

The effects of widespread public health emergencies may negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Widespread health emergencies, such as the recent coronavirus outbreak in China and other countries, can disrupt our operations through their impact on our employees, customers and their businesses, and the communities in which we operate. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, negatively impact regional economic conditions, result in a decline in local loan demand, loan originations and deposit availability and negatively impact the implementation of our growth strategy. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

Sustained low oil prices, volatility in oil prices and downturns in the energy industry, including in Texas, could materially and adversely affect us.

As of December 31, 2019, energy lending comprised approximately 11% of our loan portfolio. The economy in Texas has dependence on the energy industry. A downturn or lack of growth in the energy industry and energy-related business, including sustained low oil prices or the failure of oil prices to rise in the future, could adversely affect our results of operations and financial condition. Prolonged pricing pressure on oil and gas could lead to increased credit stress in our energy portfolio, increased losses associated with our energy portfolio, increased utilization of our contractual obligations to extend credit and weaker demand for energy lending. Such a decline or general uncertainty resulting from continued volatility could have other adverse impacts such as job losses in industries tied to energy, increased spending habits, lower borrowing needs, higher transaction deposit balances or a number of other effects that are difficult to isolate or quantify, particularly in states with significant dependence on the energy industry such as Texas, all of which could have a material adverse effect on our business, financial condition and results of operations.

We May Be Adversely Impacted by The Transition from LIBOR as a Reference Rate

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

In particular, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.

We have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

We have formed a cross-functional project team to manage the assessment, identification, and resolution of risks and potential issues related to the transition from LIBOR to a replacement index. This team reports to the Asset Liability Committee (“ALCO”) and Enterprise Risk Management Committee, who will provide regular reports to the Board of Directors.

A failure in or breach of our operational or security systems or infrastructure, or those of our third-party providers, could result in financial losses to us and/or in the disclosure or misuse of confidential or proprietary information, including client information, each of which could adversely affect our financial condition, damage our reputation and subject us to litigation.

As a financial institution, we may be the target of fraudulent activity that may result in financial losses to us or our clients, privacy breaches against our clients or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, unauthorized intrusion into or use of our systems, and other dishonest acts. We provide our clients with the ability to bank remotely, including over the Internet and over the telephone. The secure transmission of confidential information over the Internet and other remote channels is a critical element of remote banking.

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

We depend on third parties for many of our information technology and telecommunications solutions, and any systems failures, interruptions, or data breaches involving these systems could adversely affect our operations and financial condition.

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

As a result of financial entities and technology systems becoming more interdependent and complex, a cyber incident, information breach or loss, or technology failure that compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including ourselves. For example, security breaches such as the Equifax incident made public in September 2017 may result in our customers requesting to freeze their credit accounts, which may impact the speed at which we can open or our ability to open new accounts. We have taken measures to implement backup systems and other safeguards, such as third party risk management due diligence and ongoing monitoring, disaster recovery testing with key providers, key service level agreements, and strategic planning/exit strategy, to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact.

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

As of December 31, 2019, the Company and its subsidiaries had approximately $387.6 million of gross indebtedness on a consolidated basis ($50.6 million of which represents junior subordinated debt before purchase accounting adjustment). Total interest expense on all outstanding indebtedness was $20.8 million on a pre-tax basis for 2019. An increase in interest rates would increase our interest expense. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”

Our indebtedness could have important consequences. For example, it could limit our ability to borrow money for our working capital, capital expenditures, debt service requirements or other corporate purposes; require us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development and other corporate requirements; increase our vulnerability to general adverse economic and industry conditions; and limit our ability to respond to business opportunities, including growing our business through acquisitions. In addition, the instruments governing our indebtedness contain certain restrictive covenants including with respect to consolidating or merging the Company or the Bank into another entity or transferring substantially all of their respective assets or properties. Certain of the Company’s debt also contains restrictions on the Company’s ability to assign or grant a security interest in or otherwise dispose of any shares of the voting stock of the Bank. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable.

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

We rely on customer deposits as a significant source of funding. Competition among U.S. banks and non-banks for customer deposits is intense and may increase the cost of deposits or prevent new deposits and may otherwise negatively affect our ability to grow our deposit base. Our deposit accounts may decrease in the future, and any such decrease could have an adverse impact on our sources of funding, which impact could be material. Any changes we make to the rates offered on our deposit products to remain competitive with other financial institutions may adversely affect our profitability and liquidity. The demand for our deposit products may also be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, regulatory actions that decrease customer access to particular products or the availability of competing products. In addition, a portion of our deposits are brokered deposits. The levels of these types of deposits that we hold may be more volatile during changing economic conditions.

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

Since our formation in 2009, we have consummated four major acquisitions, including our merger with State Bank which closed on January 1, 2019, which have significantly contributed to growth in our loan and deposit levels and market share. While supported by these acquisitions, we are pursuing an organic growth strategy focused on growing market share. This strategy may not sustain our historical rate of growth or our ability to grow at all. Our ability to execute our growth strategy, including by opening new branches, depends on a variety of factors such as economic conditions, competition, and regulatory approval, which are beyond our control, and access to capital and liquidity to fund such growth. We may not be able to obtain the financing necessary to fund internal growth and we may not pursue growth through new acquisitions. Sustainable growth requires that we manage our risks by following prudent underwriting standards, balancing loan and deposit growth without increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital at all times, hiring and retaining qualified employees, and successfully implementing strategic projects and initiatives. Our growth strategy may also change from time to time as a result of various internal and external factors. For example, natural disasters and other events beyond our control may also adversely affect our growth. If we are not able to continue our historical levels of growth, we may not be able to maintain these historical earnings trends. The absence of these growth opportunities or our ability to manage our growth successfully, could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to manage our growth effectively, which could adversely affect our business profitability and financial condition.

We may face a variety of risks and difficulties in pursuing our organic growth strategy and managing our growth, including, among other things:

•	maintaining organic loan growth;
•	maintaining asset quality;
•	finding suitable markets for expansion;
•	attracting funding to support additional growth;
•	managing execution risks;
•	attracting and retaining qualified management;
•	maintaining adequate regulatory capital;
•	managing a growing number of client relationships;
•	scaling technology platforms; and
•	achieving expected additional capacity of our relationship managers.

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

As a publicly traded company, we are required to file periodic reports containing our consolidated financial statements with the SEC within a specified time following the completion of quarterly and annual periods. Any failure by us to file our periodic reports with the SEC in a timely manner could harm our reputation and cause investors and potential investors to lose confidence in us and reduce the market price of our Class A common stock.

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

Our net deferred tax liability totaled $25.0 million as of December 31, 2019, which is net of $79.2 million in deferred tax assets. Included in deferred tax assets is $11.5 million attributable to federal and state net operating loss carryforwards. The ultimate realization of a deferred tax asset is generally dependent upon the generation of future taxable income during the period prior to the expiration of the applicable net operating losses. In addition, a portion of our net operating losses are currently subject to the limitations of Section 382 of the Internal Revenue Code, which may limit our ability to offset future taxable income. As of December 31, 2019, $48.2 million of our net operating loss carryforward was limited to $4.1 million per year through 2030, $1.4 million in 2031, $1.0 million in 2032, and $0.2 million in 2033. We will be required to generate taxable income equal to or greater than the amount of the annual limitation to fully realize the deferred tax asset. The value of our deferred tax asset is also derived in part from estimates and assumptions regarding our expected future tax liability. If our estimates and assumptions about future taxable income or our future tax liability are not accurate, including the application of the Tax Cuts and Jobs Act or any changes to tax laws and regulations applicable to us, the value of our deferred tax asset may not be recoverable, in whole or in part, and we may be required to record a valuation allowance that would negatively impact our earnings.

Many of our loans are to commercial borrowers, which have unique risks compared to other types of loans.

As of December 31, 2019, we had approximately $9.6 billion of commercial loans comprised of $6.9 billion in commercial and industrial and $2.8 billion in commercial real estate, representing approximately 74% of our total loan portfolio. Because payments on these loans are often dependent on the successful operation or development of the property or business involved, their repayment is sensitive to adverse conditions in the real estate market and the general economy. Accordingly, downturns in the real estate market and economy increase the risk related to commercial loans, particularly commercial real estate loans. Commercial loans are also subject to loan specific risks, including risks associated with construction, cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale or use of the completed construction. If a decline in economic conditions, natural disasters affecting commercial development or other issues cause difficulties for our borrowers of these types of business loans, if we fail to evaluate the credit of these loans accurately when we underwrite them or if we do not continue to monitor adequately the performance of these loans, our lending portfolio could experience delinquencies, defaults and credit losses that could have a material adverse effect on our business, financial condition or results of operations.

Our loan portfolio has significant concentration in energy and our specialized industries.

Much of our lending activity is concentrated in energy and our specialized industries. As of December 31, 2019, we had a total of $1.5 billion of loans, or 11.2% of our total loans, to companies operating in the restaurant and healthcare industries, and $1.4 billion, or 10.9%, to companies operating in the energy sector. These industries and businesses are sensitive to economic conditions and complex factors (such as supply chain factors), which may expose us to the risk of economic downturns and other risks unique to these industries. Oil prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond our control. Factors that contribute to price fluctuations include instability in oil-producing regions, worldwide economic conditions, weather conditions, the supply and price of domestic and foreign oil, natural gas and natural gas liquids, consumer demand, the price and availability of alternative fuels, the proximity to, and capacity of, transportation facilities and the effect of worldwide energy conservation measures. Adverse economic conditions or business conditions relating to these industries could negatively impact our operating results more than if our loan portfolio was not concentrated in these industries.

A significant portion of our loan portfolio is comprised of loan participations and SNC’s, which could have a material adverse effect on our ability to monitor the lending relationships and lead to an increased risk of loss.

We achieved a significant portion of our loan growth in our initial years of operation by participating in loans originated by other institutions and by participating in SNC’s, broadly defined as loans to larger institutions by a group of participating lenders where the client’s needs are larger than any individual lender can prudently provide, and in which other lenders serve as the agent bank. Additionally, our specialized industries lending includes larger, national companies that tend to be served through SNC’s. As of December 31, 2019, $2.6 billion, or approximately 20% of our total loans, consisted of participations or SNC’s. For the vast majority of SNC’s, we are not the lead bank. Our reduced control over the monitoring and management of these relationships, particularly participations in large bank groups, could lead to increased risk of loss, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

The amount of nonperforming and criticized assets may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations and financial condition.

At December 31, 2019, we had a total of approximately $125.5 million of nonperforming assets or approximately 0.71% of total assets. Total criticized assets as of December 31, 2019 were approximately $605.1 million or approximately 3.4% of total assets.

Should the amount of nonperforming assets and criticized assets increase in the future, we may incur losses, and the costs and expenses to maintain such assets likewise can be expected to increase and potentially negatively affect earnings. Any additional increase in losses due to such assets could have a material adverse effect on our business, financial condition and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory.

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

As of December 31, 2019, the fair value of our investment securities portfolio was approximately $2.4 billion. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security.

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

We evaluate for potential impairment by comparing the estimated fair value with the carrying amount of each reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value of that reporting unit, an impairment loss is recognized in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. Factors that could cause an impairment charge include adverse changes to macroeconomic conditions, declines in the profitability of the reporting unit or declines in the tangible book value of the reporting unit. At December 31, 2019, our goodwill totaled $485.3 million. Although we have not recorded any impairment charges since we initially recorded the goodwill, our future evaluations of goodwill may result in findings of impairment and related impairment losses, which could have a material adverse effect on our business, financial condition and results of operations.

We are required to make significant estimates and assumptions in the preparation of our financial statements. These estimates and assumptions may not be accurate and are subject to change.

The preparation of our consolidated financial statements in conformity with GAAP requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods. Critical estimates are made by management in determining, among other things, the accounting for business combinations, estimates of fair value, ACL, accounting for acquired loans and other real estate owned, and valuation of deferred tax assets. If our underlying estimates and assumptions prove to be incorrect or if events occur that require us to revise our previous estimates or assumptions, our financial condition and results of operations may be materially adversely affected.

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

Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets. The Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was enacted on May 24, 2018 and provides certain limited amendments to the Dodd-Frank Act as well as other modifications to certain post-crisis regulatory requirements. The EGRRCPA will likely decrease the overall regulatory burden on institutions like Cadence; however, the ultimate impact is uncertain at this time and will depend on the implementation of the law by the federal banking agencies.

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

The Federal Reserve, the FDIC, the OCC, and the CFPB periodically examine our business, including our compliance with laws and regulations, and we may become subject to other regulatory agency examinations in the future. If, as a result of an examination, a federal banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may require us to take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth by preventing us from acquiring other financial institutions or limiting our ability to expand our business by engaging in new activities, to change the asset composition of our portfolio or balance sheet, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business, financial condition and results of operations.

Our FDIC deposit insurance premiums and assessments may increase.

The deposits of the Bank are insured by the FDIC up to legal limits and, accordingly, subject to the Bank’s payment of FDIC deposit insurance assessments. The Bank’s regular assessments are calculated under the large bank pricing rule using its average consolidated total assets minus average tangible equity as well as by risk classification, which includes regulatory capital levels. To maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund (“DIF”), the FDIC increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. The FDIC also imposed a temporary surcharge on insured depository institutions with assets of at least $10 billion. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates, or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

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

The stock market and the market for financial institution stocks, have experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our Class A common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our Class A common stock, which could make it difficult to sell your shares at the volume, prices and times desired.

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

Shares of our Class A common stock are subject to dilution.

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

Our articles of incorporation and bylaws include provisions that could impede a takeover of the Company.

Certain provisions of our articles of incorporation and bylaws could delay, defer, or prevent a third party from acquiring control of our organization or conduct a proxy contest, even if those events were perceived by many of our shareholders as beneficial to their interests. These provisions:

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

These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including when our shareholders might otherwise receive a premium over the market price of our shares. At the 2020 Annual Shareholders Meeting, certain amendments to the Company’s Articles of Incorporation and By-Laws are subject to shareholder vote. These amendments: (a) declassify the Board of Directors beginning in 2021, at which time each director on the ballot for election would be elected to a one-year term following the expiration of such director’s existing term and (b) eliminate the requirement for a supermajority vote in order to amend the By-Laws and replace the requirement with a majority vote standard.

Shares of our Class A common stock are not deposits insured by the FDIC and are subject to risk of loss.

Shares of our Class A common stock are not deposit accounts and are not insured the FDIC or any other government agency and are subject to investment risk, including the possible loss of your investment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our main office is located at 2800 Post Oak Boulevard, Suite 3800, Houston, Texas 77056. In addition to our main office, which is leased, as of December 31, 2019, we operate from 98 branch offices located in Texas, Alabama, Florida, Georgia, Mississippi, and Tennessee, of which 31 are leased, 79 are in free standing facilities, 79 provide for drive-up access, and most are equipped with ATMs. Additionally, throughout our footprint, we operate three operations centers (one leased, two owned), leased trust offices, leased mortgage offices, leased Linscomb & Williams offices, and leased lending offices with most of these located within our branch offices.

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

Cadence Securities Class Action Litigation.  On September 16, 2019, a Cadence Bancorporation shareholder filed a putative class action complaint against Cadence Bancorporation and certain senior officers.  Following consolidation of a related matter and appointment of lead plaintiffs, the lead plaintiffs filed an amended complaint on January 31, 2020, which asserted claims under Sections 10(b) and 20 of the Securities Exchange Act on behalf of a putative class of persons and entities that purchased or otherwise acquired Cadence Bancorporation securities between July 23, 2018, and January 23, 2020, inclusive.  The amended complaint alleges that Cadence Bancorporation and the individual defendants made materially misleading statements about the credit quality of Cadence Bancorporation’s loan portfolio, did not timely charge off bad debt or record sufficient loss provisions to reserve against the risk of loss, and maintained an inadequate allowance for credit losses.  The consolidated case is captioned Frank Miller et al. v. Cadence Bancorporation et al., Case No. H-19-3492-LNH, in the United States District Court for the Southern District of Texas.  Cadence Bancorporation and the individual defendants intend to file a motion to dismiss and to mount a vigorous defense.  The case is in its preliminary stages, discovery has not yet commenced, and it is not possible at this time to estimate the likelihood or amount of any potential damages exposure.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

Our Class A common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “CADE” since April 13, 2017. The NYSE is the principal U.S. market where our Class A common stock is traded.

Dividend Policy

During 2019, we declared four quarterly dividends of $0.175 per share of our Class A common stock for an annual total of $0.70. On February 4, 2020, our Board of Directors declared a quarterly dividend of $0.175 per share of outstanding common stock, payable on February 25, 2020 to shareholders of record on the close of business on February 18, 2020.

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

Because we are a financial holding company and do not engage directly in business activities of a material nature, our ability to pay dividends to our shareholders depends, in large part, upon our receipt of dividends from Cadence Bank, which is also subject to numerous limitations on the payment of dividends under federal banking laws, regulations and policies. See “Supervision and Regulation—Bank Regulation—Standards for Safety and Soundness.”

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item is incorporated herein by reference to the information under the caption “Equity Compensation Plan Information” in our Proxy Statement for the 2020 Annual Meeting of Shareholders (“2020 Proxy Statement”).

Issuer Purchases of Equity Securities

In October 2018, the Company’s Board of Directors authorized a share repurchase program in an amount of up to $50 million as part of the Company’s overall capital management strategies. On December 21, 2018, the Board approved an amendment to the repurchase program providing for the purchase of up to 4,310,000 shares not to exceed an aggregate purchase of $81 million, subject to receipt of required regulatory approvals. In July 2019, the Board authorized a new share repurchase program in an amount of up to $50 million. As of December 31, 2019, the Company had repurchased approximately 5.4 million shares of common stock at a cost of $101.1 million.

The following table presents information related to issuer purchases of equity securities during the fourth quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Be Purchased Under Publicly Announced Plans or Programs
October 2019	256,708	$15.56	256,708	$35,821,841
November 2019	—	$0.00	—	$35,821,841
December 2019	353,613	$16.66	353,613	$29,931,000

Performance Graph

The performance graph below compares the cumulative total shareholder return on Cadence Bancorporation Class A common stock with the cumulative total return on the equity securities of companies included in the Standard & Poor’s 500 Stock Index and the KBW NASDAQ Regional Bank Index, measured at the last trading day of each period shown. The graph assumes an investment of $100 on April 13, 2017 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

Index	04/13/17	06/30/17	12/31/17	06/30/18	12/31/18	06/30/19	12/31/19
Cadence Bancorporation	100.00	101.53	125.85	135.15	79.55	100.37	89.47
S&P 500 Index	100.00	104.50	116.43	119.52	111.33	131.97	146.38
KBW NASDAQ Regional Banking Index	100.00	106.62	112.10	116.32	92.48	105.08	114.50

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data for the years presented. The selected historical financial data as of and for each of the years in the period ended December 31, 2019 have been derived from our audited consolidated financial statements. The historical consolidated financial information presented below contains financial measures that are not presented in accordance with generally accepted accounting principles (“GAAP”) in effect in the United States and which have not been audited. See “Non-GAAP Financial Measures.”

You should read the following information, together with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report.

	As of and for the Year Ended December 31,
(In thousands, except share and per share data)	2019	2018	2017	2016	2015
Statement of Income Data:
Net income	$201,958	$166,261	$102,353	$65,774	$39,256
Net interest income	651,173	387,741	326,216	279,439	247,778
Noninterest income	130,925	87,008	90,052	81,976	79,437
Noninterest expense	408,770	258,301	233,356	220,180	232,332
Provision for credit losses	111,027	12,700	9,735	49,348	35,984
Efficiency ratio (1)	52.27%	53.55%	54.77%	59.86%	70.90%
Adjusted efficiency ratio (1)	48.64%	49.56%	54.12%	60.41%	70.20%
Per Share Data:
Earnings
Basic	$1.56	$1.99	$1.26	$0.88	$0.52
Diluted	1.56	1.97	1.25	0.87	0.52
Book value per common share	19.29	17.43	16.25	14.41	14.06
Tangible book value (1)	14.65	13.62	12.33	9.97	9.53
Weighted average common shares outstanding
Basic	128,913,962	83,562,109	81,072,945	75,000,000	75,000,000
Diluted	129,017,599	84,375,289	81,605,015	75,294,600	75,116,100
Cash dividends declared	$0.700	$0.550	$—	$—	$—
Dividend payout ratio	44.87%	27.64%	—%	—%	—%
Performance Ratios:
Return on average common equity	8.51%	12.07%	8.16%	6.01%	3.78%
Return on average tangible common equity (1)	12.40	15.93	11.40	9.23	6.41
Return on average assets	1.14	1.45	1.02	0.71	0.47
Net interest margin	4.00	3.61	3.57	3.30	3.29
Period-End Balance Sheet Data:
Investment securities, available-for-sale	$2,368,592	$1,187,252	$1,257,063	$1,133,780	$720,810
Total loans, net of unearned income	12,983,655	10,053,923	8,253,427	7,432,711	6,916,520
Allowance for credit losses ("ACL")	119,643	94,378	87,576	82,268	79,783
Total assets	17,800,229	12,730,285	10,948,926	9,530,888	8,811,511
Total deposits	14,742,794	10,708,689	9,011,515	8,016,749	6,987,351
Total shareholders’ equity	2,460,846	1,438,274	1,359,056	1,080,498	1,054,208
Asset Quality Ratios:
Total nonperforming assets ("NPAs") to total loans and OREO and other NPAs	0.97%	0.82%	0.85%	2.22%	1.48%
Total ACL to total loans	0.92	0.94	1.06	1.11	1.15
ACL to total nonperforming loans ("NPLs")	100.07	127.12	183.62	63.80	114.25
Net charge-offs to average loans	0.63	0.06	0.06	0.65	0.15
Capital Ratios:
Total shareholders’ equity to assets	13.8%	11.3%	12.4%	11.3%	12.0%
Tangible common equity to tangible assets (1)	10.9	9.1	9.7	8.1	8.4
Common equity tier 1 (CET1)	11.5	9.8	10.6	8.8	8.7
Tier 1 leverage capital	10.3	10.1	10.7	8.9	9.2
Tier 1 risk-based capital	11.5	10.1	10.9	9.2	9.0
Total risk-based capital	13.7	11.8	12.8	11.2	11.1

(1)	Considered a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

NON-GAAP fINANCIAL mEASURES

We identify “efficiency ratio,” “adjusted efficiency ratio,” “adjusted noninterest expense,” “adjusted noninterest income,” “adjusted operating revenue,” “tangible common equity,” “tangible common equity ratio,” “return on average tangible common equity,” “adjusted return on average tangible common equity,” “tangible book value per share,” “adjusted return on average assets,” “adjusted net income,” “adjusted net income allocated to common stock,” “tangible net income,” “adjusted tangible net income,” “adjusted diluted earnings per share” and “adjusted pre-tax pre-provision net earnings” as “non-GAAP financial measures.” In accordance with the SEC’s rules, we identify certain financial measures as non-GAAP financial measures if such financial measures exclude or include amounts in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles (“GAAP”) in effect in the United States in our statements of income, balance sheet or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures, ratios or statistical measures calculated using exclusively financial measures calculated in accordance with GAAP.

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

Return on average tangible common equity is defined as tangible net income divided by average tangible common equity. Adjusted return on average tangible common equity is defined as adjusted tangible net income divided by average tangible common equity. We believe the most directly comparable GAAP financial measure is the return on average common equity.

Tangible net income is defined as net income plus intangible asset amortization, net of tax. Adjusted tangible net income is defined as net income plus intangible asset amortization, net of tax, plus non-routine item, net of tax. Non-routine items include merger related expenses, gain on acquired loans, net securities gains, pension plan termination expense, reevaluation of receivables from sale of insurance assets, and other non-routine expenses.

Adjusted net income is defined as net income plus or minus total non-routine items, net of tax. Non-routine items include merger related expenses, gain on acquired loans, net securities gains, pension plan termination expense, reevaluation of receivables from sale of insurance assets, and other non-routine income and expenses. We believe the most directly comparable GAAP financial measure is net income.

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

The following table is a reconciliation of our Non-GAAP measures to the most directly comparable GAAP financial measure:

	As of and for the Year Ended December 31,
(In thousands, except share and per share data)	2019	2018	2017	2016	2015
Efficiency ratio
Noninterest expenses (numerator)	$408,770	$258,301	$233,356	$220,180	$232,332
Net interest income	$651,173	$387,741	$326,216	$279,439	$247,778
Noninterest income	130,925	94,638	99,874	88,403	79,903
Operating revenue (denominator)	$782,098	$482,379	$426,090	$367,842	$327,681
Efficiency ratio	52.27%	53.55%	54.77%	59.86%	70.90%
Adjusted efficiency ratio
Noninterest expenses	$408,770	$258,301	$233,356	$220,180	$232,332
Less: merger related expenses	28,497	2,983	—	—	—
Less: secondary offerings expenses	—	4,552	1,302	—	—
Less: specially designated bonuses	—	9,795	—	—	—
Less: pension plan termination expense	1,225	—	—	—	—
Less: other non-routine expenses(1)	—	3,423	1,964	238	2,074
Adjusted noninterest expenses (numerator)	$379,048	$237,548	$230,090	$219,942	$230,258
Net interest income	$651,173	$387,741	$326,216	$279,439	$247,778
Noninterest income	130,925	94,638	99,874	88,403	79,903
Plus: revaluation of receivable from sale of insurance assets	2,000	—	—	—	—
Less: gain on sale of insurance assets	—	4,871	1,093	—	—
Less: gain on sale of acquired loans	2,777	—	—	—	—
Less: Losses on sale of branches	—	—	—	—	(1,501)
Less: securities gains (losses), net	2,018	(1,853)	(146)	3,736	1,171
Adjusted noninterest income	128,130	91,620	98,927	84,667	80,233
Adjusted operating revenue (denominator)	$779,303	$479,361	$425,143	$364,106	$328,011
Adjusted efficiency ratio	48.64%	49.56%	54.12%	60.41%	70.20%
Tangible common equity ratio
Shareholders’ equity	$2,460,846	$1,438,274	$1,359,056	$1,080,498	$1,054,208
Less: goodwill and other intangible assets, net	(590,949)	(314,400)	(328,040)	(332,691)	(339,223)
Tangible common shareholders’ equity	1,869,897	1,123,874	1,031,016	747,807	714,985
Total assets	17,800,229	12,730,285	10,948,926	9,530,888	8,811,511
Less: goodwill and other intangible assets, net	(590,949)	(314,400)	(328,040)	(332,691)	(339,223)
Tangible assets	$17,209,280	$12,415,885	$10,620,886	$9,198,197	$8,472,288
Tangible common equity ratio	10.87%	9.05%	9.71%	8.13%	8.44%
Tangible book value per share
Shareholders’ equity	$2,460,846	$1,438,274	$1,359,056	$1,080,498	$1,054,208
Less: goodwill and other intangible assets, net	(590,949)	(314,400)	(328,040)	(332,691)	(339,223)
Tangible common shareholders’ equity	$1,869,897	$1,123,874	$1,031,016	$747,807	$714,985
Common shares outstanding	127,597,569	82,497,009	83,625,000	75,000,000	75,000,000
Tangible book value per share	$14.65	$13.62	$12.33	$9.97	$9.53

(1)

Other non-routine expenses for 2018 included expenses related to the sale of the assets of our insurance company and legal costs associated with litigation related to a pre-acquisition matter of a legacy acquired bank that has been resolved. 2017 non-routine expenses represent additional expenses for the aforementioned legal matter. 2016 and 2015 non-routine expenses represent amounts related to branch closures.

	As of and for the Year Ended December 31,

(In thousands, except share and per share data)	2019	2018	2017	2016	2015
Return on average tangible common equity
Average common equity	$2,373,856	$1,377,471	$1,253,861	$1,093,604	$1,038,680
Less: average intangible assets	(598,546)	(320,232)	(330,411)	(336,054)	(343,566)
Average tangible common shareholders’ equity	$1,775,310	$1,057,239	$923,450	$757,550	$695,114
Net income	$201,958	$166,261	$102,353	$65,774	$39,256
Plus: intangible asset amortization, net of tax	18,240	2,112	2,941	4,116	5,312
Tangible net income	$220,198	$168,373	$105,294	$69,890	$44,568
Return on average tangible common equity	12.40%	15.93%	11.40%	9.23%	6.41%
Adjusted return on average tangible common equity
Average tangible common shareholders’ equity	$1,775,310	$1,057,239	$923,450	$757,550	$695,114
Tangible net income	$220,198	$168,373	$105,294	$69,890	$44,568
Non-routine items:
Plus: merger related expenses	28,497	2,983	—	—	—
Plus: secondary offering expenses	—	4,552	1,302	—	—
Plus: specially designated bonuses	—	9,795	—	—	—
Plus: pension plan termination expense	1,225	—	—	—	—
Plus: other non-routine expenses(1)	—	3,423	1,964	238	2,074
Plus: revaluation of receivable from sale of insurance assets	2,000	—	—	—	—
Less: Losses on sale of branches	—	—	—	—	(1,501)
Less: gain on sale of insurance assets	—	4,871	1,093	—	—
Less: gain on sale of acquired loans	2,777	—	—	—	—
Less: securities gains (losses), net	2,018	(1,853)	(146)	3,736	1,171
Tax expense:
Plus: One-time tax change related to Tax Reform	—	—	19,022	—	—
Less: benefit of legacy loan bad debt deduction for tax	—	5,991	—	—	—
Less: income tax effect of tax deductible non-routine items	5,756	3,157	376	(1,294)	889
Total non-routine items, after tax	21,171	8,587	20,965	(2,204)	1,515
Adjusted tangible net income	$241,369	$176,961	$126,259	$67,686	$46,083
Adjusted return on average tangible common equity	13.60%	16.74%	13.67%	8.93%	6.63%
Adjusted return on average assets
Average assets	17,689,126	11,498,013	$10,020,036	$9,271,629	$8,274,900
Net income	$201,958	$166,261	$102,353	$65,774	$39,256
Return on average assets	1.14%	1.45%	1.02%	0.71%	0.47%
Net income	$201,958	$166,261	$102,353	$65,774	$39,256
Total non-routine items, after tax	21,171	8,587	20,965	(2,204)	1,515
Adjusted net income	$223,129	$174,848	$123,318	$63,570	$40,771
Adjusted return on average assets	1.26%	1.52%	1.23%	0.69%	0.49%

Adjusted diluted earnings per share
Diluted weighted average common shares outstanding	129,017,599	84,375,289	81,605,015	75,294,600	75,116,100
Net income allocated to common stock	$201,275	$166,064	$102,353	$65,774	$39,256
Total non-routine items, after tax	21,171	8,587	20,965	(2,204)	1,515
Adjusted net income allocated to common stock	$222,446	$174,651	$123,318	$63,570	$40,771
Adjusted diluted earnings per share	$1.72	$2.07	$1.51	$0.84	$0.54
Adjusted pre-tax, pre-provision net earnings
Income before taxes	$262,301	$211,378	$182,999	$98,314	$59,365
Plus: Provision for credit losses	111,027	12,700	9,735	49,348	35,984
Plus: Total non-routine items before taxes	26,927	17,735	2,319	(3,498)	2,404
Adjusted pre-tax, pre-provision net earnings	$400,255	$241,813	$195,053	$144,164	$97,753

(1)       Other non-routine expenses for 2018 included expenses related to the sale of the assets of our insurance company and legal costs associated with litigation related to a pre-acquisition matter of a legacy acquired bank that has been resolved. 2017 non-routine expenses represent additional expenses for the aforementioned legal matter. 2016 and 2015 non-routine expenses represent amounts related to branch closures.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis presents our results of operations and financial condition on a consolidated basis.  This discussion should be read in conjunction with the consolidated financial statements, accompanying notes and supplemental financial data included herein. Because we conduct our material business operations through our bank subsidiary, Cadence Bank, N.A., the discussion and analysis relate to activities primarily conducted by the Bank. We generate most of our revenue from interest on loans and investments and fee-based revenues. Our primary source of funding for our loans is deposits. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance primarily through our net income, pre-tax and pre-loan provision earnings, net interest margin, efficiency ratio, ratio of allowance for credit losses to total loans, return on average assets and return on average equity, among other metrics, while maintaining appropriate regulatory capital ratios.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic market areas;
•	economic, market, operational, liquidity, credit and interest rate risks associated with our business;
•	deteriorating asset quality and higher loan charge-offs;
•	the laws and regulations applicable to our business;
•	our ability to achieve organic loan and deposit growth and the composition of such growth;
•	increased competition in the financial services industry;
•	our ability to maintain our historical earnings trends;
•	our ability to raise additional capital to implement our business plan;
•	material weaknesses in our internal control over financial reporting;
•	systems failures or interruptions involving our information technology and telecommunications systems or third-party servicers;
•	the composition of our management team and our ability to attract and retain key personnel;
•	our ability to monitor our lending relationships;
•	the composition of our loan portfolio, including the identity of our borrowers and the concentration of loans in energy-related industries and in our specialized industries;
•	the portion of our loan portfolio that is comprised of participations and shared national credits;

•	the amount of nonperforming and criticized assets we hold;
•	our ability to identify potential candidates for, consummate, and achieve synergies resulting from, potential future acquisitions;
•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;
•	environmental liability associated with our lending activities;
•	the geographic concentration of our markets in Texas and the southeast United States;
•	the commencement and outcome of litigation and other legal proceedings against us or to which we may become subject;
•

changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), and other changes pertaining to banking, securities, taxation, rent regulation and housing, financial accounting and reporting, environmental protection, and the ability to comply with such changes in a timely manner;

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve Board;
•	requirements to remediate adverse examination findings;
•	changes in the scope and cost of FDIC deposit insurance premiums;
•	implementation of regulatory initiatives regarding regulatory capital requirements that may require heightened capital;
•	changes in accounting principles, policies, practices, or guidelines;
•	our success at managing the risks involved in the foregoing items;
•	our modeling estimates related to an increased interest rate environment;
•	natural disasters, war, or terrorist activities; and
•	other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services.

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

Overview

Cadence Bancorporation is a financial holding company and a Delaware corporation headquartered in Houston, Texas, and is the parent company of Cadence Bank, National Association. With $17.8 billion in assets, $13.0 billion in total loans (net of unearned discounts and fees), $14.7 billion in deposits and $2.5 billion in shareholders’ equity as of December 31, 2019, we operate a network of 98 branch locations across Texas, Alabama, Florida, Georgia, Mississippi, and Tennessee. We focus on middle-market commercial lending, complemented by retail banking and wealth management services, and provide a broad range of banking services to businesses, high net worth individuals and business owners.

On January 1, 2019, we acquired all the outstanding stock of State Bank Financial Corporation (“State Bank”), headquartered in Atlanta, Georgia, the bank holding company for State Bank and Trust Company. State Bank shareholders received 1.271 shares of the Company’s Class A common stock in exchange for each share of State Bank common stock, resulting in the issuance of 49.2 million shares of our Class A common stock resulting in a total purchase price of $826.4 million. The primary reasons for the transaction were to expand our market presence into Georgia, create a more diverse business mix, enhance our funding base and leverage operating costs through economies of scale. The acquisition added $3.5 billion in loans and $4.1 billion in deposits as well as 32 branch locations throughout Georgia to our portfolio (see “Note 2 – Business Combinations” to the Consolidated Financial Statements).

On July 1, 2019, the Bank’s wholly owned subsidiary, Linscomb & Williams, Inc., acquired certain assets and assumed certain liabilities of Wealth and Pension Services Group, Inc., a fee-based investment advisory firm with its principal office in Atlanta, Georgia. The total purchase consideration paid was $8.0 million. During the third quarter of 2019, we recorded provisional identifiable intangible assets with an estimated fair value of $5.1 million, comprised primarily of customer relationships and noncompete agreements and goodwill of $2.6 million (see “Note 2 – Business Combination” to the Consolidated Financial Statements).

We operate Cadence Bancorporation through three operating segments: Banking, Financial Services and Corporate. Our Banking Segment, which represented approximately 97% of our total revenues for the three years in the period ended December 31, 2019, consists of our Commercial Banking, Retail Banking and Private Banking lines of business. Our Commercial Banking activities focus on commercial and industrial (“C&I”), community banking, business banking and commercial real estate lending and treasury management services. Within our Commercial Banking line of business, we focus on select industries, which we refer to as our “specialized industries,” in which we believe we have specialized experience and service capabilities. These industries include franchise restaurant, healthcare, and technology. Energy lending is also an important part of our business as energy production and energy related industries are meaningful contributors to the economy in our primary markets. In our Retail Banking business line, we offer a broad range of banking services through our branch network to serve the needs of consumers and small businesses. In our Private Banking business line, we offer banking services, such as deposit services and residential mortgage lending, to affluent clients and business owners. Our Financial Services Segment includes our Trust, Retail Brokerage and Investment Services. These businesses offer products independently to their own customers as well as to Banking Segment clients. Investment Services operates through the “Linscomb & Williams” name. The products offered by the businesses in our Financial Services Segment primarily generate non-banking service fee income. Our Corporate Segment reflects parent-only activities, including debt and capital raising, and intercompany eliminations.

We are focused on organic growth and expanding our position in our markets. We believe that our franchise is positioned for continued growth as a result of prudent lending in our markets through experienced relationship managers and a client-centered, relationship-driven banking model, and our focus and capabilities in serving specialized industries. We believe our continued growth is supported by (i) our attractive geographic footprint, (ii) the stable and cost-efficient deposit funding provided by our acquired franchises (each of which was a long-standing institution with an established customer network), (iii) our veteran board of directors and management team, (iv) our capital position, and (v) our credit quality and risk management processes.

Key Factors Affecting Our Business and Financial Statements

We believe our business and results of operations will be impacted in the future by various trends and conditions, including the following:

Interest rates: Based on our asset sensitivity over the past few years, our interest income has increased incrementally more than interest expense required to maintain and grow our deposits and funding sources. Recently, our balance sheet has become slightly liability sensitive. While historical trends in rising and falling rate environments can be used as a potential indicator for the necessity and pace of asset and deposit repricing, asset and deposit repricing may vary from historical trends and result in unexpected speeds than would have been experienced historically.

Banking laws and regulations: The banking industry continues to experience intense regulatory focus, and continual revision of rules and regulations. We anticipate that this environment of heightened scrutiny will continue for the industry and for Cadence Bank specifically, since we exceeded $10.0 billion in assets during the quarter ended September 30, 2017, which is included in the “mid-sized” bank category for supervision purposes. Above $10.0 billion in assets, Cadence Bank is subject to additional regulations, including regulation by the CFPB and being subject to the Durbin Amendment.

Asset quality: As our originated loan portfolio has grown and seasoned, our asset quality indicators have matured, including some recent negative trending within certain segments of our portfolio. We believe our underwriting practices are prudent and we strive to maintain long-term credit quality metrics that are favorable to peers.

Cost efficiency: Since 2011, we have invested significantly in our infrastructure, including our management, lending teams, systems and integration. As a result, our ratio of expenses to revenue was historically greater than that experienced by many of our peer financial institutions. The pace of normalized expense growth has increased at a slower rate than our revenue growth, which resulted in a meaningful declining trend in our efficiency ratio (as defined in “Non-GAAP Financial Measures”) since 2013. Given costs associated with the company’s growth trends and ongoing technology spend, this declining ratio trend may be slowed, reversed or not continue over a longer term.

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

Acquired loan accretion and costs: As a result of our acquisitions, we have recognized accretion in our interest income as a result of the accretable difference on our acquired credit-impaired (“ACI”) loan portfolio. Total scheduled accretion reflected in interest income was approximately $30 million, $20 million and $23 million for the years ended December 31, 2019, 2018 and 2017, respectively. The increase in 2019 is related to the merger with State Bank. As these acquired portfolios are reduced through payoffs, paydowns, foreclosures or charge-offs, the scheduled accretion declines. (In addition to scheduled accretion, a portion of our accretion recognized in a period represents recovery income on non-pooled loans from higher cash flows received than were expected or received sooner than expected. These cash flows vary and are difficult to estimate.) Accordingly, we expect the proportion of our revenues attributable to scheduled accretion to continue to decline as the related assets are reduced and for the recovery income to trend downward in addition to the effects of  the adoption on January 1, 2020 of ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (referred to as “CECL”). Conversely, we expect the proportion of our revenues attributable to our organically originated portfolio will continue to increase. Total of credit loss provision related to the acquired loan portfolios (both ACI and ANCI) was $8.0 million in the year ended December 31, 2019 with a reversal of $(1.4) million and $(1.8) million for the years ended December 31, 2018 and 2017, respectively.

CECL: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (referred to as “CECL”). The effective date for CECL is January 1, 2020 and it will replace the current incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also eliminates existing guidance for ACI loans and requires recognition of the nonaccretable difference as an increase to the allowance for expected credit losses on financial assets purchased with more than insignificant credit deterioration since origination, which will be offset by an increase in the amortized cost of the related loans. For ACI loans accounted for under ASC 310-30 prior to adoption, the guidance in this amendment for purchase credit deteriorated assets will be prospectively applied. (see “Note 1 – Summary of Accounting Policies – Pending Accounting Policies” to the Consolidated Financial Statements).
We formed a cross-functional CECL implementation team that consists of representatives from finance, credit, and risk management. The team has progressed through its detailed project plan and timeline that has included limited parallel CECL runs in 2019. We are in the last stages of finalizing our key accounting policies, credit loss models, processes and the associated data requirements needed to meet the standard. We completed validation of the credit loss models in 2019.

We expect that the allowance related to our loans and commitments will increase as it is an estimate of credit losses over the full remaining expected life of the portfolio. Cadence intends to estimate losses through various models that include selected forecasted macroeconomic variables produced in a baseline macroeconomic scenario forecast provided by an external party. Based on current expectations of future economic conditions and the results from our models, we believe our allowance for credit losses on loans will increase up to 65% from our allowance for credit losses as of December 31, 2019, as disclosed in our consolidated financial statements. Approximately 68% of this increase is attributable to our originated portfolios with C&I and CRE at 38% and consumer at 30%. Our ACI and ANCI portfolios comprise approximately 32% of the increase.

The initial impact to regulatory capital is expected to be minimal; we plan to elect the transition provisions provided by the banking agencies and will phase-in the “Day One” regulatory capital effects resulting from adoption of CECL over the three-year period beginning January 1, 2020. The final impact depends on the characteristics of the portfolio as well as the macroeconomic conditions and forecasts upon adoption and other management judgments.

Capital

We manage capital to comply with our internal planning targets and regulatory capital standards. We monitor capital levels on an ongoing basis, perform periodic evaluations under stress scenarios and project capital levels in connection with our growth plans to ensure appropriate capital levels. We evaluate several capital ratios, including Tier 1 capital to total adjusted assets (the leverage ratio), Tier 1 capital and Common Equity Tier 1 capital to risk-weighted assets, and our tangible common equity ratio.

Summary of Results of Operations

Net income for 2019 totaled $202.0 million, a $35.7 million or 21.5% increase compared to $166.3 million for 2018. The primary drivers of the net increase included a $263.4 million increase in net interest income offset by a $98.3 million increase in provision expense and a $150.5 million increase in noninterest expense. The resulting earnings per diluted common share for 2019 was $1.56 compared to $1.97 for 2018.

The years 2019 and 2018 included non-routine revenues and expenses, primarily consisting of merger related expenses, specially designated bonuses, secondary offering expenses, gains and losses on sales of certain loans, insurance assets, and securities, and other items. These non-routine revenues and expenses resulted in adjusted net income(1) of $222.4 million for 2019, and $174.7 million for 2018. Adjusted diluted earnings per share(1) was $1.72 for 2019 and $2.07 for 2018.

Returns on average assets, common equity and tangible common equity(1) for 2019 were 1.14%, 8.51%, and 12.40%, respectively, compared to 1.45%, 12.07%, and 15.93%(1), respectively, for 2018. Adjusted returns(1) on average assets, common equity, and tangible common equity for 2019 were 1.26%, 9.40%, and 13.60%, respectively, and exclude the impact of the non-routine items noted above.

Net interest income was $651.2 million for 2019, a $263.4 million, or 67.9%, increase compared to 2018. Our net interest spread increased to 3.48% for 2019 compared to 3.17% for 2018, and the net interest margin increased 39 basis points to 4.00% from 3.61%. The increase in net interest margin primarily resulted from an increase in our earning assets from the merger with State Bank combined with changes in our balance sheet mix, derivative activities, funding costs, and accretion income.

Provision for credit losses increased $98.3 million to $111.0 million in 2019, compared to $12.7 million in 2018 (see “—Provision for Credit Losses” and “—Asset Quality”). The increase resulted primarily from increased charge-offs and adverse credit migration. Net charge-offs were 0.63% and 0.06% of average loans during 2019 and 2018, respectively.

Noninterest expense for 2019 increased $150.5 million or 58.3% to $408.8 million compared to $258.3 million during 2018. The increase from 2018 was largely due to the merger with State Bank. The majority of the increase were salaries and employee benefits, merger related expenses, premises and equipment, and intangible asset amortization. Noninterest expense in 2019 also included non-routine expenses of $28.5 million in merger related expenses and $1.2 million in pension plan termination expense. Noninterest expense in 2018 included $20.8 million in non-routine expenses including a specially designated bonus of $9.8 million, secondary offering expenses of $4.6 million, legal costs of $2.3 million related to a legacy bank litigation settlement, $1.1 million in expenses related to the sale of the assets of our insurance company, and $3.0 million in merger related expenses.

Our efficiency ratio(1) was 52.27% for 2019, an improvement over the 53.55% efficiency ratio for 2018. Our adjusted efficiency ratio(1) was 48.64% for 2019, an improvement over the 49.56% adjusted efficiency ratio for 2018. Adjusted efficiency ratios exclude the impact of the non-routine items.

_______

(1)	Considered a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measure.

Summary of Financial Condition

Our total loans, net of unearned income, increased $2.9 billion or 29.1% from December 31, 2018 to $13.0 billion at December 31, 2019, which was driven by the merger with State Bank adding $3.3 billion. The increase from the merger was offset by a decrease of $387.3 million in loans.

Total nonperforming assets (“NPAs”) as a percent of total loans, OREO and other NPAs increased to 0.97% compared to 0.82% as of December 31, 2018. NPAs totaled $125.5 million and $82.4 million as of December 31, 2019 and 2018, respectively. Our allowance for credit losses increased $25.3 million or 26.8%, to $119.6 million at December 31, 2019 and represented approximately 0.92% and 0.94% of total loans at December 31, 2019 and 2018, respectively.

Total deposits increased $4.0 billion or 37.7% to $14.7 billion at December 31, 2019.  Over the same period, noninterest-bearing deposits increased $1.4 billion or 56.2% and comprised 26.0% and 22.9% of total deposits at December 31, 2019 and 2018, respectively. Interest-bearing deposits increased $2.7 billion or 32.2% and comprised 74.0% and 77.1% of total deposits at December 31, 2019 and 2018, respectively. There was a decrease of $842.3 million in brokered deposits from December 31, 2018.

Our Tier 1 leverage ratio increased 26 basis points, total risk-based capital ratio increased 193 basis points and Tier 1 risk-based capital ratio increased 138 basis points from December 31, 2018. We met all capital adequacy requirements and both

Cadence and the Bank exceeded the requirements to be considered well-capitalized under regulatory guidelines as of December 31, 2019.

Business Segments

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

Our Financial Services Segment includes our Trust, Retail Brokerage, and Investment Services. These businesses offer products independently to their own customers as well as to Banking Segment clients. Investment Services operates through the “Linscomb & Williams” name. The products offered by the businesses in our Financial Services Segment primarily generate non-banking service fee income. Our Corporate Segment reflects parent-only activities, including debt and capital raising, and intercompany eliminations.

While this section reviews financial performance from a business segment perspective, it should be read in conjunction with the discussion of Results of Operations, and our consolidated financial statements and notes thereto for a full understanding of our consolidated financial performance.

Business segment results are determined based upon our management reporting process, which assigns balance sheet and income statement items to each of the business segments. The process is based on our organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions and the results are not necessarily prepared in accordance with generally accepted accounting principles.

The following table presents the operating results of our segments for the periods presented:

	Year Ended December 31, 2019
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$669,878	$(2,156)	$(16,549)	$651,173
Provision for credit losses	111,027	—	—	111,027
Noninterest income	88,098	41,580	1,247	130,925
Noninterest expense	361,874	34,281	12,615	408,770
Income tax expense (benefit)	66,090	714	(6,461)	60,343
Net income (loss)	$218,985	$4,429	$(21,456)	$201,958

	For the Year Ended December 30, 2018
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$407,674	$(2,307)	$(17,626)	$387,741
Provision for credit losses	12,700	—	—	12,700
Noninterest income	47,316	46,805	517	94,638
Noninterest expense	215,574	35,679	7,048	258,301
Income tax expense (benefit)	52,464	3,979	(11,326)	45,117
Net income (loss)	$174,252	$4,840	$(12,831)	$166,261

	For the Year Ended December 31, 2017
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$344,987	$(1,347)	$(17,424)	$326,216
Provision for credit losses	9,735	—	—	9,735
Noninterest income	51,286	47,956	632	99,874
Noninterest expense	194,212	36,178	2,966	233,356
Income tax expense (benefit)	88,417	2,000	(9,771)	80,646
Net income (loss)	$103,909	$8,431	$(9,987)	$102,353

Banking Segment

Our Banking Segment is our largest business segment and generates most of our net income. Net income for the Banking Segment was $219.0 million, $174.3 million, and $103.9 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Our Banking Segment’s net income is composed of net interest earned on our loan and investment portfolios, in addition to service fees and revenue from our deposit and loan customers. The Banking Segment expense includes all interest expense on our deposit accounts and other bank liabilities, operational and administrative expenses related to the business conducted in this segment, and the provision for credit losses on our loan portfolio. All these income and expense components, including noninterest expense, are discussed in greater detail elsewhere in this section.

Financial Services Segment

Our Financial Services Segment primarily generates non-banking fee revenue from trust services, insurance, investment and retail brokerage services. Net income for the Financial Services Segment was $4.4 million, $4.8 million and $8.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. The decline in net income from 2017 to 2018 is related to the sale of the assets of our insurance subsidiary in the second quarter of 2018. For additional discussion, please see “—Noninterest income” and “—Noninterest expense.”

Corporate Segment

The loss in our Corporate Segment is primarily driven by the interest expense on our corporate senior and subordinated debt. Net loss for the Corporate Segment was $21.5 million, $12.8 million, and $10.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. For additional discussion, please refer to “—Net interest income” and “—Borrowing.”

Results of Operations

Earnings

Our net income for 2019 totaled $202.0 million compared to $166.3 million and $102.4 million for 2018 and 2017, respectively.

•	Excluding non-routine items, adjusted net income(2) was $223.1 million for 2019, up $48.3 million or 27.6% from $174.8 million for 2018.
•

Net income per diluted share was $1.56 for 2019, a decrease of $0.41 per share or 20.8% as compared to $1.97 per share in the prior year.  Adjusted diluted earnings per share(2) for 2019 was $1.72 per share, a decrease of $0.35 per share or 16.9% as compared to $2.07 per share in the prior year.

•

Returns on average assets, common equity and tangible common equity(2) for 2019 were 1.14%, 8.51% and 12.40%, respectively, as compared to 1.45%, 12.07% and 15.93%, respectively, for the prior year.  Excluding total non-routine items, returns on average assets and average tangible common equity(2) were 1.26%(2) and 13.60%(2), respectively, for 2019.

The following table presents key earnings data for the periods indicated:

Table 1 – Key Earnings Data

	For the Years Ended December 31,
(In thousands, except per share data)	2019	2018	2017
Net income	$201,958	$166,261	$102,353
Net income per common share
- basic	1.56	1.99	1.26
- diluted (1)	1.56	1.97	1.25
Dividends declared per share	0.70	0.55	—
Dividend payout ratio	44.87%	27.64%	—%
Net interest margin	4.00	3.61	3.57
Net interest spread	3.48	3.17	3.27
Return on average assets	1.14	1.45	1.02
Return on average equity	8.51	12.07	8.16
Return on average tangible common equity (2)	12.40	15.73	11.08

(1)	Includes common stock equivalents of 103,637, 813,180, and 532,070 for 2019, 2018, and 2017, respectively.
(2)	Considered a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Net Interest Income

The largest component of our net income is net interest income, which is the difference between the income earned on interest earning assets and interest paid on deposits and borrowings. We manage our interest-earning assets and funding sources to maximize our net interest margin. (See “—Quantitative and Qualitative Disclosures about Market Risk” for a discussion regarding our interest rate risk). Net interest income is determined by the rates earned on our interest-earning assets, rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, the degree of mismatch and the maturity and re-pricing characteristics of our interest-earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents our net interest margin. The yield on our net earning assets less the yield on our interest-bearing liabilities represents our net interest spread.

Interest earned on our loan portfolio is the largest component of our interest income. Our originated and acquired non-credit impaired loans (“ANCI”) portfolios are presented at the principal amount outstanding net of deferred origination fees and unamortized discounts and premiums. Interest income is recognized based on the principal balance outstanding and the stated rate of the loan. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan. ANCI loans acquired through our acquisitions are initially recorded at fair value. Discounts or premiums created when the loans were recorded at their estimated fair values at acquisition are being accreted or amortized over the remaining term of the loan as an adjustment to the related loan’s yield (see “Note 2—Business Combinations” to our consolidated financial statements for additional information related to the State Bank acquisition).

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

The following table summarizes the amount of interest income related to our ACI portfolio for the periods presented:

Table 2 – ACI Interest Income

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Scheduled accretion for the period	$29,927	$19,813	$23,303
Recovery income for the period	4,632	2,247	8,148
Total interest realized on the ACI portfolio	$34,559	$22,060	$31,451
Yield on ACI Portfolio
Scheduled accretion for the period	10.93%	8.47%	8.02%
Recovery income for the period	1.69	0.96	2.80
Total yield on the ACI portfolio	12.62%	9.43%	10.82%

As of December 31, 2019, the weighted average contractual interest rate on the remaining active ACI portfolio loans was approximately 5.35%.

The following table is a rollforward of the accretable difference on our ACI portfolio for the periods indicated:

Table 3 – Accretable Difference Rollforward

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Balance at beginning of period	$67,405	$78,422	$98,728
Additions (1)	10,053	—	—
Accretion	(29,927)	(19,813)	(23,303)
Reclass from nonaccretable difference due to increases in expected cash flow	14,298	16,765	14,075
Other changes, net	(2,282)	(7,969)	(11,078)
Balance at end of period	$59,547	$67,405	$78,422

(1)	See “Note 2—Business Combinations” to our consolidated financial statements for additional information related to the State Bank acquisition.

Years Ended December 31, 2019 and 2018

Our net interest income, fully-tax equivalent (“FTE”), for 2019 and 2018 was $652.9 million and $390.3 million, respectively, an increase of $262.6 million. Our net interest margin for 2019 and 2018 was 4.00% and 3.61%, respectively, an increase of 39 basis points. The yield on our total loan portfolio increased 65 basis points to 5.81% for 2019 compared to 5.16% for 2018 due to an increase in the rate and volume. The following table sets forth the components of our FTE net interest income with the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for 2019 and 2018.

Table 4 – Rate/Volume Analysis

	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2019	2018	(Decrease)	Rate	Volume

Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated loans	$542,543	$435,007	$107,536	$32,367	$75,169
ANCI portfolio	219,183	13,077	206,106	3,870	202,236
ACI portfolio	34,559	22,060	12,499	8,301	4,198
Interest on securities:
Taxable	42,450	23,793	18,657	250	18,407
Tax-exempt (2)	7,983	12,077	(4,094)	(815)	(3,279)
Interest on fed funds and short-term investments	12,762	6,930	5,832	994	4,838
Interest on other investments	2,274	2,259	15	(551)	566
Total interest income	861,754	515,203	346,551	44,416	302,135
Expense from interest-bearing liabilities:
Interest on demand deposits	117,462	57,795	59,667	18,408	41,259
Interest on savings deposits	1,066	560	506	241	265
Interest on time deposits	69,550	42,093	27,457	8,656	18,801
Interest on other borrowings	8,704	14,678	(5,974)	(98)	(5,876)
Interest on subordinated debentures	12,121	9,799	2,322	(734)	3,056
Total interest expense	208,903	124,925	83,978	26,473	57,505
Net interest income	$652,851	$390,278	$262,573	$17,943	$244,630

(1)	The change in interest income due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
(2)	Interest income is presented on a tax equivalent basis using the Federal tax rate of 21% on our state, county and municipal investment portfolios.

Our FTE total interest income for 2019 totaled $861.8 million compared to $515.2 million for 2018. This increase is primarily the result of the loans acquired in the State Bank acquisition resulting in increased volume of interest income and accretion of purchase accounting discounts. Additionally, we experienced an increase in the average volume and yield of our originated loans as well, which reflects the impact of LIBOR and other index rates on our loan portfolio during the periods, partially mitigated by the effect of our February 2019 purchase of a $4.0 billion notional interest rate collar. The lower FTE yield on our tax-exempt securities reflects the decrease in average tax-exempt securities which began during the second quarter of 2018. This was offset by a higher volume of average investments in taxable securities.

The yield on our ACI portfolio fluctuates due to the volume and timing of cash flows received or expected to be received. The yield on our ACI portfolio for 2019 was 12.62% compared to 9.44% for 2018. During 2019, interest income on the ACI portfolio included $4.6 million in discount and recovery income compared to $2.2 million for 2018. These amounts were realized on certain individual loans that were settled before expected, or where we received amounts above our estimates. Excluding these amounts, the yield on our ACI loans would have been 10.93% for 2019 compared to 8.47% for 2018. Our total loan yield, excluding this recovery income, would have been 5.77% and 5.13% for 2019 and 2018, respectively.

Our interest expense for 2019 and 2018 was $208.9 million and $124.9 million, respectively, an increase of $84.0 million. This increase is primarily related to the increased volume in interest-bearing deposits assumed in the State Bank acquisition as well as organic growth in 2019. The increased expense also reflected the impact of higher index rates on our interest-bearing demand accounts and time deposits. Our cost of interest-bearing deposits increased to 1.68% for 2019 compared to 1.38% for 2018. Our cost of borrowings increased to 4.76% from 4.33% reflecting an increase in interest rates from the prior period but was more than offset by a net decrease of 22.7% in average borrowings. We were able to decrease average borrowings and brokered deposits through increased levels of average non-brokered deposits which included an increase of average demand deposits to 23.5% of total deposits compared to 22.7% in 2018.

The following table presents our average balance sheet and our average FTE yields on assets and average costs of liabilities for the years presented. Average FTE yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis, except for ACI loans, which is a monthly average.

Table 5 – Average Balances, Net Interest Income and Interest Yields/Rates

	For the Years Ended December 31,
	2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)
Originated loans	$10,053,507	$542,543	5.40%	$8,632,284	$435,007	5.04%
ANCI portfolio	3,387,367	219,183	6.47	250,522	13,077	5.22
ACI portfolio	273,857	34,559	12.62	233,796	22,060	9.43
Total loans	13,714,731	796,285	5.81	9,116,602	470,144	5.16
Investment securities
Taxable	1,568,599	42,450	2.71	888,341	23,793	2.68
Tax-exempt (2)	208,090	7,983	3.84	292,282	12,077	4.13
Total investment securities	1,776,689	50,433	2.84	1,180,623	35,870	3.04
Federal funds sold and short-term investments	759,026	12,762	1.68	465,554	6,930	1.49
Other investments	70,127	2,274	3.24	54,538	2,259	4.14
Total interest-earning assets	16,320,573	861,754	5.28	10,817,317	515,203	4.76
Noninterest-earning assets:
Cash and due from banks	115,268			79,560
Premises and equipment	128,448			62,841
Accrued interest and other assets	1,239,093			629,108
Allowance for credit losses	(114,256)			(90,813)
Total assets	$17,689,126			$11,498,013
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$7,983,237	$117,462	1.47%	$4,983,113	$57,795	1.16%
Savings deposits	253,170	1,066	0.42	181,194	560	0.31
Time deposits	2,960,921	69,550	2.35	2,119,543	42,093	1.99
Total interest-bearing deposits	11,197,328	188,078	1.68	7,283,850	100,448	1.38
Other borrowings	256,815	8,704	3.39	430,159	14,678	3.41
Subordinated debentures	180,371	12,121	6.72	135,499	9,799	7.23
Total interest-bearing liabilities	11,634,514	208,903	1.80	7,849,508	124,925	1.59
Noninterest-bearing liabilities:
Demand deposits	3,431,300			2,137,953
Accrued interest and other liabilities	249,456			133,081
Total liabilities	15,315,270			10,120,542
Shareholders' equity	2,373,856			1,377,471
Total liabilities and shareholders' equity	$17,689,126			$11,498,013
Net interest income/net interest spread		652,851	3.48%		390,278	3.17%
Net yield on earning assets/net interest margin			4.00%			3.61%
Taxable equivalent adjustment:
Investment securities		(1,678)			(2,537)
Net interest income		$651,173			$387,741
_____________________
(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2)	Interest income and yields are presented on an FTE basis using the Federal tax rate of 21% on our state, county, and municipal investment portfolios.

Years Ended December 31, 2018 and 2017

Our FTE net interest income for 2018 and 2017 was $390.3 million and $333.4 million, respectively, an increase of $56.9 million. Our net interest margin for 2018 and 2017 was 3.61% and 3.57%, respectively, an increase of 4 basis points. The yield on our total loan portfolio increased 57 basis points to 5.16% for 2018 compared to 4.59% for 2017 due to an increase in the rate and volume of our originated portfolio. The following table sets forth the components of our FTE net interest income with the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in FTE net interest income for 2018 and 2017:

	Years Ended December 31,
	2018 vs. 2017
	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2018	2017	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated and ANCI loans	$448,084	$327,857	$120,227	$56,509	$63,718
ACI portfolio	22,060	31,451	(9,391)	(3,706)	(5,685)
Interest on securities:
Taxable	23,793	18,089	5,704	1,916	3,788
Tax-exempt (2)	12,078	20,554	(8,476)	(3,276)	(5,201)
Interest on fed funds and short-term investments	6,930	3,336	3,594	1,638	1,956
Interest on other investments	2,258	2,774	(516)	(761)	246
Total interest income	515,203	404,061	111,142	52,320	58,822
Expense from interest-bearing liabilities:
Interest on demand deposits	57,795	27,030	30,765	26,430	4,335
Interest on savings deposits	560	456	104	105	(1)
Interest on time deposits	42,093	22,213	19,880	13,118	6,762
Interest on other borrowings	14,678	11,644	3,034	599	2,436
Interest on subordinated debentures	9,799	9,308	491	440	51
Total interest expense	124,925	70,651	54,274	40,692	13,583
Net interest income	$390,278	$333,410	$56,868	$11,628	$45,239
(1)	The change in interest income due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
(2)	Interest income is presented on an FTE basis using Federal tax rates of 21% and 35% for 2018 and 2017, respectively, on our state, county and municipal investment portfolios.

Our total FTE interest income for 2018 totaled $515.2 million compared to $404.1 million in 2017. This increase is primarily the result of an increase in the volume and yield of our originated loans. The yield on our originated loan portfolio reflects an increase in LIBOR and other index rates used in our loan portfolio. The lower FTE yield on our tax-exempts securities reflects the lower income tax rate of 21% in 2018 compared to 35% in 2017. In addition, the volume of our securities decreased during 2018 compared to 2017 due to the rebalancing of the municipal securities portfolio which occurred in the second quarter of 2018.

The yield on our ACI portfolio fluctuates due to the volume and timing of cash flows received or expected to be received. The yield on our ACI portfolio for 2018 was 9.44% compared to 10.82% for 2017. During 2018, interest income on the ACI portfolio included $2.2 million in discount and recovery income, compared to $8.1 million for 2017. These amounts were realized on certain individual loans that were settled before expected, or where we received amounts above our estimates. Excluding these recovery income amounts, the yield on our ACI loans would have been 8.47% for 2018 compared to 8.02% for 2017. Our total loan yield excluding these amounts would have been 5.13 % and 4.49% for 2018 and 2017.

Our interest expense for 2018 and 2017 was $124.9 million and $70.7 million, respectively, an increase of $54.3 million. This increase is primarily related to higher market rates on our interest-bearing demand accounts and time deposits. Our cost of interest-bearing deposits increased to 1.38% for 2018 compared to 0.80% for 2017. Our cost of borrowings increased to 4.33% from 4.25% reflecting an increase in interest rates from the prior year and a higher volume of short-term FHLB advances.

The following table presents our average balance sheet and our average FTE yields on assets and average costs of liabilities for the years presented. Average FTE yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis, except for ACI loans, which is a monthly average.

	Years Ended December 31,
	2018			2017
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)
Originated and ANCI loans	$8,882,806	$448,084	5.04%	$7,535,099	$327,857	4.35%
ACI portfolio	233,796	22,060	9.44	290,664	31,451	10.82
Total loans	9,116,602	470,144	5.16	7,825,763	359,308	4.59
Investment securities
Taxable	888,341	23,793	2.68	747,590	18,089	2.42
Tax-exempt (2)	292,282	12,077	4.13	408,229	20,554	5.03
Total investment securities	1,180,623	35,870	3.04	1,155,819	38,643	3.34
Federal funds sold and short-term investments	465,554	6,930	1.49	313,683	3,336	1.06
Other investments	54,538	2,259	4.14	49,781	2,774	5.57
Total interest-earning assets	10,817,317	515,203	4.76	9,345,046	404,061	4.32
Noninterest-earning assets:
Cash and due from banks	79,560			60,108
Premises and equipment	62,841			65,428
Accrued interest and other assets	629,108			640,075
Allowance for credit losses	(90,813)			(90,621)
Total assets	$11,498,013			$10,020,036
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$4,983,113	57,795	1.16	$4,360,252	27,030	0.62
Savings deposits	181,194	560	0.31	181,500	456	0.25
Time deposits	2,119,543	42,093	1.99	1,679,959	22,213	1.32
Total interest-bearing deposits	7,283,850	100,448	1.38	6,221,711	49,699	0.80
Other borrowings	430,159	14,678	3.41	358,413	11,644	3.25
Subordinated debentures	135,499	9,799	7.23	134,783	9,308	6.91
Total interest-bearing liabilities	7,849,508	124,925	1.59	6,714,907	70,651	1.05
Noninterest-bearing liabilities:
Demand deposits	2,137,953			1,965,070
Accrued interest and other liabilities	133,081			86,198
Total liabilities	10,120,542			8,766,175
Shareholders' equity	1,377,471			1,253,861
Total liabilities and shareholders' equity	$11,498,013			$10,020,036
Net interest income/net interest spread		390,278	3.17%		333,410	3.27%
Net yield on earning assets/net interest margin			3.61%			3.57%
Taxable equivalent adjustment:
Investment securities		(2,537)			(7,194)
Net interest income		$387,741			$326,216

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2)	Interest income and yields are presented on an FTE basis using Federal tax rates of 21% and 35% for 2018 and 2017, respectively, on our state, county, and municipal investment portfolios.

Provision for Credit Losses

The provision for credit losses is based on management’s quarterly assessment of the adequacy of our ACL which, in turn, is based on such factors as the composition of our loan portfolio and its inherent risk characteristics, the level of nonperforming loans and net charge-offs, historical loss data, local economic and credit conditions, the direction of collateral values, and regulatory guidelines. The provision for credit losses is charged against earnings in order to maintain our ACL, which reflects management’s best estimate of probable losses inherent in our loan portfolio at the balance sheet dates (see “—Allowance for Credit Losses”).

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

The provision for credit losses totaled $111.0 million for 2019 compared to $12.7 million and $9.7 million for 2018 and 2017, respectively. Approximately 77.2% of the 2019 provision related to loans incurring a charge-off during the year. Net charge-offs were $85.8 million or 0.63% of average loans for 2019 compared to $5.9 million or 0.06% for 2018. The 2019 charge-offs included: $44.0 million related to six General C&I non-SNC credits, $21.0 million related to five Restaurant credits; and $13.0 million related to three Energy credits.

The following is a summary of our provision for credit losses for the periods indicated presented by originated, ANCI and ACI portfolios:

Table 7 – Provision for Credit Losses

	Year Ended December 31,
(In thousands)	2019	2018	2017
Originated Loans
Commercial and industrial	$94,170	$16,306	$5,273
Commercial real estate	3,209	(1,113)	2,623
Consumer	3,155	(1,062)	3,044
Small business	2,474	(72)	568
Total originated loans	103,008	14,059	11,508
ANCI Loans
Commercial and industrial	1,250	(645)	613
Commercial real estate	1,060	(201)	(139)
Consumer	255	458	126
Small business	1,069	(199)	(199)
Total ANCI	3,634	(587)	401
ACI Loans
Commercial and industrial	1,249	47	(3)
Commercial real estate	3,287	(523)	(747)
Consumer	(151)	(296)	(1,424)
Total ACI	4,385	(772)	(2,174)
Total Loans
Commercial and industrial	96,669	15,708	5,883
Commercial real estate	7,556	(1,837)	1,737
Consumer	3,259	(900)	1,746
Small business	3,543	(271)	369
Total provision for credit losses	$111,027	$12,700	$9,735

Our originated and ANCI loan portfolios are divided into commercial and consumer segments. The commercial allowance estimate is driven by loan level risk ratings. The consumer allowance estimate uses pool level historical loss rates based on certain credit attributes. The primary driver of the ACL is the underlying credit quality of the loans, which have seen certain credit risk migration trends in 2019. The 2019 provision includes a $103.0 million provision related to the originated portfolio and $4.4 million related to the ANCI portfolio. Compared to 2018, the 2019 provision included increases in the commercial segments primarily in the General C&I, Restaurant and Energy portfolios.

Currently, Restaurant and certain leveraged loans in our commercial portfolios have elevated risk. However, we have taken steps to attempt to manage our risk in these categories. Our exposure to leveraged loans without moderators and to the Restaurant portfolio have declined since 2018. Our Energy portfolio is predominantly Midstream and we believe the risks in this segment of the portfolio are lower than other Energy segments. Our E&P portfolio underwritten post-2014 has also performed well and our Energy impaired loans are approximately $11.0 million.

The increase in criticized and classified assets may have slowed relative to the increases we had in the third quarter of 2019. We also believe that criticized and classified loans may have the opportunity to decline during 2020 with potential credit upgrades due to operating performance as well as potential pay downs from refinancing exceeding new migration into the criticized and classified loan categories. However, these reductions may be offset by any future negative migration of current pass rated loans.

We recognized $12.7 million in provision during 2018, which included $14.1 million provision related to the originated portfolio. The originated loan provision for 2018 is primarily attributable to robust loan growth, some credit migration within the General C&I and Restaurant portfolios, as well as some changes seen in the qualitative factors related to economic conditions such as oil prices and market volatility.

We recognized $9.7 million in provision during 2017, which included $11.5 million provision related to the originated portfolio. The originated loan provision for 2017 is primarily attributable to loan growth within the originated Specialty Lending and CRE portfolios, as well as some credit migration within the General C&I and Consumer portfolios as these loans become more seasoned.

The provision for credit losses (impairment reversal) on our ACI portfolio was $4.4 million for 2019 compared to $(0.8) million for 2018 and $(2.2) million for 2017. The 2019 provision resulted primarily from two commercial credits where there were reductions in estimated expected cash flows or cash received in settlement of the debt. The provision reversals in prior years are primarily related to changes in credit quality and payments received in excess of expected cash flows in the commercial real estate portfolio in 2018 and the residential real estate portfolio in  2017.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of income generated from the services we provide our customers.

Year Ended December 31, 2019 Compared to December 31, 2018

Noninterest income totaled $130.9 million for 2019 compared to $94.6 million for 2018. This increase in revenue is primarily attributable to the State Bank merger which provided additional markets for our products and services as well as two new revenue sources, SBA income and payroll processing revenue.

The following table compares noninterest income for 2019 and 2018:

Table 8 – Noninterest Income

	Year Ended December 31,
(In thousands)	2019	2018	% Change
Investment advisory revenue	$24,890	$21,347	16.6%
Trust services revenue	18,066	17,760	1.7
Service charges on deposit accounts	20,503	15,432	32.9
Credit related fees	21,265	16,124	31.9
Bankcard fees	8,486	5,951	42.6
Payroll processing revenue	5,149	—	NM
SBA income	7,232	—	NM
Other service fees	7,412	5,345	38.7
Securities gain (losses), net	2,018	(1,853)	NM
Other	15,904	14,532	9.4
Total noninterest income	$130,925	$94,638	38.3%

NM—not meaningful.

Investment Advisory Revenue. Our investment advisory revenue is comprised largely of investment management and financial planning revenues generated through our subsidiary L&W. Investment advisory revenue grew 16.6% during 2019 primarily due to an increase of 28.2% in assets under management supplemented by the July 2019 acquisition of a fee-based investments advisory firm based in Atlanta, Georgia.

Trust Services Revenue. We earn fees from our customers for trust services. Trust fees for 2019 were essentially unchanged from 2018.

Service Charges on Deposit Accounts. We earn fees from our customers for deposit-related services. For 2019, service charges and fees increased by $5.1 million. This 32.9% increase was largely due to the increased number of deposit accounts and customers resulting from the State Bank merger.

Credit-Related Fees. Our credit-related fees include fees related to credit advisory services, unfunded commitment fees, asset-based lending and letter of credit fees. For 2019, credit-related fees increased by  31.9% primarily from loan arrangement and other credit advisory fees due to increased volume, asset-based lending fees which is a new line of business resulting from the State Bank acquisition, and to the recognition of the purchase accounting mark related to unfunded commitments when those commitments expire without being drawn upon.

Bankcard Fees. Our bankcard fees are comprised of automated teller machine (“ATM”) network fees and debit card revenue. Our bankcard fees of $8.5 million for 2019 increased 42.6% compared to 2018 primarily due to the State Bank acquisition. This increase was partially mitigated by the limit on interchange fees imposed by the Durbin Amendment which became effective for us in the third quarter of 2018.

Payroll Processing Revenue. Payroll processing revenue represents a new source of revenue for us which we acquired in the State Bank acquisition.

SBA Income. Small Business Administration (“SBA”) income also represents a new source of revenue for us through the State Bank acquisition. This revenue consists of gains on sales of SBA loans, servicing fees, and other miscellaneous fees.

Other Service Fees. Our other service fees include retail services fees. For 2019 and 2018, other service fees totaled $7.4 million and $5.3 million, respectively. The 2019 increase resulted primarily from additional foreign exchange fees due to increased trading volume. Other fees  increased across the board due to the State Bank acquisition.

Other Noninterest Income. Other noninterest income increased by $1.4 million in 2019 primarily as a result of increased volume resulting from the State Bank acquisition. We also experienced increases in mortgage banking income, income from bank-owned life insurance, and gains on sales of commercial loans. These increases were partially offset by decreased insurance revenue from the sale of the insurance subsidiary assets in second quarter 2018 and the revaluation of the receivable related to that sale.

Year Ended December 31, 2018 Compared to December 31, 2017

Noninterest income totaled $94.6 million for 2018 compared to $99.9 million for 2017. This decrease in revenue is attributable to insurance revenue and bankcard fees.

The following table compares noninterest income for 2018 and 2017:

	Year Ended December 31,
(In thousands)	2018	2017	% Change
Investment advisory revenue	$21,347	$20,517	4.0%
Trust services revenue	17,760	19,264	(7.8)
Service charges on deposit accounts	15,432	15,272	1.0
Credit related fees	16,124	12,166	32.5
Insurance revenue	2,677	7,378	(63.7)
Bankcard fees	5,951	7,310	(18.6)
Mortgage banking income	2,372	3,731	(36.4)
Other service fees	5,345	4,414	21.1
Securities losses, net	(1,853)	(146)	NM
Other	9,483	9,968	(4.9)
Total noninterest income	$94,638	$99,874	(5.2)%

NM—not meaningful.

Investment Advisory Revenue. Our investment advisory revenue is comprised largely of investment management and financial planning revenues generated through our subsidiary L&W. Investment advisory revenue increased 4% for 2018 primarily due to growth in assets under management due to both new customer origination and portfolio/market improvements.

Trust Services Revenue. During 2018, trust fees declined by 7.8% primarily due to the transfer of certain deposit relationships from trust to treasury management. Additionally, the volatility in the equity markets and estate tax reform slowed the pace of personal trust growth.

Credit-Related Fees. Our credit-related fees primarily include fees related to credit advisory services and unfunded commitment fees. For 2018, credit-related fees increased by 32.5% primarily as a result of an increase in unfunded commitment and letter of credit fees resulting from growth in our commercial lending.

Insurance Revenue. The decrease of 63.7% in insurance revenue is the result of the sale of the assets of Cadence Insurance in the second quarter of 2018.

Bankcard Fees. Our bankcard fees are comprised of ATM network fees and debit card revenue. Our bankcard fees of $6.0 million for 2018 decreased 18.6% compared to 2017 primarily due to decreased interchange fee rates resulting from the imposition of the Durbin Amendment which limits these fees. The Durbin Amendment became effective for us in the third quarter of 2018 as a result of regulations associated with exceeding $10 billion in total assets.

Noninterest Expenses

Year Ended December 31, 2019 Compared to December 31, 2018

Noninterest expense was $408.8 million for 2019 compared to $258.3 million for 2018. The increase of $150.5 million or 58.3% for 2019 was driven by increases in salaries and benefits, merger related expenses, intangible asset amortizable, and other expenses related to organic growth of our business and growth from the State Bank merger.

The following table compares noninterest expense for 2019 and 2018:

Table 9 – Noninterest Expense

	Year Ended December 31,
(In thousands)	2019	2018	% Change
Salaries and employee benefits	$213,874	$154,905	38.1%
Premises and equipment	44,637	30,478	46.5
Merger related expenses	28,497	2,983	NM
Intangible asset amortization	23,862	2,755	NM
Data processing expense	13,013	8,775	48.3
Software amortization	13,352	5,929	125.2
Consulting and professional fees	10,301	13,285	(22.5)
Loan related expenses	2,383	3,145	(24.2)
FDIC insurance	5,394	4,645	16.1
Communications	5,116	2,773	84.5
Advertising and public relations	5,017	2,523	98.8
Legal expenses	1,608	3,732	(56.9)
Other	41,716	22,373	86.5
Total Noninterest Expense	$408,770	$258,301	58.3%

Salaries and Employee Benefits. Salaries and employee benefit costs are the largest component of noninterest expense and include employee salaries and commissions, incentive compensation, health insurance, benefit plans, and payroll taxes. Salaries and employee benefits increased $59.0 million or 38.1% for 2019, compared to 2018, largely due to the acquisition of State Bank and the resulting 58% increase in full-time equivalent employees. This increase in salaries and benefits was partially offset by lower incentive compensation impacted by lower results from performance targets in 2019. The following table provides additional detail of our salaries and employee benefits expense for the periods presented:

	Year Ended December 31,
(In thousands)	2019	2018	% Change
Salaries and employee benefits
Regular compensation	$136,312	$85,084	60.2%
Incentive compensation	45,174	50,932	(11.3)
Taxes and employee benefits	32,388	18,889	71.5%
Total salaries and employee benefits	$213,874	$154,905	38.1%

Premises and Equipment. Rent expense, depreciation, and maintenance costs comprise most of this expense. The 2019 increase of 46.5% resulted from additional facilities and equipment from the acquisition of State Bank.

Merger Related Expenses. In 2019, the Company incurred acquisition costs related to the acquisition of State Bank and the acquisition of W&P.  Merger related expenses were related to salaries and employee benefits, consulting and professional fees, and other expenses.

Intangible Asset Amortization. In connection with the acquisition of State Bank, we recorded core deposit and other intangible assets of approximately $117.0 million which are being amortized over a ten-year period for the core deposit intangibles and a ten to twenty-year period for the other intangibles. The third quarter 2019 acquisition of W&P resulted in additional other intangible assets of $5.1 million.

Data Processing. Data processing expense for our operating systems totaled $13.0 million for 2019, an increase of 48.3%.  The increase reflects growth in our business as well as implementations and enhancement of various technologies.

Consulting and Professional Services. For 2019, our consulting and professional services decreased $3.0 million or 22.5% compared to 2018. In 2019, merger related expenses included consulting and professional fees of $4.8 million.

FDIC Insurance. The FDIC insurance expense increased 16.1% due to the acquisition of State Bank and resulting increase to our balance sheet and risk profile under the Large Bank Pricing Rule. During the third and fourth quarters of 2019 we received total credits of $3.5 million from the FDIC related to assessments paid prior to reaching $10 billion in total assets which partially mitigated this increase. The FDIC assessment will vary between reporting periods as it is determined on various risk factors including credit, liquidity, composition of balance sheet, loan concentration, and regulatory ratings.

Communications. Communications expenses include all forms of communications such as telecommunications, as well as data communications. The 84.5% increase in 2019 resulted primarily from increased data communications costs due to our expanded footprint and facilities from the State Bank acquisition.

Advertising and Public Relations. Advertising and public relations expenses include costs to create marketing campaigns, purchase the various media space or time, conduct market research, and various sponsorships in our expanded markets. The acquisition of State Bank expanded Cadence into several of the largest Georgia markets which resulted in the 2019 increase of 98.8%.

Legal Expenses. Our legal expenses include fees paid to outside counsel related to general legal matters as well as loan resolutions. Legal expenses decreased 56.9% due to 2018 fees of $2.2 million associated with litigation related to a pre-acquisition matter of a legacy acquired bank. This matter was fully resolved in the first quarter of 2018.

Other Noninterest Expenses. These expenses include costs for insurance, supplies, travel education and training, and other operational expenses. Other noninterest expenses increased 86.5% with the increase occurring across all categories due to the acquisition of State Bank and the resulting costs of managing a larger company in a larger footprint.

Year Ended December 31, 2018 Compared to December 31, 2017

Noninterest expense was $258.3 million for 2018 compared to $233.4 million for 2017. The increase of $24.9 million or 10.7% for 2017 compared to 2016 reflects increases in our growth while maintaining our broad efforts to manage expenses.

The following table compares noninterest expense for 2018 and 2017:

	Year Ended December 31,
(In thousands)	2018	2017	% Change
Salaries and employee benefits	$154,905	$139,118	11.3%
Premises and equipment	30,478	28,921	5.4
Merger expenses	2,983	—	NM
Intangible asset amortization	2,755	4,652	(40.8)
Data processing expense	8,775	7,590	15.6
Software amortization	5,929	6,635	(10.6)
Consulting and professional fees	13,285	9,090	46.1
Loan related expenses	3,145	2,379	32.2
FDIC Insurance	4,645	4,275	8.7
Communications	2,773	2,837	(2.3)
Advertising and public relations	2,523	2,048	23.2
Legal expenses	3,732	4,274	(12.7)
Other	22,373	21,537	3.9
Total Noninterest Expense	$258,301	$233,356	10.7%

Salaries and Employee Benefits. Salaries and employee benefit costs are the largest component of noninterest expense and include employee payroll expense, incentive compensation, health insurance, benefit plans and payroll taxes. Salaries and employee benefits increased $15.8 million or 11.3% for 2018 compared to 2017, largely due to short and long-term incentive costs as salary expense remained relatively level. The increase in long-term incentive costs is related to achieving higher levels of performance targets and higher corporate valuation; the short-term incentive is related to business growth. The $9.8 million specially designated bonuses were granted by the Board of Directors after the Compensation Committee consulted with an independent compensation consultant who identified a strategy for a normalized approach to performance pay programs in comparison to peers and to enhance retention and continuity of senior management. Further, the specially designated bonuses recognized the multi-year performance of management and addressed a design feature of the 2016 performance stock unit awards that caused the awards to not vest despite management’s achievement of performance objectives underlying the awards. The following table provides additional detail of our salaries and employee benefits expense for the periods presented:

	Year Ended December 31,
(In thousands)	2018	2017	% Change
Salaries and employee benefits
Regular compensation	$85,084	$82,475	3.2%
Incentive compensation	50,932	38,696	31.6%
Taxes and employee benefits	18,889	17,947	5.2%
Total salaries and employee benefits	$154,905	$139,118	11.3%

Merger Related Expenses. In 2018, the Company incurred acquisition costs related to the then-pending merger with State Bank.

Premises and Equipment. Rent, depreciation and maintenance costs comprise most of the occupancy and equipment expenses, which increased 5.4% for 2018.

Intangible Asset Amortization. In connection with our acquisitions, we recorded core deposit and other customer intangible assets of approximately $66.0 million, which are being amortized on an accelerated basis over a seven- to ten-year period.

Data Processing. Data processing expense for our operating systems totaled $8.8 million for 2018, an increase of 15.6%.  The increase reflect growth in our business as well as implementations and enhancement of various technologies.

Consulting and Professional Services. For 2018, our consulting and professional services increased by $4.2 million or 46.1%, compared to 2017 as a result of the costs of secondary stock offerings and the engagement of outside consultants related to regulatory compliance and additional costs of being a public company.

FDIC Insurance. For 2018 and 2017, FDIC insurance expense totaled $4.6 million and $4.3, respectively. In the third quarter of 2018, we became subject to the Large Bank Pricing Rule for calculation of our insurance assessments due to reaching $10 billion in total assets.

Other Noninterest Expenses. Other noninterest expense categories remained consistent with modest increases in loan related expenses, advertising and public relations, offset by decreases in software amortization and legal expenses.

Income Tax Expense

Income tax expense for 2019 was $60.3 million compared to $45.1 million and $80.6 million for 2018 and 2017, respectively.

The effective tax rate was 23.0% for 2019 compared to 21.3% and 44.1% for 2018 and 2017, respectively. The increase in the effective tax rate for 2019 compared to 2018 was due to an increase in state tax expense, a decrease in tax exempt interest, and a one-time bad debt deduction on a legacy loan portfolio that occurred in 2018. The decrease in the effective tax rate for 2018 compared to 2017 was due to the decrease in the U.S. federal statutory income tax rate from 35% to 21% which became effective January 1, 2018, as a result of the Tax Cut and Jobs Act (“Tax Reform”) enacted on December 22, 2017.  See Note 12 to the Consolidated Financial Statements and “— Critical Accounting Policies and Estimates” for additional disclosures and discussion regarding income taxes.

Our effective tax rate is impacted by pre-tax income, tax-exempt income, and the increase in the cash surrender value of bank-owned life insurance. The effective tax rate is also affected by discrete items that may occur in any given period, but are not consistent from period to period, which may impact the comparability of the effective tax rate between periods.

At December 31, 2019, we had a net deferred income tax liability of $25.0 million compared to a net deferred asset of $33.2 million at December 31, 2018. The decrease in the net deferred asset was primarily due to certain purchase accounting adjustments recorded during the State Bank acquisition, changes in market conditions that impacted the mark to market deferred tax adjustments on securities available-for-sale and on cash flow hedges including the interest rate collar.

Financial Condition

The following table summarizes selected components of our balance sheet as of the periods indicated. Our acquisition of State Bank on January 1, 2019 had a significant impact on our balance sheet. See “Note 2—Business Combinations” to our consolidated financial statements for additional information related to the State Bank acquisition.

Table 10 – Financial Condition

	As of December 31,			Average Balance for the Year Ended December 31,
(In thousands)	2019	2018	2017	2019	2018	2017
Total assets	$17,800,229	$12,730,285	$10,948,926	$17,689,126	$11,498,013	$10,020,036
Total interest-earning assets	16,254,827	11,899,165	10,120,137	16,320,573	10,817,317	9,345,046
Total interest-bearing liabilities	11,281,263	8,726,443	7,239,564	11,634,514	7,849,508	6,714,907
Short-term and other investments	813,069	592,690	542,113	759,026	465,554	363,464
Securities available for sale	2,368,592	1,187,252	1,257,063	1,776,689	1,180,623	1,155,819
Loans, net of unearned income	12,983,655	10,053,923	8,253,427	13,714,731	9,116,602	7,825,763
Goodwill	485,336	307,083	317,817	484,003	311,494	317,817
Noninterest-bearing deposits	3,833,704	2,454,016	2,242,765	3,431,300	2,137,953	1,965,070
Interest-bearing deposits	10,909,090	8,254,673	6,768,750	11,197,328	7,283,850	6,221,711
Borrowings and subordinated debentures	372,173	471,770	470,814	437,186	565,658	493,196
Shareholders' equity	2,460,846	1,438,274	1,359,056	2,373,856	1,377,471	1,253,861

Investment Portfolio

Our securities available-for-sale portfolio increased by $1.2 billion or 99.5% during 2019. Approximately $393.7 million of securities available-for-sale were sold during 2019 and $352.5 million of securities matured or paid down. We purchased $1.2 billion in securities during 2019 with $800.0 million in the fourth quarter as a result of strong deposit growth combined with lower loan balances. Additionally, during 2019 we acquired $667.9 million in securities from the State Bank acquisition. At December 31, 2019, our securities portfolio was 14.6% of our total interest-earning assets and produced an average taxable equivalent yield of 2.84% for 2019 compared to 3.04% and 3.34% for 2018 and 2017, respectively.

The following table sets forth the fair value of the securities available-for-sale at the dates indicated:

Table 11 – Securities Available-for-Sale Portfolio

	As of December 31,			Percent Change
(In thousands)	2019	2018	2017	2019 vs 2018	2018 vs 2017
Securities available-for-sale:
U.S. Treasury securities	$—	$96,785	$96,844	(100.0)%	(0.1)%
Obligations of U.S. government agencies	69,106	61,007	81,224	13.3	(24.9)
Mortgage-backed securities ("MBS") issued or guaranteed by U.S. agencies:
Residential pass-through:
Guaranteed by GNMA	99,082	83,105	106,027	19.2	(21.6)
Issued by FNMA and FHLMC	1,435,497	585,201	430,422	145.3	36.0
Collateralized mortgage obligations	295,832	35,169	46,392	741.2	(24.2)
Commercial MBS	275,958	109,415	72,195	152.2	51.6
Total MBS	2,106,369	812,890	655,036	159.1	24.1
Obligations of states and municipal subdivisions	193,117	216,570	423,959	(10.8)	(48.9)
Total securities available-for-sale	$2,368,592	$1,187,252	$1,257,063	99.5%	(5.6)%

 See “—Maturity Distribution of Investment Securities,” for information regarding the contractual maturities and duration of our investment securities portfolio.

The following table summarizes the investment securities with unrealized losses determined to be temporarily impaired at December 31, 2019 by aggregated major security type and length of time in a continuous unrealized loss position:

Table 12 – Investment Securities with Unrealized Losses

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months		Total
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2019
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. government agencies	33,053	209	13,703	206	46,756	415
Mortgage-backed securities	708,991	4,466	61,506	588	770,497	5,054
Obligations of states and municipal subdivisions	—	—	—	—	—	—
Total	$742,044	$4,675	$75,209	$794	$817,253	$5,469

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

Loan Portfolio

We originate commercial and industrial loans, commercial real estate loans (including construction loans), residential mortgages and other consumer loans. A strong emphasis is placed on the commercial portfolio, consisting of commercial and industrial and commercial real estate loan types, with 74% and 75% of the portfolio residing in these loan types as of December 31, 2019 and 2018, respectively. Our commercial portfolio is further diversified by industry concentration and includes loans to clients in specialized industries, including restaurant, healthcare and technology. Additional commercial lending activities include energy, construction, general corporate loans, business banking and community banking loans. Also, with the acquisition of State Bank, we have added asset-based lending, lender finance, and Small Business Administration (“SBA”) lending. Mortgage, wealth management and retail make up the majority of the consumer portfolio.

Total loans increased $3.0 billion or 29.4% from December 31, 2018. The merger with State Bank added approximately $3.3 billion in held for investment loan balances. The increase from the merger was primarily offset by a decrease in our specialized lending. See “Note 2—Business Combinations” to our audited consolidated financial statements for additional information related to the State Bank acquisition.

The following table presents total loans outstanding by portfolio segment and class of financing receivable. Total loan balances include originated loans, ANCI loans, and ACI loans. The State Bank merger significantly increased the ANCI portfolio balances and to a lesser degree, the ACI portfolio. The subsequent tables present the ANCI and ACI loans separately.

Table 13 – Loan Portfolio

	Total Loans as of December 31,
(In thousands)	2019	2018	2017	2016	2015
Commercial and Industrial
General C&I	$3,979,193	$3,275,362	$2,746,454	$2,416,665	$2,383,348
Energy sector	1,427,832	1,285,775	935,371	939,369	1,067,990
Restaurant industry	993,397	1,096,366	1,035,538	864,085	626,197
Healthcare	472,307	539,839	416,423	445,103	461,903
Total commercial and industrial	6,872,729	6,197,342	5,133,786	4,665,222	4,539,438
Commercial Real Estate
Income producing	2,517,707	1,266,791	1,082,929	1,001,703	831,362
Land and development	254,965	63,948	75,472	71,004	64,546
Total commercial real estate	2,772,672	1,330,739	1,158,401	1,072,707	895,908
Consumer
Residential real estate	2,584,810	2,227,653	1,690,814	1,457,170	1,256,850
Other	93,175	67,100	74,922	68,689	93,293
Total consumer	2,677,985	2,294,753	1,765,736	1,525,859	1,350,143
Small Business Lending	734,237	266,283	221,855	193,641	151,342
Total (Gross of Unearned Discount and Fees)	13,057,623	10,089,117	8,279,778	7,457,429	6,936,831
Unearned Discount and Fees	(73,968)	(35,194)	(26,351)	(24,718)	(20,311)
Total (Net of Unearned Discount and Fees)	$12,983,655	$10,053,923	$8,253,427	$7,432,711	$6,916,520

	ANCI Loans as of December 31,
(In thousands)	2019	2018	2017	2016	2015
Commercial and Industrial
General C&I	$848,417	$49,517	$57,166	$47,592	$55,320
Energy sector	900	—	—	—	—
Restaurant industry	27,464	—	—	—	—
Healthcare	21,252	953	1,609	4,102	8,396
Total commercial and industrial	898,033	50,470	58,775	51,694	63,716
Commercial Real Estate
Income producing	1,083,628	7,100	14,503	18,354	27,185
Land and development	92,974	707	1,423	1,952	2,726
Total commercial real estate	1,176,602	7,807	15,926	20,306	29,911
Consumer
Residential real estate	367,927	280,995	112,669	145,747	190,794
Other	43,477	1,319	2,270	7,180	5,947
Total consumer	411,404	282,314	114,939	152,927	196,741
Small Business Lending	374,231	8,741	11,641	9,158	11,295
Total ANCI Loans	$2,860,270	$349,332	$201,281	$234,085	$301,663
As a % of Total Loans	21.90%	3.46%	2.43%	3.14%	4.35%

	ACI Loans as of December 31,
(In thousands)	2019	2018	2017	2016	2015
Commercial and Industrial
General C&I	$31,801	$16,807	$23,428	$31,709	$55,278
Restaurant industry	2,534	—	—	—	—
Healthcare	—	—	6,149	6,338	6,715
Total commercial and industrial	34,335	16,807	29,577	38,047	61,993
Commercial Real Estate
Income producing	66,775	65,427	79,861	96,673	129,914
Land and development	12,201	—	—	1,497	4,581
Total commercial real estate	78,976	65,427	79,861	98,170	134,495
Consumer
Residential real estate	100,133	120,495	149,942	186,375	235,131
Other	826	546	1,180	1,690	2,525
Total consumer	100,959	121,041	151,122	188,065	237,656
Small Business Lending	14,364	—	—	—	—
Total ACI Loans	$228,634	$203,275	$260,560	$324,282	$434,144
As a % of Total Loans	1.75%	2.01%	3.15%	4.35%	6.26%

Commercial and Industrial. Total C&I loans increased by $675.4 million or 10.9% during 2019 and represented 52.6% of the total loan portfolio at December 31, 2019, compared to 61.4% of total loans at December 31, 2018. The increase resulted from our merger with State Bank.

          General C&I. As of December 31, 2019, our general C&I category included loans to the following industries: finance and insurance, professional services, durable manufacturing, commodities excluding energy, contractors, consumer services, and other. Generally, C&I loans typically provide working capital, equipment financing, and financing for expansion and are generally secured by assignments of corporate assets including accounts receivable, inventory, and/or equipment.

Energy. Our energy team is comprised of experienced lenders with significant product expertise and long-standing relationships. Additionally, energy production and energy related industries are substantial contributors to the economies in the Houston metropolitan area and the state of Texas. We strive for a rigorous and thorough approach to energy underwriting and credit monitoring. The allowance for credit losses was $12.7 million for our energy loans or 0.89% of the energy portfolio as of December 31, 2019 compared to $7.3 million or 0.57% as of December 31, 2018 (see “—Provision for Credit Losses” and “—Allowance for Credit Losses”). As of December 31, 2019, we had $9.8 million of nonperforming energy credits compared to $20.7 million of nonperforming energy credits as of December 31, 2018. In addition, 6.7% of the energy portfolio was criticized as of December 31, 2019 compared to 2.5% at December 31, 2018. As presented in the following table, our energy lending business is comprised of three areas: Exploration and Production (“E&P”), Midstream, and Energy Services.

 Table 14 – Energy Loan Portfolio

	As of December 31,					As of December 31, 2019
(In thousands)	2019	2018	2017	2016	2015	Unfunded Commitments	Criticized
Outstanding Balance
E&P	$358,552	$366,973	$278,171	$371,870	$520,798	$118,580	$24,618
Midstream	886,748	738,535	557,800	472,053	414,720	619,942	69,393
Energy services	182,532	180,267	99,400	95,446	132,472	115,732	1,417
Total energy sector	$1,427,832	$1,285,775	$935,371	$939,369	$1,067,990	$854,254	$95,428
As a % of total loans	10.93%	12.74%	11.30%	12.60%	15.40%
Allocated ACL
E&P	$3,728	$2,195	$12,892	$13,018	$22,218
Midstream	7,845	4,091	1,582	5,878	2,402
Energy services	1,168	1,051	2,509	5,657	2,481
Total allocated ACL	$12,741	$7,337	$16,983	$24,553	$27,101
ACL as a % of Outstanding Balance
E&P	1.04%	0.60%	4.63%	3.50%	4.27%
Midstream	0.88	0.55	0.28	1.25	0.58
Energy services	0.64	0.58	2.52	5.93	1.87
Total energy sector	0.89%	0.57%	1.82%	2.61%	2.54%

E&P loans outstanding comprised approximately 25.1% of outstanding energy loans as of December 31, 2019 compared to 28.5% of outstanding energy loans as of December 31, 2018. E&P customers are primarily businesses that derive a majority of their revenues from the sale of oil and gas and whose credit needs require technical evaluation of oil and gas reserves. Emphasis for E&P is on high quality, independent producers with proven track records. Our E&P credit underwriting includes a combination of well-by-well analyses, frequent updates to our pricing decks and engaging energy engineers to actively monitor the portfolio and provide credit redeterminations, at a minimum, every six months. At least quarterly, and potentially more frequent during periods of higher commodity price volatility, we adjust the base and sensitivity price decks on which we value our clients’ oil and gas reserves. Generally, we seek to follow the shape of the NYMEX strips for oil and natural gas but at a discount to the strip. In periods of higher commodity prices, our discount from the strip is higher whereas in lower price periods our discount is lower. Borrowing base redeterminations occur every spring and fall, with the spring redeterminations completed prior to the end of the second quarter and fall determinations completed prior to the end of the fourth quarter.

Midstream loans outstanding comprised 62.1% of outstanding energy loans as of December 31, 2019 compared to 57.4% of outstanding energy loans as of December 31, 2018. Midstream lending is generally to customers who handle the gathering, treating and processing, storage or transportation of oil and gas. These customers’ businesses are generally less price sensitive than other energy segments given the nature of their fee-based revenue streams. Underwriting guidelines for the Midstream portfolio generally require a first lien on all assets as collateral.

Energy Services loans outstanding comprised 12.8% of outstanding energy loans as of December 31, 2019 compared to 14.0% of outstanding energy loans as of December 31, 2018. Energy Services lending targets oilfield service companies that provide equipment and services used in the exploration for and extraction of oil and natural gas. Customers consist of a wide variety of businesses, including production equipment manufacturers, chemical sales, water transfer, rig equipment, and other early and late stage services companies.

Specialized Lending. The following table presents our originated specialized lending portfolio by category.

Table 15 – Originated Specialized Lending Portfolio

	Amounts Outstanding as of December 31,					Unfunded Commitments as of
(In thousands)	2019	2018	2017	2016	2015	December 31, 2019
Restaurant	$963,399	$1,096,366	$1,035,538	$864,085	$626,197	$306,615
Healthcare	451,055	538,886	408,665	434,663	446,792	140,809
Technology	369,160	459,502	411,050	218,162	145,944	82,692
Total specialized lending	$1,783,614	$2,094,754	$1,855,253	$1,516,910	$1,218,933	$530,116

Restaurant, healthcare, and technology are the components of our specialized lending. For these industries, we focus on larger corporate clients who are typically well-known within the industry. The client coverage for these components is national in scope, given the size and capital needs of the majority of the clients. Given these customer profiles, we frequently participate in such credits with two or more banks through syndication.

Restaurant loans outstanding decreased by 12.1%   compared to  December 31, 2018. In the restaurant sector, we focus on major franchisees and the operating companies of “branded” restaurant concepts. Our restaurant group focuses on top tier operators in restaurant operating companies and franchisee restaurants in nationwide markets. The Restaurant sector has experienced increases in nonperforming loans and charge-offs during 2019 as certain customers have faced difficulties dealing with market pressures on employee compensation and increased competition among other issues.

Healthcare loans outstanding decreased by 16.3% and comprised 25.3% of total specialized lending at December 31, 2019 compared to 25.7% at December 31, 2018. Our healthcare portfolio focuses on middle market healthcare providers generally with a diversified payer mix.

Technology loans outstanding decreased by 19.7% and comprised 20.7% of total specialized lending at December 31, 2019 compared to 21.9% at December 31, 2018. Our technology portfolio focuses on the technology sub-segments of software and services, network and communications infrastructure, and internet and mobility applications.

Commercial Real Estate. Commercial real estate (“CRE”) loans increased by $1.4 billion or 108.4% since December 31, 2018. CRE loans represented 21.2% of our total loan portfolio at December 31, 2019, compared to 13.2% of total loans at December 31, 2018. The increase resulted from our merger with State Bank. Income Producing CRE includes non-owner occupied loans secured by commercial real estate, regardless of the phase of the loan (construction versus completed). Commercial construction loans are primarily included in Income Producing CRE. Additionally, all real estate investment trust and income producing loans are included in the Income Producing CRE segment. Land, lots, and homebuilder loans are included in the land and development segment. All owner occupied CRE loans reside in the various C&I segments in which the underlying risk exists. Our CRE lending team is a group of experienced relationship managers focusing on construction and income producing property lending which generally have property or sponsors located in our geographic footprint. CRE loans are secured by a variety of property types, including multi-family dwellings, office buildings, industrial properties, and retail facilities.

Consumer. Consumer loans increased by $383.2 million or 16.7% since December 31, 2018 with a significant portion of the increase attributable to the merger with State Bank. Consumer loans represent 20.5% of total loans at December 31, 2019, compared to 22.7% of total loans at December 31, 2018. We originate residential real estate mortgages that are held for investment as well as held for sale in the secondary market. Approximately 19.1% of the consumer portfolio relates to acquired portfolios, compared to 17.6% a year ago. Our originated consumer loan portfolio totaled $2.2 billion as of December 31, 2019, an increase of $274.2 million from year end 2018.

Small Business. Small business loans increased by $468.0 million or 175.7% since December 31, 2018. The majority of the increase is attributable to the merger with State Bank. Small business loans represent 5.6% of the total loan portfolio at December 31, 2019, compared to 2.6% of total loans at December 31, 2018. The small business category is defined as all commercial loans with a transactional exposure of $1.5 million or less and relationship exposure of $2.0 million or less that were underwritten in our centralized loan center. Additionally, it includes any acquired loans that we believe would have been underwritten in our centralized loan center had they been part of Cadence at origination. These loans are primarily centrally underwritten using defined underwriting standards that are applied consistently throughout the category.

Concentrations of Credit. We closely and consistently monitor our concentrations of credit. Individual concentration limits are assessed and established, as needed, on a quarterly basis and measured as a percentage of risk-based capital. All concentrations greater than 25% of risk-based capital require a concentration limit, which is monitored and reported to the Board of Directors on at least a quarterly basis. In addition to the specialized industries, energy, and CRE segments in the loan portfolio, we manage concentration limits for other loans, such as, construction, multifamily, office building, leveraged loans, technology loans, specialty chemical, and non-specialized enterprise value loans. We evaluate the appropriateness of our underwriting standards in response to changes in national and regional economic conditions, including energy prices, interest rates, real estate values, and employment levels. Underwriting standards and credit monitoring activities are assessed and enhanced in response to changes in these conditions.

Shared National Credits. The federal banking agencies define a shared national credit (“SNC”) as any loan(s) extended to a borrower by a supervised institution or any of its subsidiaries and affiliates which aggregates $100 million or more and is shared by three or more institutions under a formal lending agreement or a portion of which is sold to two or more institutions, with the purchasing institutions assuming its pro rata share of the credit risk. As a commercial focused relationship bank, we often participate in syndicated loan offerings as a result of the size of the customers and nature of industries we serve.

Our SNC loans are spread across our commercial products with many falling within our specialized industries and are focused on customers where we have ancillary business or believe we can develop such business. Our management team, relationship managers, and credit risk management team have extensive experience in the underwriting, due diligence, and monitoring of SNC credits. We evaluate SNC loans using the same credit standards we apply in underwriting all our loans.

The following table presents our SNC portfolio by portfolio segment and class of financing receivable.

	December 31, 2019		December 31, 2018
(In thousands)	Amount Outstanding	% of SNC Portfolio	Amount Outstanding	% of SNC Portfolio
Commercial and Industrial
General C&I	$997,021	38.2%	$818,986	31.0%
Energy sector	903,501	34.7	864,868	32.7
Restaurant industry	468,298	18.0	593,074	22.4
Healthcare	31,436	1.2	81,394	3.1
Total commercial and industrial	2,400,256	92.1	2,358,322	89.2
Commercial Real Estate
Income producing	192,234	7.4	263,075	9.9
Land and development	14,294	0.5	23,868	0.9
Total commercial real estate	206,528	7.9	286,943	10.8
Total Shared National Credits	$2,606,784	100.0%	$2,645,265	100.0%
As a % of Total Loans	20.0%		26.2%

Asset Quality

We focus on asset quality strength through robust underwriting, proactive monitoring and reporting of the loan portfolio and collaboration between the lines of business, credit risk and enterprise risk management.

Credit risk is governed and reported up through the Board of Directors primarily through our Senior Credit Risk Management Committee (“SCRMC”). The SCRMC reviews credit portfolio management information such as problem loans, delinquencies, concentrations of credit, asset quality trends, portfolio analysis, exception management, policy updates and changes, and other relevant information. Further, both the Senior Loan Committee and Credit Transition Committee, the primary channels for credit approvals, report up through SCRMC. The Senior Loan Committee generally approves all loans with relationship exposure greater than $5 million. Dual signature authority between the business unit and the credit officer is utilized for loan approvals below the $5 million threshold. Additionally, the Credit Transition Committee manages all material credit actions for classified credits greater than $5 million. Our Board of Directors receives information concerning asset quality measurements and trends on at least a quarterly basis if not more frequently.

Credit policies have been established for each type of lending activity in which we engage, with a particular focus given to the commercial side of the Bank. Policies are evaluated and updated as needed based on changes in guidance and regulations as well as business needs of the Bank.

Each loan’s creditworthiness is assessed and assigned a risk rating, based on both the borrower strength (probability of default) as well as the collateral protection of the loan (loss given default). Risk rating accuracy and reporting are critical tools for monitoring the portfolio as well as determining the allowance for credit losses. Assigned risk ratings are periodically reviewed for accuracy and adjusted as appropriate for all relationships greater than $2.5 million and Pass rated. Relationships rated Pass, Watch, or worse and $1 million or more are reviewed quarterly.

Acquired Loans

Loans acquired in acquisitions are initially recorded at fair value with no carryover of the related ACL. The fair value of the loans is determined using market participant assumptions in estimating the amount and timing of principal and interest cash flows initially expected to be collected on the loans and discounting those cash flows at an appropriate market rate of interest.

Under the accounting model for ACI loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the “accretable yield,” is accreted into interest income over the life of the loans using the effective yield method. Accordingly, ACI loans are not subject to classification as nonaccrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized and not to contractual interest payments. However, if the timing or amount of the expected cash flows cannot be reasonably estimated an ACI loan may be placed in nonaccruing status. The excess of an ACI loan’s contractually required payments over the cash flows expected to be collected is the nonaccretable difference. As such, charge-offs on ACI loans are first applied to the nonaccretable difference and then to any related ACL recognized subsequent to the acquisition. A decrease in expected cash flows in subsequent periods may indicate that the ACI loan pool or specifically reviewed loan is impaired, which would require the establishment of an allowance for credit losses by a charge to the provision for credit losses.

Select asset quality metrics presented below distinguish between the originated, ANCI and ACI portfolios.

Nonperforming Assets

Nonperforming assets (“NPA”) primarily consist of nonperforming loans (“NPL”) and other assets acquired through any means in full or partial satisfaction of a debt previously contracted. The following table presents all nonperforming assets and additional asset quality data for the dates indicated.

Table 16 – Nonperforming Assets

	As of December 31,
(Recorded investment in thousands)	2019	2018	2017	2016	2015
Nonperforming loans
Commercial and industrial	$106,803	$71,353	$43,085	$122,416	$63,234
Commercial real estate	1,127	—	225	2,186	2,922
Consumer	7,289	2,555	3,741	3,530	2,845
Small business	4,337	333	642	805	834
Total nonperforming loans	119,556	74,241	47,693	128,937	69,835
Foreclosed OREO and other NPA	5,958	8,185	22,965	37,231	32,972
Total nonperforming assets	$125,514	$82,426	$70,658	$166,168	$102,807
NPL as a percentage of total loans	0.92%	0.74%	0.58%	1.73%	1.01%
NPA as a percentage of loans plus OREO/other	0.97%	0.82%	0.85%	2.22%	1.48%
NPA as a percentage of total assets	0.71%	0.65%	0.65%	1.74%	1.17%
Accruing loans 90 days or more past due
Originated and ANCI loans	$946	$760	$827	$586	$1,446
ACI loans	22,418	5,480	16,988	18,364	24,655
Total accruing loans 90 days or more past due	$23,364	$6,240	$17,815	$18,950	$26,101

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

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured under the terms of the loan or, if applicable, under the terms of the restructured loan. Approximately $16.3 million, $8.5 million, and $7.3 million of contractual interest accrued on nonperforming loans was not recognized in earnings during the years ended December 31, 2019, 2018, and 2017, respectively. For the year ended December 31, 2019, an immaterial amount of contractual interest paid was recognized on the cash basis compared to $1.7 million and $1.5 million for the same periods in 2018 and 2017, respectively.

Our nonperforming loans have increased to 0.92% of our loan portfolio as of December 31, 2019 compared to 0.74% of our loan portfolio as of December 31, 2018, with the increase primarily due to six credits in the General C&I segment, five credits in the Restaurant segment, and one credit each in the Healthcare and E&P segments within our originated portfolio.

The following table includes our originated nonperforming assets for the periods presented.

Table 17 – Originated Nonperforming Assets

	As of December 31,
(Recorded investment in thousands)	2019	2018	2017	2016	2015
Nonperforming loans
Commercial and industrial
General C&I	$43,630	$24,103	$263	$7,089	$7,215
Energy sector
E&P	5,206	14,485	36,896	95,453	36,361
Midstream	3,159	6,227	—	10,689	1,580
Energy services	1,417	—	5,926	7,242	9,818
Restaurant industry	45,032	22,042	—	—	—
Healthcare	3,770	4,496	—	—	—
Commercial real estate	—	—	—	—	66
Consumer	3,307	1,218	1,519	798	108
Small business	1,395	104	199	132	90
Total nonperforming loans	106,916	72,675	44,803	121,403	55,238
E&P - net profits interests	4,330	5,779	15,833	19,425	—
Foreclosed OREO	—	22	140	—	—
Total nonperforming assets	$111,246	$78,476	$60,776	$140,828	$55,238
NPL as a percentage of total loans	0.82%	0.72%	0.54%	1.63%	0.80%

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure and unutilized bank-owned properties. These properties, as held for sale properties, are initially recorded at fair value, less estimated costs to sell, on the date of foreclosure (establishing a new cost basis for the property). Subsequent to the foreclosure date, the OREO is maintained at the lower of cost or fair value. Any write-down to fair value required at the time of foreclosure is charged to the allowance for credit losses. Subsequent gains or losses on other real estate owned resulting from either the sale of the property or additional valuation allowances required due to further declines in fair value are reported in other noninterest expense.

The balance of foreclosed OREO was $1.6 million as of December 31, 2019 and consisted of eight properties compared to $2.4 million and 19 properties as of December 31, 2018, with approximately 96% related to foreclosures resulting from our ACI loan portfolio. There were no additions to OREO resulting from foreclosure or repossession from a shared national credit during the three years ended December 31, 2019. In 2016, we received net profits interests (“NPIs”) in certain oil and gas reserves related to two energy credit bankruptcies that were charged-off in 2016. We recorded the NPIs at estimated fair value using a discounted cash flow analysis applied to the expected cash flows from the producing developed wells. We sold one NPI during 2018. The remaining NPI balance was $4.3 million as of December 31, 2019 compared to $5.8 million as of December 31, 2018.

The following tables provide additional detail of our OREO and other nonperforming assets. The first table presents total balances including OREO related to foreclosures resulting from originated loans, ANCI loans, and ACI loans. The subsequent table presents the ACI OREO separately.

Table 18 – OREO and Other Nonperforming Assets

	As of December 31,
(In thousands)	2019	2018	2017	2016	2015
Acquired through foreclosure
Land	$397	$36	$1,393	$10,183	$7,469
Residential property	151	970	2,696	5,138	13,763
Commercial property	1,080	1,400	3,043	2,582	11,740
Total foreclosed OREO	1,628	2,406	7,132	17,903	32,972
Unutilized bank-owned property
Land	—	—	473	756	—
Commercial property	—	—	—	216	3,012
Total unutilized bank-owned property	—	—	473	972	3,012
Total OREO	1,628	2,406	7,605	18,875	35,984
Other nonperforming assets	4,330	5,779	15,833	19,425	—
Total OREO and other nonperforming assets	$5,958	$8,185	$23,438	$38,300	$35,984

	As of December 31,
(In thousands)	2019	2018	2017	2016	2015
Acquired through foreclosure
Land	$397	$36	$1,393	$10,183	$7,282
Residential property	79	925	2,392	4,937	12,429
Commercial property	1,080	1,400	3,020	2,559	11,717
Total foreclosed OREO from ACI loans	$1,556	$2,361	$6,805	$17,679	$31,428

Past Due 90 Days and Accruing. We classify certain loans with principal or interest past due 90 days or more as accruing loans if those loans are well secured and in the process of collection or are specifically determined to be impaired as accruing loans. The bulk of the accruing 90 days or more past due loans reside in the ACI portfolio. These loans are monitored on a monthly basis by both the lines of business and credit administration. As of December 31, 2019, there was one SNC that is an ACI loan with a balance of $11.7 million that was 90 days or more past due and accruing.

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

All TDRs are reported as impaired. An impaired classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. Nonperforming loans and impaired loans have unique definitions. Some loans may be included in both categories, whereas other loans may only be included in one category. As of December 31, 2019, there were SNCs totaling $7.7 million designated as TDRs compared to $24.7 million as of December 31, 2018.

Originated and ANCI Loans Modified into TDRs. The following table provides information regarding loans that were modified into TDRs in the originated and ANCI portfolios for the periods indicated.

Table 19 – Originated and ANCI Loans Modified into TDRs

	For the Year Ended December 31,
	2019		2018		2017		2016		2015
(Dollars in thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial
General C&I	4	$9,692	—	$—	2	$5,010	1	$5,496	3	$9,840
Energy sector	1	5,442	1	14,486	—	—	5	38,113	2	16,619
Restaurant industry	4	20,934	2	11,262	1	11,017	—	—	—	—
Healthcare	—	—	1	4,496	—	—	—	—	—	—
Total C&I	9	36,068	4	30,244	3	16,027	6	43,609	5	26,459
Consumer
Residential real estate	—	—	—	—	1	460	1	334	5	273
Other	—	—	—	—	1	279	1	200	1	306
Total consumer	—	—	—	—	2	739	2	534	6	579
Small Business Lending	—	—	2	141	1	138	1	552	—	—
Total	9	$36,068	6	$30,385	6	$16,904	9	$44,695	11	$27,038
During the year ended December 31, 2019, approximately $49.7 million in charge-offs were taken related to commercial and industrial loans that were modified into TDRs during the same 12-month period. For the year ended December 31, 2018, there was one commercial specialized lending customer with a combined recorded investment of $11.8 million which experienced payment default in the year of modification. There were no TDRs modified during 2017 and 2016 that experienced payment default during the year of modification. For the year ended December 31, 2015, there were two small business lending loans with a combined recorded investment of $0.5 million which experienced payment default during the year of modification. Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 day past due status with respect to principal and/or interest payments.

ACI Loans Modified into TDRs. There was one ACI loan modified into a TDR during the year ended December 31, 2019 with a recorded investment of $1.5 million that was sold prior to year-end. There were no ACI loans modified into a TDR during the years ended December 31, 2018 and 2017. During the year ended December 31, 2016, there was one ACI loan modified into a TDR with a recorded investment of $1.0 million in income producing commercial real estate. During the year ended December 31, 2015, there was one ACI loan modified into a TDR with a recorded investment of $0.6 million in income producing commercial real estate. There were no ACI TDRs modified during the three years ended December 31, 2019 that experienced payment default during the year of modification.

Potential Problem Loans. Potential problem loans represent loans that are currently performing, but for which available information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the repayment terms in the future and which may result in the classification of such loans as nonperforming at some time in the future. These loans are not included in the amounts of nonaccrual or restructured loans presented above. We cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, become restructured, or require increased allowance coverage and provision for credit losses. We have identified $47 million in credits as potential problem loans at December 31, 2019 with the majority of the balances in E&P ($18 million), General C&I ($12 million), Restaurant ($10 million) and CRE ($4 million). Of the $47 million, approximately $29 million is in our originated portfolio and $18 million in the acquired portfolio. Any potential problem loans would be assessed for loss exposure consistent with the methods described in Notes 1 and 4 to our Consolidated Financial Statements.

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

Total ACL as of December 31, 2019 was $119.6 million or 0.92% of total loans (net of unearned discounts and fees) of $13.0 billion. This compares with $94.4 million on loans of $10.1 billion or 0.94% at December 31, 2018. The following tables present the allocation of the allowance for credit losses and the percentage of these loans to total loans. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb any losses in any category.

Table 20 – Allocation of Allowance for Credit Losses

	Allowance for Credit Losses					Percent of Loans in Each Category to Total Loans
	As of December 31,					As of December 31,
(In thousands)	2019	2018	2017	2016	2015	2019	2018	2017	2016	2015
Originated Loans
Commercial and industrial	$82,675	$65,965	$55,050	$54,213	$53,169	45.49%	60.76%	60.94%	61.35%	63.63%
Commercial real estate	11,909	8,758	9,850	7,205	4,825	11.62	12.46	12.83	12.80	10.55
Consumer	8,623	6,937	8,389	5,687	4,325	16.59	18.75	18.11	15.89	13.20
Small business	5,652	3,742	4,367	3,907	2,067	2.65	2.55	2.54	2.47	2.02
Total originated ACL	108,859	85,402	77,656	71,012	64,386	76.34	94.52	94.42	92.51	89.39
ANCI Loans
Commercial and industrial	462	293	864	299	425	6.88	0.50	0.71	0.69	0.92
Commercial real estate	70	53	130	243	227	9.01	0.08	0.19	0.27	0.43
Consumer	697	541	85	131	105	3.15	2.80	1.39	2.05	2.84
Small business	197	165	317	305	306	2.87	0.09	0.14	0.12	0.16
Total ANCI ACL	1,426	1,052	1,396	978	1,063	21.90	3.46	2.43	3.14	4.35
ACI Loans
Commercial and industrial	1,172	58	5	176	2,230	0.26	0.17	0.36	0.51	0.89
Commercial real estate	2,114	1,641	2,010	2,655	3,084	0.60	0.65	0.96	1.32	1.94
Consumer	6,072	6,225	6,509	7,447	9,020	0.77	1.20	1.83	2.52	3.43
Small business	—	—	—	—	—	0.11	—	—	—	—
Total ACI ACL	9,358	7,924	8,524	10,278	14,334	1.75	2.01	3.15	4.35	6.26
Total Loans
Commercial and industrial	84,309	66,316	55,919	54,688	55,824	52.63	61.43	62.00	62.56	65.44
Commercial real estate	14,093	10,452	11,990	10,103	8,136	21.23	13.19	13.99	14.38	12.92
Consumer	15,392	13,703	14,983	13,265	13,450	20.51	22.74	21.33	20.46	19.46
Small business	5,849	3,907	4,684	4,212	2,373	5.62	2.64	2.68	2.60	2.18
Total ACL	$119,643	$94,378	$87,576	$82,268	$79,783	100.00%	100.00%	100.00%	100.00%	100.00%

Originated ACL. The ACL on our originated loan portfolio totaled $108.9 million or 1.09% on loans of $10.0 billion as of December 31, 2019 compared to $85.4 million or 0.90% on loans of $9.5 billion as of December 31, 2018. The primary driver of the originated ACL is the net new loan growth as well as the underlying credit quality of the loans. Our originated and ANCI loan portfolios are divided into commercial and consumer segments for allowance estimation purposes. The commercial allowance estimate is driven by loan level risk ratings. The consumer allowance estimate uses pool level historical loss rates assigned based on certain credit attributes.

As of December 31, 2019, $82.7 million or 75.9% of our originated ACL is attributable to our C&I loan segment compared to $66.0 million or 77.2% as of December 31, 2018. The ACL as a percentage of the C&I portfolio was 1.39% as of December 31, 2019 compared to 1.08% as of December 31, 2018. This increase in the level of ACL on the C&I portfolio as of December 31, 2019 from December 31, 2018 includes additional provision of approximately $84 million on specific credits primarily within the Energy, Restaurant and General C&I segments, offset by charge-offs of approximately $78 million, as well as credit migration (see “—Provision for Credit Losses”).

The level of criticized loans in the originated C&I portfolio is presented in the following tables.

Table 21 – Originated Criticized C&I Loans

	As of December 31, 2019
(Recorded investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized
General C&I	$67,422	$171,386	$7,232	$246,040
Energy sector	66,235	26,439	2,754	95,428
Restaurant industry	45,058	57,992	4,697	107,747
Healthcare	22,414	3,770	—	26,184
Total originated C&I loans	$201,129	$259,587	$14,683	$475,399

	As of December 31, 2018
(Recorded investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized
General C&I	$74,592	$76,056	$—	$150,648
Energy sector	11,812	6,227	14,486	32,525
Restaurant industry	24,449	26,171	—	50,620
Healthcare	—	4,496	—	4,496
Total originated C&I loans	$110,853	$112,950	$14,486	$238,289

	As of December 31, 2017
(Recorded investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized
General C&I	$80,550	$41,309	$—	$121,859
Energy sector	—	99,979	7,634	107,613
Restaurant industry	4,536	12,505	—	17,041
Healthcare	—	71	—	71
Total originated C&I loans	$85,086	$153,864	$7,634	$246,584

	As of December 31, 2016
(Recorded investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized
General C&I	$36,419	$26,968	$—	$63,387
Energy sector	30,433	239,457	789	270,679
Restaurant industry	16,169	—	—	16,169
Healthcare	9,479	—	—	9,479
Total originated C&I loans	$92,500	$266,425	$789	$359,714

	As of December 31, 2015
(Recorded investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized
General C&I	$14,056	$42,705	$—	$56,761
Energy sector	104,781	241,032	—	345,813
Restaurant industry	25,313	—	—	25,313
Healthcare	212	5,097	—	5,309
Total originated C&I loans	$144,362	$288,834	$—	$433,196

The increase in the General C&I criticized and classified assets does not represent any specific industry within General C&I. Energy criticized and classified loans includes one E&P credit totaling $18 million and four Midstream credits totaling $66 million. The Restaurant criticized assets include eight credits totaling $99 million of which approximately $90 million are in the Quick Service (QSR) sector, while Healthcare includes three credits totaling $26 million.

As of December 31, 2019, $11.9 million or 10.9% of our originated ACL is attributable to the CRE loan segment compared to $8.8 million or 10.3% as of December 31, 2018. The ACL as a percentage of the CRE portfolio has increased to 0.78% as of December 31, 2019 from 0.70% as of December 31, 2018 due to growth in the portfolio as well as a slight increase in criticized credits.

In addition to quantitative elements, certain qualitative and environmental factors are also considered at management’s discretion, which are generally based on a combination of internal and external factors and trends. At December 31, 2019, these factors totaled $16.7 million and accounted for approximately 15.3% of the originated ACL compared to $19.7 million or 23.1% as of December 31, 2018. The factors related to higher criticized loan levels and certain macroeconomic trends accounted for the highest portion of these factors as of December 31, 2019. At December 31, 2019, the qualitative factors were allocated to various segments of the portfolio as follows: approximately $1.7 million to CRE, $10.4 million to C&I, and $4.6 million to Consumer.

As of December 31, 2019, approximately $32.0 million or 29.4% of the total originated ACL was attributable to SNC loans compared to $21.1 million or 24.7% as of December 31, 2018. During 2019, we recorded gross charge-offs of $22.7 million on five SNC credits within the Energy and Restaurant portfolios. During 2018, we recorded gross charge-offs of a single Energy portfolio SNC credit totaling $6.2 million. The ACL is estimated based on the underlying credit quality of the loan, primarily based on its probability of default and loss given default. This methodology is consistent whether or not a loan is a SNC.

The following table includes the charge-off and recoveries on our originated portfolio for the periods presented.

Table 22 – Originated Charge-offs and Recoveries

	Year Ended December 31,
(In thousands)	2019	2018	2017	2016	2015
Charge-offs
Commercial and industrial
General C&I	$44,450	$—	$250	$1,268	$—
Energy sector
E&P	10,605	6,709	4,882	32,893	3,200
Midstream	2,178	—	—	—	617
Energy services	—	—	—	—	4,699
Restaurant industry	20,811	—	—	—	—
Healthcare	—	—	—	12,207	—
Commercial real estate	64	2	—	—	123
Consumer	1,541	564	457	634	936
Small business	601	619	157	841	—
Total charge-offs	80,250	7,894	5,746	47,843	9,575
Recoveries
Commercial and industrial	583	1,319	695	1,386	—
Commercial real estate	6	21	23	3	—
Consumer	74	176	114	225	220
Small business	36	65	50	—	—
Total recoveries	699	1,581	882	1,614	220
Net charge-offs	$79,551	$6,313	$4,864	$46,229	$9,355

ANCI ACL. The ACL on our ANCI loan portfolio totaled $1.4 million or 0.05% on loans of $2.9 billion at December 31, 2019 compared to $1.1 million or 0.30% on $349.3 million in loans at December 31, 2018. ANCI loans were recorded at fair value at the date of each acquisition and are pooled for ACL assessment based on risk segment. The State Bank merger added approximately $3.2 billion in loan balances to the ANCI portfolio (see Table 13). Any net deficiency of credit mark indicates the need for an allowance on that segment of loans with certain loans individually reviewed for specific impairment.

ACI ACL. The ACL on our ACI loan portfolio totaled $9.4 million or 4.09% on loans of $228.6 million at December 31, 2019 compared to $7.9 million or 3.90% on $203.3 million in loans at December 31, 2018. At the time of our acquisitions, we estimated the fair value of the total ACI loan portfolio by segregating the portfolio into loan pools with similar characteristics and certain specifically reviewed non-homogeneous loans. Our recent merger with State Bank added approximately $78 million in ACI loans to our portfolio (see “Note 2 – Business Combinations” to the audited consolidated financial statements).

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

The largest component of our ACI ACL is attributable to our consumer category, primarily first and second-lien residential loans, that represents 64.9% of the ACI ACL at December 31, 2019 compared to 78.6% at December 31, 2018. This component of the ACL has remained relatively stable at $6.1 million compared to $6.2 million at December 31, 2018.

The commercial real estate component comprises 22.6% of the ACI ACL at December 31, 2019 compared to 20.7% at December 31, 2018. This component of the ACL has increased $0.5 million to $2.1 million since December 31, 2018 due to revised cash flow estimates. The commercial and industrial component comprises 12.5% of the ACI ACL at December 31, 2019.

The following table summarizes certain information with respect to our ACL on the total loan portfolio and the composition of charge-offs and recoveries for the periods indicated. Subsequent tables present this information separately for the originated, ANCI, and ACI loan portfolios.

Table 23 – Allowance for Credit Losses Rollforward

	Total Loans
	Year Ended December 31,
(In thousands)	2019	2018	2017	2016	2015
ACL at beginning of period	$94,378	$87,576	$82,268	$79,783	$53,520
Provision for credit losses	111,027	12,700	9,735	49,348	35,984
Charge-offs	(87,001)	(8,045)	(6,871)	(49,302)	(10,734)
Recoveries	1,239	2,147	2,444	2,439	1,013
ACL at end of period	$119,643	$94,378	$87,576	$82,268	$79,783

Loans at end of period, net of unearned income	$12,983,655	$10,053,923	$8,253,427	$7,432,711	$6,916,520
Average loans, net of unearned income	13,714,731	9,116,602	7,825,763	7,186,635	6,488,071
Ratio of ending allowance to ending loans	0.92%	0.94%	1.06%	1.11%	1.15%
Ratio of net charge-offs to average loans	0.63	0.06	0.06	0.65	0.15
Net charge-offs as a percentage of:
Provision for credit losses	77.24	46.44	45.48	94.96	27.01
Allowance for credit losses	71.68	6.25	5.06	56.96	12.18
ACL as a percentage of NPL	100.07	127.12	183.62	63.80	114.25

	Originated Loans
	Year Ended December 31,
(In thousands)	2019	2018	2017	2016	2015
ACL at beginning of period	$85,402	$77,656	$71,012	$64,386	$32,242
Provision for credit losses	103,008	14,059	11,508	52,855	41,499
Charge-offs	(80,250)	(7,894)	(5,746)	(47,843)	(9,575)
Recoveries	699	1,581	882	1,614	220
ACL at end of period	$108,859	$85,402	$77,656	$71,012	$64,386

Loans at end of period, net of unearned income	$9,940,554	$9,503,685	$7,794,943	$6,878,645	$6,186,465
Ratio of ending allowance to ending loans	1.10%	0.90%	1.00%	1.03%	1.04%
Net charge-offs as a percentage of:
Provision for credit losses	77.23	44.90	42.27	87.46	22.54
Allowance for credit losses	73.08	7.39	6.26	65.10	14.53
ACL as a percentage of NPL	101.82	117.51	173.33	58.49	116.56

	ANCI Loans
	Year Ended December 31,
(In thousands)	2019	2018	2017	2016	2015
ACL at beginning of period	$1,052	$1,396	$978	$1,063	$1,475
Provision for credit losses	3,634	(587)	401	(39)	385
Charge-offs	(3,799)	(151)	(618)	(367)	(1,001)
Recoveries	540	394	635	321	204
ACL at end of period	$1,427	$1,052	$1,396	$978	$1,063

Loans at end of period, net of unearned income	$2,814,467	$346,963	$197,924	$229,784	$295,911
Ratio of ending allowance to ending loans	0.05%	0.30%	0.71%	0.43%	0.36%
Net charge-offs as a percentage of:
Provision for credit losses	89.68	41.40	(4.24)	(117.95)	207.01
Allowance for credit losses	228.38	(23.10)	(1.22)	4.70	74.98
ACL as a percentage of NPL	12.47	67.18	52.38	25.29	30.16

	ACI Loans
	Year Ended December 31,
(In thousands)	2019	2018	2017	2016	2015
ACL at beginning of period	$7,924	$8,524	$10,278	$14,334	$19,803
Provision for credit losses	4,385	(772)	(2,174)	(3,468)	(5,900)
Charge-offs	(2,952)	—	(507)	(1,092)	(158)
Recoveries	—	172	927	504	589
ACL at end of period	$9,357	$7,924	$8,524	$10,278	$14,334

Loans at end of period, net of unearned income	$228,634	$203,275	$260,560	$324,282	$434,144
Ratio of ending allowance to ending loans	4.09%	3.90%	3.27%	3.17%	3.30%
Net charge-offs as a percentage of:
Provision for credit losses	67.32	22.28	19.32	(16.96)	7.31
Allowance for credit losses	31.55	(2.17)	(4.93)	5.72	(3.01)
ACL as a percentage of NPL	781.05	NM	NM	280.59	129.53

Deposits. Deposits at December 31, 2019 totaled $14.7 billion as compared to $10.7 billion and $9.0 billion at December 31, 2018 and 2017, respectively. The increase in deposits is primarily due to $4.1 billion of deposits acquired from State Bank. Excluding State Bank, core deposits (total deposits less brokered deposits) increased $779.7 million, or 8.1% from December 31, 2018, while brokered deposits decreased $842.3 million, or 81.2%. We categorize deposits as brokered and non-brokered consistent with the banking industry. Our strategy is to fund asset growth primarily with customer deposits in order to maintain a stable liquidity profile and a more competitive cost of funds. All customer deposits are non-brokered. The following table illustrates the growth in our deposits during the periods indicated:

Table 24 – Deposits

	As of December 31,			Percent to Total			Percentage Change
(In thousands)	2019	2018	2017	2019	2018	2017	2019 vs 2018	2018 vs 2017
Noninterest-bearing demand	$3,833,704	$2,454,016	$2,242,765	26.0%	22.9%	24.9%	56.2%	9.4%
Interest-bearing demand	8,076,735	5,727,026	4,675,109	54.8	53.4	51.9	41.0	22.5
Savings	268,848	170,910	177,304	1.8	1.6	2.0	57.3	(3.6)
Time deposits less than $100,000	973,329	1,119,270	869,783	6.6	10.5	9.6	(13.0)	28.7
Time deposits greater than $100,000	1,590,178	1,237,467	1,046,554	10.8	11.6	11.6	28.5	18.2
Total deposits	$14,742,794	$10,708,689	$9,011,515	100.0%	100.0%	100.0%	37.7%	18.8%

Total brokered deposits	$195,194	$1,037,474	$796,734	1.3%	9.7%	8.8%	(81.2)%	30.2%

Domestic time deposits of $250,000 and over were $644.1 million and $491.3 million at December 31, 2019 and 2018, respectively. These amounts represented 4.4% and 4.6% of total deposits at December 31, 2019 and 2018, respectively.

The following table sets forth our average deposits and the average rates expensed for the periods indicated:

	For the Year ended December 31,
	2019		2018		2017
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
(In thousands)	Outstanding	Paid	Outstanding	Paid	Outstanding	Paid
Noninterest-bearing demand	$3,431,300	—%	$2,137,953	—%	$1,965,070	—%
Interest-bearing deposits:
Interest-bearing demand	7,983,237	1.47	4,983,113	1.16	4,360,252	0.62
Savings	253,170	0.42	181,194	0.31	181,500	0.25
Time deposits	2,960,921	2.35	2,119,543	1.99	1,679,959	1.32
Total interest-bearing deposits	11,197,328	1.68	7,283,850	1.38	6,221,711	0.80
Total average deposits	$14,628,628	1.29%	$9,421,803	1.07%	$8,186,781	0.61%

Borrowings

The following is a summary of our borrowings for the periods indicated:

Table 25 – Borrowings

	As of December 31,
(In thousands)	2019	2018
Securities sold under repurchase agreements	$—	$1,106
Advances from FHLB	100,000	150,000
Senior debt	49,938	184,801
Subordinated debt	182,712	98,910
Junior subordinated debentures	37,445	36,953
Notes Payable	2,078	—
Total borrowings	$372,173	$471,770
Average total borrowings	$437,186	$565,658

At December 31, 2019, the outstanding advance from the FHLB was a long-term convertible advance. At December 31, 2019, we had borrowing availability of $1.5 billion from the FHLB.

In June 2014, we completed a $245 million unregistered multi-tranche debt transaction, and in March 2015, we completed an unregistered $50 million debt transaction ($10 million senior; $40 million subordinated). In June 2019, we completed a registered public offering of $85 million aggregate principal amount of 4.75% fixed to floating rate subordinated notes due 2029, the net proceeds of which, along with holding company cash, were used to redeem our 4.875% senior notes due June 28, 2019. These transactions enhanced our liquidity and the Bank’s regulatory capital levels to support balance sheet growth. Details of the debt transactions are as follows (in thousands):

Table 26 – Senior and Subordinated Debt

	December 31,
(In thousands)	2019	2018
Cadence Bancorporation:
4.875% senior notes, due June 28, 2019	$—	$145,000
5.375% senior notes, due June 28, 2021	50,000	50,000
7.250% subordinated notes, due June 28, 2029, callable in 2024	35,000	35,000
6.500% subordinated notes, due March 2025, callable in 2020	40,000	40,000
4.750% subordinated notes, due June 2029, callable in 2024	85,000	—
Total — Cadence Bancorporation	210,000	270,000
Cadence Bank:
6.250% subordinated notes, due June 28, 2029, callable in 2024	25,000	25,000
Debt issue costs and unamortized premium	(2,350)	(1,211)
Purchased 4.875% senior notes, due June 28, 2019	—	(10,078)
Total senior and subordinated debt	$232,650	$283,711

The senior transactions were structured with four- and seven-year maturities to provide holding company liquidity and to stagger our debt maturity profile. The $35 million and $25 million subordinated debt transactions were structured with a fifteen-year maturity, ten-year call options, and fixed-to-floating interest rates. The $85 million subordinated debt transaction was structured with a ten-year maturity, a five-year call option, and a fixed-to-floating interest rate. The $40 million subordinated debt transaction has a five-year call option. These subordinated debt structures were designed to achieve full Tier 2 capital treatment for 10 years.

On March 29, 2019, we entered into a credit agreement for a revolving loan facility in the amount of $100 million with a maturity date of March 29, 2020. The proceeds of the revolving line of credit can be used to finance general corporate purposes. There were no amounts outstanding under this line of credit at December 31, 2019. Although the credit facility is unsecured, we agreed not to sell, pledge or transfer any part of our right, title or interest in our subsidiary bank while the agreement is in place.

In conjunction with our acquisitions of Cadence and Encore, we assumed certain junior subordinated debentures, which were marked to their fair value as of the acquisition dates. The related mark is being amortized over the remaining terms. The following is a list of our junior subordinated debt as of the dates indicated:

Table 27 – Junior Subordinated Debentures

	As of December 31,
	2019	2018
(In thousands)
Junior Subordinated Debentures
3-month LIBOR plus 2.85% junior subordinated debentures, due 2033	$30,000	$30,000
3-month LIBOR plus 2.95% junior subordinated debentures, due 2033	5,155	5,155
3-month LIBOR plus 1.75% junior subordinated debentures, due 2037	15,464	15,464
Total par value	50,619	50,619
Purchase accounting adjustment, net of amortization	(13,174)	(13,666)
Total junior subordinated debentures	$37,445	$36,953

Shareholders’ Equity

As of December 31, 2019, our ratio of shareholders’ equity to total assets was 13.82%, as compared to 11.30% and 12.41% as of December 31, 2018 and 2017, respectively, and we had tangible equity ratios of 10.9% and 9.1%, respectively. Our shareholders’ equity increased by $1.0 billion in 2019 primarily as a result of issuance of common stock of $826.1 million related to the merger with State Bank, $202.0 million in net income, and an increase of $157.6 million in accumulated other comprehensive income primarily related to an interest rate collar hedge entered into during 2019. These increases to shareholders’ equity were offset by cash dividends on common stock of $90.1 million along with repurchases of 4.3 million common shares totaling $79.1 million pursuant to share repurchase programs authorized by the Board of Directors in July 2019 and in December 2018.

Regulatory Capital. We are required to comply with regulatory capital requirements established by federal banking agencies. These regulatory capital requirements involve quantitative measures of the Company's assets, liabilities and selected off-balance sheet items, and qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject us to a series of increasingly restrictive regulatory actions. Failure to meet well capitalized capital levels (as defined) can result in restrictions on our operations.

Additionally, the regulatory capital requirements impose a capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is on top of minimum risk-weighted asset ratios and is equal to the lowest difference between the three risk-based capital ratios less the applicable minimum required ratio. As of January 1, 2019, the capital conservation buffer was fully phased in and is 2.5% of common equity Tier 1 capital to risk-weighted assets. Banking institutions with ratios that are above the minimum but below the combined capital conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall and the institution’s eligible retained income (“ERI”). ERI is compiled using the past four quarter trailing net income, net of distributions and tax effects not reflected in net income.

Our regulatory capital amounts and ratios at December 31, 2019 and 2018 are presented in the following tables:

Table 28 – Regulatory Capital Amounts and Ratios

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
December 31, 2019
Tier 1 leverage	$1,784,664	10.3%	$1,953,008	11.3%
Common equity tier 1 capital	1,784,664	11.5	1,903,008	12.3
Tier 1 risk-based capital	1,784,664	11.5	1,953,008	12.6
Total risk-based capital	2,120,571	13.7	2,099,146	13.6
Minimum requirement:
Tier 1 leverage	690,213	4.0	689,881	4.0
Common equity tier 1 capital	697,089	4.5	696,755	4.5
Tier 1 risk-based capital	929,453	6.0	929,007	6.0
Total risk-based capital	1,239,270	8.0	1,238,676	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	862,351	5.0
Common equity tier 1 capital	N/A	N/A	1,006,425	6.5
Tier 1 risk-based capital	929,453	6.0	1,238,676	8.0
Total risk-based capital	1,549,088	10.0	1,548,345	10.0

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
December 31, 2018
Tier 1 leverage	$1,209,407	10.1%	$1,327,974	11.1%
Common equity tier 1 capital	1,172,454	9.8	1,277,974	10.7
Tier 1 risk-based capital	1,209,407	10.1	1,327,974	11.1
Total risk-based capital	1,403,311	11.8	1,447,719	12.1
Minimum requirement:
Tier 1 leverage	479,940	4.0	479,667	4.0
Common equity tier 1 capital	536,930	4.5	536,285	4.5
Tier 1 risk-based capital	715,907	6.0	715,047	6.0
Total risk-based capital	954,542	8.0	953,396	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	599,584	5.0
Common equity tier 1 capital	N/A	N/A	774,634	6.5
Tier 1 risk-based capital	715,907	6.0	953,396	8.0
Total risk-based capital	1,193,178	10.0	1,191,745	10.0

Liquidity

Overview

We measure and seek to manage liquidity risk by a variety of processes, including monitoring the composition of our funding mix; monitoring financial ratios specifically designed to measure liquidity risk; maintaining a minimum liquidity cushion; and performing forward cash flow gap forecasts in various liquidity stress testing scenarios designed to simulate possible stressed liquidity environments. We attempt to limit our liquidity risk by setting board-approved concentration limits on sources of funds and limits on liquidity ratios used to measure liquidity risk and maintaining adequate levels of on-hand liquidity. We use the following ratios to monitor and analyze our liquidity:

•	Total Loans to Total Deposits—the ratio of our outstanding loans to total deposits.
•	Non-Brokered Deposits to Total Deposits—the ratio of our deposits that are organically originated through commercial and branch activity to total deposits.
•	Brokered Deposits to Total Deposits—the ratio of our deposits generated through wholesale sources to total deposits.
•	Highly Liquid Assets to Uninsured Large Depositors—the ratio of cash and highly liquid assets to uninsured deposits with a current depository relationship greater than $10 million.
•	Wholesale Funds Usage—the ratio of our current borrowings and brokered deposits to all available wholesale sources with potential maturities greater than one day.
•	Wholesale Funds to Total Assets—the ratio of current outstanding wholesale funding to assets.

As of December 31, 2019, all our liquidity measures were within our established guidelines.

The goal of liquidity management is to ensure that we maintain adequate funds to meet changes in loan demand or any deposit withdrawals. Additionally, we strive to maximize our earnings by investing our excess funds in securities and other assets. To meet our short-term liquidity needs, we seek to maintain a targeted cash position and have borrowing capacity through many wholesale sources including the FHLB, correspondent banks, and the Federal Reserve Bank. To meet long-term liquidity needs, we additionally depend on the repayment of loans, sales of loans, term wholesale borrowings, brokered deposits, and the maturity or sale of investment securities. See “—Maturity Distribution of Investment Securities” and “—Selected Loan Maturity and Interest Rate Sensitivity.”

Maturity Distribution of Investment Securities

The following table shows the scheduled contractual maturities and average book yields (not tax-equivalent) of our investment securities held at December 31, 2019. Within our investment securities portfolio, expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment penalties in certain instances. During the year ended December 31, 2019, we received cash proceeds from calls/maturities and paydowns on our investment securities portfolio totaling approximately $352.5 million.

Table 29 – Contractual Maturity of Investment Securities

	Contractual Maturity
(In thousands)	Within One Year	After One but Within Five Years	After Five but Within Ten Years	After Ten Years	Total
Investment securities
U.S. agency securities	$14,567	$1,310	$28,429	$25,158	$69,464
Mortgage-backed securities	4	10,357	171,575	1,908,510	2,090,446
State, county and municipal securities	1,200	—	204	184,477	185,881
Total amortized cost	$15,771	$11,667	$200,208	$2,118,145	$2,345,791
Yield on investment securities	2.63%	3.04%	2.79%	2.81%	2.81%

Selected Loan Maturity

Loan repayments are a source of long-term liquidity for us. The following table sets forth our loans by category maturing within specified intervals as of December 31, 2019. The information presented is based on the contractual maturities of the individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Consequently, management believes this treatment presents fairly the maturity and re-pricing of the loan portfolio.

Table 30 – Contractual Maturity of Loans

					Rate Structure for Loans Maturing Over One Year
(In thousands)	One Year or Less	Over One Year through Five Years	Over Five Years	Total	Fixed Interest Rate	Floating or Adjustable Rate
Commercial and Industrial
General C&I	$810,247	$2,568,440	$600,506	$3,979,193	$342,458	$2,826,488
Energy sector	398,949	952,565	76,318	1,427,832	27,169	1,001,714
Restaurant industry	295,443	589,983	107,971	993,397	11,093	686,861
Healthcare	96,574	302,317	73,416	472,307	41,203	334,530
Total commercial and industrial	1,601,213	4,413,305	858,211	6,872,729	421,923	4,849,593
Commercial Real Estate
Income producing	922,460	1,095,659	499,588	2,517,707	314,301	1,280,946
Land and development	182,900	29,265	42,800	254,965	31,756	40,309
Total commercial real estate	1,105,360	1,124,924	542,388	2,772,672	346,057	1,321,255
Consumer
Residential real estate	449,355	498,306	1,637,149	2,584,810	1,591,134	544,321
Other	27,685	19,812	45,678	93,175	32,996	32,494
Total consumer	477,040	518,118	1,682,827	2,677,985	1,624,130	576,815
Small Business Lending	288,739	168,155	277,343	734,237	332,029	113,469
Total loans	$3,472,352	$6,224,502	$3,360,769	$13,057,623	$2,724,139	$6,861,132

Maturities of Time Deposits

The aggregate amount of time deposits in denominations of $100,000 or more as of December 31, 2019, 2018, and 2017 was $1.59 billion, $1.24 billion, and $1.05 billion, respectively.

At December 31, 2019, the scheduled maturities of time deposits greater than $100,000 were as follows:

Table 31 – Contractual Maturity of Time Deposits Greater than $100,000

	December 31, 2019
(In thousands)	Amount	Average Interest Rate
Under 3 months	$364,596	2.31%
3 to 6 months	495,445	2.36
6 to 12 months	563,968	1.97
12 to 24 months	137,318	1.97
24 to 36 months	18,386	2.01
36 to 48 months	3,579	1.88
Over 48 months	6,887	0.96
Total	$1,590,179	2.19%

Cash Flow Analysis

Cash and cash equivalents

At December 31, 2019, we had $988.8 million of cash and cash equivalents on hand, an increase of 26.9% over our cash and cash equivalents of $779.3 million at December 31, 2018. At December 31, 2019, our cash and cash equivalents comprised 5.6% of total assets compared to 6.1% at December 31, 2018. We monitor our liquidity position and increase or decrease our short-term liquid assets as necessary. The higher balance in cash and cash equivalents at December 31, 2019 is due the acquisition of State Bank, strong organic deposits growth, and moderate loan growth.

Year Ended December 31, 2019 Compared to December 31, 2018

As shown in the Consolidated Statements of Cash Flows, operating activities provided $306.1 million for 2019 compared to $191.2 million for 2018. The increase in operating funds during 2019 was due primarily to an increase in net income, a decrease in origination of loans held for sale, and an increase in proceeds from sales of loans held for sale. The increases were offset by the purchase of the interest rate collar.

Investing activities during 2019 provided $265.4 million of net funds, compared to a net use of $1.8 billion for 2018. The 2019 activity resulted from cash received in acquisitions of $409.1 million, proceeds from sales and maturities of securities available-for-sale of $746.2 million, and a net decrease in loans of $287.6 million. These items were mitigated by purchases of securities available-for-sale of $1.2 billion.

Financing activities during 2019 used net funds of $362.0 million, due to a decrease of $150.0 million in short-term borrowings partially offset by a net increase of $48.6 million in long-term borrowings which included the pay-off of $134.9 million in senior debt and issuance of $83.5 million in subordinated debt. Net financing activities also included the repurchase of common stock of $79.1 million and cash dividends of $90.1 million. This compares to financing activities during 2018 providing net funds of $1.6 billion, resulting from an increase in deposits of $1.7 billion.

Year Ended December 31, 2018 Compared to December 31, 2017

As shown in the Consolidated Statements of Cash Flows, operating activities provided $191.2 million in 2018 compared to $144.7 million in 2017. The increase in operating funds during 2018 was due primarily to an increase in net income and an increase in proceeds from sales of loans held for sale.

Investing activities during 2018 used $1.8 billion of net funds, due to net loan funding of $1.8 billion and the purchase of available-for-sale securities as compared to investing activities during 2017 using $951.1 million of net funds, due to net loan funding of $847.4 million.

Financing activities during 2018 provided net funds of $1.6 billion, due to an increase of $1.7 billion in deposits. This compares to financing activities during 2017 providing net funds of $1.3 billion, resulting from an increase of $994.8 million in deposits and an increase of $150.0 million in advances from the FHLB.

Contractual Cash Obligations

We have entered into certain contractual obligations and commercial commitments in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk.

The following tables summarize these relationships as of December 31, 2019 by contractual cash obligations and commercial commitments:

Table 32 – Contractual Cash Obligations

	Payments Due by Period
(In thousands)	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Contractual Cash Obligations
FHLB advance	$100,000	$—	$—	$—	$100,000
Senior debt	50,000	—	50,000	—	—
Subordinated debt	185,000	—	—	—	185,000
Junior subordinated debentures	50,619	—	—	—	50,619
Notes Payable	2,078	—	—	2,078	—
Operating leases(1)	77,382	7,801	14,805	11,567	43,209
Limited partnership investments(2)	44,944	44,376	293	87	188
Total contractual cash obligations	$510,023	$52,177	$65,098	$13,732	$379,016

(1)	See Note 8 to our 2019 Consolidated Financial Statements. The above includes rent and other costs due under the lease such as property taxes.
(2)	Includes remaining capital commitments to certain limited partnership investments.

The following table includes our commitments to extend credit including home equity lines, overdraft protection lines, and letters of credit as of December 31, 2019.

Table 33 – Commitments to Extend Credit

	Commitments by Period
(In thousands)	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Commitments to extend credit	$4,667,360	$948,804	$1,975,234	$1,365,781	$377,541
Commitments to grant loans	292,199	292,199	—	—	—
Standby letters of credit	213,548	117,728	54,163	35,657	6,000
Performance letters of credit	27,985	7,343	8,511	11,972	159
Commercial letters of credit	15,587	1,704	3,931	8,249	1,703
Total	$5,216,679	$1,367,778	$2,041,839	$1,421,659	$385,403

Such financial instruments are recorded when they are funded and not on the date of entry into the obligation to extend credit. Commitments to extend credit and letters of credit include some exposure to credit loss in the event of default by the customer and exposure to liquidity risk during economic downturns. See “Risk Factors—Risks Relating to Our Business.” The borrowing needs of our clients may increase, especially during a challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present significant liquidity risk in a normal operating environment. No significant losses on commitments were incurred during the three years in the period ended December 31, 2019. We do not currently anticipate any significant future losses as a result of these transactions.

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to unanticipated changes in net interest earnings or changes in the fair value of financial instruments due to fluctuations in interest rates, exchange rates and equity prices. Our primary market risk is interest rate risk (“IRR”).

IRR is the risk that changing market interest rates may lead to an unexpected decline in our earnings or capital. The main causes of IRR are the differing structural characteristics of our assets, liabilities and off-balance sheet obligations and their cumulative net reaction to changing interest rates. These structural characteristics include timing differences in maturity or repricing and the effect of embedded options such as loan prepayments, securities prepayments and calls, interest rate caps, floors, collars, and deposit withdrawal options. In addition to these sources of IRR, basis risk results from differences in the spreads between various market interest rates and changes in the slope of the yield curve which can contribute to additional IRR.

We evaluate IRR and develop guidelines regarding balance sheet composition and re-pricing, funding sources and pricing, and off-balance sheet commitments that aim to moderate IRR. We use financial simulation models that reflect various interest rate scenarios and the related impact on net interest income over specified periods of time. We refer to this process as asset/liability management (“ALM”).

The primary objective of ALM is to manage interest rate risk and desired risk tolerance for potential fluctuations in net interest income (“NII”) and economic value of equity (“EVE”) throughout interest rate cycles, which we aim to achieve by maintaining a balance of interest rate sensitive earning assets and liabilities. In general, we seek to maintain a desired risk tolerance with asset and liability balances within maturity and repricing characteristics to limit our exposure to earnings volatility and changes in the value of assets and liabilities as interest rates fluctuate over time. Adjustments to maturity categories can be accomplished either by lengthening or shortening the duration of either an individual asset or liability category, or externally with interest rate contracts, such as interest rate swaps, caps, collars, and floors. See “—Interest Rate Exposures” for a more detailed discussion of our various derivative positions.

Our ALM strategy is formulated and monitored by our Asset/Liability Management Committee (“ALCO”) in accordance with policies approved by the Board of Directors. The ALCO meets regularly to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, recent purchase and sale activity, maturities of securities and borrowings, and projected future transactions. The ALCO also establishes and approves pricing and funding strategies with respect to overall asset and liability composition. The ALCO reports regularly to our Board of Directors.

Financial simulation models are the primary tools we use to measure IRR exposures. By examining a range of hypothetical deterministic interest rate scenarios, these models provide management with information regarding the potential impact on NII and EVE caused by changes in interest rates.

The models simulate the cash flows and accounting accruals generated by the financial instruments on our balance sheet, as well as the cash flows generated by the new business we anticipate over a 60-month forecast horizon. Numerous assumptions are made in the modeling process, including balance sheet composition, the pricing, re-pricing and maturity characteristics of existing business, and new business. Additionally, loan and investment prepayments, administered rate account elasticity, and other option risks are considered as well as the uncertainty surrounding future customer behavior. Because of the limitations inherent in any approach used to measure interest rate risk and because our loan portfolio will be actively managed in the event of a change in interest rates, simulation results, including those discussed in “—Interest Rate Exposures” immediately below, are not intended as a forecast of the actual effect of a change in market interest rates on our NII or EVE or indicative of management’s expectations of actual results in the event of a fluctuation in market interest rates, however, these results are used to help measure the potential risks related to IRR.

LIBOR Transition

One additional emerging risk related to IRR is the transition of the market from LIBOR to an alternative benchmark index.  We have formed a cross-functional project team to manage the assessment, identification, and resolution of risks and potential issues related to the transition from LIBOR to a replacement index. This team reports to the ALCO and Enterprise Risk Management Committee, who will provide regular reports to the Board of Directors. See “Risk Factors—We May Be Adversely Impacted by The Transition from LIBOR as a Reference Rate.”

Interest Rate Exposures

Based upon the current interest rate environment as of December 31, 2019, our net interest income simulation model projects our sensitivity to an instantaneous increase or decrease in interest rates was as follows:

Table 34 – Interest Rate Sensitivity

	Increase (Decrease)
(Dollars in millions)	Net Interest Income		Economic Value of Equity
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent	Amount	Percent
+ 200 BP	$3.7	0.58%	$221.0	6.48%
+ 100 BP	(8.5)	(1.32)	129.0	3.78
- 100 BP	10.6	1.65	(216.9)	(6.36)
- 200 BP	16.3	2.53	(561.4)	(16.46)

Based upon the current interest rate environment as of December 31, 2019, the following table reflects our sensitivity to a gradual increase or decrease in interest rates over a twelve-month period:

	Increase (Decrease)
(Dollars in millions)	Net Interest Income
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent
+ 200 BP	$(0.9)	(0.13)%
+ 100 BP	(7.2)	(1.12)
- 100 BP	8.6	1.33
- 200 BP	15.1	2.35

Both the NII and EVE simulations include assumptions regarding balances, asset prepayment speeds, deposit repricing and runoff and interest rate relationships among balances that management believes to be reasonable for the various interest rate environments. Differences in actual occurrences from these assumptions may change our market risk exposure.

Derivative Positions

Overview. Our Board of Directors has authorized the ALCO to utilize financial futures, forward sales, options, interest rate swaps, caps, collars, and floors, and other instruments to the extent appropriate, in accordance with regulations and our internal policy. We expect to use interest rate swaps, caps, collars, and floors as macro hedges against inherent rate sensitivity in our assets and our liabilities.

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

Interest Rate Lock Commitments. We enter into certain commitments with customers in connection with the origination of residential mortgage loans which will be sold in the secondary market. Such commitments are considered derivatives under current accounting guidance and are required to be recorded at fair value. The change in fair value of these instruments is reflected currently in earnings in mortgage banking revenue.

Forward Sales Commitments. To mitigate the effect of the interest rate risk inherent in providing interest rate lock commitments to customers, we enter into forward sales commitments of mortgage-backed securities (“MBS”) with investors. During the period from commitment date to closing date, we are subject to the risk that market rates of interest may change. To mitigate such risk, we may establish forward delivery sales commitments under which we agree to deliver certain MBS. These commitments are non-hedging derivatives in accordance with current accounting guidance and recorded at fair value, with changes in fair value reflected currently in earnings in mortgage banking revenue.

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

In February 2019, the Company entered into a $4.0 billion notional interest rate collar with a five-year term. The interest rate collar has a purchased cap strike of 4.70%, a sold cap strike of 3.50%, a sold floor strike of 0.00%, and a purchased floor strike of 3.00%. The purchased option price was $127.8 million when executed and the current estimated fair value at December 31, 2019 is $239.2 million. The purchased option will amortize as contra interest income over the five-year term. The purchased option proceeds will change with one-month LIBOR and we may collect more or less than the original price which will result in interest income or contra interest income, respectively.

In June 2015 and March 2016, the Company entered into interest rate swap agreements with notional values totaling $982 million and $350 million, respectively, to manage overall cash flow changes related to interest rate risk exposure on the 1-Month LIBOR rate indexed loans. In 2019, 2018, and 2017, interest rate swap agreements matured with notional amounts totaling $300 million, $382 million and $300 million, respectively. At December 31, 2019, the Company has outstanding the following interest rate swap agreements:

Effective Date	Maturity Date	Notional Amount (In Thousands)	Fixed Rate	Variable Rate
March 8, 2016	February 27, 2026	$175,000	1.5995%	1 Month LIBOR
March 8, 2016	February 27, 2026	$175,000	1.5890%	1 Month LIBOR

The following summarizes all derivative positions as of December 31, 2019 and 2018:

Table 35 – Derivatives

	December 31, 2019			December 31, 2018
		Fair Value			Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$350,000	$—	$643	$650,000	$—	$23,968
Commercial loan interest rate collars	4,000,000	239,213	—	—	—	—
Total derivatives designated as hedging instruments	4,350,000	239,213	643	650,000	—	23,968
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	1,008,805	8,384	897	1,155,942	4,439	1,777
Commercial loan interest rate caps	167,185	—	—	88,430	239	239
Commercial loan interest rate floors	654,298	8,836	8,836	652,822	5,587	5,587
Commercial loan interest rate collars	75,555	257	257	80,000	96	96
Mortgage loan held-for-sale interest rate lock commitments	4,138	22	—	5,286	72	—
Mortgage loan forward sale commitments	4,109	26	—	1,959	5	—
Mortgage loan held-for-sale floating commitments	1,523	—	—	14,690	—	—
Foreign exchange contracts	74,322	379	558	46,971	698	683
Total derivatives not designated as hedging instruments	1,989,935	17,904	10,548	2,046,100	11,136	8,382
Total derivatives	$6,339,935	$257,117	$11,191	$2,696,100	$11,136	$32,350

Counterparty Credit Risk

Derivative contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. Our policies require that institutional counterparties be approved by our ALCO and all positions over and above the minimum transfer amounts are secured by marketable securities or cash.

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

Fair Value Measurement

We use estimates of fair value in applying various accounting standards for our consolidated financial statements. Fair value measurements are used in one of four ways: (1) in the consolidated balance sheet with changes in fair value recorded in the consolidated statements of income and other comprehensive income (loss); (2) in the consolidated balance sheet for instruments carried at the lower of cost or fair value with impairment charges recorded in the consolidated statements of income and other comprehensive income (loss); and (3) in the notes to our consolidated financial statements.

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

The ACL is maintained at a level that management believes is adequate to absorb all probable losses on loans inherent in the loan portfolio as of the reporting date. Events that are not within our control, such as changes in economic factors, could change subsequent to the reporting date and could cause the ACL to be overstated or understated. The amount of the ACL is affected by loan charge-offs, which decrease the ACL; recoveries on loans previously charged off, which increase the ACL; and the provision for credit losses charged to earnings, which increases the ACL. In determining the provision for credit losses, management monitors fluctuations in the ACL resulting from actual charge-offs and recoveries and reviews the size and composition of the loan portfolio in light of current and anticipated economic conditions. See Notes 1 and 4 to the Consolidated Financial Statements for additional disclosure regarding our ACL.

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

Loans acquired in a transfer, including business combinations, with respect to which there is evidence of credit deterioration since origination and it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments, are accounted for under accounting guidance for ACI loans. We have applied this guidance to each of our acquisitions; including our FDIC-assisted acquisition of the Superior franchise and our open market acquisitions of Cadence, Encore and State Bank. For each acquisition, we have aggregated the ACI loans into pools of loans with common risk characteristics. Over the life of these acquired loans, we continue to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics. For each pool of loans, we estimate cash flows expected to be collected over the remaining life of the pool’s loans, based on assumptions about yields, prepayments and magnitude and timing of credit losses, and discount those cash flows to present value using effective interest rates to calculate the carrying value. The difference between our carrying value in the loans and our estimates of cumulative lifetime undiscounted expected cash flows represents the accretable yield. The accretable yield represents the amount we expect to recognize as interest income over the remaining life of the loans. The difference between the cash flows that our customers legally owe us under the contractual terms of their loan agreements and our cumulative lifetime expected cash flows represents the nonaccretable difference. The nonaccretable difference of a pool is a measure of the expected credit loss, prepayments and other factors affecting expected cash flows for that pool.

Each quarter, we estimate the expected cash flows for each pool or specifically reviewed loan and evaluate whether the present value of future expected cash flows for each pool or loan has decreased below its carrying value and, if so, we recognize a provision for credit loss in our consolidated statement of income for that pool or loan and appropriately adjust the amount of accretable yield. The expected cash flows are estimated based on factors which include loan grades established in our ongoing credit review program, past due status, likelihood of default based on observations of specific loans during the credit review process as well as applicable industry data, loss severity based on updated evaluation of cash flow from available collateral, and the contractual terms of the underlying loan agreement. For any pool or loan where the present value of our most recent estimate of future cumulative lifetime cash flows has increased above its recorded investment, we transfer appropriate estimated cash flows from non-accretable difference to accretable yield, which is then recognized in income first in the reversal of any impairment, then on a prospective basis through an increase in the pool’s or individual loan yield over its remaining life. For further discussion of our acquisitions and loan accounting, see Notes 1 and 4 to our consolidated financial statements.

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

Management assesses the valuation allowance recorded against deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence. Management concluded, based on the assessment of all of the positive and negative evidence, it was more likely than not that its deferred tax asset at December 31, 2019 and 2018 will be realized. This conclusion was based primarily on projections of future taxable income and the expected reversal of existing deferred tax liabilities. See Note 12 to our consolidated financial statements.

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

Recently Adopted and Pending Accounting Standards

See Note 1—Summary of Accounting Policies to the consolidated financial statements for information regarding recently adopted or pending accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We manage our market risk, which is primarily interest rate risk, through its Asset Liability Management Committee. See the “Management Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Quantitative and Qualitative Disclosures about Market Risk.”

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on its assessment, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.

/s/ Paul B. Murphy, Jr.	/s/ Valerie C. Toalson
Paul B. Murphy, Jr.	Valerie C. Toalson
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cadence Bancorporation

Opinion on Internal Control Over Financial Reporting

We have audited Cadence Bancorporation and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cadence Bancorporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Cadence Bancorporation and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cadence Bancorporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cadence Bancorporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combinations
Description of the Matter

During 2019, the Company completed its acquisition of State Bank Financial Corporation (“State Bank”) for net consideration of $826.4 million, as disclosed in Note 2 to the consolidated financial statements. The transaction was accounted for as a business combination.

Auditing the Company’s accounting for its acquisition of State Bank was complex due to the estimation required by management to determine the fair values of acquired loans and a deposit-related intangible asset of $3.5 billion and $111.9 million, respectively. The significant estimation was primarily due to the sensitivity of the respective fair values to the significant underlying assumptions. The significant assumptions for acquired loans included the discount rate and loan loss assumptions. The significant assumptions for the deposit-related intangible asset were the attrition rate of the deposit base and net maintenance cost. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over its accounting for the acquisition, including controls over the estimation process supporting the recognition and measurement of the fair values of acquired loans and the deposit-related intangible asset. This included testing management’s review controls over the judgments applied and evaluation of underlying assumptions used in the valuation methodologies.

To test the estimated fair values of the acquired loans and the deposit-related intangible asset, our audit procedures included, among others, evaluating the Company's selection of the valuation methodologies, evaluating the methods and significant assumptions used by the Company's valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with our evaluation of the methodologies used by the Company and significant assumptions included in the fair value estimates. For example, we compared loan loss assumptions and attrition rate of the deposit base assumptions to industry data and performed sensitivity analyses of the significant assumptions to evaluate the changes in estimated fair values that would result from changes in the assumptions.

Description of the Matter

Valuation of Goodwill

At December 31, 2019, the Company's goodwill was $485.3 million. As discussed in Note 1 to the consolidated financial statements, the Company's goodwill is initially assigned to its reporting units as of the acquisition date and is evaluated for impairment at least annually in the fourth quarter or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Auditing management's annual goodwill impairment test was complex and judgmental due to the degree of estimation required to determine the fair values of the Company’s reporting units. Specifically, the fair value estimates were sensitive to significant factors and assumptions, such as macroeconomic and market conditions and the profitability of the reporting units.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment testing process, including controls over management’s review of the significant assumptions described above used in determining the reporting unit fair values.

To test the estimated fair values of the Company’s reporting units, our audit procedures included, among others, assessing management’s determination of reporting units, assessing the valuation methodologies used, and testing the significant assumptions used in determining the fair value of the reporting units as well as the underlying data used by the Company in its analysis and the mathematical accuracy of the calculations. We compared the significant assumptions used by management to current industry and economic trends and other relevant factors. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair values of the reporting units that would result from changes in the assumptions, including management’s business forecasts and other market valuation inputs. We involved our valuation specialists to assist in our evaluation of the significant assumptions used to develop the fair value estimates. We also tested management’s reconciliation of the fair values of the reporting units to the market capitalization of the Company.

Allowance for Credit Losses
Description of the Matter

The Company’s loan portfolio totaled $13.0 billion as of December 31, 2019, and the allowance for credit losses (ACL) was $119.6 million. As discussed in Note 1 and Note 4 to the consolidated financial statements, the ACL represents management’s estimate of credit losses inherent in the loan portfolio at December 31, 2019. The ACL is comprised of four components: specific reserves on loans individually reviewed for impairment based on the present value of expected future cash flows, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent; for loans not considered to be impaired, a general reserve for each loan segment based on external loss data; qualitative adjustment factors applicable to the general reserve; and a reserve for unfunded commitments. As outlined in Note 1 to the consolidated financial statements, examples of qualitative adjustment factors that may affect credit losses in the loan portfolio include changes in national and service market business conditions, changes in the nature, size, or concentrations of the portfolio, changes in portfolio collateral values, and the volume and/or severity of past due and classified credits, among others.

Auditing the ACL was complex due to the subjectivity involved in management’s estimate of specific reserves on impaired loans as well as management’s identification and estimate of qualitative adjustment factors applicable to the general reserve component of the ACL. These estimates are highly judgmental and could have a significant effect on the ACL.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the ACL process. This included testing controls over management’s review and approval of analyses supporting specific reserves on impaired loans as well as testing controls over management’s assessment of the qualitative adjustment factors and management’s review and approval of the ACL, including the data inputs and outputs of the analyses supporting the ACL and their consistent application to the estimates.

For specific reserves on impaired loans, our audit procedures included inquiring of the responsible loan and credit officers to corroborate management judgments and considerations, testing the clerical accuracy of data and calculations used by management in the reserve estimate, agreeing key estimate inputs to supporting documents such as borrower financial statements or valuation reports, searching for and evaluating information that corroborates or contradicts the Company’s inputs or assumptions about the expected future cash flows or the fair value of the collateral, and testing the completeness and accuracy of the Company’s recognition of charge-offs.

For the qualitative adjustment factors applicable to the general reserve component of the ACL, our audit procedures included, among others, evaluating the consistency in application of the Company’s qualitative adjustment factor framework methodology. Additionally, we tested of the clerical accuracy of the formulas utilized in the calculations and the completeness and accuracy of inputs used in estimating the qualitative adjustment factors. These procedures included comparing the inputs to data from the Company’s information systems or other reports subject to internal controls and macroeconomic and other information from third-party sources. We also evaluated changes in the qualitative factor adjustments relative to changes in the Company’s loan portfolio, factors impacting the Company’s business, and the credit environment.

We evaluated the overall ACL amount, including specific reserves for impaired loans and qualitative adjustment factors applicable to the general reserve, and whether the amount recorded appropriately reflects losses incurred in the loan portfolio as of the consolidated balance sheet date. We reviewed subsequent events and transactions and considered whether they corroborate or contradict the Company’s measurement of the ACL as of December 31, 2019.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Birmingham, Alabama

February 28, 2020

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
(In thousands, except share data)
ASSETS
Cash and due from banks	$252,447	$237,342
Interest-bearing deposits with banks	725,343	523,436
Federal funds sold	10,974	18,502
Total cash and cash equivalents	988,764	779,280
Investment securities available-for-sale	2,368,592	1,187,252
FRB and FHLB stock	76,752	50,752
Loans held for sale	87,649	59,461
Loans	12,983,655	10,053,923
Less: allowance for credit losses	(119,643)	(94,378)
Net loans	12,864,012	9,959,545
Premises and equipment, net	127,867	63,621
Cash surrender value of life insurance	183,400	109,850
Net deferred tax asset	—	33,224
Goodwill	485,336	307,083
Other intangible assets, net	105,613	7,317
Other assets	512,244	172,900
Total Assets	$17,800,229	$12,730,285
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$3,833,704	$2,454,016
Interest-bearing deposits	10,909,090	8,254,673
Total deposits	14,742,794	10,708,689
Short-term borrowings	—	1,106
Federal Home Loan Bank advances	100,000	150,000
Senior debt	49,938	184,801
Subordinated debt	182,712	98,910
Junior subordinated debentures	37,445	36,953
Notes payable	2,078	—
Net deferred tax liability	24,982	—
Other liabilities	199,434	111,552
Total liabilities	15,339,383	11,292,011
Shareholders' Equity:
Common stock $0.01 par value, authorized 300,000,000 shares; 132,984,756 shares issued and 127,597,569 shares outstanding at December 31, 2019 and 83,625,000 shares issued and 82,497,009 shares outstanding at December 31, 2018	1,330	836
Additional paid-in capital	1,873,063	1,041,000
Treasury stock, at cost, 5,387,187 shares and 1,127,991 shares, respectively	(100,752)	(22,010)
Retained earnings	572,503	461,360
Accumulated other comprehensive income (loss)	114,702	(42,912)
Total shareholders' equity	2,460,846	1,438,274
Total Liabilities and Shareholders' Equity	$17,800,229	$12,730,285

See accompanying notes to the consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except share and per share data)	2019	2018	2017
INTEREST INCOME
Interest and fees on loans	$796,285	$470,144	$359,308
Interest and dividends on securities:
Taxable	42,450	23,793	18,089
Tax-exempt	6,306	9,541	13,360
Other interest income	15,035	9,188	6,110
Total interest income	860,076	512,666	396,867
INTEREST EXPENSE
Interest on time deposits	69,550	42,093	22,213
Interest on other deposits	118,528	58,354	27,486
Interest on borrowed funds	20,825	24,478	20,952
Total interest expense	208,903	124,925	70,651
Net interest income	651,173	387,741	326,216
Provision for credit losses	111,027	12,700	9,735
Net interest income after provision for credit losses	540,146	375,041	316,481
NONINTEREST INCOME
Investment advisory revenue	24,890	21,347	20,517
Trust services revenue	18,066	17,760	19,264
Credit related fees	21,265	16,124	12,166
Service charges on deposit accounts	20,503	15,432	15,272
Bankcard fees	8,486	5,951	7,310
Payroll processing revenue	5,149	—	—
SBA income	7,232	—	—
Other service fees	7,412	5,345	4,414
Securities gains (losses), net	2,018	(1,853)	(146)
Other income	15,904	14,532	21,077
Total noninterest income	130,925	94,638	99,874
NONINTEREST EXPENSE
Salaries and employee benefits	213,874	154,905	139,118
Premises and equipment	44,637	30,478	28,921
Merger related expenses	28,497	2,983	—
Intangible asset amortization	23,862	2,755	4,652
Other expense	97,900	67,180	60,665
Total noninterest expense	408,770	258,301	233,356
Income before income taxes	262,301	211,378	182,999
Income tax expense	60,343	45,117	80,646
Net income	$201,958	$166,261	$102,353
Weighted average common shares outstanding (Basic)	128,913,962	83,562,109	81,072,945
Weighted average common shares outstanding (Diluted)	129,017,599	84,375,289	81,605,015
Earnings per common share (Basic)	$1.56	$1.99	$1.26
Earnings per common share (Diluted)	$1.56	$1.97	$1.25

See accompanying notes to the consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net income	$201,958	$166,261	$102,353
Other comprehensive gains (losses), net of tax:
Unrealized gains (losses) on securities available-for-sale:
Net unrealized gains (losses), net of income taxes of $13,641, $(7,067), and $10,558	45,436	(23,544)	21,513
Less reclassification adjustments for gains (losses) realized in net income, net of income taxes of $466, $(428), and $(54)	1,552	(1,425)	(92)
Net unrealized gains (losses) on securities available-for-sale	43,884	(22,119)	21,605
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses), net of income taxes of $35,192, $(1,777), and $(783)	117,219	(5,934)	(643)
Less reclassification adjustments for gains (losses) realized in net income, net of income taxes of $1,146, $(1,193), and $1,336	3,817	(3,971)	2,339
Net change in unrealized gains (losses) on derivative instruments	113,402	(1,963)	(2,982)
Change in pension liability:
Actuarial (losses) gains, net of income taxes of $(3), $62, and $11	(133)	203	37
Less reclassification adjustments for gains (losses) realized in net income, net of income taxes of $(210), $0, and $(26)	(461)	—	(84)
Net unrealized gains on pension liability	328	203	121
Other comprehensive gains (losses), net of tax	157,614	(23,879)	18,744
Comprehensive income	$359,572	$142,382	$121,097

See accompanying notes to the consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)	Class A Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated OCI	Total Shareholders' Equity
Balance, December 31, 2016	75,000	$750	$879,665	$—	$232,614	$(32,531)	$1,080,498
Net income	—	—	—	—	102,353	—	102,353
Equity-based compensation cost	—	—	1,880	—	—	—	1,880
Other comprehensive income	—	—	—	—	—	18,744	18,744
Reclassification of amounts within AOCI to retained earnings due to tax reform (Note 12)	—	—	—	—	5,246	(5,246)	—
Issuance of common shares, net of issuance costs	8,625	86	155,495	—	—	—	155,581
Balance, December 31, 2017	83,625	836	1,037,040	—	340,213	(19,033)	1,359,056
Net income	—	—	—	—	166,261	—	166,261
Equity-based compensation cost	—	—	3,960	—	—	—	3,960
Cash dividends declared ($0.55 per common share)	—	—	—	—	(45,995)	—	(45,995)
Dividend equivalents on restricted stock units (Note 23)	—	—	—	—	(119)	—	(119)
Cumulative effect of adoption of new accounting principles	—	—	—	—	1,000	—	1,000
Purchase of treasury stock	(1,128)	—	—	(22,010)	—	—	(22,010)
Other comprehensive income	—	—	—	—	—	(23,879)	(23,879)
Balance, December 31, 2018	82,497	836	1,041,000	(22,010)	461,360	(42,912)	1,438,274
Net income	—	—	—	—	201,958	—	201,958
Equity-based compensation cost	—	—	7,086	—	—	—	7,086
Cash dividends declared ($0.70 per common share)	—	—	—	—	(90,095)	—	(90,095)
Dividend equivalents on restricted stock units (Note 23)	—	—	—	—	(720)	—	(720)
Purchase of treasury stock, at cost	(4,279)	—	—	(79,123)	—	—	(79,123)
Issuance of common shares for State Bank acquisition, net of issuance costs (Note 2)	49,232	492	825,621	—	—	—	826,113
Value of stock warrants assumed from State Bank (Note 2)	—	—	251	—	—	—	251
Common stock issuance costs	—	—	(580)	—	—	—	(580)
Issuance of common shares for restricted stock unit vesting (Note 23)	128	2	—	—	—	—	2
Issuance of treasury stock shares for exercise of stock warrants	20	—	(315)	381	—	—	66
Other comprehensive income	—	—	—	—	—	157,614	157,614
Balance, December 31, 2019	127,598	$1,330	$1,873,063	$(100,752)	$572,503	$114,702	$2,460,846

See accompanying notes to the consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$201,958	$166,261	$102,353
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization/accretion	2,163	20,366	13,635
Deferred income tax expense	11,840	4,464	44,388
Provision for loan losses	111,027	12,700	9,735
(Gain) loss on sale of securities, net	(2,018)	1,853	146
Gain on sale of loans, net	(4,633)	(1,422)	(2,670)
Gain on sale of insurance subsidiary assets	—	(4,871)	—
Proceeds from paydowns and sales of loans held for sale	355,524	290,733	195,130
Origination of loans held for sale	(221,442)	(271,680)	(237,404)
Purchase of interest rate collar	(127,800)	—	—
Decrease (increase) in interest receivable	1,626	(8,985)	(7,904)
(Increase) decrease in other assets	(43,670)	(21,644)	4,079
Increase in other liabilities	19,297	1,610	18,078
Other, net	2,259	1,784	5,132
Net cash provided by operating activities	306,131	191,169	144,698
CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisitions, net	409,137	—	—
Purchase of securities available-for-sale	(1,205,553)	(342,500)	(369,786)
Proceeds from sales of securities available-for-sale	393,716	268,799	161,401
Proceeds from maturities, calls and paydowns of securities available-for-sale	352,452	111,801	96,728
Purchases of other securities, net	(26,000)	(743)	(8,516)
Proceeds from sales of loans held for sale	69,933	20,894	17,613
Decrease (increase) in loans, net	287,556	(1,848,463)	(847,428)
Proceeds from sale of insurance subsidiary assets	—	15,876	—
Purchase of premises and equipment	(12,960)	(10,698)	(6,428)
Proceeds from disposition of foreclosed property	6,365	7,947	17,220
Other, net	(9,246)	5,138	(11,907)
Net cash provided by (used in) investing activities	265,400	(1,771,949)	(951,103)
CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in deposits, net	(65,848)	1,697,174	994,778
Net change in securities sold under agreements to repurchase	(25,005)	80	(2,468)
Net change in short term FHLB advances	(150,000)	—	150,000
Issuance of subordinated debentures	83,474	—	—
Proceeds from long term FHLB advances	100,000	—	—
Repayment or purchase of senior debt	(134,922)	—	(9,600)
Proceeds from issuance of common stock	—	—	155,581
Repurchase of common stock	(79,123)	(22,010)	—
Cash dividends paid on common stock	(90,095)	(45,995)	—
Other, net	(528)	—	—
Net cash (used in) provided by financing activities	(362,047)	1,629,249	1,288,291
Net increase in cash and cash equivalents	209,484	48,469	481,886
Cash and cash equivalents at beginning of period	779,280	730,811	248,925
Cash and cash equivalents at end of period	$988,764	$779,280	$730,811

See accompanying notes to the consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cadence Bancorporation (the “Company”) is a Delaware corporation and a financial holding company whose primary asset is its investment in its wholly owned subsidiary bank, Cadence Bank, National Association (the “Bank”).

Note 1—Summary of Accounting Policies

Basis of Presentation and Consolidation

The Company and its subsidiaries follow accounting principles generally accepted in the United States of America, including, where applicable, general practices within the banking industry. The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. The assessment of whether or not the Company has a controlling interest (i.e., the primary beneficiary) in a variable-interest entity (“VIE”) is performed on an on-going basis. All equity investments in non-consolidated VIEs are included in “other assets” in the Company’s consolidated balance sheets (Note 21).

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

The Bank’s subsidiaries include:

•	Linscomb & Williams, Inc. — financial advisory firm;
•	Cadence Investment Services, Inc. — provides investment and insurance products; and
•	Altera Payroll and Insurance, Inc. — provides payroll processing services and the sale of certain insurance products.

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

Business Combinations

Assets and liabilities acquired in business combinations are accounted for under the acquisition method of accounting and, accordingly, are recorded at their estimated fair values on the acquisition date. The Company generally records provisional amounts at the time of acquisition based on the information available. These provisional estimates of fair values may be adjusted for a period of up to one year from the acquisition date if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Adjustments recorded during this period are recognized in the current reporting period. The excess cost over fair value of net assets acquired is recorded as goodwill. On January 1, 2019, we completed our merger with State Bank Financial Corporation and on July 1, 2019, we completed our acquisition of Wealth and Pension Services Group, Inc. (see Note 2).

Sale of Subsidiary

On May 31, 2018, the Company completed the sale of the assets of its subsidiary Cadence Capital, Inc. (formerly known as Town & Country Insurance Agency, Inc.) to an unrelated third party, selling $11.1 million in net assets, including $10.9 million in goodwill and intangibles. This transaction resulted in a pre-tax gain of $4.9 million recorded in noninterest income, offset by $1.1 million in sale related expenses recorded in noninterest expenses during the second quarter of 2018.

Securities

Securities are accounted for as follows:

Securities Available-for-Sale

Securities classified as available-for-sale are those debt securities that are intended to be held for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including movements in interest rates, liquidity needs, security risk assessments, changes in the mix of assets and liabilities and other similar factors. These securities are carried at their estimated fair value, and the net unrealized gain or loss is reported as accumulated other comprehensive income, net of tax, until realized. Premiums and discounts are recognized in interest income using the effective interest method.

Realized gains and losses on the sale of securities available-for-sale are determined by specific identification using the adjusted cost on a trade date basis and are included in securities gains (losses), net.

Securities Held-to-Maturity

Securities classified as held-to-maturity are those debt securities for which there is a positive intent and ability to hold to maturity. These securities are carried at cost, adjusted for amortization of premium and accretion of discount, computed by the effective interest method. The Company had no securities held-to-maturity at December 31, 2019 or 2018.

Trading Account Securities

Trading account securities are securities that are held for the purpose of selling them at a profit. The Company had no trading account securities as of December 31, 2019 or 2018.

FHLB and FRB Stock

The Company has ownership in Federal Home Loan Bank of Atlanta (“FHLB”) and Federal Reserve Bank (“FRB”) stock which do not have readily determinable fair values and no quoted market values, as ownership is restricted to member institutions, and all transactions take place at par value with the FHLB or FRB as the only purchaser. Therefore, the Company accounts for these investments as long-term assets and carries them at cost. Management’s determination as to whether these investments are impaired is based on management’s assessment of the ultimate recoverability of the par value (cost) rather than recognizing temporary declines in fair value. In order to become a member of the Federal Reserve System, regulations require that the Company hold a certain amount of FRB capital stock. Additionally, investment in FHLB stock is required for membership in the FHLB system and in relation to the level of FHLB advances.

Derivative Financial Instruments and Hedging Activities

Derivative instruments are accounted for under the requirements of ASC Topic 815, Derivatives and Hedging. ASC 815 requires companies to recognize all of their derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value.

The fair value of derivative positions outstanding is included in other assets and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows. The Company does not speculate using derivative instruments.

Interest Rate Lock Commitments

In the ordinary course of business, the Company enters into certain commitments with customers in connection with residential mortgage loan applications for loans the Company intends to sell. Such commitments are considered derivatives under current accounting guidance and are required to be recorded at fair value. The change in fair value of these instruments is reflected currently in the mortgage banking revenue of the consolidated statements of income. The fair value of these derivatives is recorded on the consolidated balance sheets in other assets and other liabilities.

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

Loans Held-for-Sale

Mortgage Loans Held-for-Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. The Company also transfers certain mortgage loans to held-for-sale when management has the intent to sell the loan or a portion of the loan in the near term. These held-for-sale loans are recorded at the lower of cost or estimated fair value. At the time of transfer, write-downs on the loans are recorded as charge-offs and a new cost basis is established. Generally, loans in this category are sold within thirty days. These loans are primarily sold with the mortgage servicing rights released. Fees on mortgage loans sold individually in the secondary market, including origination fees, service release premiums, processing and administrative fees, and application fees, are recognized as mortgage banking revenue in the period in which the loans are sold. These loans are underwritten to the standards of upstream correspondents and are held on the Company’s consolidated balance sheets until the loans are sold. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include early payment default, breach of representations or warranties, and documentation deficiencies. During 2019, 2018, and 2017, an insignificant number of loans were returned to the Company.

Commercial Loans Held-for-Sale

The Company originates certain commercial loans for which a portion is intended for sale. The Company also transfers certain commercial loans to held-for-sale when management has the intent to sell the loan or a portion of the loan in the near term. These held-for-sale loans are recorded at the lower of cost or estimated fair value. At the time of transfer, write-downs on the loans are recorded as charge-offs and a new cost basis is established. Any subsequent lower of cost or market adjustment is determined on an individual loan basis and is recognized as a valuation allowance with any charges included in other noninterest expense. Gains and losses on the sale of these loans are included in other noninterest income when realized.

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

A loan is considered to be impaired when it appears probable that the entire amount contractually due will not be collected in accordance with the terms of the loan agreement. Factors considered in determining impairment include payment status, collateral values, and the probability of collecting scheduled payments of principal and interest when due. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price or based on the fair value of the collateral less disposal costs if the loan is collateral dependent.

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

The ACL is comprised of the following four components:

•

Specific reserves are recorded on loans reviewed individually for impairment. Generally, all loans that are individually identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. A loan is considered impaired when, based on current information, it is probable that we will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with ASC Topic 310, Receivables. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price or based on the fair value of the collateral if the loan is collateral dependent. When management’s measured value of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the loss exposure for each credit, given the payment status, the financial condition of the borrower and any guarantors and the value of any underlying collateral. Loans that are individually identified as impaired are excluded from the general reserve calculation described below. Changes in specific reserves from period to period are the result of changes in the circumstances of individual loans such as charge-offs, payments received, changes in collateral values or other factors.

•

For loans not considered to be impaired, a general reserve is maintained for each loan segment in the loan portfolio. Due to the growth of the credit portfolio into new geographic areas and into new commercial segmentations and the lack of seasoning of the portfolio, the Company recognizes there is limited historical loss information to adequately estimate loss rates based primarily on historical loss data. Therefore, external loss data is utilized from a nationally recognized risk rating agency to assist in determining the loss rates within the ACL model until sufficient loss history can be accumulated from the Company’s loss experience in these segments. These loss rates are calibrated to the Cadence customer risk profile and portfolio mix. The Company monitors actual loss experience for each loan segment for potential adjustments required to the loss rates utilized.

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

•	Changes in the nature or size of the portfolio
•	Changes in portfolio collateral values
•	Changes in the experience, ability, and depth of lending management and other relevant staff
•	Volume and/or severity of past due and classified credits or trends in the volume of losses, non-accrual credits, impaired credits and other credit modifications
•	Quality of the institution’s credit review system and processes and the degree of oversight by bank management and the board of directors
•	Concentrations of credit such as industry and lines of business
•	Competition and legal and regulatory requirements or other external factors

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

Management presents the quarterly review of the ACL to the Board of Directors. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change.

The reserve for unfunded commitments is determined by assessing three distinct components: unfunded commitment volatility in the portfolio (excluding commitments related to letters of credit and commitment letters), adverse letters of credit, and adverse lines of credit. Unfunded commitment volatility is calculated on a trailing eight quarter basis; the resulting expected funding amount is then reserved for based on the current combined reserve rate of the pass-rated originated and ANCI loans.  Adverse lines and letters of credit are assessed individually based on funding and loss expectations as of the period end. The reserve for unfunded commitments is recorded in other liabilities and other noninterest expense separate from the allowance and provision for credit losses. As of December 31, 2019 and 2018, the reserve for unfunded commitments totaled $1.7 million and $0.6 million, respectively.

Accounting for Acquired Loans

Acquired Loans

The Company accounts for its acquisitions under ASC 805 which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No ACL related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC 820. The Company estimated the fair value of loans by utilizing the discounted cash flow method applied to pools of loans aggregated by product categories and interest rate type. In addition, certain cash flows were estimated on an individual loan basis based on current performance and collateral value, if the loan is collateral dependent. Contractual principal and interest cash flows were projected based on the payment type (i.e., amortizing or interest only), interest rate type (i.e., fixed or adjustable), interest rate index, weighted average maturity, weighted average interest rate, weighted average spread, and weighted average interest rate floor of each loan pool. The expected cash flows for each category were determined by estimating future credit losses using probabilities of default (PD), loss given default (LGD) and the rate of prepayments. Projected monthly cash flows were then discounted to present value based on discount rates developed from various sources including newly originated loans, a buildup approach and market data.

The Company accounts for and evaluates acquired credit impaired (“ACI”) loans in accordance with the provisions of ASC 310-30. When ACI loans exhibit evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all principal and interest payments in accordance with the terms of the loan agreement, the expected shortfall in future cash flows, as compared to the contractual amount due, is recognized as a non-accretable discount. Any excess of expected cash flows over the acquisition date fair value is known as the accretable discount and is recognized as accretion income over the life of each pool or individual loan. ACI loans that meet the criteria for non-accrual of interest at the time of acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the timing and expected cash flows on such loans can be reasonably estimated and if collection of the new carrying value of such loans is expected. However, if the timing or amount of the expected cash flows cannot be reasonably estimated an ACI loan may be placed in non-accruing status. Expected cash flows over the acquisition date fair value are periodically re-estimated utilizing the same cash flow methodology used at the time of acquisition and subsequent decreases to the expected cash flows will generally result in a provision for loan losses charge to the Company’s consolidated statements of income. Conversely, subsequent increases in expected cash flows result in a transfer from the non-accretable discount to the accretable discount, which would have a positive impact on accretion income prospectively. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

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

Leases

The Bank leases various premises and equipment. At the inception of the contract the Bank determines if an arrangement is or contains a lease and will recognize on the balance sheet a lease asset for its right to use the underlying asset (“ROU”) and a lease liability for the corresponding lease obligation for contracts longer than a year. Both the asset and liability are initially measured at the present value of the future minimum lease payments over the lease term. In determining the present value of lease payments, the Bank uses our incremental borrowing rate as the discount rate for the leases.

The Bank has defined a separate accounting policy for real estate and non-real estate leases to account for non-lease components from a lessee perspective. For non-real estate leases, the Bank elected the practical expedient to not separate non-lease components from lease components and instead to account for both as a single lease component as it relates to this class type. The election was made to separate the non-lease components from the lease components in real estate leases due to the volume of real estate leases that are structured as triple net leases, where many of these expenses are already excluded from the lease. The Bank’s lease agreements do not contain any residual value guarantees.

The Bank elected to apply the short-term lease exception to existing leases that meet the definition of a short-term lease, considering the lease term from the commencement date, not the remaining term at the date of adoption. The Bank includes all renewal options in the lease term, unless we have determined we will not renew a particular lease, in determination of the capitalization period and lease liability and ROU asset.

See Recently Adopted Accounting Pronouncements below for more information.

Other Real Estate Owned

Other real estate owned (“OREO”) consists of properties acquired through foreclosure and unutilized bank-owned properties. OREO totaled $1.6 million and $2.4 million as of December 31, 2019 and 2018, respectively. These properties, as held-for-sale properties, are recorded at fair value, less estimated costs to sell, on the date of foreclosure establishing a new cost basis for the property. Subsequent to the foreclosure date the OREO is maintained at the lower of cost or fair value. Any write-down to fair value required at the time of foreclosure is charged to the ACL. Subsequent gains or losses resulting from the sale of the property or additional valuation allowances required due to further declines in fair value are reported in other noninterest expense.

Cash Surrender Value of Life Insurance

The Company invests in bank-owned life insurance (“BOLI”), which involves the purchasing of life insurance on selected employees. The Company is the owner of the policies and, accordingly, the cash surrender value of the policies is included in total assets and increases in cash surrender values are reported as income in the consolidated statements of income. The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the insured person’s death and certain other conditions are met.

Goodwill and Other Intangible Assets

Goodwill is accounted for in accordance with ASC 350, and accordingly is not amortized but is evaluated for impairment at least annually in the fourth quarter or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As part of its testing, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative assessment indicate that more likely than not a reporting unit’s fair value is less than its carrying amount, the Company determines the fair value of the respective reporting unit (through the application of various quantitative valuation methodologies) relative to its carrying amount to determine whether quantitative indicators of potential impairment are present (i.e., Step 1). The Company may also elect to bypass the qualitative assessment and begin with Step 1. If the results of Step 1 indicate that the fair value of the reporting unit may be below its carrying amount, the Company determines the fair value of the reporting unit’s assets and liabilities, considering deferred taxes, and then measures impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill (i.e., Step 2).

A reporting unit is defined as an operating segment or a component of that operating segment, as defined in ASC 280. Reporting units may vary, depending on the level at which performance of the segment is reviewed. No impairment was identified in any reporting unit in 2019, 2018 or 2017.

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

Variable Interest Entities and Other Investments

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

The Company invests in certain affordable housing projects as a limited partner and accounts for these investments and the related tax credits using either the effective yield method or the proportional amortization method, depending upon the date of the investment. Under the effective yield method, the Company recognizes the tax credits as they are allocated and amortizes the initial costs of the investments to provide a constant effective yield over the period that the tax credits are allocated. Under the proportional amortization method, the Company amortizes the cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense.

Equity securities with readily determinable fair values not held for trading consist of marketable equity securities which are carried at fair value with changes in fair value reported in net income.

For other investments in limited partnerships without readily determinable fair values, the Company has elected to account for these investments using the practical expedient of the fair value of underlying net asset value. For investments in other limited partnerships without readily determinable fair values that do not qualify for the practical expedient, these investments are accounted for at their cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Any changes in fair value are reported in net income.

See Note 21 for more information about our equity investments.

Income Taxes

The Company and its significant subsidiaries are subject to income taxes in federal, state and local jurisdictions, and such corporations account for income taxes under the asset and liability method in accordance with ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The recognition of a deferred tax asset is dependent upon a “more likely than not” expectation of realization of the deferred tax asset, based upon the analysis of available evidence. The deferred tax asset recoverability is calculated using a consistent approach, which considers the relative impact of negative and positive evidence, including review of historical financial performance, and all sources of future taxable income, such as projections of future taxable income exclusive of future reversals of temporary differences and carryforwards, tax planning strategies, and any carryback availability. A valuation allowance is required to sufficiently reduce the deferred tax asset to the amount that is expected to be realized on a “more likely than not” basis. Changes in the valuation allowance are generally recorded through income.

Treasury Stock and Share Repurchases

The Company purchases shares of its Class A common stock pursuant to share repurchase programs authorized by its Board of Directors. The purchase of the Company’s common stock is recorded at cost. At the date of repurchase, shareholders’ equity is reduced by the repurchase price. Upon retirement, or upon purchase for constructive retirement, treasury stock would be reduced by the cost of such stock with the excess of repurchase price over par or stated value recorded in additional paid-in capital. If the Company subsequently reissues treasury shares, treasury stock is reduced by the cost of such stock with differences recorded in additional paid-in capital or retained earnings, as applicable.

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

Credit Related Fees

Credit related fees primarily include fees assessed on the unused portion of commercial lines of credit (“unused commitment fees”) and syndication agent fees. Unused commitment fees are recognized when earned. Syndication agent fees are earned to act as an agent for a period of time, usually one year. Arranger fees are earned to arrange a syndicate of lenders and are generally recognized when the transaction is closed.

Bankcard Fees

Bankcard fees include primarily bankcard interchange revenue, which is recorded when services are provided.

Payroll Processing Revenue

Payroll processing revenue represents a new source of revenue for us which we acquired in the State Bank transaction. Payroll processing revenue consists principally of payroll processing fees, property and casualty brokerage and employee benefits brokerage. Payroll processing fees are charged as the services are provided and the Company satisfied its performance obligation simultaneously. Property and casualty includes the brokerage of both personal and commercial coverages. The placement of the policy is completion of the Company's performance obligation and revenue is recognized at that time. The Company's commission is a percentage of the premium. Employee benefits brokerage consists of assisting companies in designing and managing comprehensive employee benefit programs. The services provided by the Company are collectively benefit management services which are considered a bundle of services that are highly interrelated. Each of the underlying services are activities to fulfill the benefit management service and are not distinct and separate performance obligations. Revenue is recognized over the contract term as services are rendered on a monthly basis. Customer payments are usually received on a monthly basis.

SBA Income

Small Business Administration (“SBA”) income also represents a new source of revenue for us through the State Bank transaction. This revenue consists of gains on sales of SBA loans, servicing fees, changes in the fair value of servicing rights, and other miscellaneous fees. Servicing fee income is recorded for fees earned for servicing SBA loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, pension liability and cash flow hedges, are reported as a separate component of the shareholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

Employee Benefits

The Company offers a 401(k) defined contribution benefit plan to its employees. The plan provides for a 100% match of employee contributions up to five percent of employee compensation. All contributions and related earnings are 100% vested.

Employees of the legacy Cadence Bank hired prior to January 1, 2001 participate in a noncontributory defined benefit pension plan. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service and compensation. Contributions to the plan reflect benefits attributed to employees’ services to date, as well as services expected to be provided in the future. The annual pension cost charged to expense is actuarially determined in accordance with the provisions of ASC Topic 715, Compensation–Retirement Benefits. The plan was amended effective January 1, 2001, to close participation in the plan, and employees hired subsequent to December 31, 2000, are not eligible to participate. The pension plan was terminated in 2019.

The Company has a supplemental retirement plan that originated from an acquired bank for certain directors and officers of that acquired bank. The annual cost charged to expense and the estimated present values of the projected payments are actuarially determined in accordance with the provisions of ASC 715.

As a result of the prior acquisitions, the Company has various legacy unqualified supplemental retirement plans. The plans allow for fixed payment amounts to begin on a monthly basis at a specified age. The annual cost charged to expense and the estimated present value of the projected payments was determined in accordance with the provisions of ASC 715. The present value of projected payments is recorded as a liability, in accordance with ASC 710-30, in the Company’s consolidated balance sheets.

The Company provides a voluntary deferred compensation plan for certain of its executive and senior officers. Under this plan, the participants may defer up to 25% of their base compensation and 100% of certain incentive compensation. The Company may, but is not obligated to, contribute to the plan. Amounts contributed to this plan are credited to a separate account for each participant and are subject to a risk of loss in the event of the Company’s insolvency. The Company made no contributions to this plan in 2019, 2018 or 2017.

Equity-Based Compensation and Equity Incentive Plan

The Company maintains an equity incentive plan that provides for the granting of various forms of incentive equity-based compensation. The Company values these units at the grant date fair value and recognizes expense over the requisite service period. The Company’s equity-based compensation costs are recorded as a component of salaries and employee benefits in the consolidated statements of income. See Note 23 for additional information.

Cash Based Long Term Incentive Plan

Prior to 2018, the Bank granted long-term incentive awards to certain employees that provide for cash compensation, half of which are based on the quoted market price of the Company’s common stock, as determined on at least a quarterly basis. The awards are generally subject to a 36-month vesting period and the attainment of certain three-year profitability levels. The Company adjusts the accrual related to this plan on at least a quarterly basis, based on the phantom shares awarded, and the fair value of Cadence Bancorp, LLC’s or Company’s stock. Expense under this plan was $2.1 million, $6.0 million and $7.3 million in December 31, 2019, 2018 and 2017, respectively.

Employee Stock Purchase Plan

The Company provides an employee stock purchase plan whereby employees may purchase the Company’s Class A common stock at a discount of 15% of the fair market value of a share of common stock, defined as the closing price of the common stock on the stock exchange for the first and last day of the purchase period (as defined). The Company records an expense for the 15% discount which is included in salaries and employee benefits in the consolidated statements of income. See Note 23 for additional information.

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

Management employs independent third-party pricing services to provide fair value estimates for the Company’s financial instruments. Management uses various validation procedures to validate the prices received from pricing services and quotations received from dealers are reasonable for each relevant financial instrument, including reference to relevant broker/dealer quotes or other market quotes and a review of valuations and trade activity of comparable securities. Consideration is given to the nature of the quotes (e.g., indicative or firm) and the relationship of recently evidenced market activity to the prices provided by the third-party pricing service.

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

For further information about fair value measurements, see Note 20.

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

The Company adopted ASU 2016-02 and related ASUs on January 1, 2019 using the optional modified retrospective transition approach which resulted in a right-of-use (“ROU”) asset of approximately $80.0 million and lease liability of $92.3 million. The Company elected to adopt the package of practical expedients permitted under ASC 842 which, among other things, does not require reassessment of lease classification. See Note 8 for more information.

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

•

Eliminates existing guidance for acquired credit impaired (“ACI”) loans and requires recognition of the nonaccretable difference as an increase to the allowance for expected credit losses on financial assets purchased with more than insignificant credit deterioration since origination, which will be offset by an increase in the amortized cost of the related loans. For ACI loans accounted for under ASC 310-30 prior to adoption, the guidance in this amendment for purchase credit deteriorated assets will be prospectively applied.

•

Requires inclusion of expected recoveries, limited to the cumulative amount of prior write-offs, when estimating the allowance for credit losses for in-scope financial assets (including collateral dependent assets).

•

Amends existing impairment guidance for available-for-sale securities to incorporate an allowance, which will allow for reversals of credit impairments if the credit of an issuer improves. The Company expects no material allowance impact to available-for-sale securities.

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
•

The allowance related to loans and commitments will increase as it will relate to credit losses over the full remaining expected life of the portfolio. Cadence intends to estimate losses through various models that include selected forecasted macroeconomic variables produced in a baseline macroeconomic scenario forecast provided by an external party.

•

Based on current expectations of future economic conditions and the results from our models, Cadence believes its allowance for credit losses on loans will increase up to 65% from its allowance for credit losses as of December 31, 2019, as disclosed herein. The initial impact to regulatory capital is expected to be minimal; Cadence plans to elect the transition provisions provided by the banking agencies and will phase-in the “Day One” regulatory capital effects resulting from adoption of CECL over the three-year period beginning January 1, 2020. The final impact depends on the characteristics of the portfolio as well as the macroeconomic conditions and forecasts upon adoption and other management judgments.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Therefore, any carrying amount which exceeds the reporting unit’s fair value (up to the amount of goodwill recorded) will be recognized as an impairment loss. ASU 2017-04 will be effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual periods. The amendments will be applied prospectively on or after the effective date. Based on recent goodwill impairment tests, which did not require the application of Step 2, the Company does not expect the adoption of this ASU to have an immediate impact.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 amends the disclosure requirements of ASC 820 to remove disclosure of transfers between Level 1 and Level 2 of the fair value hierarchy and the valuation process for Level 3 fair value measurements, among other amendments, and to include disclosure of the range and weighted average used in Level 3 fair value measurements, among other amendments. Amendments should be applied retrospectively to all periods presented, except for certain amendments, which should be applied prospectively. ASU 2018-13 will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods. The Company does not expect the adoption of this guidance to have an impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, Compensation–Retirement Benefits–Defined Benefit Plans–General (Subtopic 715-20): Disclosure Framework–Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020; early adoption is permitted. The Company does not expect the adoption of this guidance to have an impact on the its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). This standard aligns the requirements for capitalizing implementation costs in a hosting arrangement service contract with the existing guidance for capitalizing implementation costs incurred for an internal-use software license. This standard also requires capitalizing or expensing implementation costs based on the nature of the costs and the project stage during which they are incurred and establishes additional disclosure requirements. This standard will be effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period. The Company plans to adopt the standard prospectively and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This ASU amends ASC 810 guidance on how all reporting entities evaluate indirect interests held through related parties in common control arrangements when determining whether fees paid to decision makers and service providers are variable interests. ASU 2018-17 is effective for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

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

The credit losses and hedging amendments have the same effective dates as the respective standards, unless an entity has already adopted the standards. The pending adoption of the credit losses standard, or CECL, is discussed above. Since the Company early adopted the guidance in ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, in 2018, the amended hedge accounting guidance in ASU 2019-04 will be effective as of the beginning of the first annual reporting period beginning after April 25, 2019 with early adoption permitted on any date after the issuance of this ASU and is not expected to have a material impact on the consolidated financial statements. The amendments related to recognizing and measuring financial instruments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company currently does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU eliminates certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted in interim or annual periods for which entities have not yet issued financial statements. Entities that elect to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, entities that elect early adoption must adopt all the amendments in the same period. Entities will apply the guidance prospectively, except for certain amendments. The Company is evaluating the impact this guidance may have on its consolidated financial statements.

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

The State Bank transaction was accounted for using the acquisition method of accounting. Accordingly, the results of operations of the acquired company have been included in the Company’s results of operations since the date of acquisition. Under this method of accounting, assets acquired, liabilities assumed, and consideration paid were recorded at their estimated fair values on the acquisition date. The fair values of securities, loans, OREO, premises and equipment, core deposit intangibles, other assets and deposits were determined with the assistance of appraisals, third-party valuations and advisors. The excess cost over fair value of net assets acquired is recorded as goodwill. As the consideration paid for State Bank exceeded the net assets acquired, goodwill of $175.7 million was recorded from the acquisition and allocated to the Banking segment. Goodwill recorded in the transaction, which reflects the new Georgia market and synergies expected from the combined operations, is not deductible for income tax purposes.

The following table provides the purchase price calculation as of the acquisition date and the identifiable assets acquired and the liabilities assumed at their fair values. These fair value measurements are based on internal and third-party valuations.

(In thousands, except shares and per share data)	As Recorded by Cadence
Assets
Cash and cash equivalents	$414,342
Investment securities available-for-sale	667,865
Loans held for sale	148,469
Loans	3,317,897
Premises and equipment	65,646
Cash surrender value of life insurance	69,252
Intangible assets	117,038
Other assets	47,146
Total assets acquired	$4,847,655
Liabilities
Deposits	$4,096,665
Short term borrowings	23,899
Other liabilities	76,368
Total liabilities assumed	4,196,932
Net identifiable assets acquired over liabilities assumed	650,723
Goodwill	175,657
Net assets acquired over liabilities assumed	$826,380
Consideration:
Cadence Bancorporation common shares issued	49,232,008
Fair value per share of the Company's common stock	$16.78
Company common stock issued	826,113
Fair value of unexercised warrants	267
Fair value of total consideration transferred	$826,380

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

The initial valuation of the acquired loans was not final due to the complexity and time involved in valuing loans. An estimate was recorded during the first quarter of 2019 based on the results of a valuation exercise conducted as of December 31, 2018, and applied to the January 1, 2019, balance of loans acquired from State Bank. During the remainder of 2019, we continued to analyze the valuations assigned to the acquired assets and assumed liabilities and our third-party valuation firm provided updated valuation assumptions for loans. These updated assumptions impacted the January 1, 2019, valuation estimates for the acquired loans. In addition, adjustments were made to deferred taxes and accrued expense balances based on new information resulting in the revised fair values displayed below. We updated our estimated fair values of these items within our Consolidated Balance Sheet with a corresponding adjustment to goodwill. These changes are gross of taxes and reflected in the following table:

(In thousands) Acquired Asset or Liability	Balance Sheet Line Item	Provisional Estimate	Revised Estimate	Increase (Decrease)
Loans	Loans	$3,324,056	$3,317,897	$(6,159)
Current and deferred taxes	Other assets	2,125	6,026	3,901
Other liabilities	Other liabilities	76,278	76,368	90

The impact on the income statement resulting from the changes to the estimated fair values was insignificant. We completed our analysis of the assumptions and related valuation results associated with the acquired loans, and accordingly, the valuation of the loans is final as of December 31, 2019.

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

Intangible assets consisted of the core deposit intangible and the customer relationship intangible of a subsidiary. The core deposit intangible asset recognized of $111.9 million is being amortized over its estimated useful life of ten years utilizing an accelerated method. The benefit of the deposit base is equal to the difference in cash flows between maintaining the existing deposits and obtaining alternative funds over the life of the deposit base. The difference was tax effected and discounted to present value at a risk-adjusted discount rate. The valuation of the core deposit base includes estimates of the attrition rates for each deposit type based on historical attrition data and market participant information, in addition to estimates of total costs including interest cost, net maintenance cost, cost of reserves, and cost of float. The customer relationship and trademark intangible recognized of $3.7 million and $1.4 million are being amortized over estimated useful lives of ten and twenty years, respectively, using an accelerated method.

Goodwill of $175.7 million was recorded as a result of the transaction and is not amortized for financial statement purposes. All the goodwill was assigned to the Banking segment. The goodwill recorded is not deductible for income tax purposes

Certificates of deposit, including IRAs, were valued by projecting out the expected cash flows based on the contractual terms of the certificates of deposit. The fair values of savings and transaction deposit accounts were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. These cash flows were discounted using the interest rates on fixed maturity deposits offered by Cadence and State Bank as of January 1, 2019 resulting in a $3.4 million discount amortized over a twelve-month period.

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

The following table presents certain unaudited pro forma information for the results of operations for the years ended December 31, 2019 and 2018, as if State Bank had been acquired on January 1, 2018. The pro forma results combine the historical results of State Bank into the Company’s consolidated income statements including the impact of certain acquisition accounting adjustments including loan discount accretion, investment securities discount accretion, intangible assets amortization and deposit premium accretion. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisition taken place on January 1, 2018. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. Merger-related costs of $28.0 million recorded in 2019 and $3.0 million recorded by Cadence and $29.9 million recorded by State Bank in 2018 are not included in the pro forma statements below.

	For the Years Ended December 31,
	2019	2018
(In thousands)	Pro Forma	Pro Forma
Total revenues (net interest income and noninterest income)	$760,318	$770,372
Net income	185,452	262,029

Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as State Bank was merged into the Company and separate financial information is not available.

Merger-related expenses of $28.0 million incurred during 2019 are recorded in the consolidated income statement and include incremental costs related to the closing of the transaction, including legal, accounting and auditing, investment banker fees, certain employment related costs, travel, printing, supplies, and other costs. The data processing systems conversion occurred in February 2019.

Wealth & Pension

On July 1, 2019, the Company’s wholly owned subsidiary, Linscomb & Williams, Inc., acquired certain assets and assumed certain liabilities of Wealth and Pension Services Group, Inc. (“W&P”), a fee-based investment advisory firm with its principal office in Atlanta, Georgia. The total purchase consideration paid of $8.0 million included an initial cash payment of $5.2 million and future cash payments totaling approximately $2.1 million to be paid in installments over a five-year period pursuant to the Asset Purchase Agreement. W&P is also eligible for future earn-out payments pursuant to the Asset Purchase Agreement based on achieving certain levels of earnings growth over a three- and five-year period. The acquisition is accounted for as a business combination. During the third quarter of 2019, the Company recognized provisional identifiable intangible assets with an estimated fair value of $5.1 million, comprised primarily of customer relationships and noncompete agreements. We also recognized provisional goodwill of $2.6 million in connection with the acquisition. These fair value estimates represent our best estimate of fair value and are expected to be finalized over a period of up to one year from the acquisition date. Merger-related expenses of $0.5 million incurred in 2019 are recorded in the consolidated income statement.

Note 3—Securities

A summary of amortized cost and estimated fair value of securities available-for-sale at December 31, 2019 and 2018 is as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019
Securities available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
Obligations of U.S. government agencies	69,464	57	415	69,106
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	98,122	1,205	245	99,082
Issued by FNMA and FHLMC	1,423,771	13,128	1,402	1,435,497
Other residential mortgage-backed securities	292,019	4,197	384	295,832
Commercial mortgage-backed securities	276,533	2,448	3,023	275,958
Total MBS	2,090,445	20,978	5,054	2,106,369
Obligations of states and municipal subdivisions	185,882	7,235	—	193,117
Total securities available-for-sale	$2,345,791	$28,270	$5,469	$2,368,592

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018
Securities available-for-sale:
U.S. Treasury securities	$100,413	$—	$3,628	$96,785
Obligations of U.S. government agencies	60,975	316	284	61,007
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	85,052	146	2,093	83,105
Issued by FNMA and FHLMC	594,874	694	10,367	585,201
Other residential mortgage-backed securities	36,339	8	1,178	35,169
Commercial mortgage-backed securities	114,383	287	5,255	109,415
Total MBS	830,648	1,135	18,893	812,890
Obligations of states and municipal subdivisions	229,475	207	13,112	216,570
Total securities available-for-sale	$1,221,511	$1,658	$35,917	$1,187,252

The scheduled contractual maturities of securities available-for-sale at December 31, 2019 were as follows:

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$15,768	$15,816
Due after one year through five years	1,310	1,297
Due after five years through ten years	28,633	28,364
Due after ten years	209,635	216,746
Mortgage-backed securities	2,090,445	2,106,369
Total	$2,345,791	$2,368,592

Proceeds from sales, gross gains, and gross losses on sales of securities available-for-sale for the years ended December 31, 2019, 2018, and 2017 are presented below. There were no other-than-temporary impairment charges included in gross realized losses for the years ended December 31, 2019, 2018, and 2017. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Gross realized gains	$3,536	$816	$167
Gross realized losses	(1,518)	(2,669)	(313)
Realized gains (losses), net	$2,018	$(1,853)	$(146)
Proceeds from sales of securities available-for-sale	$393,716	$268,799	$161,401

Securities with a carrying value of $629.4 million and $711.2 million at December 31, 2019 and 2018, respectively, were pledged to secure public deposits, FHLB borrowings, repurchase agreements and for other purposes as required or permitted by law.

Information pertaining to securities available-for-sale with gross unrealized losses aggregated by category and length of time the securities have been in a continuous loss position was as follows:

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2019
U.S. Treasury securities	$—	$—	$—	$—
Obligations of U.S. government agencies	33,053	209	13,703	206
Mortgage-backed securities	708,991	4,466	61,506	588
Obligations of states and municipal subdivisions	—	—	—	—
Total	$742,044	$4,675	$75,209	$794

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2018
U.S. Treasury securities	$—	$—	$96,785	$3,628
Obligations of U.S. government agencies	25,978	183	10,152	101
Mortgage-backed securities	259,794	2,864	405,974	16,029
Obligations of states and municipal subdivisions	74,503	2,501	125,092	10,611
Total	$360,275	$5,548	$638,003	$30,369

As of December 31, 2019 and 2018, approximately 35% and 84%, respectively, of the fair value of securities in the investment portfolio reflected an unrealized loss. As of December 31, 2019, there were 23 securities that had been in a loss position for more than twelve months, and 61 securities that had been in a loss position for less than twelve months. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption of the obligations. The Company has adequate liquidity and, therefore, does not plan to sell and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Note 4—Loans Held-for-Sale, Loans and Allowance for Credit Losses

Loans Held-for-Sale

The following table presents a summary of the loans held-for-sale by portfolio segment as of December 31, 2019 and 2018:

(In thousands)	December 31, 2019	December 31, 2018
Commercial and industrial	$32,257	$42,457
Commercial real estate	49,109	—
Consumer	2,988	17,004
Small business	3,295	—
Total loans held for sale	$87,649	$59,461

Loans

The following table presents total loans outstanding by portfolio segment and class of financing receivable as of December 31, 2019 and 2018. Outstanding balances include originated loans, Acquired Noncredit Impaired (“ANCI”) loans and Acquired Credit Impaired (“ACI”) loans. Additional information about ACI loans is presented separately in the “Acquired Credit-Impaired Loans” section of this Note.

(In thousands)	December 31, 2019	December 31, 2018
Commercial and Industrial
General C&I	$3,979,193	$3,275,362
Energy sector	1,427,832	1,285,775
Restaurant industry	993,397	1,096,366
Healthcare	472,307	539,839
Total commercial and industrial	6,872,729	6,197,342
Commercial Real Estate
Income producing	2,517,707	1,266,791
Land and development	254,965	63,948
Total commercial real estate	2,772,672	1,330,739
Consumer
Residential real estate	2,584,810	2,227,653
Other	93,175	67,100
Total consumer	2,677,985	2,294,753
Small Business Lending	734,237	266,283
Total (Gross of unearned discount and fees)	13,057,623	10,089,117
Unearned discount and fees	(73,968)	(35,194)
Total (Net of unearned discount and fees)	$12,983,655	$10,053,923

During 2018, the Company purchased $214 million of consumer residential real estate loans, at a premium of approximately 6.0%. These loans were evaluated and determined not to be credit impaired before purchase and were classified as ANCI as of December 31, 2018. The Company did not purchase any loans during 2019 other than those acquired as part of the State Bank merger on January 1, 2019 (see Note 2).

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

•	Pass—For loans within this risk rating, the condition of the borrower and the performance of the loan is satisfactory or better.
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

•

Substandard—A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Loans classified as substandard possess well-defined weaknesses that are expected to jeopardize their liquidation. Loans in this category may be either on accrual status or nonaccrual status.

•

Doubtful—Loans classified as doubtful possess all of the weaknesses inherent in loans classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable or improbable based on currently existing facts, conditions, and values. Loans rated as doubtful are not rated as loss because certain events may occur that could salvage the debt. Loans in this category are required to be on nonaccrual.

•

Loss—Loans classified loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be affected in the future. Loans may reside in this classification for administrative purposes for a period not to exceed the earlier of thirty (30) days or calendar quarter-end.

A summary of the activity in the ACL for each of the three years in the period ended December 31, 2019 is as follows:

	For the Year Ended December 31, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of December 31, 2018	$66,316	$10,452	$13,703	$3,907	$94,378
Provision for loan losses	96,669	7,556	3,259	3,543	111,027
Charge-offs	(79,590)	(3,970)	(1,802)	(1,639)	(87,001)
Recoveries	914	55	232	38	1,239
As of December 31, 2019	$84,309	$14,093	$15,392	$5,849	$119,643

Allocation of ending ACL
ACI loans collectively evaluated for impairment	$—	$2,092	$5,998	$—	$8,090
ACI loans individually evaluated for impairment	1,172	22	74	—	1,268
ANCI loans collectively evaluated for impairment	439	70	690	157	1,356
ANCI loans individually evaluated for impairment	23	—	7	40	70
Originated loans collectively evaluated for impairment	69,514	11,909	8,623	5,629	95,675
Originated loans individually evaluated for impairment	13,161	—	—	23	13,184
ACL as of December 31, 2019	$84,309	$14,093	$15,392	$5,849	$119,643
Loans
ACI loans collectively evaluated for impairment	$15,602	$67,087	$100,436	$12,161	$195,286
ACI loans individually evaluated for impairment	18,733	11,889	523	2,203	33,348
ANCI loans collectively evaluated for impairment	894,816	1,175,428	409,920	374,089	2,854,253
ANCI loans individually evaluated for impairment	3,217	1,174	1,484	142	6,017
Originated loans collectively evaluated for impairment	5,832,878	1,517,094	2,164,490	345,484	9,859,946
Originated loans individually evaluated for impairment	107,483	—	1,132	158	108,773
Loans as of December 31, 2019	$6,872,729	$2,772,672	$2,677,985	$734,237	$13,057,623

	For the Year Ended December 31, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of December 31, 2017	$55,919	$11,990	$14,983	$4,684	$87,576
Provision for loan losses	15,708	(1,837)	(900)	(271)	12,700
Charge-offs	(6,709)	(2)	(716)	(618)	(8,045)
Recoveries	1,398	301	336	112	2,147
As of December 31, 2018	$66,316	$10,452	$13,703	$3,907	$94,378

Allocation of ending ACL
ACI loans collectively evaluated for impairment	$58	$1,641	$6,018	$—	$7,717
ACI loans individually evaluated for impairment	—	—	207	—	207
ANCI loans collectively evaluated for impairment	293	53	535	58	939
ANCI loans individually evaluated for impairment	—	—	6	107	113
Originated loans collectively evaluated for impairment	58,665	8,758	6,918	3,742	78,083
Originated loans individually evaluated for impairment	7,300	—	19	—	7,319
ACL as of December 31, 2018	$66,316	$10,452	$13,703	$3,907	$94,378
Loans
ACI loans collectively evaluated for impairment	$13,018	$58,171	$120,717	$—	$191,906
ACI loans individually evaluated for impairment	3,789	7,256	324	—	11,369
ANCI loans collectively evaluated for impairment	50,469	7,808	280,776	8,462	347,515
ANCI loans individually evaluated for impairment	—	—	1,538	279	1,817
Originated loans collectively evaluated for impairment	6,053,264	1,257,504	1,891,144	257,542	9,459,454
Originated loans individually evaluated for impairment	76,802	—	254	—	77,056
Loans as of December 31, 2018	$6,197,342	$1,330,739	$2,294,753	$266,283	$10,089,117

	For the Year Ended December 31, 2017
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total
As of December 31, 2016	$54,688	$10,103	$13,265	$4,212	$82,268
Provision for loan losses	5,883	1,737	1,746	369	9,735
Charge-offs	(5,645)	(93)	(929)	(204)	(6,871)
Recoveries	993	243	901	307	2,444
As of December 31, 2017	$55,919	$11,990	$14,983	$4,684	$87,576

Allocation of ending ACL
ACI loans collectively evaluated for impairment	$5	$2,006	$6,289	$—	$8,300
ACI loans individually evaluated for impairment	—	4	220	—	224
ANCI loans collectively evaluated for impairment	864	130	49	295	1,338
ANCI loans individually evaluated for impairment	—	—	36	22	58
Originated loans collectively evaluated for impairment	46,591	9,850	8,389	4,362	69,192
Originated loans individually evaluated for impairment	8,459	—	—	5	8,464
ACL as of December 31, 2017	$55,919	$11,990	$14,983	$4,684	$87,576
Loans
ACI loans collectively evaluated for impairment	$19,486	$71,675	$150,798	$—	$241,959
ACI loans individually evaluated for impairment	10,091	8,186	324	—	18,601
ANCI loans collectively evaluated for impairment	58,775	15,926	113,357	11,331	199,389
ANCI loans individually evaluated for impairment	—	—	1,582	310	1,892
Originated loans collectively evaluated for impairment	4,974,973	1,062,614	1,499,260	209,627	7,746,474
Originated loans individually evaluated for impairment	70,461	—	415	587	71,463
Loans as of December 31, 2017	$5,133,786	$1,158,401	$1,765,736	$221,855	$8,279,778

Impaired Originated and ANCI Loans Including Troubled Debt Restructurings (“TDRs”)

The following tables include certain key information about individually impaired originated and ANCI loans.

	As of December 31, 2019
(In thousands)	Recorded Investment in Impaired Loans(1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
With no related allowance for credit losses
Commercial and Industrial
General C&I	$13,981	$19,241	$—	$9,692	$—
Energy sector	2,184	20,714	—	2,184	250
Restaurant industry	16,710	31,702	—	16,710	3,061
Healthcare	3,770	4,084	—	3,770	—
Total commercial and industrial	36,645	75,741	—	32,356	3,311
Commercial Real Estate
Income producing	1,174	1,648	—	1,127	—
Total commercial real estate	1,174	1,648	—	1,127	—
Consumer
Residential real estate	1,131	1,147	—	1,131	—
Total consumer	1,131	1,147	—	1,131	—
Total	$38,950	$78,536	$—	$34,614	$3,311
With allowance for credit losses recorded
Commercial and Industrial
General C&I	$37,156	$38,558	$7,272	$37,156	$555
Energy sector	8,603	19,815	2,755	7,599	—
Restaurant industry	28,321	35,286	3,157	28,321	5,670
Total commercial and industrial	74,080	93,659	13,184	73,076	6,225
Consumer
Residential real estate	1,485	1,484	7	447	—
Total consumer	1,485	1,484	7	447	—
Small Business Lending	300	1,125	63	142	—
Total	$75,865	$96,268	$13,254	$73,665	$6,225

	As of December 31, 2018
(In thousands)	Recorded Investment in Impaired Loans(1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
With no related allowance for credit losses
Commercial and Industrial
Energy sector	$20,713	$33,908	$—	$20,713	$3,658
Total commercial and industrial	20,713	33,908	—	20,713	3,658
Consumer
Residential real estate	1,538	1,535	—	—	—
Total consumer	1,538	1,535	—	—	—
Total	$22,251	$35,443	$—	$20,713	$3,658
With allowance for credit losses recorded
Commercial and Industrial
General C&I	$28,684	$28,677	$3,559	$24,103	$930
Restaurant industry	23,043	23,698	3,485	22,042	2,329
Healthcare	4,496	4,496	256	4,496	—
Total commercial and industrial	56,223	56,871	7,300	50,641	3,259
Consumer
Other	254	254	25	—	—
Total consumer	254	254	25	—	—
Small Business Lending	476	1,249	107	229	10
Total	$56,953	$58,374	$7,432	$50,870	$3,269

(1)	The recorded investment of a loan also includes any interest receivable, net unearned discount or fees, and unamortized premium or discount.

The related amount of interest income recognized for impaired loans was $0.4 million for the year ended December 31, 2019, compared to $0.3 million and $1.6 million for the same periods in 2018 and 2017, respectively.

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, under the terms of the restructured loan. For the year ended December 31, 2019, an immaterial amount of contractual interest paid was recognized on the cash basis, compared to $1.7 million and $1.5 million for the same periods in 2018 and 2017, respectively.

Average Recorded Investment in Impaired Originated and ANCI Loans

The following table presents the average recorded investment in individually impaired originated and ANCI loans.

	Year Ended December 31,
(In thousands)	2019	2018	2017
Commercial and Industrial
General C&I	$41,217	$10,834	$8,586
Energy sector	17,075	27,348	108,751
Restaurant industry	34,039	16,600	2,203
Healthcare	4,197	1,124	—
Total commercial and industrial	96,528	55,906	119,540
Commercial Real Estate
Income producing	478	—	—
Total commercial real estate	478	—	—
Consumer
Residential real estate	1,971	1,557	1,426
Other	153	313	386
Total consumer	2,124	1,870	1,812
Small Business Lending	385	420	945
Total	$99,515	$58,196	$122,297

Originated and ANCI Loans Modified into TDRs

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

The following table provides information regarding loans that were modified into TDRs in the originated and ANCI portfolios during the periods indicated.

	For the Year Ended December 31,
	2019		2018		2017
(Dollars in thousands)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and Industrial	9	$36,068	4	$30,244	3	$16,027
Consumer	—	—	—	—	2	739
Small Business Lending	—	—	2	141	1	138
Total	9	$36,068	6	$30,385	6	$16,904

During the year ended December 31, 2019, approximately $49.7 million in charge-offs were taken related to commercial and industrial loans that were modified into TDRs during the same 12-month period. For the year ended December 31, 2018, there was one commercial specialized lending customer with a combined recorded investment of $11.8 million which experienced payment default in the year of modification. There were no TDRs modified during 2017 that experienced payment default during the year of modification. Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 days past due status with respect to principal and/or interest payments.

The following table provides information regarding the types of loan modifications that were modified into TDRs in the originated and ANCI portfolios during the periods indicated.

	For the Year Ended December 31,
	2019		2018		2017
	Number of Loans Modified by:
	Rate Concession	Modified Terms and/ or Other Concessions	Rate Concession	Modified Terms and/ or Other Concessions	Rate Concession	Modified Terms and/ or Other Concessions
Commercial and Industrial	—	9	—	4	2	1
Consumer	—	—	—	—	—	2
Small Business Lending	—	—	2	—	1	—
Total	—	9	2	4	3	3

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $4.4 million and $3.8 million of consumer loans secured by single family residential real estate that are in process of foreclosure at December 31, 2019 and 2018, respectively. Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. In addition to the single family residential real estate loans in process of foreclosure, the Company also held $0.2 million and $1.0 million of foreclosed single-family residential properties in other real estate owned as of December 31, 2019 and 2018, respectively.

Credit Exposure in the Originated and ANCI Loan Portfolios

The following tables provide information regarding the credit exposure by portfolio segment and class of receivable.

	As of December 31, 2019
(Recorded investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized
Commercial and Industrial
General C&I	$70,007	$192,332	$7,255	$269,594
Energy sector	66,235	26,439	2,754	95,428
Restaurant industry	45,456	57,992	4,697	108,145
Healthcare	22,414	3,984	—	26,398
Total commercial and industrial	204,112	280,747	14,706	499,565
Commercial Real Estate
Income producing	35,706	1,717	—	37,423
Land and development	8,825	—	—	8,825
Total commercial real estate	44,531	1,717	—	46,248
Consumer
Residential real estate	—	7,982	—	7,982
Other	—	55	—	55
Total consumer	—	8,037	—	8,037
Small Business Lending	6,045	6,725	—	12,770
Total	$254,688	$297,226	$14,706	$566,620

	As of December 31, 2018
(Recorded investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized
Commercial and Industrial
General C&I	$74,592	$79,815	$—	$154,407
Energy sector	11,812	6,227	14,486	32,525
Restaurant industry	24,449	26,171	—	50,620
Healthcare	—	4,496	—	4,496
Total commercial and industrial	110,853	116,709	14,486	242,048
Commercial Real Estate
Land and development	—	985	—	985
Total commercial real estate	—	985	—	985
Consumer
Residential real estate	—	3,315	—	3,315
Total consumer	—	3,315	—	3,315
Small Business Lending	772	2,013	—	2,785
Total	$111,625	$123,022	$14,486	$249,133

Aging of Past due Originated and ANCI Loans

The following tables provide an aging of past due loans by portfolio segment and class of receivable.

	As of December 31, 2019
	Accruing Loans			Non-Accruing Loans
(Recorded investment in thousands)	30-59 DPD	60-89 DPD	90+ DPD	0-29 DPD	30-59 DPD	60-89 DPD	90+ DPD
Commercial and Industrial
General C&I	$210	$499	$—	$24,622	$21,193	$—	$1,033
Energy sector	—	—	—	1,417	—	—	8,365
Restaurant industry	—	—	—	41,566	—	—	3,468
Healthcare	—	41	—	173	—	—	3,770
Total commercial and industrial	210	540	—	67,778	21,193	—	16,636
Commercial Real Estate
Income producing	2,325	101	—	—	—	—	1,127
Total commercial real estate	2,325	101	—	—	—	—	1,127
Consumer
Residential real estate	6,501	2,713	707	1,918	183	1,787	3,385
Other	187	28	40	—	—	—	15
Total consumer	6,688	2,741	747	1,918	183	1,787	3,400
Small Business Lending	2,659	654	198	652	397	—	3,288
Total	$11,882	$4,036	$945	$70,348	$21,773	$1,787	$24,451

	As of December 31, 2018
	Accruing Loans			Non-Accruing Loans
(Recorded investment in thousands)	30-59 DPD	60-89 DPD	90+ DPD	0-29 DPD	30-59 DPD	60-89 DPD	90+ DPD
Commercial and Industrial
General C&I	$120	$—	$—	$23,928	$176	$—	$—
Energy sector	—	—	—	20,712	—	—	—
Restaurant industry	—	—	—	22,043	—	—	—
Healthcare	—	—	—	4,496	—	—	—
Total commercial and industrial	120	—	—	71,179	176	—	—
Commercial Real Estate
Land and development	—	61	—	—	—	—	—
Total commercial real estate	—	61	—	—	—	—	—
Consumer
Residential real estate	1,275	315	760	876	151	95	1,429
Other	27	112	—	—	—	—	—
Total consumer	1,302	427	760	876	151	95	1,429
Small Business Lending	491	25	—	250	29	4	50
Total	$1,913	$513	$760	$72,305	$356	$99	$1,479

Acquired Credit Impaired (“ACI”) Loans

The following table presents total ACI loans outstanding by portfolio segment and class of financing receivable. See Note 2 for more information regarding our merger with State Bank.

(In thousands)	December 31, 2019	December 31, 2018
Commercial and Industrial
General C&I	$31,801	$16,807
Restaurant industry	2,534	—
Total commercial and industrial	34,335	16,807
Commercial Real Estate
Income producing	66,775	65,427
Land and development	12,201	—
Total commercial real estate	78,976	65,427
Consumer
Residential real estate	100,133	120,495
Other	826	546
Total consumer	100,959	121,041
Small Business Lending	14,364	—
Total	$228,634	$203,275

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

•	Changes in prepayment assumptions—Prepayments affect the estimated life of ACI loans which may change the amount of interest income, and possibly principal, expected to be collected; and
•	Changes in the expected principal and interest payments over the estimated life—Updates to expected cash flows are driven by the credit outlook and actions taken with borrowers.

Changes in Accretable Yield on ACI Loans

Changes in the amount of accretable discount for ACI loans for each of the three years in the period ended December 31, 2019 were as follows:

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Balance at beginning of period	$67,405	$78,422	$98,728
Additions (See Note 2)	10,053	—	—
Accretion	(29,927)	(19,813)	(23,303)
Reclass from nonaccretable difference due to increases in expected cash flow	14,298	16,765	14,075
Other changes, net	(2,282)	(7,969)	(11,078)
Balance at end of period	$59,547	$67,405	$78,422

Impaired ACI Loans and Pools Including TDRs

The following tables include certain key information about individually impaired and pooled ACI loans.

	As of December 31, 2019
(In thousands)	Recorded Investment in Impaired Loans(1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
Commercial and Industrial	$23,173	$31,813	$1,172	$—	$—
Commercial Real Estate	72,466	93,058	2,114	—	—
Consumer	22,105	22,303	6,072	—	—
Total	$117,744	$147,174	$9,358	$—	$—

	As of December 31, 2018
(In thousands)	Recorded Investment in Impaired Loans(1)	Unpaid Principal Balance	Related Specific Allowance	Nonaccrual Loans Included in Impaired Loans	Undisbursed Commitments
Commercial and Industrial	$2,100	$2,331	$58	$—	$—
Commercial Real Estate	74,017	97,613	1,641	—	—
Consumer	18,301	17,888	6,225	—	—
Total	$94,418	$117,832	$7,924	$—	$—

(1)	The recorded investment of a loan also includes any interest receivable, net unearned discount or fees, and unamortized premium or discount.

ACI Loans Modified into TDRs

There was one ACI loan modified into a TDR during the year ended December 31, 2019 with a recorded investment of $1.5 million that was sold prior to year-end. There were no ACI loans modified into a TDR during the years ended December 31, 2018 and 2017. There were no ACI TDRs modified during the three years ended December 31, 2019 that experienced payment default during the year of modification. Default is defined as the earlier of the troubled debt restructuring being placed on nonaccrual status or obtaining 90 days past due status with respect to principal and interest payments.

Credit Exposure in the ACI Portfolio

The following table provides information regarding the credit exposure by portfolio segment and class of receivable.

	December 31, 2019			December 31, 2018
(Recorded investment in thousands)	Special Mention	Substandard	Doubtful	Special Mention	Substandard	Doubtful
Commercial and Industrial
General C&I	$51	$11,755	$936	$426	$1,445	$39
Restaurant industry	—	567	—	—	—	—
Total commercial and industrial	51	12,322	936	426	1,445	39
Commercial Real Estate
Income producing	499	5,408	—	1,207	3,080	—
Land and development	172	2,350	—	—	—	—
Total commercial real estate	671	7,758	—	1,207	3,080	—
Consumer
Residential real estate	152	3,621	—	89	4,442	—
Other	—	26	—	—	3	—
Total consumer	152	3,647	—	89	4,445	—
Small Business Lending	528	12,401	—	—	—	—
Total	$1,402	$36,128	$936	$1,722	$8,970	$39

The following table provides an aging of ACI consumer loans by past due status.

	December 31, 2019		December 31, 2018
(Recorded investment in thousands)	Residential Real Estate	Other	Residential Real Estate	Other
0 – 29 Days Past Due	$92,327	$553	$115,404	$845
30 – 59 Days Past Due	2,636	62	1,985	91
60 – 89 Days Past Due	1,635	52	1,435	—
90 – 119 Days Past Due	372	25	217	3
120 + Days Past Due	3,163	134	3,598	—
Total	$100,133	$826	$122,639	$939

Note 5—Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization, as follows:

		December 31,
(In thousands)	Estimated Useful Life in Years	2019	2018
Premises:
Land	—	$38,402	$16,604
Buildings, construction and improvements (1)	2-40	94,886	54,298
Total premises		133,288	70,902
Equipment	3-10	53,517	40,960
Total premises and equipment		186,805	111,862
Less: Accumulated depreciation and amortization		(58,938)	(48,241)
Total premises and equipment, net		$127,867	$63,621

(1)	Leasehold improvements are depreciated over the lesser of the estimated useful life or the lease term.

Depreciation expense was $11.7 million, $7.6 million and $7.1 million for 2019, 2018 and 2017, respectively.

Included in other assets is net software cost totaling $6.5 million and $4.0 million as of December 31, 2019 and 2018, respectively. Software amortization expense was $3.4 million, $1.7 million, and $1.9 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Note 6—Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets at December 31, 2019 and 2018:

	December 31,	December 31,
(In thousands)	2019	2018
Goodwill	$485,336	$307,083
Core deposit intangible, net of accumulated amortization of $60,836 and $39,385, respectively	90,788	301
Customer lists, net of accumulated amortization of $21,908 and $19,709, respectively	11,993	6,992
Noncompete agreements, net of accumulated amortization of $137 and $0, respectively	1,473	—
Trademarks, net of accumulated amortization of $75 and $0, respectively	1,359	24
Total goodwill and intangible assets, net	$590,949	$314,400

  The increase in goodwill and other intangible assets is primarily related to the acquisition of State Bank on January 1, 2019, as well as an insignificant amount that resulted from the net asset acquisition from Wealth & Pension Services Group, Inc. on July 1, 2019 by the Bank’s subsidiary, Linscomb & Williams, Inc. (see Note 2).

The following table represents changes to the carrying amount of goodwill by segment for the period reported.

(In thousands)	Banking	Financial Services	Corporate	Consolidated
Balance as of December 31, 2018	$266,922	$40,161	$—	$307,083
Additions:
State Bank acquisition	175,657	—	—	175,657
Wealth & Pension acquisition	—	2,596	—	2,596
Balance as of December 31, 2019	$442,579	$42,757	$—	$485,336

The estimated aggregate amortization expense for core deposit intangibles, customer relationships, and other intangible assets is estimated as follows:

(In thousands)
2020	$21,612
2021	19,093
2022	16,622
2023	14,150
2024 and thereafter	34,112

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

The fair value of derivative positions outstanding is included in other assets and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows. For derivatives not designated as hedging instruments, gains and losses due to changes in fair value are included in noninterest income and the operating section of the consolidated statement of cash flows. For derivatives designated as hedging instruments, the entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income when the forecasted transaction affects income. The notional amounts and estimated fair values as of December 31, 2019 and 2018 were as follows:

	December 31, 2019			December 31, 2018
		Fair Value			Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$350,000	$—	$643	$650,000	$—	$23,968
Commercial loan interest rate collars	4,000,000	239,213	—	—	—	—
Total derivatives designated as hedging instruments	4,350,000	239,213	643	650,000	—	23,968
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	1,008,805	8,386	899	1,155,942	4,439	1,777
Commercial loan interest rate caps	167,185	18	18	88,430	239	239
Commercial loan interest rate floors	654,298	8,836	8,836	652,822	5,587	5,587
Commercial loan interest rate collars	75,555	257	257	80,000	96	96
Mortgage loan held-for-sale interest rate lock commitments	4,138	22	—	5,286	72	—
Mortgage loan forward sale commitments	4,109	26	—	1,959	5	—
Mortgage loan held-for-sale floating commitments	1,523	—	—	14,690	—	—
Foreign exchange contracts	74,322	379	558	46,971	698	683
Total derivatives not designated as hedging instruments	1,989,935	17,924	10,568	2,046,100	11,136	8,382
Total derivatives	$6,339,935	$257,137	$11,211	$2,696,100	$11,136	$32,350

The Company is party to collateral support agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral.  At December 31, 2019 and 2018, the Company was required to post $10.6 million and $25.3 million, respectively, in cash or securities as collateral for its derivative transactions, which are included in “interest-bearing deposits in banks” on the Company’s consolidated balance sheets. In addition, the Company had recorded the obligation to return cash collateral provided by a counterparty of $240.9 million as of December 31, 2019 within deposits on the Company’s consolidated balance sheet. The Company’s master agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts of derivatives executed with the same counterparty under the master agreement.

Pre-tax gain (loss) included in the consolidated statements of income related to derivative instruments for each of the three years ended December 31:

	For the Year Ended December 31,
	2019			2018			2017
(In thousands)	OCI	Reclassified from AOCI to interest income	Noninterest income	OCI	Reclassified from AOCI to interest income	Noninterest income	OCI	Reclassified from AOCI to interest income	Noninterest income
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$18,654	$(4,670)	$—	$(7,711)	$(5,164)	$—	$(1,426)	$3,705	$—
Commercial loan interest rate collars	133,758	9,633	—	—	—	—	—	—	—
Derivatives not designated as hedging instruments:
Mortgage loans held for sale interest rate lock commitments	$—	$—	$(49)	$—	$—	$22	—	—	(39)
Foreign exchange contracts	—	—	3,813	—	—	2,222	—	—	2,271

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

At December 31, 2019, the Company has outstanding the following interest rate swap agreements to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans.

Effective Date	Maturity Date	Notional Amount (In Thousands)	Fixed Rate	Variable Rate
March 8, 2016	February 27, 2026	$175,000	1.5995%	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.5890	1 Month LIBOR

Based on our current interest rate forecast, $27.0 million of deferred net gain on derivatives in OCI at December 31, 2019 is estimated to be reclassified into net interest income during the next twelve months due to the receipt of interest. Future changes to interest rates may significantly change actual amounts reclassified to income. There were no reclassifications into income during 2019, 2018 or 2017 as a result of any discontinuance of cash flow hedges because the forecasted transaction was no longer probable. The maximum length of time over which the Company is hedging a portion of its exposure to the variability in future cash flows for forecasted transactions is approximately 6.2 years as of December 31, 2019.

Interest Rate Agreements not designated as hedging derivatives

The Company enters into certain interest rate swap, floor, cap and collar agreements on commercial loans that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest agreement with a loan customer while at the same time entering into an offsetting interest rate agreement with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The interest rate swap transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate. The interest rate cap transaction allows the Company’s customer to minimize interest rate risk exposure to rising interest rates. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s consolidated statements of income. The Company is exposed to credit loss in the event of nonperformance by the parties to the interest rate agreements. However, the Company does not anticipate nonperformance by the counterparties. The estimated fair value has been recorded as an asset and a corresponding liability in the accompanying consolidated balance sheets as of December 31, 2019 and 2018.

Note 8—Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842). This ASU requires lessees to recognize right-of-use (“ROU”) assets and related lease liabilities on their consolidated balance sheets for all arrangements with terms longer than 12 months. Operating ROU assets represent a right to use an underlying asset for the contractual lease term. Operating lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and related liabilities are recognized at commencement date based upon the present value of lease payments over the lease term.

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

The following is a schedule by year of future minimum lease payments under operating leases, as of December 31, 2019:

(In thousands)	Property	Equipment	Total
2020	$13,599	$7	$13,606
2021	12,782	10	12,792
2022	10,284	19	10,303
2023	7,085	-	7,085
2024	2,734	-	2,734
Thereafter	5,812	-	5,812
Total minimum lease payments	$52,296	$36	$52,332

Rental expense for premises and equipment, net of rental income, for the years ended December 31, 2019, 2018 and 2017, was $17.4 million, $12.1 million, and $11.2 million, respectively. The major portion of equipment rental expense is related to office equipment and is paid on a month-to-month basis.

The components of lease cost for the year ended December 31, 2019 were as follows:

(In thousands)
Operating lease cost	$10,201
Short-term lease cost	97
Sublease income	(1,659)
Total lease cost	$8,639

The Company elected to exempt the short-term lease from the recognition requirements as permitted under ASU No. 2016-02. The lease cost was recognized on a straight-line basis. As of December 31, 2019, a right-of-use asset of $66.1 million and an operating lease liability of $77.4 million were included as part of “other assets” and “other liabilities,” respectively, on the consolidated balance sheets. Supplemental balance sheet information related to operating leases at December 31, 2019 was as follows:

(Dollars in thousands)
Weighted average remaining lease term (in years)	12.3
Weighted average discount rate	4.7%

The following table presents a maturity analysis of the Company’s operating lease liabilities as of December 31, 2019:

(In thousands)
2020	$11,144
2021	11,070
2022	9,460
2023	8,833
2024	7,315
Thereafter	55,820
Total lease payments	103,642
Less: interest	(26,260)
Operating lease liability	$77,382

Note 9—Deposits

Domestic time deposits $250,000 and over were $644.1 million and $491.3 million at December 31, 2019 and 2018, respectively.  There were no foreign time deposits at either December 31, 2019 or 2018.

At December 31, 2019, the scheduled maturities of time deposits included in interest-bearing deposits were as follows:

(In thousands)	December 31, 2019
2020	$2,266,107
2021	236,414
2022	41,013
2023	8,908
2024 and thereafter	11,065
Total	$2,563,507

Note 10—Borrowed Funds

Repurchase Agreements

Securities sold under agreements to repurchase generally mature within one to seven days from the transaction date. Securities underlying the repurchase agreements remain under the control of the Company. Repurchase agreements are treated as collateralized financing obligations and are reflected as a liability in the consolidated balance sheets. The carrying value of investment securities collateralizing repurchase agreements was $0 million and $3.3 million at December 31, 2019 and 2018, respectively.

Information concerning the Company’s securities sold under agreements to repurchase as of December 31, 2019 and 2018 is summarized as follows:

	December 31,
(Dollars in thousands)	2019	2018
Balance at period end	$—	$1,106
Average balance during the period	3,855	1,630
Average interest rate during the period	0.15%	0.25%
Maximum month-end balance during the period	$23,908	$2,384

Senior and Subordinated Debt

In June 2019, the Company completed a registered public offering of $85 million aggregate principal amount of 4.75% fixed to floating rate subordinated notes due 2029, the net proceeds of which were used to redeem our 4.875% senior notes due June 28, 2019. In June 2014, the Company and the Bank completed an unregistered $245 million multi-tranche debt transaction and in March 2015, the Company completed an unregistered $50 million debt transaction. These transactions enhanced our liquidity and regulatory capital levels to support balance sheet growth. Details of the debt transactions are as follows:

	December 31,
(In thousands)	2019	2018
Cadence Bancorporation:
4.875% senior notes, due June 28, 2019	$—	$145,000
5.375% senior notes, due June 28, 2021	50,000	50,000
7.250% subordinated notes, due June 28, 2029, callable in 2024	35,000	35,000
6.500% subordinated notes, due March 2025, callable in 2020	40,000	40,000
4.750% subordinated notes, due June 2029, callable in 2024	85,000	—
Total — Cadence Bancorporation	210,000	270,000
Cadence Bank:
6.250% subordinated notes, due June 28, 2029, callable in 2024	25,000	25,000
Debt issue costs and unamortized premium	(2,350)	(1,211)
Purchased 4.875% senior notes, due June 28, 2019	—	(10,078)
Total senior and subordinated debt	$232,650	$283,711

The senior transactions were structured with four and seven year maturities to provide holding company liquidity and to stagger the Company’s debt maturity profile. The $35 million and $25 million subordinated debt transactions were structured with a fifteen year maturity, ten year call options, and fixed-to-floating interest rates. The $85 million subordinated debt transaction was structured with a ten-year maturity, a five-year call option, and a fixed-to-floating interest rate. The $40 million subordinated debt transaction has a five-year call option. These subordinated debt structures were designed to achieve full Tier 2 capital treatment for 10 years.

The Company’s outstanding senior note is unsecured, unsubordinated obligations and is equal in right of payment to all the Company’s other unsecured debt. The Company’s subordinated notes are unsecured obligations and will be subordinated in right of payment to all the Company’s senior indebtedness and general creditors and to depositors at the Bank. The Company’s senior notes and subordinated notes are not guaranteed by any subsidiary of the Company, including the Bank.

The Bank’s subordinated notes are unsecured obligations and are subordinated in right of payment to all the Bank’s senior indebtedness and general creditors and to depositors of the Bank. The Bank’s subordinated notes are not guaranteed by the Company or any subsidiary of the Bank.

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

Junior Subordinated Debentures

In conjunction with the Company’s acquisition of Cadence Financial Corporation and Encore Bank, N.A., the junior subordinated debentures were marked to fair value as of their respective acquisition dates. The related mark is being amortized over the remaining term of the junior subordinated debentures. The following is a list of junior subordinated debt:

	December 31,
(In thousands)	2019	2018
Junior subordinated debentures, 3 month LIBOR plus 2.85%, due 2033	$30,000	$30,000
Junior subordinated debentures, 3 month LIBOR plus 2.95%, due 2033	5,155	5,155
Junior subordinated debentures, 3 month LIBOR plus 1.75%, due 2037	15,464	15,464
Total par value	50,619	50,619
Purchase accounting adjustment, net of amortization	(13,174)	(13,666)
Total junior subordinated debentures	$37,445	$36,953

Advances from FHLB and Borrowings from FRB

Outstanding FHLB advances were $100.0 million and $150.0 million at December 31, 2019 and 2018, respectively. At December 31, 2019, the outstanding advance was a long-term convertible advance. Advances are collateralized by $2.0 billion of commercial and residential real estate loans pledged under a blanket lien arrangement as of December 31, 2019, which provides $1.5 billion of borrowing availability.

As of December 31, 2019, and 2018, the FHLB has issued for the benefit of the Bank irrevocable letters of credit totaling $391.0 million and $590.0 million, respectively. Included in the FHLB letters of credit is a $35.0 million irrevocable letter of credit in favor of the State of Alabama SAFE Program to secure certain deposits of the State of Alabama. This letter of credit expires September 28, 2020 upon 45 days’ prior notice of non-renewal; otherwise it automatically extends for a successive one-year term. The Bank also has a $350.0 million variable letter of credit to secure a large public fund treasury management deposit. This letter of credit will expire March 16, 2020 upon 45 days’ prior notice of non-renewal; otherwise it automatically extends for a successive one-year term. Approximately $6.0 million in letters of credit are used to secure municipal deposits which expire on July 20, 2020.

There were no borrowings from the FRB discount window as of December 31, 2019 and 2018. Any borrowings from the FRB will be collateralized by $684.5 million in commercial loans pledged under a borrower-in-custody arrangement.

Notes Payable

On July 1, 2019, the Company’s wholly owned subsidiary, Linscomb & Williams, Inc., acquired certain assets and assumed certain liabilities of Wealth and Pension Services Group, Inc. (“W&P”). At December 31, 2019, a note payable of $2.1 million was outstanding in connection with this acquisition (see Note 2).

On March 29, 2019, the Company entered into a credit agreement for a revolving loan facility in the amount of $100 million with a maturity date of March 29, 2020. The proceeds of the revolving loan are used to finance general corporate purposes. There were no amounts outstanding under this line of credit at December 31, 2019. Although the credit facility is unsecured, we agreed not to sell, pledge, or transfer any part of our right, title, or interest in our subsidiary bank while the agreement is in place.

Note 11—Other Noninterest Income and Other Noninterest Expense

The detail of the other noninterest income and other noninterest expense captions presented in the consolidated statements of income is as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Other noninterest income
Insurance revenue	$878	$2,677	$7,378
Mortgage banking income	3,174	2,372	3,731
Income from bank owned life insurance policies	4,971	3,450	3,313
Other	6,881	6,033	6,655
Total other noninterest income	$15,904	$14,532	$21,077

	Year Ended December 31,
(In thousands)	2019	2018	2017
Other noninterest expenses
Data processing expense	$13,013	$8,775	$7,590
Software amortization	13,352	5,929	6,635
Consulting and professional fees	10,301	13,285	9,090
Loan related expenses	2,383	3,145	2,379
FDIC insurance	5,394	4,645	4,275
Communications	5,116	2,773	2,837
Advertising and public relations	5,017	2,523	2,048
Legal expenses	1,608	3,732	4,274
Other	41,716	22,373	21,537
Total other noninterest expenses	$97,900	$67,180	$60,665

Note 12—Income Taxes

The components of the consolidated income tax expense are as follows:

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Current:
Federal	$41,863	$36,862	$33,799
State	6,640	3,791	2,458
Total current expense	48,503	40,653	36,257
Deferred:
Federal	11,012	3,791	44,009
State	828	673	380
Total deferred expense	11,840	4,464	44,389
Total income tax expense	$60,343	$45,117	$80,646

Income tax expense as shown in the consolidated statements of income differed from the amounts computed by applying the U.S. federal income tax statutory rate to income before income taxes.  The statutory rate is 21% for 2019 and 2018 and 35% for 2017. A reconciliation of the differences is presented below:

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Computed income tax expense at statutory rate	$55,083	$44,389	$64,050
Effects of tax reform	—	(284)	19,022
Tax exempt interest, net	(952)	(1,609)	(3,988)
Income on bank owned life insurance	(1,036)	(717)	(1,148)
State tax expense	5,900	3,527	2,279
Goodwill write-off on sale of subsidiary assets	—	2,254	—
One-time bad debt deduction on legacy loan portfolio	—	(5,565)	—
Other, net	1,348	3,122	431
Total income tax expense	$60,343	$45,117	$80,646

As a result of the Tax Cuts and Jobs Act (“Tax Reform”) enacted on December 22, 2017, deferred taxes are based on the newly enacted U.S. federal statutory income tax rate of 21%. In 2017, the provisional amount recorded related to the remeasurement of the Company’s deferred tax asset was $19.0 million, which was recorded as income tax expense. The Company completed its analysis of the remeasurement of the Company’s deferred tax asset within the measurement period and the amount was not materially different from the provisional amount recorded in 2017.

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	As of December 31,
(In thousands)	2019	2018
Deferred income tax assets:
Allowance for credit losses	$25,950	$20,256
Lease liability	18,235	—
Deferred compensation	4,562	3,338
Accrued compensation	3,355	3,630
Net operating loss carryforwards	11,524	8,893
Alternative minimum tax credit carryover	489	978
Unrealized losses on securities, net	—	7,910
Unrealized losses on derivative instruments	—	5,496
Other	2,847	3,588
Tax basis difference in acquired assets
Loans	8,756	—
Investment securities	1,344	—
Other	2,183	—
Total deferred income tax assets	79,245	54,089
Deferred income tax liabilities:
Tax basis difference in acquired assets
Intangible assets	37,647	11,046
Other	3,379	3,580
Right of use assets	15,550	—
Premises and equipment	4,941	—
Unrealized gain on securities, net	5,265	—
Unrealized gain on derivative instruments	28,550	—
Other	8,895	6,239
Total deferred income tax liabilities	104,227	20,865
Net deferred income tax (liability) asset	$(24,982)	$33,224

At December 31, 2019, we had a net deferred income tax liability of $25.0 million compared to a net deferred asset of $33.2 million at December 31, 2018. The decrease in the net deferred asset was primarily due to certain purchase accounting adjustments recorded during the State Bank acquisition, changes in market conditions that impacted the mark to market deferred tax adjustments on securities available-for-sale and on cash flow hedges including the interest rate collar.

ASC Topic 740, Income Taxes, requires that deferred tax assets be reduced if it is more likely than not that some portion or all the deferred tax asset will not be realized. Management’s determination of the realizability of deferred tax assets is based on its evaluation of all available evidence both positive and negative, and its expectation regarding various future events, including the reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Positive evidence supporting the realization of the Company’s deferred tax assets at December 31, 2019, includes generation of taxable income since 2012, the Company’s strong capital position, as well as sufficient amounts of projected future taxable income, of the appropriate character, to support the realization of the $79.2 million at December 31, 2019. Based on the assessment of all positive and negative evidence at December 31, 2019 and 2018, management has concluded that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Management’s estimate of future taxable income is based on internal projections, various internal assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment.  Projected future taxable income is primarily expected to be generated through loan growth at the bank, investment strategies and revenue from successful cross initiatives and the control of expenses through operating effectiveness, all in the context of a macro-economic environment that continues to trend favorably. If actual results differ significantly from the current estimates of future taxable income, a valuation allowance may need to be recorded for some portion or all the net deferred tax asset. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on the Company’s consolidated balance sheets and consolidated statements of income.

The acquisitions of Cadence Financial Corporation, Encore Bancshares, Inc., and State Bank resulted in an “ownership change” as defined for U.S. federal income tax purposes under Section 382 of the Internal Revenue Code. The acquisition of Superior Bank was an asset acquisition and is not subject to the limitations of Section 382. As a result of the operation of Section 382, the Company is not able to fully utilize a portion of our U.S. federal and state tax net operating losses and certain built-in losses that have not been recognized for tax purposes. An ownership change under Section 382 generally occurs when a change in the aggregate percentage ownership of the stock of the corporation held by 5% stockholders increases by more than 50% over a rolling three-year period. A corporation experiencing an ownership change generally is subject to an annual limitation on its utilization of pre-change losses and certain post-change recognized built-in losses equal to the value of the stock of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation is increased each year to the extent that there is an unused limitation in a prior year. Since U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation also effectively provides a cap on the cumulative amount of pre-change losses and certain post-change recognized built-in losses that may be utilized. Pre-change losses and certain post-change recognized built-in losses in excess of the cap are effectively unable to be used to reduce future taxable income. The Company has estimated the amount of pre-change losses and certain post-change losses that are not expected to be utilized and has reduced the deferred tax asset at the acquisition date to reflect this limitation.

As of December 31, 2019, the Company has federal net operating loss carryforwards of $48.2 million which will begin to expire in 2031. The Company has state net operating loss carryforwards of $31.9 million which will begin to expire in 2024. In addition, the Company has an AMT credit carryforward of $0.5 million as of December 31, 2019, which has no expiration.

The Company and its subsidiaries are subject to U.S. federal income tax as well as various state and local income taxes. With certain limited exceptions, the Company has concluded all U.S. federal and state income tax matters for years before 2015. The Company applies the guidance in ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority based on technical merits of the position. Tax benefits from tax positions not deemed to meet the “more likely than not” threshold should not be recognized in the year of determination.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (unrecognized state income tax benefits are not adjusted for the federal income tax impact):

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Unrecognized income tax benefits, January 1	$1,272	$894	$944
Increases for tax positions related to:
Prior years	—	—	9
Current year	54	479	394
Decreases for tax positions related to:
Prior years	(38)	(101)	(453)
Current year	—	—	—
Settlement with taxing authorities	—	—	—
Expiration of applicable statutes of limitations	—	—	—
Unrecognized income tax benefits, December 31	$1,288	$1,272	$894

As of December 31, 2019, and 2018, the balance of unrecognized tax benefits, if recognized, that would reduce the effective tax rate is $1.0 million. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits with the next 12 months.

The Company classifies interest and penalties on uncertain tax positions as a component of noninterest expense. During the years ended December 31, 2019 and 2018, the Company recognized approximately $123,000 and $57,000 in interest and penalties. The Company’s accrued interest and penalties on unrecognized tax benefits was $259,000 and $137,000 as of December 31, 2019 and 2018, respectively. Accrued interest and penalties are included in other liabilities.

Note 13—Earnings Per Common Share

The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for each of the years in the period ended December 31, 2019.

	Year Ended December 31,
(In thousands, except per share data)	2019	2018	2017
Net income per consolidated statements of income	$201,958	$166,261	$102,353
Net income allocated to participating securities	(683)	(197)	—
Net income allocated to common stock	$201,275	$166,064	$102,353

Weighted average common shares outstanding (Basic)	128,913,962	83,562,109	81,072,945
Weighted average dilutive restricted stock units and warrants	103,637	813,180	532,070
Weighted average common shares outstanding (Diluted)	129,017,599	84,375,289	81,605,015

Earnings per common share (Basic)	$1.56	$1.99	$1.26
Earnings per common share (Diluted)	$1.56	$1.97	$1.25

The effect from the assumed exercise of 1,393,783 stock options and restricted stock units for the year ended December 31, 2019 was not included in the above computations of diluted earnings per share because such amounts would have had an antidilutive effect on earnings per common share. There were 67,384 antidilutive restricted stock units for the year ended December 31, 2018. There were no antidilutive stock options and restricted stock units for the year ended December 31, 2017.

Note 14—Employee Benefits

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

Participation in the defined benefit pension plan was frozen effective April 30, 2011. In 2019, the Company terminated its defined benefit pension plan. Lump sum payments of accrued benefits were offered to plan participants. For those participants who did not elect the lump sum payment, an annuity contract was purchased.

The following table sets forth the defined benefit pension plan’s funded status as of December 31, 2019 and 2018 and amounts recognized in the Company’s consolidated financial statements for each of the years in the period ended December 31, 2019:

(In thousands)	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of period	$5,116	$5,909
Service cost	71	100
Interest cost	126	165
Actuarial loss (gain)	269	(797)
Administrative expenses paid	(147)	(36)
Benefits paid	(47)	(225)
Settlements	(5,388)	—
Benefit obligation at end of year	—	5,116
Change in plan assets:
Fair value of plan assets at beginning of period	5,656	6,130
Return on plan assets	278	(213)
Employer contributions	—	—
Administrative expenses paid	(147)	(36)
Benefits paid	(47)	(225)
Settlements	(5,459)	—
Fair value of plan assets at end of year	281	5,656
Funded status	$—	$540

(In thousands)	2019	2018	2017
Components of net periodic benefit cost:
Service cost	$71	$100	$100
Interest cost	126	165	192
Expected return on plan assets	(198)	(319)	(261)
Net loss amortization	11	—	65
Cost of settlements	1,225	—	45
Net periodic benefit cost	$1,235	$(54)	$141
Amount recognized in accumulated other comprehensive income:
Amortization of net actuarial loss	$11	$—	$65
Net actuarial (loss) gain	(147)	265	48
Adjustment for settlement	461	—	45
Gains on pension liability	325	265	158
Tax effect	3	(62)	(37)
Net unrealized gains on pension liability	$328	$203	$121

	2019	2018	2017
Weighted average assumptions used to determine benefit obligations and net periodic pension cost at December 31:
Discount rate	N/A	3.92%	3.21%
Compensation increase rate	N/A	N/A	N/A
Census date	N/A	1/1/2019	1/1/2018
Expected return on plan assets	N/A	5.50%	5.50%

Due to the termination of the defined benefit pension plan in 2019, there are no future retiree benefit payments.

In determining the expected return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of total plan assets, individual asset classes, and economic and other indicators of future performance. In addition, the Company may consult with and consider the opinions of financial and other professionals in developing appropriate return benchmarks.

The Company’s defined benefit pension plan fair values and weighted-average asset allocations at December 31, 2019 and 2018, by asset category, were as follows:

	2019		2018
(In thousands)	Fair Value of Plan Assets	Asset Allocations	Fair Value of Plan Assets	Asset Allocations
Asset Category:
Equity securities	$—	—%	$2,262	40%
Fixed income securities	—	—	3,311	59
Cash and cash equivalents	281	100	83	1
Total	$281	100%	$5,656	100%

The primary investment objective of the Company’s defined benefit pension plan has been to maximize total return while accepting and managing a moderate to average degree of risk. The assets are invested based upon a moderate growth asset allocation model, which seeks to provide long-term growth of capital with a moderate level of current income and a somewhat higher level of principal volatility. For 2019, the assets were allocated in a target mix of fixed income, equity, and other funds.

The investments were managed by the Trust Division of the Company within the established guidelines. It is the intent of management to give the investment managers flexibility within the overall parameters designated in the investment model selected by the Bank’s Trust Company Investment Committee for the plan.

The fair values of all plan assets as of December 31, 2019 and 2018, were measured using quoted prices in active markets for identical assets and liabilities (Level 1 inputs, as defined by ASC 820).

The Company does not have a minimum cash contribution for 2020. The Company did not contribute in 2019 or 2018. The Company contributed $1.3 million for the year ended December 31, 2017.

Other Plans

Contributions to the 401(k) plan totaled $7.4 million and $3.8 million in 2019 and 2018, respectively.

The Company has certain nonqualified postretirement benefit plans assumed from legacy banks. The accrued liabilities for these plans totaled $5.7 million and $4.9 million at December 31, 2019 and 2018, respectively. The Company recognized expense for these plans totaling $2.0 million, $(0.3) million, and $0.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Projected benefit payments under these plans are anticipated to be paid as follows:

Year	Amount (In thousands)
2020	$416
2021	420
2022	591
2023	614
2024	718
2025-2029	4,269
Total	$7,028

Note 15—Related Party Transactions

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices, and are within applicable regulatory and lending limitations. The aggregate balances of related party deposits are insignificant as of December 31, 2019. As of December 31, 2018, the aggregate balances of related party deposits were approximately $571 million. This was primarily due to a deposit account of approximately $311 million by State Bank and one large deposit account by a related third party. The aggregate balances of related party loans as of December 31, 2019 and 2018 were insignificant.

Note 16—Regulatory Matters

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

The actual capital amounts and ratios for the Company and the Bank as of December 31, 2019 and 2018 are presented in the following tables and as shown, are above the thresholds necessary to be considered “well-capitalized.” Management believes that no events or changes have occurred after December 31, 2019 that would change this designation.

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
December 31, 2019
Tier 1 leverage	$1,784,664	10.3%	$1,953,008	11.3%
Common equity tier 1 capital	1,784,664	11.5	1,903,008	12.3
Tier 1 risk-based capital	1,784,664	11.5	1,953,008	12.6
Total risk-based capital	2,120,571	13.7	2,099,146	13.6
Minimum requirement:
Tier 1 leverage	690,213	4.0	689,881	4.0
Common equity tier 1 capital	697,089	4.5	696,755	4.5
Tier 1 risk-based capital	929,453	6.0	929,007	6.0
Total risk-based capital	1,239,270	8.0	1,238,676	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	862,351	5.0
Common equity tier 1 capital	N/A	N/A	1,006,425	6.5
Tier 1 risk-based capital	929,453	6.0	1,238,676	8.0
Total risk-based capital	1,549,088	10.0	1,548,345	10.0

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
December 31, 2018
Tier 1 leverage	$1,209,407	10.1%	$1,327,974	11.1%
Common equity tier 1 capital	1,172,454	9.8	1,277,974	10.7
Tier 1 risk-based capital	1,209,407	10.1	1,327,974	11.1
Total risk-based capital	1,403,311	11.8	1,447,719	12.1
Minimum requirement:
Tier 1 leverage	479,940	4.0	479,667	4.0
Common equity tier 1 capital	536,930	4.5	536,285	4.5
Tier 1 risk-based capital	715,907	6.0	715,047	6.0
Total risk-based capital	954,542	8.0	953,396	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	599,584	5.0
Common equity tier 1 capital	N/A	N/A	774,634	6.5
Tier 1 risk-based capital	715,907	6.0	953,396	8.0
Total risk-based capital	1,193,178	10.0	1,191,745	10.0

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

The Bank is required to maintain average reserve balances in the form of cash or deposits with the Federal Reserve Bank. The reserve balance varies depending upon the types and amounts of deposits. At December 31, 2019 and 2018, the required reserve balance with the Federal Reserve Bank was approximately $246.0 million and $91.5 million, respectively.

Note 17—Commitments and Contingent Liabilities

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

	As of December 31,
(In thousands)	2019	2018
Commitments to extend credit	$4,667,360	$4,078,708
Commitments to grant loans	292,199	103,570
Standby letters of credit	213,548	141,214
Performance letters of credit	27,985	21,026
Commercial letters of credit	15,587	11,262

Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. In addition, the Company has entered certain contingent commitments to grant loans. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the years ended December 31, 2019 and 2018.

The Company makes investments in limited partnerships, including certain low-income housing partnerships for which tax credits are received. As of December 31, 2019 and 2018, unfunded capital commitments totaled $44.9 million and $37.5 million, respectively (Note 21).

The Company and the Bank are defendants in various pending and threatened legal actions arising in the normal course of business. In the opinion of management, based upon the advice of legal counsel, the ultimate disposition of all pending and threatened legal action will not have a material effect on the Company’s consolidated financial statements. On September 16, 2019, a Company shareholder filed a putative class action complaint against Cadence Bancorporation and certain senior officers. Following consolidation of a related matter and appointment of lead plaintiffs, the lead plaintiffs filed an amended complaint on January 31, 2020, which asserted claims under Sections 10(b) and 20 of the Securities Exchange Act on behalf of a putative class of persons and entities that purchased or otherwise acquired the Company’s securities between July 23, 2018, and January 23, 2020, inclusive. The amended complaint alleges that the Company and the individual defendants made materially misleading statements about the credit quality of the Company’s loan portfolio, did not timely charge off bad debt or record sufficient loss provisions to reserve against the risk of loss, and maintained an inadequate allowance for credit losses. The consolidated case is captioned Frank Miller et al. v. Cadence Bancorporation et al., Case No. H-19-3492-LNH, in the United States District Court for the Southern District of Texas. The Company and the individual defendants intend to file a motion to dismiss and to mount a vigorous defense. The case is in its preliminary stages, discovery has not yet commenced, and it is not possible at this time to estimate the likelihood or amount of any potential damages exposure.

Note 18—Concentrations of Credit

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

Note 19—Supplemental Cash Flow Information

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Cash paid during the year for:
Interest	$207,052	$120,823	$69,289
Income taxes, net of refunds	51,729	40,754	33,268
Cash paid for amounts included in lease liabilities	11,276	—	—
Non-cash investing activities (at fair value):
Acquisition of real estate in settlement of loans	2,769	3,207	7,023
Transfers of loans held for sale to loans	44,210	—	—
Transfers of loans to loans held for sale	123,815	36,627	16,206
Right-of-use assets obtained in exchange for operating lease liabilities	84,952	—	—

Note 20—Disclosure About Fair Values of Financial Instruments

The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value. This hierarchy requires the Company to maximize the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Each fair value measurement is placed into the proper level based on the lowest level of significant input. These levels are:

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset and liability at December 31, 2019 and 2018:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Assets
Investment securities available-for-sale	$2,368,592	$—	$2,368,592	$—
Equity securities with readily determinable fair values not held for trading	1,862	1,862	—	—
Derivative assets	257,137	—	257,137	—
Other assets	26,882	—	—	26,882
Total recurring basis measured assets	$2,654,473	$1,862	$2,625,729	$26,882
Liabilities
Derivative liabilities	$11,211	$—	$11,211	$—
Total recurring basis measured liabilities	$11,211	$—	$11,211	$—

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Assets
Investment securities available-for-sale	$1,187,252	$—	$1,187,252	$—
Equity securities with readily determinable fair values not held for trading	5,840	5,840	—	—
Derivative assets	11,136	—	11,136	—
Other assets	16,970	—	—	16,970
Total recurring basis measured assets	$1,221,198	$5,840	$1,198,388	$16,970
Liabilities
Derivative liabilities	$32,350	$—	$32,350	$—
Total recurring basis measured liabilities	$32,350	$—	$32,350	$—

There were no transfers between the Level 1 and Level 2 fair value categories during the years ended December 31, 2019 and 2018.

Changes in Level 3 Fair Value Measurements Recorded on a Recurring Basis

The table below includes a roll-forward of the consolidated balance sheet amounts for each of the years in the period ended December 31, 2019 for changes in the fair value of financial instruments within Level 3 of the valuation hierarchy that are recorded on a recurring basis. Level 3 financial instruments typically include unobservable components but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table (which are reported in Other Noninterest Income in the consolidated income statements) may include changes to fair value due in part to observable factors that may be part of the valuation methodology.

Level 3 Assets Measured at Fair Value on a Recurring Basis

	For the Years Ended December 31,
	2019	2018	2019	2018	2019	2018
(In thousands)	Net Profits Interests		Investments in Limited Partnerships		SBA Servicing Assets
Beginning Balance	$5,779	$15,833	$11,191	$—	$—	$—
Acquired	—	—	—	—	6,213	—
Originations	—	—	—	—	1,412	—
Transfers in due to adoption of ASU 2016-01	—	—	—	5,129	—	—
Adjustment recorded in retained earnings due to adoption of ASU 2016-01	—	—	—	1,201	—	—
Sales proceeds	—	(5,308)	—	—	—	—
Net (losses) gains included in earnings	(874)	(3,177)	2,841	2,457	(3,815)	—
Reclassifications	—	—	140	—	—	—
Contributions paid	—	—	5,970	3,807	—	—
Distributions received	(575)	(1,569)	(1,400)	(1,403)	—	—
Ending Balance	$4,330	$5,779	$18,742	$11,191	$3,810	$—
Net unrealized (losses) gains included in earnings relating to assets held at the end of the period	$(874)	$(2,818)	$2,841	$2,457	$(3,815)	$—

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

The fair value of the SBA servicing assets was estimated using the gross coupon less an assumed contractual servicing cost (CSC) of 40 basis points for Section 7a loans and 12.5 basis points for USDA loans.

Assets Recorded at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheets at December 31, 2019 and 2018, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Loans held for sale	$87,649	$—	$87,649	$—
Impaired loans, net of specific allowance	101,561	—	—	101,561
Other real estate	1,628	—	—	1,628
Total assets measured on a nonrecurring basis	$190,838	$—	$87,649	$103,189

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Loans held for sale	$59,461	$—	$59,461	$—
Impaired loans, net of specific allowance	71,742	—	—	71,742
Other real estate	2,406	—	—	2,406
Total assets measured on a nonrecurring basis	$133,609	$—	$59,461	$74,148

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

Significant unobservable inputs used in Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis are summarized below:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
December 31, 2019
Impaired loans, net of specific allowance	$101,561	Appraised value, as adjusted	Discount to fair value	0% - 50%
		Appraised value, as adjusted	Minimum guaranteed proceeds per Settlement Agreement	0%(1)
		Discounted cash flow	Discount rate 5.8%	0%(1)
		Enterprise value	Exit and earnings multiples, discounted cash flows, and market comparables	0% - 46%(1)
Other real estate	1,628	Appraised value, as adjusted	Discount to fair value	0% - 20%
			Estimated closing costs	10%
(1) - Represents difference of remaining balance to fair value.

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
December 31, 2018
Impaired loans, net of specific allowance	$71,742	Appraised value, as adjusted	Discount to fair value	0% - 20%
		Discounted cash flow	Net recoverable oil and gas reserves and forward-looking commodity prices. Discount rate - 10%	0% - 10%(1)
		Discounted cash flow	Discount rates 2.9% to 8.7%	0% - 20%(1)
		Enterprise value	Exit multiples	0%-15%(1)
			Estimated closing costs	10%
Other real estate	2,406	Appraised value, as adjusted	Discount to fair value	0% - 20%
			Estimated closing costs	10%
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

Net Loans. Loans are valued on an individual basis, with consideration given to the loans’ underlying characteristics, including account types, remaining terms, annual interest rates or coupons, interest types, accrual basis, timing of principal and interest payments, current market rates, and remaining balances. A discounted cash flow model is used to estimate the fair value of the loans using assumptions for prepayments speeds, projected default probabilities by risk grade, and estimates of prevailing discount rates. The discounted cash flow approach models the projected cash flows, applying various assumptions regarding interest and payment risks for the loans based on the loan types, payment types and fixed or variable interest rate classifications. Estimated fair values are disclosed through the application of the exit price notion. The assumptions used to estimate fair value are intended to approximate those that a market participant would use in an orderly transaction on the measurement date.

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

Deposits. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for time deposits are estimated using a discounted cash flow calculation that uses recent issuance rates over the prior three months and a market rate analysis of recent offering rates for retail products. For wholesale products, brokered pricing offering rates were used.

FHLB Advances. The fair value of the FHLB advance approximates its book value.

Security Sold Under Agreements to Repurchase. The carrying amount of security repurchase agreements approximates their fair values.

Senior Debt. The fair value of senior debt was estimated using a discounted cash flow calculation that uses recent issuance rates for similar debt offerings for similar sized issuers.

Subordinated Debt. The fair value of subordinated debentures was estimated using a discounted cash flow calculation that uses recent issuance rates for similar debt offerings for similar sized issuers.

Junior Subordinated Debentures. The fair value of junior subordinated debentures was estimated using a discounted cash flow calculation that uses recent issuance rates for similar debt offerings for similar sized issuers.

Notes Payable. The carrying amount of notes payable approximates the fair value.

Limitations. The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. The fair values for loans involve the use of various assumptions due to market-illiquidity as of December 31, 2019 and 2018. These assumptions are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. This table only includes financial instruments of the Company, and, accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of the Company.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2019
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$252,447	$252,447	$252,447	$—	$—
Interest-bearing deposits in other banks	725,343	725,343	725,343	—	—
Federal funds sold	10,974	10,974	10,974	—	—
Investment securities available-for-sale	2,368,592	2,368,592	—	2,368,592	—
Equity securities with readily determinable fair values not held for trading	1,862	1,862	1,862	—	—
Loans held for sale	87,649	87,649	—	87,649	—
Net loans	12,864,012	12,755,360	—	—	12,755,360
Derivative assets	257,137	257,137	—	257,137	—
Other assets	72,719	72,719	—	—	72,719
Financial Liabilities:
Deposits	14,742,794	14,753,192	—	14,753,192	—
Advances from FHLB	100,000	100,000	—	100,000	—
Senior debt	49,938	51,202	—	51,202	—
Subordinated debt	182,712	189,386	—	189,386	—
Junior subordinated debentures	37,445	48,012	—	48,012	—
Notes payable	2,078	2,078	—	2,078	—
Derivative liabilities	11,211	11,211	—	11,211	—

	December 31, 2018
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$237,342	$237,342	$237,342	$—	$—
Interest-bearing deposits in other banks	523,436	523,436	523,436	—	—
Federal funds sold	18,502	18,502	18,502	—	—
Investment securities available-for-sale	1,187,252	1,187,252	—	1,187,252	—
Equity securities with readily determinable fair values not held for trading	5,840	5,840	5,840	—	—
Loans held for sale	59,461	59,461	—	59,461	—
Net loans	9,959,545	9,735,130	—	—	9,735,130
Derivative assets	11,136	11,136	—	11,136	—
Other assets	42,696	42,696	—	—	42,696
Financial Liabilities:
Deposits	10,708,689	10,700,350	—	10,700,350	—
Advances from FHLB	150,000	150,000	—	150,000	—
Securities sold under agreements to repurchase	1,106	1,106	—	1,106	—
Senior debt	184,801	194,762	—	194,762	—
Subordinated debt	98,910	103,008	—	103,008	—
Junior subordinated debentures	36,953	46,946	—	46,946	—
Derivative liabilities	32,350	32,350	—	32,350	—

Note 21—Variable Interest Entities and Other Investments

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

The Bank has invested in several affordable housing projects as a limited partner. The partnerships have qualified to receive annual affordable housing federal tax credits that are recognized as a reduction of current tax expense. The Company has determined that these structures meet the definition of VIE’s under ASC 810 but that consolidation is not required, as the Bank is not the primary beneficiary. At December 31, 2019 and 2018, the Bank’s maximum exposure to loss associated with these limited partnerships was limited to the Bank’s investment. The Company accounts for these investments and the related tax credits using either the effective yield method or the proportional amortization method, depending upon the date of the investment. Under the effective yield method, the Bank recognizes the tax credits as they are allocated and amortizes the initial costs of the investments to provide a constant effective yield over the period that the tax credits are allocated. Under the proportional amortization method, the Bank amortizes the cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. At December 31, 2019 and 2018, the Company had recorded investments in other assets on its consolidated balance sheets of approximately $28.2 million and $7.8 million, respectively related to these investments.

Additionally, the Company invests in other certain limited partnerships accounted for under the fair value practical expedient of net asset value (“NAV”) totaling $18.7 million and $11.2 million as of December 31, 2019 and 2018, respectively. The Company recognized gains of $2.8 million and $2.5 million for the years ended December 31, 2019 and 2018, respectively, related to these assets recorded at fair value through net income. Other limited partnerships without readily determinable fair values that do not qualify for the practical expedient are accounted for at their cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments totaled $8.7 million as of December 31, 2019 and 2018. Other limited partnerships are accounted for under the equity method totaled $9.0 million and $9.2 million as of December 31, 2019 and 2018, respectively.

The following table presents a summary of the Company’s investments in limited partnerships as of December 31, 2019 and 2018:

(In thousands)	December 31, 2019	December 31, 2018
Affordable housing projects (amortized cost)	$28,205	$7,803
Limited partnerships accounted for under the fair value practical expedient of NAV	18,742	11,191
Limited partnerships without readily determinable fair values that do not qualify for the practical expedient of NAV accounted for under the cost method	8,681	8,714
Limited partnerships required to be accounted for under the equity method	8,951	9,209
Total investments in limited partnerships	$64,579	$36,917

Equity investments with readily determinable fair values not held for trading are recorded at fair value with changes in fair value reported in net income. Cadence elected a measurement alternative to fair value for certain equity investments without a readily determinable fair value. During 2019 and 2018, there were no adjustments to these investments for impairments or price changes from observable transactions. The carrying amount of equity investments measured under the measurement alternative are as follows:

	For the Years Ended
(In thousands)	December 31, 2019	December 31, 2018
Carrying value, Beginning of Year	$8,714	$8,856
Reclassifications	(140)	—
Distributions	(1,758)	(1,109)
Contributions	1,865	967
Carrying value, End of Year	$8,681	$8,714

Cadence’s investment in certain marketable equity securities are carried at fair value and are reported in other assets in the consolidated balance sheets. Total marketable equity securities were $1.9 million and $5.8 million at December 31, 2019 and 2018, respectively.

During 2016, the Bank received net profits interests in oil and gas reserves, in connection with the reorganization under bankruptcy of two loan customers (one of these was sold during 2018). The Company has determined that these contracts meet the definition of VIE’s under Topic ASC 810, but that consolidation is not required as the Bank is not the primary beneficiary. The net profits interests are financial instruments and recorded at estimated fair value, which was $4.3 million and $5.8 million at December 31, 2019 and 2018, respectively, representing the maximum exposure to loss as of that date.

The Company has established a rabbi trust related to the deferred compensation plan offered to certain of its employees. The Company contributes employee cash compensation deferrals to the trust. The assets of the trust are available to creditors of the Company only in the event the Company becomes insolvent. This trust is considered a VIE because either there is no equity at risk in the trust or because the Company provided the equity interest to its employees in exchange for services rendered. The Company is considered the primary beneficiary of the rabbi trust as it has the ability to select the underlying investments made by the trust, the activities that most significantly impact the economic performance of the rabbi trust. The Company includes the assets of the rabbi trust as a component of other assets and a corresponding liability for the associated benefit obligation in other liabilities in its consolidated balance sheets. The amount of rabbi trust assets and benefit obligation was $3.7 million and $3.6 million at December 31, 2019 and 2018, respectively.

Note 22—Segment Reporting

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

The Financial Services Segment includes the Trust, Retail Brokerage, and Investment Services lines of business. These businesses offer products independently to their own customers as well as to Banking Segment clients. Investment Services operates through the “Linscomb & Williams” name. The products offered by the businesses in the Financial Services Segment primarily generate non-banking service fee income. The Corporate Segment reflects parent-only activities and intercompany eliminations.

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

The following tables present the operating results of the segments as of and for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31, 2019
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$669,878	$(2,156)	$(16,549)	$651,173
Provision for credit losses	111,027	—	—	111,027
Noninterest income	88,098	41,580	1,247	130,925
Noninterest expense	361,874	34,281	12,615	408,770
Income tax expense (benefit)	66,090	714	(6,461)	60,343
Net income (loss)	$218,985	$4,429	$(21,456)	$201,958
Total assets	$17,685,272	$107,772	$7,185	$17,800,229

	Year Ended December 31, 2018
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$407,674	$(2,307)	$(17,626)	$387,741
Provision for credit losses	12,700	—	—	12,700
Noninterest income	47,316	46,805	517	94,638
Noninterest expense	215,574	35,679	7,048	258,301
Income tax expense (benefit)	52,464	3,979	(11,326)	45,117
Net income (loss)	$174,252	$4,840	$(12,831)	$166,261
Total assets	$12,622,287	$94,618	$13,380	$12,730,285

	Year Ended December 31, 2017
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$344,987	$(1,347)	$(17,424)	$326,216
Provision for credit losses	9,735	—	—	9,735
Noninterest income	51,286	47,956	632	99,874
Noninterest expense	194,212	36,178	2,966	233,356
Income tax expense (benefit)	88,417	2,000	(9,771)	80,646
Net income (loss)	$103,909	$8,431	$(9,987)	$102,353
Total assets	$10,854,206	$90,639	$4,081	$10,948,926

Note 23—Equity-based Compensation

The Company administers a long-term incentive compensation plan that permits the granting of incentive awards in the form of stock options, restricted stock, restricted stock units, performance units, stock appreciation rights, or other stock-based awards. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board of Directors.

The Amended and Restated 2015 Omnibus Incentive Plan (the “Plan”) permits the Company to grant to employees and directors various forms of incentive compensation. The principal purposes of this plan are to focus directors, officers, and other employees and consultants on business performance that creates shareholder value, to encourage innovative approaches to the business of the Company, and to encourage ownership of the Company’s stock. The Plan authorizes 7.5 million common share equivalents available for grant, where grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. The number of remaining share equivalents available for future issuance under the Plan was 4.1 million at December 31, 2019.

Restricted Stock Units

During 2019, the Company granted shares of stock-based awards in the form of restricted stock units pursuant to and subject to the provisions of the Plan. The following table summarizes the activity related to restricted stock unit awards:

	For the Year Ended December 31,
	2019		2018		2017
	Number of Shares	Weighted Average Fair Value per Unit at Award Date	Number of Shares	Weighted Average Fair Value per Unit at Award Date	Number of Shares	Weighted Average Fair Value per Unit at Award Date
Non-vested at beginning of period	275,744	$26.49	672,750	$5.14	672,750	$5.14
Granted during the period	1,173,860	18.52	276,451	26.49	—	—
Vested during the period	(153,756)	20.30	—	—	—	—
Forfeited during the period	(65,985)	20.50	(707)	26.50	—	—
Expired during the period	—	—	(672,750)	5.14	—	—
Non-vested at end of period	1,229,863	$19.97	275,744	$26.49	672,750	$5.14

The restricted stock units granted include both time and performance-based components. Of the time-based restricted stock units granted and remaining at December 31, 2019:

•	85,804 units will vest in annual installments ending in the first quarter of 2021;
•	2,116 units will vest in annual installments ending in the third quarter of 2021;
•	311,961 units will vest in quarterly installments ending in the first quarter of 2022;
•	53,219 units will cliff-vest in the first quarter of 2022;
•	72,840 units will vest in annual installments ending in the first quarter of 2022;
•	249,651 units will vest in annual installments ending in the first quarter of 2023;
•	2,000 units will vest in quarterly installments ending in the second quarter of 2020;
•	6,998 units will vest in annual installments ending in the second quarter of 2023; and
•	9,901 units will vest in annual installments ending in the third quarter of 2023.

While the grants specify a stated target number of units, the determination of the actual settlement in shares will be based in part on the achievement of certain financial performance measures of the Company. For the performance-based restricted stock units granted, these performance conditions will determine the actual units vesting and can be in the range of 25% to 200% of the units granted. These grants include rights as a shareholder in the form of dividend equivalents. Dividend equivalents for time vested restricted stock units will be paid on each dividend payment date for the Company; dividend equivalents for the performance vesting restricted stock will be accrued and paid on the vested number of shares once the performance is achieved and the shares are issued. The fair value of the restricted stock units was estimated based upon the fair value of the underlying shares on the date of the grant.

The Company recorded $6.4 million of equity-based compensation expense for the outstanding restricted stock units for the year ended December 31, 2019, compared to $3.7 million and $1.7 million for 2018 and 2017, respectively. The remaining expense related to unvested restricted stock units is $18.2 million as of December 31, 2019 and will be recognized over service periods ranging from 15 months to 45 months.

Stock Options

During the year ended December 31, 2019, the Company granted 1,602,848 stock options to certain executive officers. The options were granted at an exercise price equal to a 15% premium to the fair value of the common stock at the date of grant with a weighted-average exercise price of $20.43. The options vest over a three-year period and expire at the end of seven years. The remaining expense related to non-vested stock option grants is $2.5 million at December 31, 2019 and will be recognized over the next 25 months.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the stock options. The following weighted-average assumptions were used for stock option awards issued during the year ended December 31, 2019:

Expected dividends	3.1%
Expected volatility	25.2%
Risk-free interest rate	2.5%
Expected term (in years)	4.5
Weighted-average grant date fair value	$2.32

Employee Stock Purchase Plan

On June 1, 2018, the Company commenced the 2018 Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase the Company’s Class A common stock at a discount of 15% of the fair market value of a share of Class A common stock, defined as the closing price of Class A common stock on the NYSE for the first and last days of the purchase period (as defined in the ESPP). The total amount of the Company’s Class A common stock on which options may be granted under the ESPP shall not exceed 500,000 shares. Shares of Class A common stock subject to any unexercised portion of a terminated, canceled or expired option granted under the ESPP may again be used for options under the ESPP. No participating employee shall have any rights as a shareholder until the issuance of a stock certificate to the employee. There have been 109,020 shares and 40,598 shares of Class A common stock purchased in the open market by the ESPP in 2019 and 2018, respectively, which resulted in compensation expense of $301 thousand and $205 thousand for the years ended December 31, 2019 and 2018, respectively.

Note 24—Condensed Financial Information of Cadence Bancorporation (Parent Only)

Condensed Balance Sheets

December 31, 2019 and 2018

(In thousands)	2019	2018
ASSETS
Cash and due from banks	$1	$985
Interest-bearing deposits with banks	51,536	114,871
Investment in bank subsidiary	2,628,739	1,593,469
Investment in nonbank subsidiary	15,042	16,787
Other assets	17,841	15,126
Total Assets	$2,713,159	$1,741,238
LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Interest payable	$816	$818
Senior debt	49,938	184,801
Subordinated debt	157,916	74,158
Junior subordinated debentures	37,445	36,953
Other liabilities	6,198	6,234
Total liabilities	252,313	302,964
Shareholder’s Equity:
Common stock	1,330	836
Additional paid-in capital	1,873,063	1,041,000
Treasury stock	(100,752)	(22,010)
Retained earnings	572,503	461,360
Accumulated other comprehensive income (loss)	114,702	(42,912)
Total Shareholders' Equity	2,460,846	1,438,274
Total Liabilities and Shareholders' Equity	$2,713,159	$1,741,238

Condensed Statements of Income

For the Years Ended December 31, 2019, 2018, and 2017

(In thousands)	2019	2018	2017
INCOME
Dividends from bank subsidiary	$130,909	$59,494	$11,000
Interest income	23	73	65
Other income	1,248	516	632
Total income	132,180	60,083	11,697
EXPENSES
Interest expense	16,538	17,626	17,424
Other expenses	12,615	7,048	3,305
Total expenses	29,153	24,674	20,729
Income (loss) before income taxes and equity in undistributed income of subsidiaries	103,027	35,409	(9,032)
Equity in undistributed income of subsidiaries	92,288	125,727	103,390
Net income before income taxes	195,315	161,136	94,358
Income tax benefit	(6,643)	(5,125)	(7,995)
Net income	$201,958	$166,261	$102,353

Condensed Statements of Cash Flows

For the Years Ended December 31, 2019, 2018, and 2017

(In thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$201,958	$166,261	$102,353
Adjustments to reconcile net income to net cash provided in operations:
Deferred income tax expense	1,572	358	1,084
Equity in undistributed income of subsidiaries	(92,288)	(125,727)	(103,390)
Decrease (increase) in other assets	5,836	(10,143)	3,892
Loss on sale of securities	15	—	—
(Decrease) increase in other liabilities	(13,860)	2,156	894
Other, net	99	—	—
Net cash provided by operating activities	103,332	32,905	4,833
CASH FLOWS FROM INVESTING ACTIVITIES
Capital contributions to bank subsidiary	—	—	(50,000)
Cash received in business combination	47,233	—	—
Decrease (increase) in limited partnership investments	603	(125)	(63)
Proceeds from sale of securities	5,707	—	—
Net cash provided by (used in) investing activities	53,543	(125)	(50,063)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of senior debt	(134,922)	—	(9,600)
Issuance of subordinated debentures	83,474	—	-
Proceeds from issuance of common stock	68	—	155,581
Cash dividends paid on common stock	(90,095)	(45,995)	—
Repurchase of common stock	(79,123)	(22,010)	—
Other, net	(596)	—	—
Net cash (used in) provided by financing activities	(221,194)	(68,005)	145,981
Net (decrease) increase in cash and cash equivalents	(64,319)	(35,225)	100,751
Cash and cash equivalents at beginning of year	115,856	151,081	50,330
Cash and cash equivalents at end of year	$51,537	$115,856	$151,081

Note 25—Accumulated Other Comprehensive Income (Loss)

Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables for each of the years in the period ended December 31, 2019.

(In thousands)	Unrealized gains (losses) on securities available-for-sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Unrealized gains (losses) on defined benefit pension plans	Accumulated other comprehensive gain (loss)
Balance at December 31, 2016	$(21,819)	$(10,212)	$(500)	$(32,531)
Period change	21,605	(2,982)	121	18,744
Reclassification of amounts within AOCI to retained earnings due to tax reform (Note 12)	(1,946)	(3,148)	(152)	(5,246)
Balance at December 31, 2017	(2,160)	(16,342)	(531)	(19,033)
Net change	(22,119)	(1,963)	203	(23,879)
Balance at December 31, 2018	(24,279)	(18,305)	(328)	(42,912)
Net change	43,884	113,402	328	157,614
Balance at December 31, 2019	$19,605	$95,097	$—	$114,702

Note 26—Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2019 and 2018:

	Three Months Ended,
(In thousands, except per share data)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Interest income	$207,618	$213,149	$217,124	$222,185
Interest expense	46,709	52,962	56,337	52,896
Net interest income	160,909	160,187	160,787	169,289
Provision for credit losses	27,126	43,764	28,927	11,210
Noninterest income (1)	33,898	34,642	31,722	30,664
Noninterest expense	100,518	94,283	100,529	113,440
Income before income taxes	67,163	56,782	63,053	75,303
Provision for income taxes	15,738	12,796	14,707	17,102
Net income	$51,425	$43,986	$48,346	$58,201
Earnings per common share (Basic)	$0.40	$0.34	$0.37	$0.44
Earnings per common share (Diluted)	0.40	0.34	0.37	0.44

	Three Months Ended,
(In thousands, except per share data)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Interest income	$143,857	$131,753	$123,963	$113,093
Interest expense	40,711	33,653	28,579	21,982
Net interest income	103,146	98,100	95,384	91,111
Provision for credit losses	8,422	(1,365)	1,263	4,380
Noninterest income (2)	21,007	23,976	24,672	24,983
Noninterest expense	72,696	61,231	62,435	61,939
Income before income taxes	43,035	62,210	56,358	49,775
Provision for income taxes	10,709	15,074	8,384	10,950
Net income	$32,326	$47,136	$47,974	$38,825
Earnings per common share (Basic)	$0.39	$0.56	$0.57	$0.46
Earnings per common share (Diluted)	0.39	0.56	0.57	0.46
(1)	Includes net securities gains (losses) of $317 thousand, $775 thousand, $938 thousand and $(12) thousand during the fourth, third, second and first quarters of 2019, respectively.
(2)	Includes net securities gains (losses) of $(54) thousand, $2 thousand, $(1.8) million and $12 thousand during the fourth, third, second and first quarters of 2018, respectively.

Note 27—Subsequent Events

On February 18, 2020, the Company announced that its Board of Directors authorized an increase to its share repurchase program of its Class A common stock by an additional $100 million. The Company previously announced a $50 million share repurchase authorization on July 26, 2019. In January and February of 2020, the Company repurchased approximately 1.8 million shares of common stock at a cost of $29.9 million.

The Company expects to fund the program with cash on hand and cash generated from operations. The repurchase authorization may be modified, suspended or discontinued at any time at our discretion and does not obligate us to acquire any particular amount of Class A common stock. The actual timing, number and value of the shares to be purchased under the program will be determined by management at its discretion.

The Company’s Class A common stock repurchase program will be subject to various factors, including our capital position, liquidity, financial performance and alternate uses of capital, stock trading price, general market and other conditions, and applicable legal requirements. The Class A common stock repurchases may be accomplished through open market purchases or privately negotiated transactions.

On January 31, 2020, the lead plaintiffs filed an amended complaint in the consolidated case captioned Frank Miller et al. v. Cadence Bancorporation et al., Case No. H-19-3492-LNH, in the United States District Court for the Southern District of Texas. See Note 17 for additional detail.

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

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fourth fiscal quarter ended December 31, 2019 covered by this Annual Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the captions “Directors and Executive Officers” and “Board of Directors, Committees and Governance” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2020 (the “2020 Proxy Statement”), to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of our fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the caption “Executive and Director Compensation” in the 2020 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information under the caption “Security Ownership of Certain Beneficial Owners, Directors and Management” in the 2020 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the caption “Certain Related Party Transactions” in the 2020 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption “Principal Accountant Fees” in the 2020 Proxy Statement.

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

10.1

Credit Agreement, dated as of March 29, 2019, by and between Cadence Bancorporation and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Cadence Bancorporation, filed with the Securities and Exchange Commission on April 2, 2019).

10.2†

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

10.5†	Amended and Restated Employment Agreement, dated March 14, 2017, by and between Cadence Bancorporation and Valerie C. Toalson.

10.6†

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

10.10†

Form of Performance-Based Restricted Stock Unit Agreement under the Amended and Restated Cadence Bancorporation 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of Cadence Bancorporation (Registration No. 333-216809), filed with the Securities and Exchange Commission on March 17, 2017).

NUMBER	DESCRIPTION

10.11†

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

10.16†

Services and Covenant Agreement, dated as of June 11, 2018, by and between Cadence Bancorporation and J. Thomas Wiley, Jr. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Cadence Bancorporation, filed with the Securities and Exchange Commission on January 2, 2019).

21.1	Subsidiaries of Cadence Bancorporation.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, has been formatted in Inline XBRL

†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized in Houston, Texas on the 28th day of February 2020.

CADENCE BANCORPORATION

By:	/s/ Paul B. Murphy, Jr.
Paul B. Murphy, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Paul B. Murphy, Jr. Paul B. Murphy, Jr.	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2020

By:	/s/ Valerie C. Toalson Valerie C. Toalson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2020

By: By:	/s/ William B. Harrison, Jr. William B. Harrison, Jr. /s/ Joseph W. Evans Joseph W. Evans	Lead Director Director	February 28, 2020 February 28, 2020

By: By:	/s/ J. Richard Fredericks J. Richard Fredericks /s/ Virginia A. Hepner Virginia A. Hepner	Director Director	February 28, 2020 February 28, 2020

By:	/s/ Precious Williams Owodunni Precious Williams Owodunni	Director	February 28, 2020

By:	/s/ Marc J. Shapiro Marc J. Shapiro	Director	February 28, 2020
By:	/s/ Scott M. Stuart Scott M. Stuart	Director	February 28, 2020

By:	/s/ Kathy Waller Kathy Waller	Director	February 28, 2020

By:	/s/ J. Thomas Wiley, Jr. J. Thomas Wiley, Jr.	Director	February 28, 2020