Form 10-Q
period 2020-03-31
Cadence Bancorporation
filed 2020-05-11
CIK 1614184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-38058

Cadence Bancorporation

(Exact name of registrant as specified in its charter)

Delaware	47-1329858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 Post Oak Boulevard, Suite 3800

Houston, Texas 77056

(Address of principal executive offices) (Zip Code)

(713) 871-4000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☒	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer	☐	Smaller reporting company

		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock	CADE	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $0.01 Par Value	125,929,513
Class	Outstanding as of May 8, 2020

Cadence Bancorporation

FORM 10-Q

For the Quarter Ended March 31, 2020

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
(In thousands, except share data)		(Audited)
ASSETS
Cash and due from banks	$212,658	$252,447
Interest-bearing deposits with banks	391,362	725,343
Federal funds sold	5,331	10,974
Total cash and cash equivalents	609,351	988,764
Investment securities available-for-sale, amortized cost of $2,375,637 and allowance for credit losses of zero at March 31, 2020	2,461,644	2,368,592
FRB and FHLB stock	77,326	76,752
Loans held for sale	38,221	87,649
Loans, net of unearned income	13,392,191	12,983,655
Less: allowance for credit losses	(245,246)	(119,643)
Net loans	13,146,945	12,864,012
Premises and equipment, net	126,642	127,867
Cash surrender value of life insurance	184,552	183,400
Net deferred tax asset	40,303	—
Goodwill	43,061	485,336
Other intangible assets, net	99,721	105,613
Other assets	410,152	512,244
Total assets	$17,237,918	$17,800,229
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$3,959,721	$3,833,704
Interest-bearing deposits	10,529,784	10,909,090
Total deposits	14,489,505	14,742,794
Federal Home Loan Bank advances	100,000	100,000
Senior debt	49,955	49,938
Subordinated debt	183,032	182,712
Junior subordinated debentures	37,351	37,445
Notes payable	2,102	2,078
Net deferred tax liability	—	24,982
Other liabilities	262,430	199,434
Total liabilities	15,124,375	15,339,383
Shareholders' equity:
Common stock $0.01 par value, authorized 300,000,000 shares; 133,115,699 shares issued and 125,897,827 shares outstanding at March 31, 2020 and 132,984,756 shares issued and 127,597,569 shares outstanding at December 31, 2019	1,331	1,330
Additional paid-in capital	1,874,126	1,873,063
Treasury stock, at cost, 7,217,872 shares and 5,387,187 shares, respectively	(130,725)	(100,752)
Retained earnings	88,138	572,503
Accumulated other comprehensive income	280,673	114,702
Total shareholders' equity	2,113,543	2,460,846
Total liabilities and shareholders' equity	$17,237,918	$17,800,229

See notes to consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(In thousands, except share and per share data)	2020	2019
INTEREST INCOME
Interest and fees on loans	$175,134	$205,751
Interest and dividends on securities:
Taxable	14,015	10,796
Tax-exempt	1,427	1,739
Other interest income	2,178	3,899
Total interest income	192,754	222,185
INTEREST EXPENSE
Interest on time deposits	12,744	17,186
Interest on other deposits	21,984	29,485
Interest on borrowed funds	4,558	6,225
Total interest expense	39,286	52,896
Net interest income	153,468	169,289
Provision for credit losses	83,429	11,210
Net interest income after provision for credit losses	70,039	158,079
NONINTEREST INCOME
Investment advisory revenue	5,605	5,642
Trust services revenue	4,815	4,335
Credit related fees	5,983	4,870
Service charges on deposit accounts	6,416	5,130
Bankcard fees	1,958	2,213
Payroll processing revenue	1,367	1,419
SBA income	1,908	1,449
Other service fees	1,912	2,104
Securities gains (losses), net	2,994	(12)
Other income	2,111	3,514
Total noninterest income	35,069	30,664
NONINTEREST EXPENSE
Salaries and employee benefits	48,807	53,471
Premises and equipment	10,808	10,958
Merger related expenses	1,282	22,000
Goodwill impairment	443,695	—
Intangible asset amortization	5,592	6,073
Other expense	27,469	20,938
Total noninterest expense	537,653	113,440
(Loss) income before income taxes	(432,545)	75,303
Income tax (benefit) expense	(33,234)	17,102
Net (loss) income	$(399,311)	$58,201
Weighted average common shares outstanding (Basic)	126,630,446	130,485,521
Weighted average common shares outstanding (Diluted)	126,630,446	130,549,319
(Loss) earnings per common share (Basic)	$(3.15)	$0.44
(Loss) earnings per common share (Diluted)	$(3.15)	$0.44

See notes to consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended March 31,
(In thousands)	2020	2019
Net (loss) income	$(399,311)	$58,201
Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale:
Net unrealized gains, net of income taxes of $15,149 and $6,783	48,126	22,593
Less reclassification adjustments for gains (losses) realized in net income, net of income taxes of $710 and $(3)	2,284	(9)
Net change in unrealized gains on securities available-for-sale, net of tax	45,842	22,602
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses), net of income taxes of $40,919 and $11,112	126,314	37,011
Less reclassification adjustments for gains (losses) realized in net income, net of income taxes of $1,922 and $(348)	6,185	(1,160)
Net change in unrealized gains (losses) on derivative instruments, net of tax	120,129	38,171
Other comprehensive income, net of tax	165,971	60,773
Comprehensive (loss) income	$(233,340)	$118,974

See notes to consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Class A Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated OCI	Total Shareholders' Equity
Balance at December 31, 2018	82,497	$836	$1,041,000	$(22,010)	$461,360	$(42,912)	$1,438,274
Net income	—	—	—	—	58,201	—	58,201
Equity-based compensation cost	—	—	1,188	—	—	—	1,188
Cash dividends declared ($0.175 per common share)	—	—	—	—	(22,727)	—	(22,727)
Dividend equivalents on restricted stock units	—	—	—	—	(125)	—	(125)
Purchase of treasury stock, at cost	(3,002)	—	—	(58,830)	—	—	(58,830)
Issuance of common shares for State Bank acquisition	49,232	492	825,621	—	—	—	826,113
Value of stock warrants assumed from State Bank	—	—	251	—	—	—	251
Common stock issuance costs	—	—	(295)	—	—	—	(295)
Issuance of common shares for restricted stock unit vesting	35	1	(1)	—	—	—	—
Issuance of treasury stock shares for exercise of stock warrants	—	—	(7)	7	—	—	—
Other comprehensive income	—	—	—	—	—	60,773	60,773
Balance at March 31, 2019	128,762	$1,329	$1,867,757	$(80,833)	$496,709	$17,861	$2,302,823

(In thousands, except per share data)	Class A Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated OCI	Total Shareholders' Equity
Balance at December 31, 2019	127,598	$1,330	$1,873,063	$(100,752)	$572,503	$114,702	$2,460,846
Net loss	—	—	—	—	(399,311)	—	(399,311)
Cumulative effect from adopting new accounting standard (Note 4)	—	—	—	—	(62,779)	—	(62,779)
Equity-based compensation cost	—	—	1,063	—	—	—	1,063
Cash dividends declared ($0.175 per common share)	—	—	—	—	(22,139)	—	(22,139)
Dividend equivalents on restricted stock units	—	—	—	—	(136)	—	(136)
Purchase of treasury stock, at cost	(1,831)	—	—	(29,973)	—	—	(29,973)
Issuance of common shares for restricted stock unit vesting	131	1	—	—	—	—	1
Other comprehensive income	—	—	—	—	—	165,971	165,971
Balance at March 31, 2020	125,898	$1,331	$1,874,126	$(130,725)	$88,138	$280,673	$2,113,543

See notes to consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES	$409,335	$(85,013)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisitions, net	—	414,342
Purchase of securities available-for-sale	(240,734)	(69,743)
Proceeds from sales of securities available-for-sale	37,884	138,354
Proceeds from maturities, calls and paydowns of securities available-for-sale	113,400	61,512
Purchases of other securities, net	(574)	(15,573)
Proceeds from sales of loans held for sale	46,866	16,984
Increase in loans, net	(436,758)	(229,830)
Purchase of premises and equipment	(2,742)	(3,081)
Proceeds from disposition of foreclosed property	1,182	3,180
Other, net	(1,871)	(1,068)
Net cash (used in) provided by investing activities	(483,347)	315,077
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in deposits, net	(253,289)	(606,131)
Net change in securities sold under agreements to repurchase	—	(23,587)
Net change in short term FHLB advances	—	245,000
Repurchase of common stock	(29,973)	(58,830)
Cash dividends paid on common stock	(22,139)	(22,727)
Net cash used in financing activities	(305,401)	(466,275)
Net decrease in cash and cash equivalents	(379,413)	(236,211)
Cash and cash equivalents at beginning of period	988,764	779,280
Cash and cash equivalents at end of period	$609,351	$543,069
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$39,487	$44,999
Income taxes (refunded) paid	(234)	81
Cash paid for amounts included in lease liabilities	2,767	2,872
Non-cash investing activities (at fair value):
Acquisition of real estate and other assets in settlement of loans	11,162	599
Transfers of loans held for sale to loans	10,500	17,678
Transfers of loans to loans held for sale	—	17,444
Securities sold, net, with settlement after quarter end	57,157	—
Right-of-use assets (remeasured) obtained in exchange for operating lease liabilities	(125)	81,601

See notes to consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cadence Bancorporation (the “Company”) is a Delaware corporation and a financial holding company whose primary asset is its investment in its wholly owned subsidiary bank, Cadence Bank, National Association (the “Bank”).

Note 1—Summary of Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this report have been included. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The Company and its subsidiaries follow accounting principles generally accepted in the United States of America, including, where applicable, general practices within the banking industry. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. The assessment of whether or not the Company has a controlling interest (i.e., the primary beneficiary) in a variable-interest entity (“VIE”) is performed on an on-going basis. All equity investments in non-consolidated VIEs are included in “other assets” in the Company’s consolidated balance sheets (see Note 15).

Certain amounts reported in prior years have been reclassified to conform to the 2020 presentation. These reclassifications did not materially impact the Company’s consolidated balance sheets or consolidated statements of operations.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events, the Company’s management has evaluated subsequent events for potential recognition or disclosure in the consolidated financial statements through the date of the issuance of the consolidated financial statements. No subsequent events were identified that would have required a change to the consolidated financial statements, however, certain matters that occurred after the balance sheet date are included in Note 19 to the consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for credit losses, valuation of goodwill, intangible assets, and deferred income taxes.

Accounting Policies

Related Party Transactions

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices, and are within applicable regulatory and lending limitations. The aggregate balances of related party loans and deposits are insignificant as of March 31, 2020 and December 31, 2019.

Loans and Allowances for Credit Losses (“ACL”)

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. During 2018 and 2019, the FASB issued additional guidance providing clarifications and corrections, including: ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments–Credit Losses; ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments–Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments; ASU 2019-05, Financial Instruments–Credit Losses (Topic 326): Targeted Transition Relief; ASU 2019-10, Financial Instruments–Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates; ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments–Credit Losses (collectively “ASC 326”). ASC 326, better known as Current Expected Credit Losses (“CECL”), among other things:

•

Replaces the current incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.

•

Eliminates existing guidance for acquired credit impaired (“ACI”) loans and requires recognition of the nonaccretable difference as an increase to the allowance for expected credit losses on financial assets purchased with more than insignificant credit deterioration since origination, referred to as purchase credit deteriorated (“PCD”) assets, which will be offset by an increase in the amortized cost of the related loans. For ACI loans accounted for under ASC 310-30 prior to adoption, the guidance in this amendment for PCD assets will be prospectively applied.

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

The amendments in these updates became effective for annual periods and interim periods within those annual periods beginning after December 15, 2019.

The Company adopted ASC 326 effective January 1, 2020, using the cumulative effect method. As a result of this adoption, the Company recognized an adjustment to retained earnings of $62.8 million, recorded a deferred tax asset of $19.5 million, and reclassed ACL of $6.1 million with respect to PCD loans, formerly ACI loans, as of January 1, 2020. Because the Company adopted ASC 326 with a cumulative effect adjustment as of January 1, 2020, the comparative results as of December 31, 2019, and for the three months ended March 31, 2019, have not been restated and continue to be reported under the incurred loss accounting model.

The Company has elected the transition provisions provided by the banking agencies and will phase in the “Day One” regulatory capital effects resulting from adoption of CECL. See Note 12 for additional disclosure.

Other changes to the Company’s significant accounting policies pertaining to Loans and the ACL as incorporated under ASC 326 are as follows:

•

In accordance with ASC 326, the Company uses amortized cost as a basis for determining the ACL; whereas, prior to adopting ASC 326, under the incurred loss accounting model the Company used recorded investment. The components of amortized cost include unpaid principal balance (“UPB”), and unamortized discounts and premiums. As permitted by ASC 326, the Company has elected to not include accrued interest receivable in the determination of amortized cost and measurement of expected credit losses and, instead, has an accounting policy to write off accrued interest deemed uncollectible in a timely manner.

•	ASC 326 provides special initial recognition and measurement for the Day One accounting for PCD assets.

o

ASC 326 requires entities that purchase certain financial assets (or portfolios of financial assets) with the intention of holding them for investment to determine whether the assets have experienced more-than-insignificant deterioration in credit quality since origination.

o

More-than-insignificant deterioration will generally be determined by the asset’s delinquency status, risk rating changes, credit rating, accruing status or other indicators of credit deterioration since origination.

o

An entity initially measures the amortized cost of a PCD asset by adding the acquisition date estimate of expected credit losses to the asset’s purchase price. Because the initial estimate for expected credit losses is added to the purchase price to establish the Day One amortized cost, PCD accounting is commonly referred to as a “gross-up” approach. There is no credit loss expense recognized upon acquisition of a PCD asset; rather the “gross-up” is offset by establishment of the initial allowance.

o	After initial recognition, the accounting for a PCD asset will generally follow the credit loss model.
o

Interest income for a PCD asset is recognized using the effective interest rate (“EIR”) calculated at initial measurement. This EIR is determined by comparing the amortized cost basis of the instrument to its contractual cash flows, consistent with ASC 310-20. Accordingly, since the PCD gross-up is included in the amortized cost, the purchase discount related to estimated credit losses on acquisition is not accreted into interest income. Only any noncredit-related discount or premium is accreted or amortized, using the EIR that was calculated at the time the asset was acquired.

•

Commercial loans are generally placed on nonaccrual status when principal or interest is past due 90 days or more unless the loan is well secured and in the process of collection. Consumer loans, including residential first and second lien loans secured by real estate, are generally placed on nonaccrual status when they are 120 or more days past due. Prior to the adoption of ASC 326, the majority of our current PCD loans were treated as accruing loans as the Company was able to reasonably predict future cash flows at the unit of account or pool level. After adoption, the accruing status of each individual loan will be subject to the nonaccrual polices described above.

•

The accrual of interest, as well as the amortization/accretion of any remaining unamortized net deferred fees or costs and discount or premium, is generally discontinued at the time the loan is placed on nonaccrual status. All accrued but uncollected interest for loans that are placed on nonaccrual status is reversed through interest income. Cash receipts received on nonaccrual loans are generally applied against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income (i.e., cost recovery method). However, interest may be accounted for under the cash-basis method as long as the remaining amortized costs in the loan is deemed fully collectible.

The ACL is maintained through charges to income in the form of a provision for credit losses at a level management believes is adequate to absorb an estimate of expected credit losses over the contractual life of the loan portfolio as of the reporting date. Events that are not within the Company’s control, such as changes in economic factors, could change subsequent to the reporting date and could cause the ACL to be overstated or understated. The amount of the ACL is affected by loan charge-offs, which decrease the ACL; recoveries on loans previously charged off, which increase the ACL; and the provision for credit losses charged to income, which increases the ACL.

The following is a description of the Company’s process for estimating the ACL for all loans in its portfolio, including PCD loans:

•	The quantitative component of the Company’s ACL model includes three segments: commercial (“C&I”), commercial real estate (“CRE”), and consumer.
o

The C&I loan segment includes loans to clients in specialized industries, including restaurant, healthcare, and technology. Additional commercial lending activities include energy, general corporate loans, business banking and community banking loans. The C&I segment uses loan level through-the-cycle probability-of-default (“PD”) and loss-given-default (“LGD”) ratings generated by Cadence’s scorecards. These PD ratings are conditioned by industry to reflect the effect of certain forecasted macroeconomic variables, such as market value and volatility, interest rate spreads, and unemployment rate.

o

The CRE loan segment includes loans which are secured by a variety of property types, including multi-family dwellings, office buildings, industrial properties, and retail facilities. The Company offers construction financing, acquisition or refinancing of properties primarily located in our markets in Texas and the southeast United States. The CRE loan segment uses a loss-rate model, where lifetime loss rates are correlated closely with characteristics such as origination LTV, vintage/origination quality, and loan age, as well as with macroeconomic factors, including GDP growth rate, unemployment rate, and CRE market price change.

o

The consumer loan segment primarily consists of one-to-four family residential real estate loans with terms ranging from 10 to 30 years; however, the portfolio is heavily weighted to the 30-year term. The Company offers both fixed and adjustable interest rates and does not originate subprime loans. These loans are typically closed-end first lien loans for purposes of purchasing property, or for refinancing existing loans with or without cash out. Our loans are primarily owner occupied, full documentation loans. This segment also offers consumer loans to our customers for personal, family and household purposes, auto, boat and personal installment loans, however, these loans are a small percentage of the portfolio. The consumer loan segment uses a loss-rate model. Life-time loss rates capture the effect of credit score, loan age, size, and other loan characteristics and include Cadence’s own assumptions for LGD and the expected life of the loan. The loss rates are also affected by macroeconomic variables such as the unemployment rate, retails sales percent change year-over-year, household employment percent change year-over-year, FHFA home price index, housing affordability index at origination, and median house price.

o

When foreclosure of collateral securing a loan is probable, ASC 326 requires that the expected credit loss on a loan be measured based on the fair value of the collateral. When management’s measured value of the impaired loan is less than the amortized cost in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the loss exposure for each credit, given the payment status, the financial condition of the borrower and any guarantors and the value of any underlying collateral. Loans that are individually evaluated are excluded from the collective evaluations described above. Changes in specific reserves from period to period are the result of changes in the circumstances of individual loans such as charge-offs, payments received, changes in collateral values or other factors.

o

For any collateral dependent loan where foreclosure is not probable, but repayment is expected to be provided primarily from the sale or operation of the collateral and the borrower is experiencing financial difficulty, a practical expedient for measuring the credit loss is allowed using the fair value of the collateral. The Company expects to elect this for qualifying credits particularly when there are unique risk characteristics which prohibit them from being collectively evaluated. When repayment will be from the operation of the collateral, generally fair value is estimated on the present value of expected cash flows from the operation of the collateral (an income approach). When repayment is expected from the sale of the collateral, the present value of the costs to sell will be deducted from the fair value of the collateral measured as of the measurement date.

•

As described above, loans included in each segment are collectively or individually evaluated to determine an expected credit loss which is allocated to the individual loans. Due to the growth of the credit portfolio into new geographic areas and into new commercial markets and the lack of seasoning of the portfolio, the Company recognizes there is limited historical loss information to adequately estimate loss rates based primarily on the Company’s historical loss data. Therefore, external loss data was acquired from the research arm of a nationally recognized risk rating agency to act as a proxy for loss rates within the ACL models until sufficient loss history can be accumulated from the Company’s loss experience in these segments. These loss rates were developed specifically for the Company’s customer risk profile and portfolio mix.

•

ASC 326 acknowledges that, because historical experience may not fully reflect an institution's expectations about the future, the institution should adjust historical loss information, as necessary, to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information. The quantitative models use baseline macroeconomic scenario forecast data provided by a nationally recognized rating agency for a reasonable and supportable period in estimating the current expected credit losses. The Company has elected an input reversion approach whereby the selected economic forecast for the identified macroeconomic variables revert to their historical trends. As a rule, the forecasts revert to their long-term equilibrium within two to five years or one “business cycle” depending on the segment The Company monitors actual loss experience for each loan segment for adjustments required to the loss rates utilized.

•

Additionally, to adjust historical credit loss information for current conditions and reasonable and supportable forecasts, all significant factors relevant to determining the expected collectability of financial assets as of each reporting date should be considered. ASC 326 provides examples of factors an institution may consider. The banking regulatory agencies believe the qualitative or environmental factors identified in the December 2006 Interagency Policy Statement on the Allowance for Loan and Lease Losses should continue to be relevant under CECL and are covered by the examples of factors that may be considered under ASC 326. These factors require judgments that cannot be subjected to exact mathematical calculation. There are no formulas for translating them into a basis-point adjustment to be applied to historical losses. The adjustment must reflect management’s overall estimate of the extent to which expected losses on a segment of loans will differ from historical loss experience. It would include management’s opinion on the effects related to current conditions and reasonable and supportable forecasts, that are not already reflected in the quantitative loss estimate. These adjustments are highly subjective estimates that will be determined each quarter. To facilitate this process, management has developed certain analyses of selected internal and external data to assist management in determining the risk of imprecision. These primary adjustment factors include, but are not limited to the following:

o	Lending policies, procedures, practices or philosophy, including underwriting standards and collection, charge-off and recovery practices
o

Changes in national and service market economic and business conditions that could affect the level of default rates or the level of losses once a default has occurred within the Bank’s existing loan portfolio

o	Changes in the nature or size of the portfolio
o	Changes in portfolio collateral values
o	Changes in the experience, ability, and depth of lending management, and other relevant staff
o	Volume and/or severity of past due and classified credits or trends in the volume of losses, non-accrual credits, impaired credits, and other credit modifications
o	Quality of the institution’s credit review system and processes and the degree of oversight by bank management and the board of directors
o	Concentrations of credit such as industry and lines of business
o	Competition and legal and regulatory requirements or other external factors
•

The reserve for unfunded commitments is determined by assessing three distinct components: unfunded commitment volatility in the portfolio (excluding commitments related to letters of credit and commitment letters), adversely rated letters of credit, and adversely rated lines of credit. Unfunded commitment volatility is calculated on a trailing nine quarter basis; the resulting expected funding amount is then reserved for based on the current combined reserve rate of the funded portfolio. Adverse letters and lines of credit are assessed individually based on funding and loss expectations as of the period end. The reserve for unfunded commitments is recorded in other liabilities and the provision for losses on unfunded commitments is included in the provision for credit losses. Prior to adoption, the provision for losses on unfunded commitments was recorded in other noninterest expense. As of March 31, 2020, and December 31, 2019, the reserve for unfunded commitments totaled $3.2 million and $2.0 million, respectively.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Therefore, any carrying amount which exceeds the reporting unit’s fair value (up to the amount of goodwill recorded) will be recognized as an impairment loss. ASU 2017-04 became effective for the Company on January 1, 2020. See Note 5, Goodwill and Other Intangible Assets.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 amends the disclosure requirements of ASC 820 to remove disclosure of transfers between Level 1 and Level 2 of the fair value hierarchy and the valuation process for Level 3 fair value measurements, among other amendments, and to include disclosure of the range and weighted average used in Level 3 fair value measurements, among other amendments. Amendments should be applied retrospectively to all periods presented, except for certain amendments, which should be applied prospectively. ASU 2018-13 became effective for the Company on January 1, 2020. The adoption of ASU 2018-13 did not have a significant impact on the Company’s fair value disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). This standard aligns the requirements for capitalizing implementation costs in a hosting arrangement service contract with the existing guidance for capitalizing implementation costs incurred for an internal-use software license. This standard also requires capitalizing or expensing implementation costs based on the nature of the costs and the project stage during which they are incurred and establishes additional disclosure requirements. This standard became effective for Cadence on January 1, 2020. The adoption of this guidance had no material impact on the consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This ASU amends ASC 810 guidance on how all reporting entities evaluate indirect interests held through related parties in common control arrangements when determining whether fees paid to decision makers and service providers are variable interests. ASU 2018-17 became effective for Cadence on January 1, 2020. The adoption of this guidance had no material impact on the consolidated financial statements.

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

The credit losses and hedging amendments have the same effective dates as the respective standards, unless an entity has already adopted the standards. The adoption of the credit loss standard, or CECL, is discussed above. Since the Company early adopted the guidance in ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, in 2018, the amended hedge accounting guidance in ASU 2019-04 became effective as of the beginning of the first annual reporting period beginning after April 25, 2019. The Company adopted this guidance on January 1, 2020, with no material impact.

In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) (SEC Update). The ASU adds and amends SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119 related to the new credit losses standard and comments by the SEC staff related to the revised effective date of the new leases standard. The guidance became effective upon issuance and did not have a material impact.

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. The ASU makes narrow-scope improvements to various financial instruments topics, including the new credit losses standard. Transition varies, with some of the amendments effective upon issuance for certain entities. The amendments related to ASU 2019-04 and ASU 2016-13 became effective for Cadence on January 1, 2020. Other amendments became effective upon issuance (March 9, 2020). The adoption of this guidance had no material impact on the consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can elect various optional expedients for hedging relationships affected by reference rate reform, if certain criteria are met. Entities can make a one-time election to sell and/or transfer to available-for-sale or trading any held-to-maturity debt securities that refer to an interest rate affected by reference rate reform and were classified as HTM before January 1, 2020. The guidance became effective upon issuance (March 12, 2020). As Cadence has no held-to-maturity debt securities, the adoption of the guidance had no impact.

Pending Accounting Pronouncements

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

In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force). The guidance clarifies that entities that apply the measurement alternative in ASC 321 should consider observable transactions that result in entities initially applying or discontinuing the use of the equity method of accounting under ASC 323. The guidance also says that certain forward contracts and purchased options on equity securities that are not deemed to be in-substance common stock under ASC 323 or accounted for as derivatives under ASC 815 are in the scope of ASC 321. The guidance is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The guidance should be applied prospectively. The Company is evaluating the impact this guidance may have on its consolidated financial statements.

Note 2 – Business Combinations

State Bank

On January 1, 2019, the Company acquired all the outstanding stock of State Bank Financial Corporation (“State Bank”) of Atlanta, Georgia in a stock transaction. The Company completed the accounting for the acquisition of State Bank and the measurement period was closed on December 31, 2019. The acquisition added $3.3 billion in loans and $4.1 billion in deposits. State Bank operated 32 branch locations across Georgia.

Under the terms of the transaction, State Bank shareholders received 1.271 shares of the Company’s Class A common stock in exchange for each share of State Bank common stock resulting in the Company issuing 49.2 million shares of its Class A common stock. In total, the purchase price for State Bank was $826.4 million, including $826.1 million in the Company’s common stock and $0.3 million representing the fair value of unexercised warrants.

The following table provides the purchase price allocation and the consideration paid for State Bank’s net assets.

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

The Company estimated the fair value of loans by utilizing the discounted cash flow method applied to pools of loans aggregated by product categories and interest rate type. In addition, certain cash flows were estimated on an individual loan basis based on current performance and collateral value, if the loan was collateral dependent. Contractual principal and interest cash flows were projected based on the payment type (i.e., amortizing or interest only), interest rate type (i.e., fixed or adjustable), interest rate index, weighted average maturity, weighted average interest rate, weighted average spread, and weighted average interest rate floor of each loan pool. The expected cash flows for each category were determined by estimating future credit losses using probabilities of default (PD), loss given default (LGD) and the rate of prepayments. Projected monthly cash flows were then discounted to present value based on discount rates developed from various sources including an analysis of State Bank’s newly originated loans, a buildup approach and market data. There was no carryover of State Bank’s ACL associated with the loans acquired.

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

Goodwill of $175.7 million was recorded as a result of the transaction and is not amortized for financial statement purposes. All the goodwill was assigned to the Banking segment. The goodwill recorded is not deductible for income tax purposes. See also Note 5, Goodwill and Other Intangible Assets.

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

Note 3—Investment Securities

A summary of amortized cost and estimated fair value of securities available-for-sale at March 31, 2020 and December 31, 2019 is as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2020
Securities available-for-sale:
Obligations of U.S. government agencies	$70,225	$221	$458	$69,988
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	99,869	2,799	—	102,668
Issued by FNMA and FHLMC	1,453,735	52,507	—	1,506,242
Other residential mortgage-backed securities	268,906	11,249	—	280,155
Commercial mortgage-backed securities	271,590	11,580	941	282,229
Total MBS	2,094,100	78,135	941	2,171,294
Obligations of states and municipal subdivisions	211,312	9,431	381	220,362
Total securities available-for-sale	$2,375,637	$87,787	$1,780	$2,461,644

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019
Securities available-for-sale:
Obligations of U.S. government agencies	$69,464	$57	$415	$69,106
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	98,122	1,205	245	99,082
Issued by FNMA and FHLMC	1,423,771	13,128	1,402	1,435,497
Other residential mortgage-backed securities	292,019	4,197	384	295,832
Commercial mortgage-backed securities	276,533	2,448	3,023	275,958
Total MBS	2,090,445	20,978	5,054	2,106,369
Obligations of states and municipal subdivisions	185,882	7,235	—	193,117
Total securities available-for-sale	$2,345,791	$28,270	$5,469	$2,368,592

The scheduled contractual maturities of securities available-for-sale at March 31, 2020 were as follows:

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$1,222	$1,226
Due after one year through five years	1,157	1,148
Due after five years through ten years	61,915	61,672
Due after ten years	217,243	226,304
Mortgage-backed securities	2,094,100	2,171,294
Total	$2,375,637	$2,461,644

Gross gains and gross losses on sales of securities available-for-sale for the three months ended March 31, 2020 and 2019 are presented below. There were no other-than-temporary impairment charges included in gross realized losses for the three months ended March 31, 2020 and 2019. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	For the Three Months Ended March 31,
(In thousands)	2020	2019
Gross realized gains	$2,994	$3
Gross realized losses	—	(15)
Realized gains (losses), net	$2,994	$(12)

Securities with a carrying value of $728.7 million and $629.4 million at March 31, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, FHLB borrowings, repurchase agreements and for other purposes as required or permitted by law.

Information pertaining to securities available-for-sale with gross unrealized losses aggregated by category and length of time the securities have been in a continuous loss position was as follows:

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2020
Obligations of U.S. government agencies	$29,360	$278	$12,896	$180
Mortgage-backed securities	72,267	574	10,143	367
Obligations of states and municipal subdivisions	22,495	381	—	—
Total	$124,122	$1,233	$23,039	$547

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2019
Obligations of U.S. government agencies	$33,053	$209	$13,703	$206
Mortgage-backed securities	708,991	4,466	61,506	588
Obligations of states and municipal subdivisions	—	—	—	—
Total	$742,044	$4,675	$75,209	$794

As of March 31, 2020 and December 31, 2019, approximately 6% and 35%, respectively, of the fair value of securities in the investment portfolio reflected an unrealized loss. As of March 31, 2020, there were 10 securities that had been in a loss position for more than twelve months, and 17 securities that had been in a loss position for less than 12 months. As of March 31, 2020, the unrealized losses were not deemed to be caused by credit-related issues. Credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Any impairment that is not credit-related is recognized in other comprehensive income. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption of the obligations. As of March 31, 2020, allowance for credit losses related to available-for-sale securities is zero as the decline in fair value did not result from credit-related issues. The Company has adequate liquidity and, therefore, does not plan to sell and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Note 4—Loans Held for Sale, Loans and Allowance for Credit Losses

Loans Held for Sale

The following table presents a summary of the loans held for sale by portfolio segment at the lower of amortized cost or fair value as of March 31, 2020 and December 31, 2019.

(In thousands)	March 31, 2020	December 31, 2019
Commercial and industrial	$33,023	$34,767
Commercial real estate	2,913	49,894
Consumer	2,285	2,988
Total loans held for sale(1)	$38,221	$87,649

(1) $0.1 million and $0.4 million of net accrued interest receivable is excluded from the loan balances above as of March 31, 2020 and December 31, 2019, respectively.

Loans

The following table presents total loans outstanding by portfolio segment and class of financing receivable as of March 31, 2020 and December 31, 2019. Outstanding balances include originated loans, Acquired Noncredit Impaired (“ANCI”) loans, and Purchase Credit Deteriorated (“PCD”) loans, formerly referred to as acquired credit impaired (“ACI”) loans. See Note 1 for additional information regarding the adoption of the new CECL accounting standard (2).

(In thousands)	March 31, 2020	December 31, 2019
Commercial and industrial
General C&I	$4,694,114	$4,517,016
Energy	1,480,497	1,419,957
Restaurant	1,082,602	1,027,421
Healthcare	492,097	474,264
Total commercial and industrial	7,749,310	7,438,658
Commercial real estate
Industrial, retail, and other	1,754,881	1,691,694
Multifamily	692,168	659,902
Office	533,711	535,676
Total commercial real estate	2,980,760	2,887,272
Consumer
Residential	2,576,073	2,568,295
Other	86,048	89,430
Total consumer	2,662,121	2,657,725
Total(1)	$13,392,191	$12,983,655

(1) $45.3 million and $44.5 million of net accrued interest receivable is excluded from the total loan balances above as of March 31, 2020 and December 31, 2019, respectively.

(2) Amounts are not comparable to prior period public filings due to our adoption of CECL on January 1, 2020.

Allowance for Credit Losses (“ACL”)

Credit Risk Management. The Company’s credit risk management is overseen by the Company’s Board of Directors, including its Risk Management Committee, and the Company’s Senior Credit Risk Management Committee (“SCRMC”). The SCRMC is responsible for reviewing the Company’s credit portfolio management information, including asset quality trends, concentration reports, policy, financial and documentation exceptions, delinquencies, charge-offs, and nonperforming assets.

The Company’s credit policy requires that key risks be identified and measured, documented and mitigated, to the extent possible, and requires various levels of internal approvals based on the characteristics of the loans, including the size of the exposure. The Company also has customized underwriting guidelines for loans in the Company’s specialized industries that the Company believes reflects the unique characteristics of these industries.

Under the Company’s dual credit risk rating (“DCRR”) system, it is the Company’s policy to assign risk ratings to all commercial loan (C&I and CRE) exposures using the Company’s internal credit risk rating system. The assignment of loan risk ratings is the primary responsibility of the lending officer concurrent with approval from the credit officer reviewing and recommending approval of the credit. The assignment of commercial risk ratings is completed on a transactional basis using scorecards. The Company uses a total of nine different scorecards that accommodate various areas of lending. Each scorecard contains two main components: probability of default (“PD”) and loss given default (“LGD”). Each component is assessed using a multitude of both qualitative and quantitative scoring elements, which will generate a percentage for each component. The key elements assessed in the scorecard for PD are financial performance and trends as well as qualitative measures. The key elements for LGD are collateral quality and the structure of the loan. The PD percentage and LGD percentage are converted into PD and LGD risk ratings for each loan. The PD rating is used as the Company’s risk grade of record. Loans with PD ratings of 1 through 8 are loans that the Company rates internally as “Pass.” Loans with PD ratings of 9 through 13 are rated internally as “Criticized” and represent loans for which one or more potential or defined weaknesses exists. Loans with PD ratings of 10 through 13 are also considered “Classified” and represent loans for which one or more defined weaknesses exist. These classifications are consistent with regulatory guidelines. The following is a qualitative description of the Company’s loan classifications:

•	Pass—For loans within this risk rating, the condition of the borrower and the performance of the loan is satisfactory or better.
•

Pass/Watch—Borderline risk credits representing the weakest pass risk rating. Pass/Watch credits consist of credits where financial performance is weak, but stable. Weak performance is transitional. The borrower has a viable, defined plan for improvement. Generally, it is not expected for loans to be originated within this category.

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

Consumer purpose loan risk classification is assigned in accordance with the Uniform Retail Credit Classification, based on delinquency and accrual status.

An important aspect of the Company’s assessment of risk is the ongoing completion of periodic risk rating reviews. As part of these reviews, the Company seeks to review the risk ratings of each facility within a customer relationship and may recommend an upgrade or downgrade to the risk ratings. The Company’s policy is to review two times per year all customer relationships with an aggregate exposure of $10 million or greater as well as all shared national credits (“SNC”). Additionally, all customer relationships with an aggregate exposure of $2.5 million to $10.0 million are reviewed annually. Further, customer relationships with an aggregate exposure of $2.5 million and greater with pass/watch or criticized risk ratings are reviewed quarterly. Certain relationships are exempt from review, such as relationships where the Company’s exposure is cash-secured. An updated risk rating scorecard is required during each risk review as well as with any credit event that requires credit approval.

The Company’s policies establish concentration limits for various industries within the commercial portfolio as well as commercial real estate, leveraged lending and other regulatory categories. Concentration limits are monitored and reassessed on a periodic basis and approved by the Board of Directors on an annual basis.

The approval of the Company’s Senior Loan Committee is generally required for relationships in an amount greater than $5.0 million. For loans in an amount greater than $5.0 million that are risk rated 10 or worse, approval of the Credit Transition Committee is generally required. There is a credit executive assigned to each line of business who holds the primary responsibility for the approval process outside of the loan approval committees.

ACL Rollforward and Analysis. The following tables provide a summary of the activity in the ACL and the Reserve for Unfunded Commitments for the three months ended March 31, 2020 and 2019.

	For the Three Months Ended March 31, 2020
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Total Allowance for Credit Losses	Reserve for Unfunded Commitments(1)	Total
As of December 31, 2019	$89,796	$15,319	$14,528	$119,643	$1,699	$121,342
Cumulative effect of adoption of CECL	32,951	20,599	22,300	75,850	332	76,182
As of January 1, 2020	122,747	35,918	36,828	195,493	2,031	197,524
Provision for credit losses	63,684	17,798	756	82,238	1,191	83,429
Charge-offs	(31,987)	(478)	(633)	(33,098)	—	(33,098)
Recoveries	141	180	292	613	—	613
As of March 31, 2020	$154,585	$53,418	$37,243	$245,246	$3,222	$248,468

Allocation of ending ACL
Loans collectively evaluated	$135,486	$53,418	$37,243	$226,147
Loans individually evaluated	19,099	—	—	19,099
ACL as of March 31, 2020	$154,585	$53,418	$37,243	$245,246

Loans (amortized cost)
Loans collectively evaluated	$7,609,527	$2,975,416	$2,659,630	$13,244,573
Loans individually evaluated	139,783	5,344	2,491	147,618
Loans as of March 31, 2020(2)	$7,749,310	$2,980,760	$2,662,121	$13,392,191

(1) The reserve for unfunded commitments is included in other liabilities on the consolidated balance sheets at March 31, 2020 and December 31, 2019.
(2) $45.3 million of net accrued interest receivable is excluded from the loan balances above as of March 31, 2020.

	For the Three Months Ended March 31, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total Allowance for Credit Losses
As of December 31, 2018	$66,316	$10,452	$13,703	$3,907	$94,378
Provision for credit losses	9,299	102	1,206	603	11,210
Charge-offs	(461)	(85)	(234)	(158)	(938)
Recoveries	372	—	15	1	388
As of March 31, 2019(1)	$75,526	$10,469	$14,690	$4,353	$105,038

Allocation of ending ACL
Loans collectively evaluated for impairment	$61,020	$10,462	$14,625	$4,294	$90,401
Loans individually evaluated for impairment	14,506	7	65	59	14,637
ACL as of March 31, 2019(1)	$75,526	$10,469	$14,690	$4,353	$105,038

Loans
Loans collectively evaluated for impairment	$7,389,053	$2,823,249	$2,637,416	$758,586	$13,608,304
Loans individually evaluated for impairment	92,635	6,946	2,102	256	101,939
Loans as of March 31, 2019(1)	$7,481,688	$2,830,195	$2,639,518	$758,842	$13,710,243

(1) Allowance for credit losses and loan balances as calculated and reported under the incurred loss accounting model and reported at March 31, 2019.

As described in Note 1, the Company adopted the new CECL accounting standard on January 1, 2020 which increased the ACL by $75.9 million. The ACL was increased an additional $82.2 million in provision for the quarter which reflects the forecasted effects of COVID-19 on the various loan segments due to higher unemployment, lower GDP, market volatility, and real estate prices. The Company’s estimate of the ACL used the baseline pandemic scenario provided by a nationally recognized service released on April 4, 2020, as adjusted for consideration of certain qualitative and environmental factors. Loan charge-offs recognized during the first quarter of 2020 are higher than the first quarter of 2019 as a result of credit migration that has occurred primarily in the Restaurant and General C&I classes with the most significant impact being COVID related.

The Company’s individually evaluated loans totaling $147.6 million at March 31, 2020 are considered collateral dependent loans and generally are considered impaired (Note 1). The majority of the these are within the C&I segment and include loans in the Energy, Restaurant, and General C&I classes. The majority of these loans are supported by an enterprise valuation or by collateral such as real estate, receivables or inventory, with the exception of loans within the Energy E&P sector which are secured by oil and gas reserves. Loans within the CRE and consumer segments are secured by commercial and residential real estate.

Credit Quality

The following table provides information by each credit quality indicator and by origination year (vintage) as of March 31, 2020. The Company defines origination year (vintage) for the purposes of disclosure as the year of execution of the original loan agreement. Loans that are modified as a TDR are considered to be a continuation of the original loan, therefore the origination date of the original loan is reflected as the vintage date. This presentation is consistent with the vintage determination used in the ACL model. The criticized loans with a 2020 vintage relate to credits in resolution. There were no line-of-credit arrangements converted to term loans during the period.

	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	2015 and Prior	Revolving Loans	Total
Commercial and industrial
Pass	$174,633	$796,988	$1,155,772	$713,223	$397,273	$738,601	$3,179,764	$7,156,254
Special mention	261	7,690	69,934	34,365	39,415	16,712	86,730	255,107
Substandard	583	5,949	76,623	26,435	35,471	58,585	114,862	318,508
Doubtful	—	1,784	3,460	765	—	7,126	6,306	19,441
Total commercial and industrial	175,477	812,411	1,305,789	774,788	472,159	821,024	3,387,662	7,749,310
Commercial real estate
Pass	109,070	406,225	737,092	692,826	274,966	562,834	141,895	2,924,908
Special mention	1,495	346	25,125	945	293	3,221	279	31,704
Substandard	—	210	170	607	7,455	15,694	12	24,148
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	110,565	406,781	762,387	694,378	282,714	581,749	142,186	2,980,760
Consumer
Current	79,008	471,638	646,405	356,462	320,817	504,905	252,225	2,631,460
30-59 days past due	—	1,506	4,076	340	1,795	7,443	2,358	17,518
60-89 days past due	—	309	1,134	76	1,075	1,494	221	4,309
90+ days past due	—	147	2,159	8	1,540	4,980	—	8,834
Total consumer	79,008	473,600	653,774	356,886	325,227	518,822	254,804	2,662,121
Total(1)	$365,050	$1,692,792	$2,721,950	$1,826,052	$1,080,100	$1,921,595	$3,784,652	$13,392,191

(1) $45.3 million of net accrued interest receivable is excluded from the loan balances above as of March 31, 2020.

Past Due

The following tables provide an aging analysis of past due loans by portfolio segment and class of financing receivable.

	Age Analysis of Past-Due Loans as of March 31, 2020						90+ Days
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	Current	Total(1)	Past Due and Accruing
Commercial and industrial
General C&I	$4,903	$794	$28,945	$34,642	$4,659,472	$4,694,114	$13
Energy	—	—	—	—	1,480,497	1,480,497	—
Restaurant	871	8,413	6,634	15,918	1,066,684	1,082,602	24
Healthcare	1,201	52	2,504	3,757	488,340	492,097	—
Total commercial and industrial	6,975	9,259	38,083	54,317	7,694,993	7,749,310	37
Commercial real estate
Industrial, retail, and other	2,486	1,272	1,772	5,530	1,749,350	1,754,880	2
Multifamily	—	—	—	—	692,169	692,169	—
Office	327	—	1,136	1,463	532,248	533,711	—
Total commercial real estate	2,813	1,272	2,908	6,993	2,973,767	2,980,760	2
Consumer
Residential	17,325	4,283	8,826	30,434	2,545,640	2,576,074	1,960
Other	193	26	8	227	85,820	86,047	—
Total consumer	17,518	4,309	8,834	30,661	2,631,460	2,662,121	1,960
Total	$27,306	$14,840	$49,825	$91,971	$13,300,220	$13,392,191	$1,999

(1) $45.3 million of net accrued interest receivable is excluded from the loan balances above as of March 31, 2020.

	Age Analysis of Past-Due Loans as of December 31, 2019						90+ Days
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	Current	Total(1)	Past Due and Accruing
Commercial and industrial
General C&I	$23,143	$1,117	$15,183	$39,443	$4,477,573	$4,517,016	$85
Energy	—	—	8,166	8,166	1,411,791	1,419,957	—
Restaurant	1,219	1,284	8,021	10,524	1,016,897	1,027,421	108
Healthcare	497	41	4,143	4,681	469,583	474,264	—
Total commercial and industrial	24,859	2,442	35,513	62,814	7,375,844	7,438,658	193
Commercial real estate
Industrial, retail, and other	3,354	133	2,255	5,742	1,685,952	1,691,694	—
Multifamily	—	—	—	—	659,902	659,902	—
Office	253	—	1,219	1,472	534,204	535,676	—
Total commercial real estate	3,607	133	3,474	7,214	2,880,058	2,887,272	—
Consumer
Residential	8,967	6,101	7,292	22,360	2,545,935	2,568,295	887
Other	192	37	54	283	89,147	89,430	40
Total consumer	9,159	6,138	7,346	22,643	2,635,082	2,657,725	927
Total	$37,625	$8,713	$46,333	$92,671	$12,890,984	$12,983,655	$1,120

(1) $44.5 million of net accrued interest receivable is excluded from the loan balances above as of December 31, 2019.

Nonaccrual Status

The following table provides information about nonaccruing loans by portfolio segment and class of financing receivable as of and for the three months ended March 31, 2020.

	Nonaccrual Loans - Amortized Cost			90+ Days
(In thousands)	Beginning of the Period(1)	End of the Period	No Allowance Recorded	Past Due and Accruing	Interest Income Recognized
Commercial and industrial
General C&I	$66,589	$62,517	$11,580	$13	$—
Energy	9,568	19,171	1,137	—	8
Restaurant	53,483	52,603	19,220	24	29
Healthcare	4,833	3,011	1,952	—	—
Total commercial and industrial	134,473	137,302	33,889	37	37
Commercial real estate
Industrial, retail, and other	5,935	6,385	4,301	2	43
Multifamily	—	—	—	—	—
Office	1,245	1,159	1,044	—	—
Total commercial real estate	7,180	7,544	5,345	2	43
Consumer
Residential	15,101	14,799	2,491	1,960	30
Other	24	8	—	—	2
Total consumer	15,125	14,807	2,491	1,960	32
Total(2)	$156,778	$159,653	$41,725	$1,999	$112

(1) Amounts are not comparable to prior period public filings due to our adoption of CECL on January 1, 2020. Prior to this date, pools of individual ACI loans were excluded because they continued to earn interest income from the accretable yield at the pool level. With the adoption of CECL, the pools were discontinued, and performance is based on contractual terms for individual loans. Additionally, prior to January 1, 2020, nonaccrual balances were presented using recorded investment. Upon adoption of CECL, approximately $43.0 million of ACI loans were reclassed to nonaccrual loans.

(2) $45.3 million and $44.5 million of net accrued interest receivable is excluded from the total nonaccrual loan balances above as of March 31, 2020 and December 31, 2019, respectively.

Loans Modified into TDRs

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

All TDRs are individually evaluated to measure the amount of any ACL. The TDR classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring.

The following table provides information regarding loans that were modified into TDRs during the periods indicated.

	For the Three Months Ended March 31,
	2020		2019
(Dollars in thousands)	Number of TDRs	Amortized Cost(1)	Number of TDRs	Amortized Cost
Commercial and industrial	7	$65,691	1	$24,369
Total	7	$65,691	1	$24,369

(1) Less than $0.1 million of net accrued interest receivable is excluded from the loan balances above as of March 31, 2020.

The loans that were modified into TDRs during the three months ended March 31, 2020 were primarily general C&I and restaurant loans. The loan that was modified into a TDR during the three months ended March 31, 2019 was a general C&I loan.

The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term. Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 days past due status with respect to principal and/or interest payments.

For the three-month periods ended March 31, 2020 and March 31, 2019, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date. During the three months ended March 31, 2020, approximately $6.8 million in charge-offs were taken related to one general C&I loan that was modified into a TDR during the same period.

Additionally, in March 2020, regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus which allows loan modifications due to the effects of Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to not be identified as a TDR. For the three-month period ended March 31, 2020, the Company had no loan modifications due to the effects of COVID-2019 but expects additional loans to be restructured due to the effects of COVID-19 in the coming periods that will not be identified as TDRs in accordance with this interagency statement.

The following table provides information regarding the types of loan modifications that were modified into TDRs during the periods indicated.

	For the Three Months Ended March 31,
	2020		2019
	Number of Loans Modified by:
	Rate Concession	Modified Terms and/or Other Concessions	Rate Concession	Modified Terms and/or Other Concessions
Commercial and industrial	1	6	—	1
Total	1	6	—	1

Residential Mortgage Loans in Process of Foreclosure

Included in loans are zero and $4.4 million of consumer loans secured by single family residential real estate that are in process of foreclosure at March 31, 2020 and December 31, 2019, respectively. We have ceased foreclosure activities on residential real estate due to the COVID-19 pandemic. Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. In addition to the single family residential real estate loans in process of foreclosure, the Company also held $97 thousand and $151 thousand of foreclosed single-family residential properties in other real estate owned as of March 31, 2020 and December 31, 2019, respectively.

Note 5—Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets at March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Goodwill	$43,061	$485,336
Core deposit intangible, net of accumulated amortization of $65,793 and $60,836, respectively	85,829	90,788
Customer lists, net of accumulated amortization of $22,488 and $21,908, respectively	11,369	11,993
Noncompete agreements, net of accumulated amortization of $172 and $137, respectively	1,184	1,473
Trademarks, net of accumulated amortization of $95 and $75, respectively	1,339	1,359
Total goodwill and intangible assets, net	$142,782	$590,949

 In accordance with US GAAP, the Company performs annual tests to identify potential impairment of goodwill. The tests are required to be performed annually and more frequently if events or circumstances indicate a potential impairment may exist. The Company compares the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Considering the recent economic conditions resulting from the COVID-19 pandemic, the Company conducted an interim goodwill impairment test as of March 31, 2020. The 2020 interim test indicated a goodwill impairment of $443.7 million within the Bank reporting unit resulting in the Company recording an impairment charge of the same amount in the first quarter of 2020. The primary causes of the goodwill impairment in the Bank reporting unit were economic and industry conditions resulting from the COVID-19 pandemic that caused volatility and reductions in the market capitalization of the Company and its peer banks, increased loan provision estimates, increased discount rates and other changes in variables driven by the uncertain macro-environment that resulted in the estimated fair value of the reporting unit being less than the reporting unit’s carrying value. The fair value of the reporting unit was determined using an income approach under the framework established for measuring fair value under ASC 820.

The Company has $43.1 million in goodwill remaining in its separate reporting units of Trust, Retail Brokerage and Investment Service businesses for which the Company's qualitative assessments based upon the asset and fee-based nature of the businesses did not indicate potential impairment as of March 31, 2020. The fair values of the reporting units are based upon management’s estimates and assumptions. Although management has used the estimates and assumptions it believes to be most appropriate in the circumstances, it should be noted that even relatively minor changes in certain assumptions used in management’s calculations could result in significant differences in the results of the impairment tests.

The following table represents changes to the carrying amount of goodwill by segment for the period reported.

(In thousands)	Banking	Financial Services	Corporate	Consolidated
Balance as of December 31, 2019	$442,579	$42,757	$—	$485,336
Additions:
Wealth & Pension acquisition	—	304	—	304
Other	1,116	—	—	1,116
Losses:
Impairment	(443,695)	—	—	(443,695)
Balance as of March 31, 2020	$—	$43,061	$—	$43,061

During the quarter ended March 31, 2020, goodwill assigned to Banking increased by $1.1 million related to the State Bank acquisition. There was an increase of $0.3 million that resulted from the net asset acquisition from Wealth & Pension Services Group, Inc. on July 1, 2019 by the Bank’s subsidiary, Linscomb & Williams, Inc. (see Note 2).

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

The notional amounts and estimated fair values as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020			December 31, 2019
		Fair Value			Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$350,000	$23,497	$—	$350,000	$—	$643
Commercial loan interest rate collars	—	—	—	4,000,000	239,213	—
Total derivatives designated as hedging instruments	350,000	23,497	—	4,350,000	239,213	643
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	1,203,681	24,533	1,956	1,008,805	8,386	899
Commercial loan interest rate caps	171,470	11	11	167,185	18	18
Commercial loan interest rate floors	613,250	15,634	15,634	654,298	8,836	8,836
Commercial loan interest rate collars	73,332	711	711	75,555	257	257
Mortgage loan held-for-sale interest rate lock commitments	21,350	333	—	4,138	22	—
Mortgage loan forward sale commitments	2,705	—	23	4,109	26	—
Mortgage loan held-for-sale floating commitments	7,732	—	—	1,523	—	—
Foreign exchange contracts	73,937	1,614	1,208	74,322	379	558
Total derivatives not designated as hedging instruments	2,167,457	42,836	19,543	1,989,935	17,924	10,568
Total derivatives	$2,517,457	$66,333	$19,543	$6,339,935	$257,137	$11,211

The Company is party to collateral support agreements with certain derivative counterparties. Such agreements require that the Company or the counterparty to maintain collateral based on the fair values of derivative transactions. In the event of default by a counterparty the non-defaulting counterparty would be entitled to the collateral. At March 31, 2020 and December 31, 2019, the Company was required to post $13.2 million and $10.6 million, respectively, in cash or securities as collateral for its derivative transactions, which are included in “interest-bearing deposits with banks” on the Company’s consolidated balance sheets. In addition, the Company had recorded the obligation to return cash collateral provided by a counterparty of $19.1 million as of March 31, 2020 within deposits on the Company’s consolidated balance sheet. The Company’s master agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts of derivatives executed with the same counterparty under the master agreement.

Pre-tax gain (loss) included in the consolidated statements of income related to derivative instruments for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
	2020			2019
(In thousands)	OCI	Reclassified from AOCI to interest income	Noninterest income	OCI	Reclassified from AOCI to interest income	Noninterest income
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$24,035	$(106)	$—	$6,656	$(1,508)	$—
Commercial loan interest rate collars	143,198	8,213	—	41,477	—	—
Derivatives not designated as hedging instruments:
Mortgage loans held for sale interest rate lock commitments	$—	$—	$311	$—	$—	$69
Foreign exchange contracts			865	—	—	1,140

Cash Flow Hedges

Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company uses interest rate swaps, caps, floors and collars to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans (1-Month LIBOR).

In February 2019, the Company entered into a $4.0 billion notional interest rate collar with a five-year term. In March 2020, the collar was terminated and resulted in a $261.2 million realized gain that was recorded in accumulated other comprehensive income. The value received in exchange for the termination assumed an average 1-month LIBOR rate of 0.5785% over the next four years. The gain, currently reflected in other comprehensive income net of deferred income taxes, will amortize over the next four years into interest income.

In March 2016, the Company entered into the following interest rate swap agreements to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans.

Effective Date	Maturity Date	Notional Amount (In Thousands)	Fixed Rate	Variable Rate
March 8, 2016	February 27, 2026	$175,000	1.5995%	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.5890	1 Month LIBOR

Based on our current interest rate forecast, $76.1 million of deferred income on derivatives in OCI at March 31, 2020 is estimated to be reclassified into net interest income during the next twelve months. Future changes to interest rates or the amount of outstanding hedged loans may significantly change actual amounts reclassified to income. There were no reclassifications into income during the three months ended March 31, 2020 and 2019 as a result of any discontinuance of cash flow hedges because the forecasted transaction is no longer probable. The maximum length of time over which the Company is hedging a portion of its exposure to the variability in future cash flows for forecasted transactions is approximately 5.9 years as of March 31, 2020.

Interest Rate Swap, Floor, Cap and Collar Agreements not designated as hedging derivatives

The Company enters into certain interest rate swap, floor, cap and collar agreements on commercial loans that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap, floor, cap or collar with a loan customer while at the same time entering into an offsetting interest rate agreement with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The interest rate swap transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate. The interest rate cap transaction allows the Company’s customer to minimize interest rate risk exposure to rising interest rates. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s consolidated statements of income. The Company is exposed to credit loss in the event of nonperformance by the parties to the interest rate agreements. However, the Company does not anticipate nonperformance by the counterparties. The estimated fair value has been recorded as an asset and a corresponding liability in the accompanying consolidated balance sheets as of March 31, 2020 and December 31, 2019.

Note 7—Deposits

Domestic time deposits $250,000 and over were $607.1 million and $644.1 million at March 31, 2020 and December 31, 2019, respectively. There were no foreign time deposits at either March 31, 2020 or December 31, 2019.

Note 8—Borrowed Funds

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

(In thousands)	March 31, 2020	December 31, 2019
Cadence Bancorporation:
5.375% senior notes, due June 28, 2021	$50,000	$50,000
7.250% subordinated notes, due June 28, 2029, callable in 2024	35,000	35,000
6.500% subordinated notes, due March 2025, callable in 2020	40,000	40,000
4.750% subordinated notes, due June 2029, callable in 2024	85,000	85,000
Total — Cadence Bancorporation	210,000	210,000
Cadence Bank:
6.250% subordinated notes, due June 28, 2029, callable in 2024	25,000	25,000
Debt issue costs and unamortized premium	(2,013)	(2,350)
Total senior and subordinated debt	$232,987	$232,650

The senior transactions were structured with four- and seven-year maturities to provide holding company liquidity and to stagger the Company’s debt maturity profile. The $35 million and $25 million subordinated debt transactions were structured with a fifteen-year maturity, ten-year call options, and fixed-to-floating interest rates. The $85 million subordinated debt transaction was structured with a ten-year maturity, a five-year call option, and a fixed-to-floating interest rate. The $40 million subordinated debt transaction has a five-year call option. These subordinated debt structures were designed to achieve full Tier 2 capital treatment for 10 years.

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

Junior Subordinated Debentures

In conjunction with the Company’s acquisition of Cadence Financial Corporation and Encore Bank, N.A., the junior subordinated debentures were marked to fair value as of their respective acquisition dates. The related mark is being amortized over the remaining term of the junior subordinated debentures. The following is a list of junior subordinated debt:

(In thousands)	March 31, 2020	December 31, 2019
Junior subordinated debentures, 3 month LIBOR plus 2.85%, due 2033	$30,000	$30,000
Junior subordinated debentures, 3 month LIBOR plus 2.95%, due 2033	5,155	5,155
Junior subordinated debentures, 3 month LIBOR plus 1.75%, due 2037	15,464	15,464
Total par value	50,619	50,619
Purchase accounting adjustment, net of amortization	(13,268)	(13,174)
Total junior subordinated debentures	$37,351	$37,445

Advances from FHLB and Borrowings from FRB

Outstanding FHLB advances were $100 million as of March 31, 2020 and December 31, 2019. At March 31, 2020, the outstanding advance was a long-term convertible advance. Advances are collateralized by $1.9 billion of commercial and residential real estate loans pledged under a blanket lien arrangement as of March 31, 2020, which provides $1.3 billion of borrowing availability.

As of March 31, 2020 and December 31, 2019, the FHLB has issued for the benefit of the Bank irrevocable letters of credit totaling $566 million and $391 million, respectively. Included in the FHLB letters of credit is a $60 million irrevocable letter of credit in favor of a municipal customer to secure certain deposits. This letter of credit expires June 2, 2020. The Bank also has a $500 million variable letter of credit to secure a large public fund treasury management deposit. This letter of credit will expire April 16, 2020 upon 45 days’ prior notice of non-renewal; otherwise it automatically extends for a successive one-year term. Approximately $6 million in letters of credit are used to secure municipal deposits which expire on July 20, 2020.

There were no borrowings from the FRB discount window as of March 31, 2020 and December 31, 2019. Any borrowings from the FRB would be collateralized by $805.7 million in commercial loans pledged under a borrower-in-custody arrangement.

Notes Payable

On July 1, 2019, the Company’s wholly owned subsidiary, Linscomb & Williams, Inc., acquired certain assets and assumed certain liabilities of Wealth and Pension Services Group, Inc. (“W&P”). At March 31, 2020, a note payable of $2.1 million was outstanding in connection with this acquisition (see Note 2).

On March 29, 2019, the Company entered into a credit agreement for a revolving loan facility in the amount of $100 million with a maturity date of March 29, 2020. On March 29, 2020, the Company renewed the credit agreement with a maturity date of March 29, 2021. There were no amounts outstanding under this line of credit at March 31, 2020. Any proceeds of the revolving loan will be used to finance general corporate purposes. Although the credit facility is unsecured, we agreed not to sell, pledge, or transfer any part of our right, title, or interest in our subsidiary bank while the agreement is in place. Due to the effect on net income of the non-cash goodwill impairment charge recognized in the first quarter 2020, we failed to meet certain covenants under this credit agreement, which have been waived through June 30, 2020.

Note 9—Other Noninterest Income and Other Noninterest Expense

The detail of other noninterest income and other noninterest expense captions presented in the consolidated statements of operations is as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Other noninterest income
Insurance revenue	$249	$198
Mortgage banking income	1,111	579
Income from bank owned life insurance policies	1,328	1,152
Other	(577)	1,585
Total other noninterest income	$2,111	$3,514

	Three Months Ended March 31,
(In thousands)	2020	2019
Other noninterest expenses
Data processing expense	$3,352	$2,594
Software amortization	3,547	3,335
Consulting and professional fees	2,707	2,229
Loan related expenses	760	910
FDIC insurance	2,436	1,752
Communications	1,156	998
Advertising and public relations	1,464	781
Legal expenses	411	158
Other	11,636	8,181
Total other noninterest expenses	$27,469	$20,938

Note 10—Income Taxes

Income tax (benefit) expense for the three months ended March 31, 2020 was ($33.2) million compared to $17.1 million for the same period in 2019. The effective tax rate was 7.7% for the three months ended March 31, 2020 compared to 22.7% for the same period in 2019. The effective tax rate for the three months ended March 31, 2020 was driven by the non-tax-deductible portion of the goodwill impairment charge (Note 5).

The effective tax rate is primarily affected by the amount of pre-tax income, and to a lesser extent, tax-exempt interest income, and the increase in cash surrender value of bank-owned life insurance. The effective tax rate is also affected by discrete items that may occur in any given period but are not consistent from period-to-period, which may impact the comparability of the effective tax rate between periods.

At March 31, 2020, we had a net deferred tax asset of $40.3 million, compared to a net deferred tax liability of
$25.0 million at December 31, 2019. The increase in the net deferred asset was primarily due to the tax effect of the CECL transition (Notes 1 and 4), reduction of deferred tax liabilities related to tax deductible goodwill, and the termination of the interest rate collar (Note 6).

Note 11—Earnings Per Common Share

The following table displays a reconciliation of the information used in calculating basic and diluted net (loss) income per common share for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(In thousands, except share and per share data)	2020	2019
Net (loss) income per consolidated statements of operations	$(399,311)	$58,201
Net income allocated to participating securities	—	(173)
Net (loss) income allocated to common stock	$(399,311)	$58,028

Weighted average common shares outstanding (Basic)	126,630,446	130,485,521
Weighted average dilutive restricted stock units and warrants	—	63,798
Weighted average common shares outstanding (Diluted)	126,630,446	130,549,319

(Loss) earnings per common share (Basic)	$(3.15)	$0.44
(Loss) earnings per common share (Diluted)	$(3.15)	$0.44

The effect from the assumed exercise of 2,512,524 and 1,848,496 stock options and restricted stock units for the three months ended March 31, 2020 and 2019, respectively, were not included in the above computations of diluted earnings per share because such amounts would have had an antidilutive effect on earnings per common share.

Note 12—Regulatory Matters

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

On March 27, 2020, the federal banking agencies issued an interim final rule to delay the estimated impact on regulatory capital stemming from the adoption of CECL. The agencies granted this relief to allow institutions to focus on lending to customers in light of recent strains on the U.S economy due to COVID-19, while also maintaining the quality of regulatory capital. Under the interim final rule, 100% of the CECL Day 1 impact and 25% of subsequent provisions for credit losses (“Day 2” impacts) will be deferred over a two-year year period ending January 1, 2022, at which time it this deferred amount will be phased in on a pro rata basis over a three-year period ending January 2025.

The actual capital amounts and ratios for the Company and the Bank as of March 31, 2020 and December 31, 2019 are presented in the following tables and as shown, are above the thresholds necessary to be considered “well-capitalized.” Management believes that no events or changes have occurred after March 31, 2020 that would change this designation.

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
March 31, 2020
Tier 1 leverage	$1,777,399	10.1%	$1,875,239	10.6%
Common equity tier 1 capital	1,777,399	11.4	1,825,239	11.8
Tier 1 risk-based capital	1,777,399	11.4	1,875,239	12.1
Total risk-based capital	2,143,332	13.8	2,050,683	13.2
Minimum requirement:
Tier 1 leverage	704,395	4.0	704,633	4.0
Common equity tier 1 capital	698,790	4.5	698,584	4.5
Tier 1 risk-based capital	931,720	6.0	931,445	6.0
Total risk-based capital	1,242,293	8.0	1,241,927	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	880,791	5.0
Common equity tier 1 capital	N/A	N/A	1,009,066	6.5
Tier 1 risk-based capital	931,720	6.0	1,241,927	8.0
Total risk-based capital	1,552,866	10.0	1,552,409	10.0

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
December 31, 2019
Tier 1 leverage	$1,784,664	10.3%	$1,953,008	11.1%
Common equity tier 1 capital	1,784,664	11.5	1,903,008	12.3
Tier 1 risk-based capital	1,784,664	11.5	1,953,008	12.6
Total risk-based capital	2,120,571	13.7	2,099,146	13.6
Minimum requirement:
Tier 1 leverage	690,213	4.0	689,881	4.0
Common equity tier 1 capital	697,089	4.5	696,755	4.5
Tier 1 risk-based capital	929,453	6.0	929,007	6.0
Total risk-based capital	1,239,270	8.0	1,238,676	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	862,351	5.0
Common equity tier 1 capital	N/A	N/A	1,006,425	6.5
Tier 1 risk-based capital	929,453	6.0	1,238,676	8.0
Total risk-based capital	1,549,088	10.0	1,548,345	10.0

Under regulations controlling national banks, the payment of any dividends by a bank without prior approval of the OCC is limited to the current year’s net profits (as defined by the OCC) and retained net profits of the two preceding years. Due to the effect of the recognition of the non-cash goodwill impairment charge in the first quarter of 2020 to the Banks retained profits, the Bank is currently required to seek prior approval of the OCC to pay a dividend. The Federal Reserve, as primary regulator for bank holding companies, has also stated that all common stock dividends should be paid out of current income. While the holding company had $137.3 million in cash on hand as of March 31, 2020, the holding company does not generate income on a stand-alone basis, and, over time, may not have the capability to pay common stock dividends without first receiving dividends from the Bank.

The Bank is required to maintain average reserve balances in the form of cash or deposits with the Federal Reserve Bank. The reserve balance varies depending upon the types and amounts of deposits. At March 31, 2020 the required reserve balance with the Federal Reserve Bank was zero. The Federal Reserve Board has reduced reserve requirement ratios to zero percent that was effective March 26, 2020, the beginning of the next reserve maintenance period. This action eliminated the reserve requirements for many depository institutions and was designed to help support lending. At December 31, 2019, the required reserve balance with the Federal Reserve Bank was approximately $246.0 million.

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

(In thousands)	March 31, 2020	December 31, 2019
Commitments to extend credit	$3,985,508	$4,667,360
Commitments to grant loans	44,712	292,199
Standby letters of credit	216,267	213,548
Performance letters of credit	23,565	27,985
Commercial letters of credit	20,126	15,587

Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. In addition, the Company has entered certain contingent commitments to grant loans. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the three months ended March 31, 2020 and 2019.

The Company makes investments in limited partnerships, including certain low-income housing partnerships for which tax credits are received. As of March 31, 2020 and December 31, 2019, unfunded capital commitments totaled $39.7 million and $44.9 million, respectively (see Note 15).

The Company and the Bank are defendants in various pending and threatened legal actions arising in the normal course of business. In the opinion of management, based upon the advice of legal counsel, the ultimate disposition of all pending and threatened legal action will not have a material effect on the Company’s consolidated financial statements. On September 16, 2019, a Company shareholder filed a putative class action complaint against Cadence Bancorporation and certain senior officers. Following consolidation of a related matter and appointment of lead plaintiffs, the lead plaintiffs filed an amended complaint on January 31, 2020, which asserted claims under Sections 10(b) and 20 of the Securities Exchange Act on behalf of a putative class of persons and entities that purchased or otherwise acquired the Company’s securities between July 23, 2018 and January 23, 2020, inclusive. The amended complaint alleges that the Company and the individual defendants made materially misleading statements about the credit quality of the Company’s loan portfolio, did not timely charge off bad debt or record sufficient loss provisions to reserve against the risk of loss, and maintained an inadequate allowance for credit losses. The consolidated case is captioned Frank Miller et al. v. Cadence Bancorporation et al., Case No. H-19-3492-LNH, in the United States District Court for the Southern District of Texas. The Company and the individual defendants have filed a motion to dismiss and intend to mount a vigorous defense. The case is in its preliminary stages, discovery has not yet commenced, and it is not possible at this time to estimate the likelihood or amount of any potential damages exposure.

Note 14—Disclosure About Fair Values of Financial Instruments

See Note 20 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2019 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at March 31, 2020 and December 31, 2019:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2020
Assets
Investment securities available-for-sale	$2,461,644	$—	$2,461,644	$—
Equity securities with readily determinable fair values not held for trading	1,529	1,529	—	—
Derivative assets	66,333	—	66,333	—
Other assets	27,798	—	—	27,798
Total recurring basis measured assets	$2,557,304	$1,529	$2,527,977	$27,798
Liabilities
Derivative liabilities	$19,543	$—	$19,543	$—
Total recurring basis measured liabilities	$19,543	$—	$19,543	$—

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Assets
Investment securities available-for-sale	$2,368,592	$—	$2,368,592	$—
Equity securities with readily determinable fair values not held for trading	1,862	1,862	—	—
Derivative assets	257,137	—	257,137	—
Other assets	26,882	—	—	26,882
Total recurring basis measured assets	$2,654,473	$1,862	$2,625,729	$26,882
Liabilities
Derivative liabilities	$11,211	$—	$11,211	$—
Total recurring basis measured liabilities	$11,211	$—	$11,211	$—

Changes in Level 3 Fair Value Measurements

The tables below include a roll-forward of the consolidated balance sheet amounts for the three months ended March 31, 2020 and 2019 for changes in the fair value of financial instruments within Level 3 of the valuation hierarchy that are recorded on a recurring basis. Level 3 financial instruments typically include unobservable components but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table (which are reported in other noninterest income in the consolidated income statements) may include changes to fair value due in part to observable factors that may be part of the valuation methodology.

Level 3 Assets Measured at Fair Value on a Recurring Basis

	For the Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019
(In thousands)	Net Profits Interests		Investments in Limited Partnerships		SBA Servicing Rights
Beginning Balance	$4,330	$5,779	$18,742	$11,191	$3,811	$—
Acquired	—	—	—	—	—	6,213
Originations	—	—	—	—	299	320
Sales proceeds	—	—	—	—	—	—
Net gains (losses) included in earnings	(259)	(174)	(316)	746	(168)	(2,730)
Reclassifications	—	—	525	(800)	—	—
Contributions paid	—	—	1,283	608	—	—
Distributions received	—	(288)	(449)	(144)	—	—
Ending Balance	$4,071	$5,317	$19,785	$11,601	$3,942	$3,803
Net unrealized (losses) gains included in earnings relating to assets held at the end of the period	$(259)	$(174)	$(316)	$746	$(168)	$(2,730)
Net unrealized gains (losses) recognized in other comprehensive income relating to assets held at the end of the period	$—	$—	$—	$—	$—	$—

Assets Recorded at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheets at March 31, 2020 and December 31, 2019, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2020
Loans held for sale	$38,221	$—	$38,221	$—
Individually evaluated loans, net of allocated allowance for credit losses (1)	128,519	—	—	128,519
Other real estate and repossessed assets	11,608	—	—	11,608
Total assets measured on a nonrecurring basis	$178,348	$—	$38,221	$140,127

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Loans held for sale	$87,649	$—	$87,649	$—
Individually evaluated loans, net of allocated allowance for credit losses (1)	101,561	—	—	101,561
Other real estate	1,628	—	—	1,628
Total assets measured on a nonrecurring basis	$190,838	$—	$87,649	$103,189
(1) Prior to the adoption of CECL on January 1, 2020, these loans were known as Impaired loans, net of specific allowance.

Significant unobservable inputs used in Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis are summarized below:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average (2)
March 31, 2020
Individually evaluated loans, net of allowance for credit losses (3)	$128,519	Appraised value, as adjusted	Discount to fair value	0% - 50%	38%
		Discounted cash flow	Discount rate	3.75%-5.8%	4.7%
		Enterprise value	Comparables and average multiplier	5.0-6.6 X	5.33 X
		Enterprise value	Discount rates and comparables	6.4%-16.0%	12%
		Net recoverable oil and gas reserves and forward-looking commodity prices	Capitalization rate and discount rate	18%	18%
Other real estate	1,008	Appraised value, as adjusted	Discount to fair value	0% - 20%	10%
			Estimated closing costs	10%	10%

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
December 31, 2019
Individually evaluated loans, net of allowance for credit losses (3)	$101,561	Appraised value, as adjusted	Discount to fair value	0% - 50%
		Appraised value, as adjusted	Minimum guaranteed proceeds per Settlement Agreement	0%(1)
		Discounted cash flow	Discount rate 5.8%	0%(1)
		Enterprise value	Exit and earnings multiples, discounted cash flows, and market comparables	0% - 46%(1)
Other real estate	1,628	Appraised value, as adjusted	Discount to fair value	0% - 20%
			Estimated closing costs	10%
(1) Represents difference of remaining balance to fair value.
(2) Weighted averages were calculated using the input attribute and the outstanding balance of the loan.
(3) Prior to the adoption of CECL on January 1, 2020, these loans were known as Impaired loans, net of specific allowance.

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2020
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$212,658	$212,658	$212,658	$—	$—
Interest-bearing deposits in other banks	391,362	391,362	391,362	—	—
Federal funds sold	5,331	5,331	5,331	—	—
Investment securities available-for-sale	2,461,644	2,461,644	—	2,461,644	—
Equity securities with readily determinable fair values not held for trading	1,529	1,529	1,529	—	—
Loans held for sale	38,221	38,221	—	38,221	—
Net loans	13,146,945	13,030,957	—	—	13,030,957
Derivative assets	66,333	66,333	—	66,333	—
Other assets	83,225	83,225	—	—	83,225
Financial Liabilities:
Deposits	14,489,505	14,499,103	—	14,499,103	—
Advances from FHLB	100,000	100,000	—	100,000	—
Senior debt	49,955	51,313	—	51,313	—
Subordinated debt	183,032	187,781	—	187,781	—
Junior subordinated debentures	37,351	45,728	—	45,728	—
Notes payable	2,102	2,102	—	2,102	—
Derivative liabilities	19,543	19,543	—	19,543	—

	December 31, 2019
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$252,447	$252,447	$252,447	$—	$—
Interest-bearing deposits in other banks	725,343	725,343	725,343	—	—
Federal funds sold	10,974	10,974	10,974	—	—
Investment securities available-for-sale	2,368,592	2,368,592	—	2,368,592	—
Equity securities with readily determinable fair values not held for trading	1,862	1,862	1,862	—	—
Loans held for sale	87,649	87,649	—	87,649	—
Net loans	12,864,012	12,755,360	—	—	12,755,360
Derivative assets	257,137	257,137	—	257,137	—
Other assets	72,719	72,719	—	—	72,719
Financial Liabilities:
Deposits	14,742,794	14,753,192	—	14,753,192	—
Advances from FHLB	100,000	100,000	—	100,000	—
Senior debt	49,938	51,202	—	51,202	—
Subordinated debt	182,712	189,386	—	189,386	—
Junior subordinated debentures	37,445	48,012	—	48,012	—
Notes payable	2,078	2,078	—	2,078	—
Derivative liabilities	11,211	11,211	—	11,211	—

Note 15—Variable Interest Entities and Other Investments

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

The Bank has invested in several affordable housing projects as a limited partner. The partnerships have qualified to receive annual affordable housing federal tax credits that are recognized as a reduction of current tax expense. The Company has determined that these structures meet the definition of VIE’s under ASC 810 but that consolidation is not required, as the Bank is not the primary beneficiary. At March 31, 2020 and December 31, 2019, the Bank’s maximum exposure to loss associated with these limited partnerships was limited to the Bank’s investment. The Company accounts for these investments and the related tax credits using either the effective yield method or the proportional amortization method, depending upon the date of the investment. Under the effective yield method, the Bank recognizes the tax credits as they are allocated and amortizes the initial costs of the investments to provide a constant effective yield over the period that the tax credits are allocated. Under the proportional amortization method, the Bank amortizes the cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. At March 31, 2020 and December 31, 2019, the Company had recorded investments in other assets on its consolidated balance sheets of approximately $27.6 million and $28.2 million, respectively related to these investments.

Additionally, the Company invests in other certain limited partnerships accounted for under the fair value practical expedient of net asset value totaling $19.8 million and $18.7 million as of March 31, 2020 and December 31, 2019, respectively. The company recognized $0.3 million in losses for the three months ended March 31, 2020 compared to $0.7 million in gains for the same period in 2019 related to these assets recorded at fair value through net income. Certain other limited partnerships without readily determinable fair values that do not qualify for the practical expedient are accounted for at their cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments totaled $12.5 million and $8.7 million as of March 31, 2020 and December 31, 2019, respectively. Other limited partnerships are accounted for under the equity method totaling $9.0 million at March 31, 2020 and December 31, 2019, respectively.

The following table presents a summary of the Company’s investments in limited partnerships as of March 31, 2020 and December 31, 2019:
(In thousands)	March 31, 2020	December 31, 2019
Affordable housing projects (amortized cost)	$27,635	$28,205
Limited partnerships accounted for under the fair value practical expedient of NAV	19,785	18,742
Limited partnerships without readily determinable fair values that do not qualify for the practical expedient of NAV accounted for under the cost method	12,498	8,681
Limited partnerships required to be accounted for under the equity method	8,951	8,951
Total investments in limited partnerships	$68,869	$64,579

Equity investments with readily determinable fair values not held for trading are recorded at fair value with changes in fair value reported in net income. Cadence elected a measurement alternative to fair value for certain equity investments without a readily determinable fair value. As of March 31, 2020, and December 31, 2019, there were no downward and upward adjustments for impairments or price changes from observable transactions. The carrying amount of equity investments measured under the measurement alternative are as follows:

	For the Three Months Ended March 31,
(In thousands)	2020	2019
Carrying value, Beginning of Year	$8,681	$8,714
Reclassifications	(525)	800
Distributions	(215)	(42)
Contributions	300	736
Acquired in Settlement of Loans	4,257	—
Carrying value, End of Period	$12,498	$10,208

Cadence’s investments in certain markable equity securities are carried at fair value and are reported in other assets in the consolidated balance sheets. Total marketable equity securities were $1.5 million and $1.9 million at March 31, 2020 and December 31, 2019, respectively.

During 2016, the Bank received net profits interests in oil and gas reserves, in connection with the reorganization under bankruptcy of two loan customers (one of these was sold during 2018). The Company has determined that these contracts meet the definition of VIE’s under Topic ASC 810, but that consolidation is not required as the Bank is not the primary beneficiary. The net profits interest is a financial instrument and recorded at estimated fair value, which was $4.1 million and $4.3 million at March 31, 2020 and December 31, 2019, respectively, representing the maximum exposure to loss as of that date.

The Company has established a rabbi trust related to the deferred compensation plan offered to certain of its employees. The Company contributes employee cash compensation deferrals to the trust. The assets of the trust are available to creditors of the Company only in the event the Company becomes insolvent. This trust is considered a VIE because either there is no equity at risk in the trust or because the Company provided the equity interest to its employees in exchange for services rendered. The Company is considered the primary beneficiary of the rabbi trust as it has the ability to select the underlying investments made by the trust, the activities that most significantly impact the economic performance of the rabbi trust. The Company includes the assets of the rabbi trust as a component of other assets and a corresponding liability for the associated benefit obligation in other liabilities in its consolidated balance sheets. At March 31, 2020 and December 31, 2019, the amount of rabbi trust assets and benefit obligation was $3.3 million and $3.7 million, respectively.

Note 16—Segment Reporting

The Company determines reportable segments based on the services offered, the significance of the services offered, the significance of those services to the Company’s financial condition and operating results and management’s regular review of the operating results of those services. The Company operates through three operating segments: Banking, Financial Services and Corporate. Additional information about the Company’s reportable segments is included in Cadence’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Company evaluates performance and allocates resources based on profit or loss from operations. There are no material inter-segment sales or transfers. The Company recognized a $443.7 non-cash goodwill impairment charge as March 31, 2020 representing all of the goodwill allocated to the Banking segment (Note 5). The accounting policies used by each reportable segment are the same as those discussed in Note 1 of the Annual Report on Form 10-K for the year ended December 31, 2019. All costs, except corporate administration and income taxes, have been allocated to the reportable segments. Therefore, combined amounts agree to the consolidated totals.

The following tables present the operating results of the segments as of and for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$157,557	$(352)	$(3,737)	$153,468
Provision for credit losses	83,429	—	—	83,429
Noninterest income	25,343	10,208	(482)	35,069
Noninterest expense	528,066	8,710	877	537,653
Income tax (benefit) expense	(30,922)	95	(2,407)	(33,234)
Net (loss) income	$(397,673)	$1,051	$(2,689)	$(399,311)
Total assets	$17,142,981	$90,600	$4,337	$17,237,918

	Three Months Ended March 31, 2019
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$174,396	$(630)	$(4,477)	$169,289
Provision for credit losses	11,210	—	—	11,210
Noninterest income	20,087	10,285	292	30,664
Noninterest expense	97,324	7,652	8,464	113,440
Income tax expense (benefit)	19,862	373	(3,133)	17,102
Net income (loss)	$66,087	$1,630	$(9,516)	$58,201
Total assets	$17,347,134	$100,175	$5,602	$17,452,911

Note 17—Equity-based Compensation

The Company administers a long-term incentive compensation plan that permits the granting of incentive awards in the form of stock options, restricted stock, restricted stock units, performance units, stock appreciation rights, or other stock-based awards. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board of Directors.

The Amended and Restated 2015 Omnibus Incentive Plan (the “Plan”) permits the Company to grant to employees and directors various forms of incentive compensation. The principal purposes of this plan are to focus directors, officers, and other employees and consultants on business performance that creates shareholder value, to encourage innovative approaches to the business of the Company, and to encourage ownership of the Company’s stock. The Plan authorizes 7.5 million common share equivalents available for grant, where grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. The number of remaining share equivalents available for future issuance under the Plan was 4.2 million at March 31, 2020.

Restricted Stock Units

During the three months ended March 31, 2020 and 2019, the Company granted zero and 645,346 shares, respectively, of stock-based awards in the form of restricted stock units pursuant to and subject to the provisions of the Plan. The following table summarizes the activity related to restricted stock unit awards:

	For the Three Months Ended March 31,
	2020		2019
	Number of Shares	Weighted Average Fair Value per Unit at Award Date	Number of Shares	Weighted Average Fair Value per Unit at Award Date
Non-vested at beginning of period	1,229,863	$19.97	273,354	$26.49
Granted during the period	—	—	645,346	17.87
Vested during the period	(160,668)	20.55	(44,501)	26.50
Forfeited during the period	(56,429)	20.20	(29,845)	19.76
Non-vested at end of period	1,012,766	$19.86	844,354	$20.14

The restricted stock units granted include both time and performance-based components. Of the time-based restricted stock units granted and remaining at March 31, 2020:

•	41,843 units will vest in annual installments ending in the first quarter of 2021;
•	2,116 units will vest in annual installments ending in the third quarter of 2021;
•	277,302 units will vest in quarterly installments ending in the first quarter of 2022;
•	29,181 units will cliff-vest in the first quarter of 2022;
•	48,562 units will vest in annual installments ending in the first quarter of 2022;
•	177,236 units will vest in annual installments ending in the first quarter of 2023;
•	1,000 units will vest in quarterly installments ending in the second quarter of 2020;
•	6,998 units will vest in annual installments ending in the second quarter of 2023; and
•	9,901 units will vest in annual installments ending in the third quarter of 2023.

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

The Company recorded $1.1 million of equity-based compensation expense for the outstanding restricted stock units for the three months ended March 31, 2020, compared to $0.9 million for the three months ended March 31, 2019. The remaining expense related to unvested restricted stock units is $15.4 million as of March 31, 2020 and will be recognized over service periods ranging from 12 months to 42 months.

Stock Options

During the three months ended March 31, 2020 and 2019, the Company granted zero and 1,602,848 stock options, respectively, to certain executive officers. The options were granted at an exercise price equal to a 15% premium to the fair value of the common stock at the date of grant with a weighted-average exercise price of $20.43. The options vest over a three-year period and expire at the end of seven years. During the three months ended March 31, 2020, 534,283 stock options vested. The Company recorded $309 thousand of equity-based compensation expense for the outstanding stock options for the three months ended March 31, 2020, compared to $252 thousand for the three months ended March 31, 2019. The remaining expense related to non-vested stock option grants is $2.2 million at March 31, 2020 and will be recognized over the next 22 months.

The Company used the Black-Scholes option pricing model to estimate the fair value of the stock options. See Note 23 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2019 for a description of the assumptions used for stock option awards issued during 2019.

Employee Stock Purchase Plan

On June 1, 2018, the Company commenced the 2018 Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase the Company’s Class A common stock at a discount of 15% of the fair market value of a share of Class A common stock, defined as the closing price of Class A common stock on the NYSE for the first and last days of the purchase period (as defined in the ESPP). The total amount of the Company’s Class A common stock on which options may be granted under the ESPP shall not exceed 500,000 shares. Shares of Class A common stock subject to any unexercised portion of a terminated, canceled or expired option granted under the ESPP may again be used for options under the ESPP. No participating employee shall have any rights as a shareholder until the issuance of a stock certificate to the employee. There were 67,844 shares and 25,519 shares of Class A common stock purchased in the open market by the ESPP during the three months ended March 31, 2020 and 2019, respectively, which resulted in compensation expense of $14 thousand and $92 thousand for the three months ended March 31, 2020 and 2019, respectively.

Note 18—Accumulated Other Comprehensive Income (Loss)

Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020
(In thousands)	Unrealized gains on securities available for sale	Unrealized gains on derivative instruments designated as cash flow hedges	Unrealized gains on defined benefit pension plans	Accumulated other comprehensive income
Balance at December 31, 2019	$19,605	$95,097	$—	$114,702
Net change	45,842	120,129	—	165,971
Balance at March 31, 2020	$65,447	$215,226	$—	$280,673

	Three Months Ended March 31, 2019
	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Unrealized gains (losses) on defined benefit pension plans	Accumulated other comprehensive income (loss)
Balance at December 31, 2018	$(24,279)	$(18,305)	$(328)	$(42,912)
Net change	22,602	38,171	—	60,773
Balance at March 31, 2019	$(1,677)	$19,866	$(328)	$17,861

Note 19—Subsequent Events

On April 28, 2020, the Board of Directors of Cadence Bancorporation approved a quarterly cash dividend in the amount of $0.05 per share of outstanding common stock, representing an annualized dividend of $0.20 per share. The dividend will be paid on May 15, 2020 to holders of record of Cadence’s Class A common stock on May 8, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis presents our results of operations and financial condition on a consolidated basis for the three months ended March 31, 2020. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of March 31, 2020 compared to December 31, 2019 for the balance sheets and the three months ended March 31, 2020 compared to March 31, 2019 for the statements of operations.

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

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve Board;
•	requirements to remediate adverse examination findings;
•	changes in the scope and cost of FDIC deposit insurance premiums;
•	implementation of regulatory initiatives regarding bank capital requirements that may require heightened capital;
•	the obligations associated with being a public company;
•	changes in accounting principles, policies, practices, or guidelines;
•	our success at managing the risks involved in the foregoing items;
•	our modeling estimates related to an increased interest rate environment;
•	natural disasters, war, or terrorist activities; a pandemic, or the outbreak of COVID-19 or similar outbreak;
•

adverse effects due to COVID-19 on us and our customers, counterparties, employees, and third-party service providers, and the adverse impacts to our business, financial position, results of operations, and prospects; or

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

Overview

Cadence Bancorporation is a financial holding company and a Delaware corporation headquartered in Houston, Texas, and is the parent company of Cadence Bank, N.A. With $17.2 billion in assets, $13.4 billion in total loans (net of unearned discounts and fees), $14.5 billion in deposits and $2.1 billion in shareholders’ equity as of March 31, 2020, we currently operate a network of 98 locations across Texas, Georgia, Alabama, Florida, Mississippi, and Tennessee. We focus on middle-market commercial lending, complemented by retail banking and wealth management services, and provide a broad range of banking services to businesses, high net worth individuals and business owners.

During the first quarter of 2020, the global economy began experiencing a downturn related to the impacts of the COVID-19 global pandemic (“COVID-19”). Such impacts have included significant volatility in the global stock markets, a 150-basis-point reduction in the target federal funds rate, the enactment of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, including the Paycheck Protection Program (“PPP”) administered by the Small Business Administration, and a variety of rulings from the Company’s banking regulators.

We continue to actively monitor developments related to COVID-19 and its impact to our business, customers, employees, counterparties, vendors, and service providers. During the first quarter of 2020, the most notable financial impacts to the our results of operations included a non-cash goodwill impairment charge and higher provision expense for credit losses primarily as a result of deterioration in macroeconomic variables such as unemployment and GDP, which are incorporated into our economic forecasts utilized to calculate our allowance for credit losses.

In response to the COVID-19 pandemic, we have taken several actions to offer various forms of support to our customers, employees, and communities that have experienced impacts from this development. We are actively working with customers impacted by the economic downturn, offering payment deferrals and other loan modifications. As of May 1, 2020, we had processed 1,479 COVID-19 related deferrals representing approximately $1.5 billion in balances. Deferrals have been centered in C&I totaling approximately $915 million, primarily in General C&I, Restaurant and Healthcare. CRE modifications have totaled approximately $360 million, with the highest level of deferrals in Hospitality, Retail and Senior Living. Consumer modifications have totaled approximately $243 million. There were no modifications processed before March 31, 2020. We continue to have active dialogue with customers on deferrals, and we anticipate an increase in these requests throughout the second quarter of 2020. Additionally, through May 5, 2020, we have secured $1.1 billion under 3,802 loans for our customers under the PPP.

Considering the volatility in the capital markets and economic disruptions, we continue to carefully monitor our capital and liquidity position. In March 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations with an alternative option to delay for two years an estimate of CECL's effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. We elected this alternative option instead of the one described in the December 2018 rule previously issued by banking agencies. The Company continues to anticipate that it will have adequate capital levels to meet all applicable regulatory capital requirements.

We operate Cadence Bancorporation through three operating segments: Banking, Financial Services and Corporate. Our Banking Segment, which represented approximately 95% of our total revenues for the three months ended March 31, 2020, consists of our Commercial Banking, Retail Banking and Private Banking lines of business. Considering the recent economic conditions resulting from the COVID-19 pandemic, we conducted an interim goodwill impairment test as of March 31, 2020. The 2020 interim test indicated a goodwill impairment of $443.7 million within the Bank reporting unit resulting in the Company recording an impairment charge of the same amount in the Banking segment for the first quarter of 2020. The primary causes of the goodwill impairment in the Bank reporting unit were economic and industry conditions resulting from COVID-19 that caused volatility and reductions in our market capitalization and our peer banks, increased loan provision estimates, increased discount rates and other changes in variables driven by the uncertain macro-environment that resulted in the estimated fair value of the reporting unit being less than the reporting unit’s carrying value.

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

Selected Financial Data

The following table summarizes certain selected consolidated financial data for the periods presented. The historical consolidated financial information presented below contains financial measures that are not presented in accordance with U.S. GAAP and which have not been audited. See “Table 27 – Non-GAAP Financial Measures.”

Table 1 – Selected Financial Data

	As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
(In thousands, except share and per share data)	2020	2019	2019
Statement of Income Data:
Net (loss) income	$(399,311)	$58,201	$201,958
Net interest income	153,468	169,289	651,173
Noninterest income	35,069	30,664	130,925
Noninterest expense (3)	537,653	113,440	408,770
Provision for credit losses	83,429	11,210	111,027
Efficiency ratio (1)	285.17%	56.73%	52.27%
Adjusted efficiency ratio (1)	49.88%	45.73%	48.64%
Per Share Data:
(Loss) Earnings
Basic	$(3.15)	$0.44	$1.56
Diluted	(3.15)	0.44	1.56
Book value per common share	16.79	17.88	19.29
Tangible book value (1)	15.65	13.23	14.65
Weighted average common shares outstanding
Basic	126,630,446	130,485,521	128,913,962
Diluted	126,630,446	130,549,319	129,017,599
Cash dividends declared	$0.175	$0.175	$0.700
Dividend payout ratio	(5.56)%	39.77%	44.87%
Performance Ratios:
Return on average common equity (2)	(65.64)%	10.53%	8.51%
Return on average tangible common equity (1)(2)	3.86	15.54	12.40
Return on average assets (2)	(9.08)	1.34	1.14
Net interest margin (2)	3.80	4.21	4.00
Period-End Balance Sheet Data:
Investment securities, available-for-sale	$2,461,644	$1,754,839	$2,368,592
Total loans, net of unearned income	13,392,191	13,624,954	12,983,655
Allowance for credit losses ("ACL")	245,246	105,038	119,643
Total assets	17,237,918	17,452,911	17,800,229
Total deposits	14,489,505	14,199,223	14,742,794
Total shareholders’ equity	2,113,543	2,302,823	2,460,846
Asset Quality Ratios:
Total nonperforming assets ("NPAs") to total loans and OREO and other NPAs	1.31%	0.63%	0.97%
Total ACL to total loans	1.83	0.77	0.92
ACL to total nonperforming loans ("NPLs")	153.61	135.21	100.07
Net charge-offs to average loans (2)	0.99	0.02	0.63
Capital Ratios:
Total shareholders’ equity to assets	12.3%	13.2%	13.8%
Tangible common equity to tangible assets (1)	11.5	10.1	10.9
Common equity tier 1 (CET1)	11.4	10.4	11.5
Tier 1 leverage capital	10.1	10.0	10.3
Tier 1 risk-based capital	11.4	10.4	11.5
Total risk-based capital	13.8	11.9	13.7

(1)	Considered a non-GAAP financial measure. See “Table 27 – Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(2)	Annualized.
(3)	The quarter ended March 31, 2020 includes the non-cash goodwill impairment charge of $443.7 million in noninterest income, $412.9 million after-tax.

Summary of Results of Operations – Three months ended March 31, 2020

Net (loss) income for the three months ended March 31, 2020 totaled ($399.3) million compared to $58.2 million for the same period in 2019. The first quarter net decrease resulted from a non-cash goodwill impairment charge of $412.9 million, net of tax, or ($3.26) per share. The resulting (loss) earnings per diluted common share for the three months ended March 31, 2020 were ($3.15) compared to $0.44 for the same period in 2019.

The first quarter periods of 2020 and 2019 included non-routine revenues and expenses, primarily consisting of the non-cash goodwill impairment charge, merger related expenses, and expenses related to COVID-19. Excluding these non-routine revenues and expenses adjusted net income(1) was $12.5 million, or $0.10 per share for the three months ended March 31, 2020, and $75.3 million, or $0.58 per share for the comparable period of 2019.

Annualized returns on average assets, common equity and tangible common equity(1) for the three months ended March 31, 2020 were (9.08%), (65.64%), and 3.86%(1), respectively, compared to 1.34%, 10.53%, and 15.54%(1), respectively, for the same period of 2019. Adjusted returns(1) on average assets, common equity, and tangible common equity for the three months ended March 31, 2020 were 0.28%, 2.05%, and 3.62%, respectively, and exclude the impact of the non-routine items noted above.

Net interest income was $153.5 million for the three months ended March 31, 2020, a $15.8 million or 9.3% decrease compared to the same period of 2019. Our net interest spread decreased to 3.38% for the three months ended March 31, 2020 compared to 3.70% for the same period in 2019. Our fully tax-equivalent net interest margin (“NIM”) for the first quarter of 2020 was 3.80% as compared to 4.21% for the first quarter of 2019 and 3.89% for the fourth quarter of 2019. The year-over-year decrease in NIM reflects declines in loan yields and accretion partially offset by positive impacts from changes in our balance sheet mix and derivative activities and funding costs. The first quarter 2020 NIM, as compared to the linked quarter, was down only 9 basis points due fully to lower accretion as we mitigated the impact of declining rates on our loan portfolio by aggressively managing funding costs and realizing the positive impact of our terminated collar gain.

Provision for credit losses increased $72.2 million to $83.4 million in the three months ended March 31, 2020, compared to $11.2 million in the same period in 2019 (see “—Provision for Credit Losses” and “—Asset Quality”). The current quarter’s provision was driven by CECL methodology which included an economic forecast that was significantly adversely affected by COVID-19 on the various loan segments due to higher unemployment, lower GDP, market volatility, and real estate prices. Our estimate of the ACL used the baseline pandemic scenario provided by a nationally recognized service released on April 4, 2020, as adjusted for consideration of certain qualitative and environmental factors. Annualized net charge-offs were 0.99% and 0.02% of average loans for the three months ended March 31, 2020 and 2019, respectively. The current quarter charge-offs included $21.4 million in four general C&I credits, $9.4 million in three restaurant credits, and $0.8 million in one energy credit.

Noninterest expense excluding goodwill impairment charge for first quarter of 2020 was $94.0 million, a decrease of $19.5 million or 17.2% from the same period in 2019 and a decrease of $6.6 million or 6.5% from the fourth quarter of 2019. Adjusted noninterest expense(1), which excludes the impact of non-routine items(1), was $92.6 million, up $1.1 million or 1.2% from the first quarter of 2019 and down $5.8 million or 5.9% from $98.4 million for the fourth quarter of 2019. The linked quarter decrease in adjusted expenses resulted from:

•	Decrease of $6.0 million in personnel costs primarily related to a reduction in incentive compensation and other compensation accruals;
•	Increase of $1.2 million in FDIC insurance assessment due to incremental credits received in the fourth quarter 2019 for assessments paid prior to reaching $10 billion in total assets; and
•	decrease of $0.8 million in consulting and professional fees.

Our efficiency ratio(1), excluding the non-cash goodwill impairment charge, was 49.84% for the three months ended March 31, 2020, compared to 56.73% efficiency ratio for that same period of 2019. Our adjusted efficiency ratio(1) was 49.88% for the three months ended March 31, 2020, compared to 45.73% adjusted efficiency ratio for the same period of 2019. Adjusted efficiency ratios exclude the impact of the non-routine items.

(1)	Considered a non-GAAP financial measure. See “Table 27 – Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Summary of Financial Condition as of March 31, 2020

Our total loans, net of unearned income, increased, $408.5 million or 3.1%, from December 31, 2019 to $13.4 billion at March 31, 2020. The increases in loan balances during the first quarter of 2020 reflect primarily increased customer draws on outstanding credit lines and modest new originations, partially offset by routine paydowns. During the first quarter of 2020, draws on existing revolving lines of credit increased approximately $450.0 million.

Total nonperforming assets (“NPAs”) as a percent of total loans, OREO and other NPAs increased to 1.31% compared to 0.97% as of December 31, 2019. NPAs totaled $175.3 million as of the March 31, 2020, compared to $125.5 million as of December 31, 2019. The adoption of CECL resulted in $35.5 million or 27 basis points in additional NPLs in the purchased credit deteriorated (“PCD”) population at March 31, 2020 that were previously considered performing when accounted for in a pool under prior accounting methodology versus individually under CECL. Had CECL been in place at December 31, 2019, the amount of these PCD loans would have been $43.0 million.

Our allowance for credit losses increased $125.6 million, or 105.0%, to $245.2 million at March 31, 2020, and represented approximately 1.83% of total loans at March 31, 2020 and 0.92% at December 31, 2019. Upon our adoption of CECL on January 1, 2020, we recorded an increase of $76.2 million, a 63.4% increase, to our ACL and reserve for unfunded commitments.

Total deposits decreased $253.3 million, or 1.7%, to $14.5 billion at March 31, 2020, from $14.7 billion at December 31, 2019. Over the same period, noninterest-bearing deposits increased $126.0 million or 3.3% and comprised 27.3% and 26.0% of total deposits at March 31, 2020 and December 31, 2019, respectively. First quarter 2020 core deposit declines reflect an intentional reduction in certain higher priced and larger depositor relationships and seasonal public fund and large corporate deposit declines, partially offset by granular core deposit account growth. There was an increase in brokered deposits of $383.1 million from December 31, 2019 bringing the ratio of brokered deposits to total deposits to 4.0%.

Our Tier 1 leverage ratio decreased 25 basis points, Tier 1 risk-based capital decreased 6 basis points, and total risk-based capital ratio increased 12 basis points from December 31, 2019. We met all capital adequacy requirements and the Bank continued to exceed the requirements to be considered well-capitalized under regulatory guidelines as of March 31, 2020.

Results of Operations

Earnings

For the three months ended March 31, 2020, the Company reported a net loss of $399.3 million compared to net income of $58.2 million for that same period on 2019. The following table presents key earnings data for the periods:

Table 2 – Key Earnings Data

	Three Months Ended
	March 31,
(In thousands, except per share data)	2020	2019
Net (loss) income	$(399,311)	$58,201
Net (loss) income per common share
- Basic	(3.15)	0.44
- Diluted (1)	(3.15)	0.44
Dividends declared per share	0.175	0.175
Dividend payout ratio	(5.56)%	39.77%
Net interest margin (2)	3.80	4.21
Net interest spread (2)	3.38	3.70
Return on average assets(2)	(9.08)	1.34
Return on average common equity(2)	(65.64)	10.53
Return on average tangible common equity(2)(3)	3.86	15.54

(1)	For three months ended March 31, 2020, there were no common stock equivalents, as these were anti-dilutive. As of three months ended March 31, 2019, common stock equivalents of 63,798 were included.
(2)	Annualized.
(3)	Considered a non-GAAP financial measure. See “Table 27 – Non-GAAP Financial Measures” for a reconciliation of the non-GAAP measures to the most directly comparable GAAP financial measure.

Net Interest Income

The largest component of our net income is net interest income, which is the difference between the income earned on interest earning assets and interest paid on deposits and borrowings. We manage our interest-earning assets and funding sources to maximize our net interest margin. (See “—Quantitative and Qualitative Disclosures about Market Risk” for a discussion regarding our interest rate risk.) Net interest income is determined by the rates earned on our interest-earning assets, rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, the degree of mismatch and the maturity and re-pricing characteristics of our interest-earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents our net interest margin. The yield on our net earning assets less the yield on our interest-bearing liabilities represents our net interest spread.

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

With the adoption of CECL, we measured the Day 1 amortized cost of our current PCD asset by adding the Day 1 estimate of expected credit losses under the CECL impairment model to the loans’ Day 1 carrying value (or initial remaining purchase price). Because the initial estimate for expected credit losses for PCD loans is added to the carrying value to establish the Day 1 amortized cost, PCD accounting is commonly referred to as a “gross-up” approach. There was no capital impact recognized Day 1 on our PCD loans, rather the “gross-up” was offset by the establishment of the initial allowance. Under CECL, interest income for a PCD asset is recognized using the effective interest rate (“EIR”) calculated at initial measurement. This EIR is determined by equating the amortized cost basis of the instrument to its contractual cash flows, consistent with ANCI loans. Noncredit-related discount or premium on the PCD loans is accreted or amortized, using the EIR. Interest earned on PCD loans is reflected through interest income where it was previously considered in ACI loan accretion based on expected cash flows. The prior period numbers in Table 3 have been revised to be comparable to the 2020 presentation (the total interest income on PCD loans has not changed.). The yield on our PCD portfolio for the three months ended March 31, 2020, excluding accretion was 5.65% compared to 4.79% for the three months ended March 31, 2019. This increase is related to certain PCD loans that were previously accounted for within pools before the adoption of CECL returning to an individual accruing status.

The following table summarizes the amount of interest income related to our originated, ANCI, and PCD portfolios for the periods presented:

Table 3 – Interest Income on Loan Portfolios

	For the Three Months Ended
(In thousands)	March 31, 2020	March 31, 2019
Interest Income Detail
Originated loans	$129,402	$135,815
ANCI loans: interest income	32,940	51,109
ANCI loans: accretion	7,710	12,478
PCD loans: interest income (1)	3,039	3,561
PCD loans: accretion (1)	2,043	2,788
Total loan interest income	$175,134	$205,751

Yields
Originated loans	5.10%	5.61%
ANCI loans without discount accretion	4.85	5.62
ANCI loans discount accretion	1.14	1.38
PCD loans without discount accretion	5.65	4.79
PCD loans discount accretion	3.80	3.75
Total loan yield	5.35%	6.05%

(1)

For the individual components, prior quarter PCD amounts have been revised to be comparable to the current quarter presentation. The total amount for PCD loans has not changed. Interest income for PCD loans represents contractual interest.

Three Months Ended March 31, 2020 and 2019

Our net interest income, fully-tax equivalent (“FTE”), for the three months ended March 31, 2020 and 2019 was $153.8 million and $169.8 million, respectively, a decrease of $15.9 million. Our net interest margin for the three months ended March 31, 2020 and 2019 was 3.80% and 4.21%, respectively, a decrease of 41 basis points. The following table sets forth the components of our FTE net interest income with the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three months ended March 31, 2020:

Table 4 - Rate/Volume Analysis

	Three Months Ended March 31,
	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2020	2019	(Decrease)	Rate	Volume

Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated loans	$129,402	$135,815	$(6,413)	$(12,214)	$5,801
ANCI portfolio	40,650	63,587	(22,937)	(8,223)	(14,714)
PCD portfolio	5,082	6,349	(1,267)	647	(1,914)
Interest on securities:
Taxable	14,015	10,796	3,219	(1,200)	4,419
Tax-exempt (2)	1,807	2,202	(395)	(223)	(172)
Interest on fed funds and short-term investments	1,783	3,281	(1,498)	(992)	(506)
Interest on other investments	394	618	(224)	(410)	186
Total interest income	193,133	222,648	(29,515)	(22,615)	(6,900)
Expense from interest-bearing liabilities:
Interest on demand deposits	21,667	29,259	(7,592)	(8,005)	413
Interest on savings deposits	317	226	91	67	24
Interest on time deposits	12,744	17,186	(4,442)	(2,018)	(2,423)
Interest on other borrowings	1,108	3,695	(2,587)	(1,218)	(1,369)
Interest on subordinated debentures	3,450	2,530	920	(497)	1,417
Total interest expense	39,286	52,896	(13,610)	(11,671)	(1,938)
Net interest income	$153,847	$169,752	$(15,905)	$(10,944)	$(4,962)

(1)	The change in interest income due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
(2)	Interest income is presented on a tax equivalent basis using a Federal tax rate of 21% on our state, county and municipal investment portfolios.

(3)       Prior to the adoption of CECL on January 1, 2020, these loans were referred to as ACI loans.

Our FTE total interest income for the three months ended March 31, 2020 totaled $193.1 million compared to $222.6 million for the three months ended March 31, 2019. This decrease is primarily the result of a decrease in interest income on loans partially offset by an increase in interest income on securities.

The decrease in interest income on loans resulted from the decrease in market interest rates from first quarter of 2019 to the first quarter of 2020 combined with a decrease in accretion on ANCI loans. In March 2020, the Federal Reserve lowered short term interest rates to attempt to minimize the economic impact of COVID-19. Approximately 68% of the total loan portfolio is floating rate which drove the decline in contractual interest income. We recognized $8.0 million in hedge income in the first quarter of 2020 which partially offset the decline in rates.

On March 6, 2020, we terminated our $4.0 billion notional interest rate collar, realizing a gain of $261.2 million (“transaction gain”). The value received in exchange for the termination assumed an average 1-month LIBOR rate of 0.5785% over the next four years. The locked-in transaction gain, currently reflected in other comprehensive income net of deferred income taxes, will amortize over an expected four years into interest income, regardless of the interest rate environment. Based on our current interest rate forecast, $76.1 million of deferred income on derivatives in other comprehensive income at March 31, 2020 is estimated to be reclassified into net interest income during the next twelve months. Future changes to interest rates or the amount of outstanding hedged loans may significantly change actual amounts reclassified to income.

We have also mitigated the decrease in interest income on loans by adding to our securities portfolio. The average balance of our securities portfolio increased by 37.1% from first quarter of 2019 to the first quarter of 2020 resulting in a 21.7% increase in interest income on securities.

Our interest expense for the three months ended March 31, 2020 and 2019 was $39.3 million and $52.9 million, respectively, a decrease of $13.6 million. This decrease is primarily related to strategic decisions to lower higher cost deposit balances and rates. Our cost of interest-bearing deposits decreased to 1.28% for the three months ended March 31, 2020 compared to 1.68% for the three months ended March 31, 2019. Our total cost of borrowings for the three months ended March 31, 2020 and 2019 was 4.17% and 4.55%, respectively.
The following table presents for the three months ended March 31, 2020 and 2019, on an FTE basis, our average balance sheet and our annualized average yields on assets and annualized average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

Table 5 – Average Balances, Net Interest Income and Interest Yields/Rates

	For the Three Months Ended March 31,
	2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)
Originated loans	$10,213,846	$129,402	5.10%	$9,811,821	$135,815	5.61%
ANCI portfolio	2,731,240	40,650	5.99	3,684,905	63,587	7.00
PCD portfolio (3)	216,285	5,082	9.45	301,660	6,349	8.54
Total loans	13,161,371	175,134	5.35	13,798,386	205,751	6.05
Investment securities
Taxable	2,198,528	14,015	2.56	1,531,514	10,796	2.86
Tax-exempt (2)	198,747	1,807	3.66	217,200	2,202	4.11
Total investment securities	2,397,275	15,822	2.65	1,748,714	12,998	3.01
Federal funds sold and short-term investments	628,885	1,783	1.14	763,601	3,281	1.74
Other investments	80,173	394	1.98	58,139	618	4.31
Total interest-earning assets	16,267,704	193,133	4.77	16,368,840	222,648	5.52
Noninterest-earning assets:
Cash and due from banks	250,804			118,833
Premises and equipment	127,812			128,990
Accrued interest and other assets	1,249,483			1,114,669
Allowance for credit losses	(201,785)			(97,065)
Total assets	$17,694,018			$17,634,267
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$8,121,641	$21,667	1.07%	$8,011,001	$29,259	1.48%
Savings deposits	272,444	317	0.47	248,651	226	0.37
Time deposits	2,521,917	12,744	2.03	2,985,720	17,186	2.33
Total interest-bearing deposits	10,916,002	34,728	1.28	11,245,372	46,671	1.68
Other borrowings	217,363	1,108	2.05	418,347	3,695	3.58
Subordinated debentures	222,335	3,450	6.24	135,934	2,530	7.55
Total interest-bearing liabilities	11,355,700	39,286	1.39	11,799,653	52,896	1.82
Noninterest-bearing liabilities:
Demand deposits	3,658,612			3,334,399
Accrued interest and other liabilities	232,896			258,563
Total liabilities	15,247,208			15,392,615
Shareholders' equity	2,446,810			2,241,652
Total liabilities and shareholders' equity	$17,694,018			$17,634,267
Net interest income/net interest spread		153,847	3.38%		169,752	3.70%
Net yield on earning assets/net interest margin			3.80%			4.21%
Taxable equivalent adjustment:
Investment securities		(379)			(463)
Net interest income		$153,468			$169,289
_______
(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2)	Interest income and yields are presented on a taxable equivalent basis using a tax rate of 21%.

(3)       Prior to the adoption of CECL on January 1, 2020, these loans were referred to as ACI loans.

Provision for Credit Losses

On January 1, 2020, we adopted the current expected credit loss (“CECL”) accounting standard for estimating credit losses (see Note 1 to the consolidated financial statements). CECL replaces the current incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, the provision for credit losses includes the provision for loan losses and the provision for unfunded credit commitments. Prior to the adoption of CECL, the provision for unfunded credit commitments was included in other noninterest expenses. Prior periods are not required to be restated and, therefore, total provision for credit losses for the three months ended March 31, 2019 does not include the provision for unfunded commitments.

Under accounting standards for business combinations, acquired loans are recorded at fair value with no credit loss allowance on the date of acquisition. CECL eliminates existing guidance for acquired credit impaired (“ACI”) loans and requires recognition of the nonaccretable difference as an increase to the ACL on financial assets purchased with more than insignificant credit deterioration since origination, which will be offset by an increase in the amortized cost of the related loans. After initial recognition, the accounting for a PCD asset will generally follow the credit loss model that applies to that type of asset. For ACI loans accounted for under ASC 310-30 prior to adoption, the guidance in this amendment for PCD assets will be prospectively applied.

The provision for credit losses totaled $83.4 million for the three months ended March 31, 2020, compared to $11.2 million for the three months ended March 31, 2019. The provision for the quarter reflects the forecasted effects of COVID-19 on the various loan segments due to higher unemployment, lower GDP, market volatility, and real estate prices. Our estimate of the ACL used the baseline pandemic scenario provided by a nationally recognized service released on April 4, 2020, as adjusted for consideration of certain qualitative and environmental factors (see “—Allowance for Credit Losses”). Net charge-offs were $32.5 million or 0.99% annualized of average loans for the first quarter of 2020 compared to $0.6 million or 0.02% for the first quarter of 2019. Loan charge-offs recognized during the first quarter of 2020 are higher than the first quarter of 2019 as a result of credit migration that has occurred primarily in the restaurant and general C&I classes and significantly impacted by the effects of COVID. The current quarter charge-offs included $21.4 million in four general C&I credits, $9.4 million in three restaurant credits, and $0.8 million in one energy credit.

We recognized $11.2 million in provision during the first quarter of 2019, which included $11.6 million provision related to the originated portfolio and $(0.4) million related to the ACI portfolio. The C&I originated portfolio provision of $9.4 million for the three months ended March 31, 2019 included provisions related to loan growth and approximately $7.2 million on specific credits within the energy, restaurant and general C&I segments.

The following is a summary of our provision for credit losses for the periods indicated:

Table 6 – Provision for Credit Losses

	Three Months Ended March 31,
(in thousands)	2020	2019
Commercial and industrial	$63,684	$9,299
Commercial real estate	17,798	102
Consumer	756	1,206
Small business(1)	—	603
Total provision for funded loans	82,238	11,210
Unfunded commitments	1,191	—
Total provision for credit losses	$83,429	$11,210
(1)

After the implementation of CECL, provision expense related to Small Business loans is included in Commercial and [i]ndustrial and Commercial [r]eal [e]state. Prior period provision is presented as previously reported and may not be comparable by segment to the current period presentation.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of income generated from the services we provide our customers.

Noninterest income totaled $35.1 million for the three months ended March 31, 2020, compared to $30.7 million for the three months ended March 31, 2019. The increases for the 2020 period compared to the same period in 2019 are primarily attributable to increases in service charges on deposits, credit related fees, trust revenue, SBA income and security gains, partially offset by declines in earnings from limited partnerships.

The following table compares noninterest income for the three months ended March 31, 2020 and 2019:

Table 7 – Noninterest Income

	Three Months Ended March 31,
(In thousands)	2020	2019	% Change
Investment advisory revenue	$5,605	$5,642	(0.7)%
Trust services revenue	4,815	4,335	11.1
Service charges on deposit accounts	6,416	5,130	25.1
Credit related fees	5,983	4,870	22.9
Bankcard fees	1,958	2,213	(11.5)
Payroll processing revenue	1,367	1,419	(3.7)
SBA income	1,908	1,449	31.7
Other service fees	1,912	2,104	(9.1)
Securities gain (losses), net	2,994	(12)	NM
Other	2,111	3,514	(39.9)
Total noninterest income	$35,069	$30,664	14.4%

Investment Advisory Revenue. Our investment advisory revenue is comprised largely of investment management and financial planning revenues generated through our subsidiary Linscomb & Williams, Inc. (“L&W”). Investment advisory revenue was essentially unchanged from the first quarter of 2019 as fees remained flat while assets under management increased by 6.7%.

Trust Services Revenue. We earn fees from our customers for trust services. For the three months ended March 31, 2020 and 2019, trust fees totaled $4.8 million and $4.3 million respectively, a increase of $0.5 million, or 11.1%. Assets under management increased by 4.6% from the 2019 quarter.

Service Charges on Deposit Accounts. We earn fees from our customers for deposit-related services. For the three months ended March 31, 2020, service charges on deposits had an increase of $1.3 million. The 25.1% increase was largely due to the increased deposit accounts and customers from the State Bank acquisition because these customers were not subject to our deposit fees until second quarter of 2019. Additionally, the earnings credit on certain commercial accounts decreased in the 2020 quarter resulting in increased fees.

Credit-Related Fees. Our credit-related fees include fees related to credit advisory services, unfunded commitment fees and letter of credit fees. For the three months ended March 31, 2020, credit-related fees had an increase of 22.9% to $6.0 million, compared to $4.9 million for the three months ended March 31, 2019. The increase was primarily related to the recognition of the purchase accounting mark related to unfunded commitments when those commitments expire without being drawn upon. Additionally, we experienced increased fees on letters of credit and asset-based lending.

Bankcard Fees. Our bankcard fees are comprised of automated teller machine (“ATM”) network fees and debit card revenue. Our bankcard fees were $2.0 million for the three months ended March 31, 2020. The decrease of 11.5% was related to a decrease in card usage resulting from the economic slowdown associated with COVID-19.

SBA Income. Small Business Administration (“SBA”) income consists of gains on sales of SBA loans, servicing fees, and other miscellaneous fees. SBA income was $1.9 million for the three months ended March 31, 2020 compared to $1.4 million for the three months ended March 31, 2019. The increase was largely driven by an increase of 103% in SBA serving fees related to the expanded focus on SBA lending after the unit was acquired with the State Bank acquisition.

Securities Gains. Toward the end of the first quarter of 2020, we sold several investment securities through routine portfolio rebalancing for a net gain of $3.0 million.

Other Service Fees. Our other service fees include retail services fees. For the three months ended March 31, 2020 and 2019, other service fees totaled $1.9 million and $2.1 million, respectively. The first quarter of 2020 decrease resulted primarily from a decrease in foreign exchange fees.

Other Income. Other income for the three months ended March 31, 2020 compared to 2019 decreased by $1.4 million or 39.9%. The decrease resulted from a write down of $1.0 million on investments in limited partnerships, an unrealized loss on equity securities of $0.5 million, and a net loss of $0.4 million on foreign exchange transactions.

Noninterest Expenses

The following table compares noninterest expense for the three months ended March 31, 2020 and 2019:

Table 8 – Noninterest Expense

	Three Months Ended March 31,
(In thousands)	2020	2019	% Change
Salaries and employee benefits	$48,807	$53,471	(8.7)%
Premises and equipment	10,808	10,958	(1.4)
Merger related expenses	1,282	22,000	(94.2)
Goodwill impairment charge	443,695	—	NM
Intangible asset amortization	5,592	6,073	(7.9)
Data processing expense	3,352	2,594	29.2
Software amortization	3,547	3,335	6.4
Consulting and professional fees	2,707	2,229	21.4
Loan related expenses	760	910	(16.5)
FDIC insurance	2,436	1,752	39.0
Communications	1,156	998	15.8
Advertising and public relations	1,464	781	87.5
Legal expenses	411	158	160.1
Other	11,636	8,181	42.2
Total Noninterest Expense	$537,653	$113,440	374.0%

Noninterest expense was $537.7 million for the three months ended March 31, 2020, compared to $113.4 million for the three months ended March 31, 2019. The increase of $424.2 million was driven by a non-cash goodwill impairment charge of $443.7 million. Excluding the goodwill impairment charge, noninterest expense for the first quarter of 2020 was $94.0 million, a decrease of $19.5 million or 17.2% from the same period in 2019 largely driven by a decrease in merger related expenses.

Salaries and Employee Benefits

Excluding goodwill impairment charge, salaries and employee benefit costs are the largest component of noninterest expense and include employee payroll expense, incentive compensation, health insurance, benefit plans and payroll taxes. The decrease of $4.7 million or 8.7% for the three months ended March 31, 2020 compared to 2019, was primarily due to a reduction in incentive compensation and other compensation accruals due to the impact of COVID-19 on our financial results in the first quarter of 2020. Regular compensation makes up the majority of the total salaries and employee benefits category and increased 11.1% for the three months ended March 31, 2020 compared to the 2019 period. This increase is primarily related to build out and support of the State Bank acquisition, including C&I lending, technology, operations and risk areas, as well as the full period impact of the W&P acquisition.

The following table provides additional detail of our salaries and employee benefits expense for the periods presented:

Table 9 – Salaries and Employee Benefits Expense

	Three Months Ended March 31,
(In thousands)	2020	2019
Salaries and employee benefits
Regular compensation	$36,138	$32,514
Incentive compensation	2,817	11,351
Taxes and employee benefits	9,852	9,606
Total salaries and employee benefits	$48,807	$53,471

Premises and Equipment. Rent, depreciation and maintenance costs comprise most premises and equipment expenses, which remain essentially unchanged compared to the same period as of 2019.

Merger Related Expenses. For the three months ended March 31, 2020, merger related expenses decreased $20.7 million to $1.3 million. The majority of merger related expenses for the State Bank acquisition were incurred in the first quarter of 2019 as the transaction closed and the systems conversion also occurred during this quarter.

Goodwill Impairment Charge. Considering the recent economic conditions resulting from COVID-19, we conducted an interim goodwill impairment test as of March 31, 2020. The 2020 interim test indicated a goodwill impairment of $443.7 million within the Bank reporting unit resulting in the Company recording an impairment charge of the same amount in the first quarter of 2020. The primary causes of the goodwill impairment in the Bank reporting unit were economic and industry conditions resulting from COVID-19 that caused volatility and reductions in our market capitalization and our peer banks, increased loan provision estimates, increased discount rates and other changes in variables driven by the uncertain macro-environment that resulted in the estimated fair value of the reporting unit being less than the reporting unit’s carrying value.

We have $43.1 million in goodwill remaining in our separate reporting units of Trust, Retail Brokerage and Investment Service businesses for which the Company's assessments did not indicate potential impairment. The fair values of the reporting units are based upon management’s estimates and assumptions. Although management has used the estimates and assumptions it believes to be most appropriate in the circumstances, it should be noted that even relatively minor changes in certain assumptions used in management’s calculations could result in significant differences in the results of the impairment tests.

Intangible Asset Amortization. The company has recorded core deposit and other intangible assets related to acquisitions in prior years with the majority related to the State Bank acquisition. The core deposits intangibles are being amortized on an accelerated basis over a ten-year period and the other intangibles on a ten to twenty-year period, therefore the expense recorded will decline over the remaining lives of the assets.

Data Processing. Data processing expense for our operating systems totaled $3.4 million, an increase of 29.2% for the three months ended March 31, 2020 compared to the same period in 2019 as a result of the timing of associated projects.

Consulting and Professional Services. For the three months ended March 31, 2020, our consulting and professional services increased $0.5 million or 21.4% compared to that same period in 2019. A portion of our consulting and professional fees in 2019 were reported as merger related expenses as they were directly related to the State Bank acquisition.

FDIC Insurance. For the three months ended March 31, 2020, FDIC insurance expense had an increase of $0.7 million. Our FDIC assessment will vary between reported periods as it is determined on various risk factors including credit, liquidity, composition of our balance sheet, loan concentration and regulatory ratings.

Advertising and Public Relations. Advertising and public relations expenses, which include costs to create marketing campaigns, purchase the various media space or time, conduct market research, and various sponsorships in our expanded markets, had an increase of $0.7 million or 87.5% three months ended March 31, 2020 primarily associated with expanded advertising and public relations in our Georgia markets.

Other. These expenses include costs for insurance, supplies, education and training, and other operational expenses. For the three months ended March 31, 2020, other noninterest expenses increased by 42.2% compared to the same period in 2019 primarily due to increases in special asset expenses of $1.0 million, ATM and debit card expenses of $0.5 million, and franchise taxes of $0.4 million.

Income Tax (Benefit) Expense

Income tax (benefit) expense for the three months ended March 31, 2020 was ($33.2) million compared to $17.1 million for the same period in 2019.

The effective tax rate on our pretax loss of ($432.5) million was 7.7% for the three months ended March 31, 2020 compared to 22.7% on pre-tax income for the same period in 2019. The non-tax-deductible portion of the goodwill impairment charge on pre-tax losses resulted in a decrease in the effective rate for the three months ended March 31, 2020 as compared to the same period in 2019.

The effective tax rate is primarily affected by the amount of pre-tax income, and to a lesser extent, tax-exempt interest income, and the increase in cash surrender value of bank-owned life insurance. The effective tax rate is also affected by discrete items that may occur in any given period but are not consistent from period-to-period, which may impact the comparability of the effective tax rate between periods.

At March 31, 2020, we had a net deferred tax liability of $40.3 million, compared to a net deferred tax liability of $25.0 million at December 31, 2019. The increase in the net deferred asset was primarily due to the tax effect of the CECL transition (see Notes 1 and 4 to the consolidated financial statements), reduction of deferred tax liabilities related to tax deductible goodwill, and the termination of the interest rate collar (see Note 6 to the consolidated financial statements).

Financial Condition

The following table summarizes selected components of our balance sheet as of the periods indicated.

Table 10 – Selected Balance Sheet Data

	As of		Average Balances Three Months Ended
(In thousands)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Total assets	$17,237,918	$17,800,229	$17,694,018	$17,843,383
Total interest-earning assets	16,367,604	16,254,827	16,267,704	16,435,046
Total interest-bearing liabilities	10,902,224	11,281,263	11,355,700	11,474,633
Short-term and other investments	474,019	813,069	709,058	1,008,258
Securities available-for-sale	2,461,644	2,368,592	2,397,275	2,003,339
Loans, net of unearned income	13,392,191	12,983,655	13,161,371	13,423,449
Goodwill	43,061	485,336	480,947	485,993
Noninterest-bearing deposits	3,959,721	3,833,704	3,658,612	3,648,874
Interest-bearing deposits	10,529,784	10,909,090	10,916,002	11,100,454
Borrowings and subordinated debentures	372,440	372,173	439,698	374,179
Shareholders' equity	2,113,543	2,460,846	2,446,810	2,471,398

Investment Portfolio

Our available-for-sale securities portfolio increased $93.1 million or 3.9%, to $2.5 billion at March 31, 2020, from $2.4 billion at December 31, 2019. During the first quarter of 2020, approximately $40.8 million of securities available-for-sale were sold and $240.7 million of securities available-for-sale were purchased. In addition, $113.4 million of securities matured or paid down. During March 2020, there were $33.9 million securities purchased and $91.1 million securities sold that will settle the next month. At March 31, 2020, our investment securities portfolio was 15.0% of our total interest-earning assets and produced an average taxable equivalent yield of 2.65% compared to 3.01% for the three months ended March 31, 2019.

The following table sets forth the fair value of the available-for-sale securities at the dates indicated:

Table 11 – Investment Portfolio

	As of		Percent Change
(In thousands)	March 31, 2020	December 31, 2019	2019 vs 2018
Securities available-for-sale:
Obligations of U.S. government agencies	$69,988	$69,106	1.3%
Mortgage-backed securities ("MBS") issued or guaranteed by U.S. agencies:
Residential pass-through:
Guaranteed by GNMA	102,668	99,082	3.6
Issued by FNMA and FHLMC	1,506,242	1,435,497	4.9
Collateralized mortgage obligations	280,155	295,832	(5.3)
Commercial MBS	282,229	275,958	2.3
Total MBS	2,171,294	2,106,369	3.1
Obligations of states and municipal subdivisions	220,362	193,117	14.1
Total securities available-for-sale	$2,461,644	$2,368,592	3.9%

The following tables summarize the investment securities with unrealized losses at March 31, 2020 and December 31, 2019 by aggregated major security type and length of time in a continuous unrealized loss position:

Table 12 – Unrealized Losses in the Investment Portfolio

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2020
Obligations of U.S. government agencies	$29,360	$278	$12,896	$180
Mortgage-backed securities	72,267	574	10,143	367
Obligations of states and municipal subdivisions	22,495	381	—	—
Total	$124,122	$1,233	$23,039	$547

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2019
Obligations of U.S. government agencies	$33,053	$209	$13,703	$206
Mortgage-backed securities	708,991	4,466	61,506	588
Obligations of states and municipal subdivisions	—	—	—	—
Total	$742,044	$4,675	$75,209	$794

As of March 31, 2020, the unrealized losses were not deemed to be caused by credit-related issues. We define credit loss as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Non-credit related impairments are recognized in other comprehensive income. Additionally, none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption of the obligations. As of March 31, 2020, we did not recognize any allowance for credit losses related to available-for-sale securities since decline in fair value did not result from credit-related issues. We have adequate liquidity and, therefore, do not plan to sell and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Loan Portfolio

We originate commercial and industrial loans, commercial real estate loans (including construction loans), residential mortgages and other consumer loans. A strong emphasis is placed on the commercial portfolio, consisting of commercial and industrial and commercial real estate loan types, with approximately 80% and 74% of the portfolio residing in these loan types as of March 31, 2020 and December 31, 2019, respectively. Our commercial portfolio is further diversified by industry concentration and includes loans to clients in specialized industries, including restaurant, healthcare and technology. Additional commercial lending activities include energy, construction, general corporate loans, business banking and community banking loans. Also, with the acquisition of State Bank, we added asset-based lending, lender finance, and Small Business Administration (“SBA”) lending. Mortgage, wealth management and retail make up most of the consumer portfolio.

Total loans increased $408.5 million from December 31, 2019. The increases in loan balances during the first quarter of 2020 reflect primarily increased customer draws on outstanding credit lines and modest new originations, partially offset by routine paydowns. During the first quarter of 2020, draws on existing revolving lines of credit increased approximately $450.0 million.

The following table presents total loans outstanding by portfolio segment and class of financing receivable as of March 31, 2020 and December 31, 2019. The March 31, 2020 presentation has been conformed to the December 31, 2019 portfolio segment and class of financing receivable to provide comparability to previous public filings with the exception of the Small Business Lending portfolio segment of which approximately $505 million was reclassified to C&I and $229 million was reclassified to CRE to reflect alignment with CECL categorizations.

Table 13 – Loan Portfolio

	Total Loans as of		Change
(In thousands)	March 31, 2020(1)	December 31, 2019	2020 vs 2019	Percent
Commercial and Industrial
General C&I	$4,628,236	$3,979,193	$649,043	16.3%
Energy sector	1,480,497	1,427,832	52,665	3.7
Restaurant industry	1,084,001	993,397	90,604	9.1
Healthcare	513,201	472,307	40,894	8.7
Total commercial and industrial	7,705,935	6,872,729	833,206	12.1
Commercial Real Estate
Income producing	2,748,385	2,517,707	230,678	9.2
Land and development	276,446	254,965	21,481	8.4
Total commercial real estate	3,024,831	2,772,672	252,159	9.1
Consumer
Residential real estate	2,576,145	2,584,810	(8,665)	(0.3)
Other	85,280	93,175	(7,895)	(8.5)
Total consumer	2,661,425	2,677,985	(16,560)	(0.6)
Small Business Lending(2)	—	734,237	(734,237)	NM
Total (Gross of Unearned Discount and Fees)	13,392,191	13,057,623	334,568	2.6
Unearned Discount and Fees	—	(73,968)	73,968	NM
Total (Net of Unearned Discount and Fees)	$13,392,191	$12,983,655	$408,536	3.1%

(1) Amounts represent total gross loans. Under CECL, loan balances are stated at amortized cost, which is net of unearned income and are not directly comparable to prior periods.
(2) Upon implementation of CECL, Small Business Lending is included in C&I and CRE.

Commercial and Industrial. Total C&I loans increased by $0.8 billion or 12.1% since December 31, 2019 and represented 57.5% of the total loan portfolio at March 31, 2020, compared to 52.6% of total loans at December 31, 2019. As noted above, a significant portion of this change resulted from the reclassification of loans within the Small Business Lending segment to the C&I segment.

General C&I. As of March 31, 2020, our general C&I category included loans to the following industries: finance and insurance, professional services, durable manufacturing, commodities excluding energy, contractors, consumer services, and other. Generally, C&I loans typically provide working capital, equipment financing, and financing for expansion and are generally secured by assignments of corporate assets including accounts receivable, inventory, and/or equipment.

Energy. Our energy team is comprised of experienced lenders with significant product expertise and long-standing relationships. Additionally, energy production and energy related industries are substantial contributors to the economies in the Houston metropolitan area and the state of Texas. We strive for a rigorous and thorough approach to energy underwriting and credit monitoring. The allowance for credit losses at March 31, 2020 was $24.8 million for our energy loans or 1.67% of the energy portfolio compared to $12.7 million or 0.89% as of December 31, 2019 (see “—Provision for Credit Losses” and “—Allowance for Credit Losses”). As of March 31, 2020, we had $19.2 million of nonperforming energy credits compared to $9.8 million of nonperforming energy credits as of December 31, 2019. In addition, 10.8% of the energy portfolio was criticized as of March 31, 2020 compared to 6.7% at December 31, 2019. As presented in the following table our energy lending business is comprised of three areas: Exploration and Production (“E&P”), Midstream and Energy Services.

Table 14 – Energy Loan Portfolio

	As of		As of March 31, 2020
(In thousands)	March 31, 2020	December 31, 2019	Unfunded Commitments	Criticized
Outstanding Balance(1)
E&P	$336,886	$358,552	$89,371	$18,034
Midstream	936,577	886,748	558,188	108,468
Energy services	207,034	182,532	87,901	34,000
Total energy sector	$1,480,497	$1,427,832	$735,460	$160,502
As a % of total loans	11.05%	10.93%
Allocated ACL
E&P	$8,776	$3,728
Midstream	13,727	7,845
Energy services	2,280	1,168
Total allocated ACL	$24,783	$12,741
ACL as a % of Outstanding Balance
E&P	2.61%	1.04%
Midstream	1.47	0.88
Energy services	1.10	0.64
Total energy sector	1.67%	0.89%

(1) Loan balances as of March 31, 2020 are stated at amortized cost, which is net of unearned discount and fees and are not directly comparable to the prior period. Loan balances as of December 31, 2019 are presented as previously reported, gross of unearned discount and fees.

E&P loans outstanding comprised approximately 22.8% of outstanding energy loans as of March 31, 2020 compared to 25.1% of outstanding energy loans as of December 31, 2019. We have strategically reduced our exposure to this category of energy lending over time, down from 51.7% of our outstanding energy loans as of December 31, 2014. Our E&P customers are primarily businesses that derive a majority of their revenues from the sale of oil and gas and whose credit needs require technical evaluation of oil and gas reserves. Emphasis for E&P is on high quality, independent producers with proven track records. Our E&P credit underwriting includes a combination of well-by-well analyses, frequent updates to our pricing decks, and engaging energy engineers to actively monitor the portfolio and provide credit redeterminations, at a minimum, every six months. At least quarterly, and more frequently as needed during periods of higher commodity price volatility, we adjust the base and sensitivity price decks on which we value our clients’ oil and gas reserves. Generally, we seek to follow the shape of the NYMEX strips for oil and natural gas, but at a discount to the strip. In periods of higher commodity prices, our discount from the strip is higher whereas in lower price periods our discount is lower. The price decks utilized in our engineering analysis are ratified by our Senior Credit Risk Management Committee. Borrowing base redeterminations occur every spring and fall, with the spring redeterminations completed prior to the end of the second quarter and fall determinations completed prior to the end of the fourth quarter.

Approximately 71% of the committed E&P loans are secured by properties primarily producing oil and the remaining 29% are secured by natural gas. Also, as of March 31, 2020, approximately 95% of our oil weighted clients have some level of hedging in the 12-month range and over 50% carry hedges into the 24-month range. However, it is expected that our E&P portfolio will experience additional stress, although the level of stress will depend on the duration of the crisis and the level of commodity prices.

Midstream loans outstanding comprised 63.3% of outstanding energy loans as of March 31, 2020 compared to 62.1% of outstanding energy loans as of December 31, 2019. We have strategically increased Midstream lending as a percent of our total energy lending over time, up from 30.8% as of December 31, 2014. Midstream lending is generally to customers who handle the gathering, treating and processing, storage or transportation of oil and gas. These customers’ businesses are generally less price sensitive than other energy segments given the nature of their fee-based revenue streams. Underwriting guidelines for the Midstream portfolio generally require a first lien on all assets as collateral. The average debt to capital of this portfolio is at approximately 39%. Of our borrowers, the average outstanding is approximately $12.0 million.

Energy Services loans outstanding comprised 14.0% of outstanding energy as of March 31, 2020 compared to 12.8% of outstanding energy loans as of December 31, 2019. This category of lending has remained a low percent of our total energy lending over time, down slightly from 17.5% as of December 31, 2014. Energy Services lending targets oilfield service companies that provide equipment and services used in the exploration for and extraction of oil and natural gas. Customers consist of a wide variety of businesses, including production equipment manufacturers, chemical sales, water transfer, rig equipment and other early and late stage services companies. However, the majority of this portfolio is more production-oriented, so management believes there will be some “shut-ins” or production halts, but, over time, production is expected to resume.

Specialized lending. The following table includes our specialized lending portfolio by category as of the dates presented.

Table 15 – Specialized Lending Portfolio

	Amounts Outstanding as of(1)		Unfunded Commitments as of
(In thousands)	March 31, 2020	December 31, 2019(2)	March 31, 2020
Restaurant	$1,084,001	$963,399	$164,029
Healthcare	513,201	451,055	84,163
Technology	477,536	369,160	59,319
Total specialized lending	$2,074,738	$1,783,614	$307,511

(1) Loan balances as of March 31, 2020 are stated at amortized cost, which is net of unearned discount and fees and are not directly comparable to the prior period. Loan balances as of December 31, 2019 are presented as previously reported, gross of unearned discount and fees.

(2) Prior period balances are presented as previously reported (originated C&I loans only) and may not be comparable to the current period presentation which represents the entire C&I loan portfolio.

Restaurant, healthcare, and technology are the components of our specialized industries. For these industries we focus on larger corporate clients, who are typically well-known within the industry. The client coverage for these components is national in scope, given the size and capital needs of the majority of the clients. Given these customer profiles, we frequently participate in such credits with two or more banks through syndication.

Restaurant loans outstanding increased by 12.5% compared to December 31, 2019 due to funding of available lines of credit. In the restaurant sector, we focus on major franchisees and the operating companies of “branded” restaurant concepts. Our restaurant group focuses on top tier operators in restaurant operating companies and franchisee restaurants in nationwide markets. The portfolio includes 68% to Quick Service Restaurants (“QSRs”), 5% to Fast Casual, 21% to Full Service and 6% to Other. The Restaurant sector has experienced increases in nonperforming loans and charge-offs during 2020 and 2019 as certain customers have faced difficulties dealing with market pressures on employee compensation and increased competition among other issues as well as more recently, the effects of COVID-19. Dining room closures have required restaurants to adjust their business and labor models accordingly, although many of our QSR customers (68% of our portfolio) are experiencing meaningful drive-through and pick-up business. Even so, the restaurant portfolio is experiencing heightened levels of stress in the current environment, and as a result of COVID-19 impacts, many of our clients have requested payment deferrals and many have sought and qualified for PPP funding.

Healthcare loans outstanding increased by 13.8% and comprised 24.7% of total specialized lending at March 31, 2020 compared to 25.3% at December 31, 2019. Our healthcare portfolio focuses on middle market healthcare providers generally with a diversified payer mix.

Technology loans outstanding increased by 29.4% and comprised 23.0% of total specialized lending at March 31, 2020 compared to 20.7% at December 31, 2019. Our technology portfolio focuses on the technology sub-segments of software and services, network and communications infrastructure, and internet and mobility applications.

Commercial Real Estate. Commercial real estate (“CRE”) loans increased by $0.3 billion or 9.1% since December 31, 2019. CRE loans represented 22.6% of the total loan portfolio as of March 31, 2020, compared to 21.2% of total loans as of December 31, 2019. As noted above, a significant portion of this change resulted from the reclassification of loans within the Small Business Lending segment to the CRE segment in connection with CECL classifications. Income Producing CRE includes non-owner occupied loans secured by commercial real estate, regardless of the phase of the loan (construction versus completed). Commercial construction loans are primarily included in Income Producing CRE. Additionally, all real estate investment trust and income producing loans are included in the Income Producing CRE segment. Land, lots, and homebuilder loans are included in the land and development segment. All owner occupied CRE loans reside in the various C&I segments in which the underlying risk exists. Our CRE lending team is a group of experienced relationship managers focusing on construction and income producing property lending which generally have property or sponsors located in our geographic footprint. CRE loans are secured by a variety of property types, including multi-family dwellings, office buildings, industrial properties, and retail facilities.

Consumer. Consumer loans decreased by $16.6 million or 0.6% from December 31, 2019. Consumer loans represented 19.9% of total loans at March 31, 2020, compared to 20.5% of total loans at December 31, 2019. We originate residential real estate mortgages that are held for investment as well as held for sale in the secondary market. Approximately 18.0% of the consumer portfolio relates to acquired portfolios, compared to 19.1% as of December 31, 2019. Our originated consumer loan portfolio totaled $2.2 billion as of March 31, 2020, consistent with year-end 2019.

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

The following table presents our SNC portfolio by portfolio segment and class of financing receivable.

	March 31, 2020		December 31, 2019
(In thousands)	Amount Outstanding	% of SNC Portfolio	Amount Outstanding	% of SNC Portfolio
Commercial and Industrial
General C&I	$1,073,772	38.3%	$997,021	38.2%
Energy sector	929,257	33.2	903,501	34.7
Restaurant industry	514,261	18.4	468,298	18.0
Healthcare	33,850	1.2	31,436	1.2
Total commercial and industrial	2,551,140	91.0	2,400,256	92.1
Commercial Real Estate
Income producing	237,422	8.5	192,234	7.4
Land and development	13,881	0.5	14,294	0.5
Total commercial real estate	251,303	9.0	206,528	7.9
Total Shared National Credits	$2,802,443	100.0%	$2,606,784	100.0%
As a % of Total Loans	20.9%		20.0%

Asset Quality

We focus on asset quality strength through robust underwriting, proactive monitoring and reporting of the loan portfolio and collaboration between the lines of business, credit risk and enterprise risk management.

Credit risk is governed and reported up through the Board of Directors primarily through our Senior Credit Risk Management Committee (“SCRMC”). The SCRMC reviews credit portfolio management information such as problem loans, delinquencies, concentrations of credit, asset quality trends, portfolio analysis, exception management, policy updates and changes, and other relevant information. Further, both the Senior Loan Committee and Credit Transition Committee, the primary channels for credit approvals, report up through SCRMC. The approval of our Senior Loan Committee is generally required for relationships in an amount greater than $5.0 million. For loans in an amount greater than $5 million that are risk rated 10 or worse, approval of the Credit Transition Committee is generally required. There is a credit executive assigned to each line of business who holds the primary responsibility for the approval process outside of the loan approval committees. Our Board of Directors receives information concerning asset quality measurements and trends on a monthly basis. See Note 4 to the consolidated financial statements for additional disclosure regarding our credit risk management.

Our credit policy requires that key risks be identified and measured, documented and mitigated, to the extent possible, and requires various levels of internal approvals based on the characteristics of the loans, including the size of the exposure. We also have specialized underwriting guidelines for loans in our specialized industries that we believe reflects the unique characteristics of these industries.

Under our dual credit risk rating (“DCRR”) system, it is our policy to assign risk ratings to all commercial loan (C&I and CRE) exposures using our internal credit risk rating system. The assignment of loan risk ratings is the primary responsibility of the lending officer concurrent with approval from the credit officer reviewing and recommending approval of the credit. The assignment of commercial risk ratings is completed on a transactional basis using scorecards. The Company uses a total of nine different scorecards that accommodate various areas of lending. Each scorecard contains two main components: probability of default (“PD”) and loss given default (“LGD”). The PD rating is used as the Company’s risk grade of record. Loans with PD ratings of 1 through 8 are loans that the Company rates internally as “Pass.” Loans with PD ratings of 9 through 13 are rated internally as “Criticized” and represent loans for which one or more potential or defined weaknesses exists. Loans with PD ratings of 10 through 13 are also considered “Classified” and represent loans for which one or more defined weaknesses exist. These classifications are consistent with regulatory guidelines.

Consumer purpose loan risk classification is assigned in accordance with the Uniform Retail Credit Classification, based on delinquency and accrual status.

An important aspect of our assessment of risk is the ongoing completion of periodic risk rating reviews. As part of these reviews, we seek to review the risk ratings of each facility within a customer relationship and may recommend an upgrade or downgrade to the risk ratings. Our policy is to review two times per year all customer relationships with an aggregate exposure of $10.0 million or greater as well as all SNC. Additionally, all customer relationships with an aggregate exposure of $2.5 million to $10.0 million are reviewed annually. Further, customer relationships with an aggregate exposure of $1.0 million and greater with pass/watch (defined as a borderline risk credit representing the weakest pass risk rating) or criticized risk ratings are reviewed quarterly. Certain relationships are exempt from review, such as relationships where our exposure is cash-secured. An updated risk rating scorecard is required during each risk review as well as with any credit event that requires credit approval.

Nonperforming Assets

Nonperforming assets (“NPA”) primarily consist of nonperforming loans (“NPL”) and other assets acquired through any means in full or partial satisfaction of a debt previously contracted. The following table presents all nonperforming assets and additional asset quality data for the dates indicated.

Table 16 – Nonperforming Assets

(In thousands)	March 31, 2020	December 31, 2019
Nonperforming loans(1)
Commercial and industrial	$136,712	$106,803
Commercial real estate	8,133	1,127
Consumer	14,808	7,289
Small business(2)	—	4,337
Total nonperforming loans	159,653	119,556
Foreclosed OREO and other NPA	15,679	5,958
Total nonperforming assets	$175,332	$125,514
NPL as a percentage of total loans	1.19%	0.92%
NPA as a percentage of loans plus OREO/other	1.31%	0.97%
NPA as a percentage of total assets	0.99%	0.71%
Total accruing loans 90 days or more past due	$1,999	$23,364

(1) Amounts are not comparable due to our adoption of CECL on January 1, 2020. Prior to this date, pools of individual ACI loans were excluded because they continued to earn interest income from the accretable yield at the pool level. With the adoption of CECL, the pools were discontinued, and performance is based on contractual terms for individual loans. Had CECL been in place at December 31, 2019, the amount of these PCD loans would have been approximately $43.0 million. Additionally, prior to January 1, 2020, we used recorded investment in this table. With the adoption of CECL we now use amortized cost.

(2) As of March 31, 2020, formerly Small Business balances are included in Commercial and Industrial and Commercial Real Estate. Prior period balances are presented as previously reported and may not be comparable by segment to the current period presentation.

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

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured under the terms of the loan or, if applicable, under the terms of the restructured loan. For the three months ended March 31, 2020 and 2019, an immaterial amount of contractual interest paid was recognized on the cash basis.

Our nonperforming loans have increased to 1.19% of our loan portfolio as of March 31, 2020 compared to 0.92% of our loan portfolio as of December 31, 2019. As noted above, the adoption of CECL resulted in $35.5 million or 27 basis points in additional NPLs in the PCD population at March 31, 2020 that were previously considered performing when evaluated as a pool under prior accounting methodology versus individually under CECL. Had CECL been in place at December 31, 2019, the amount of these PCD loans would have been $43.0 million. Our NPL in the originated population were 0.83% as of March 31, 2020 as compared to 0.82% as of December 31, 2019.

The following table includes our originated nonperforming assets for the periods presented.

Table 17 – Originated Nonperforming Assets

(In thousands)	March 31, 2020	December 31, 2019
Nonperforming loans(1)
Commercial and industrial
General C&I	$40,793	$43,630
Energy sector
E&P	18,034	5,206
Midstream	—	3,159
Energy services	1,137	1,417
Restaurant industry	43,985	45,032
Healthcare	2,362	3,770
Commercial real estate	252	—
Consumer	3,991	3,307
Small business(2)	—	1,395
Total nonperforming loans	110,554	106,916
E&P - net profits interests	4,071	4,330
Repossessed assets	10,600	—
Foreclosed OREO	27	—
Total nonperforming assets	$125,252	$111,246
Originated NPL as a percentage of total loans	0.83%	0.82%

(1) Amounts are not comparable due to our adoption of CECL on January 1, 2020. Prior to this date, we used recorded investment in this table. With the adoption of CECL we now use amortized cost.

(2) As of March 31, 2020, formerly Small Business balances are included in Commercial and Industrial and Commercial Real Estate. Prior period balances are presented as previously reported and may not be comparable by segment to the current period presentation.

Other Real Estate Owned and Other NPA. Other real estate owned consists of properties acquired through foreclosure and unutilized bank-owned properties. These properties, as held for sale properties, are initially recorded at fair value, less estimated costs to sell, on the date of foreclosure (establishing a new cost basis for the property). Subsequent to the foreclosure date, the OREO is maintained at the lower of cost or fair value. Any write-down to fair value required at the time of foreclosure is charged to the allowance for credit losses. Subsequent gains or losses on other real estate owned resulting from either the sale of the property or additional valuation allowances required due to further declines in fair value are reported in other noninterest expense.

The balance of foreclosed OREO was $1.0 million as of March 31, 2020 and consisted of ten properties compared to $1.6 million and eight properties as of December 31, 2019, with the majority related to foreclosures within our acquired loan portfolio. There were no additions to OREO resulting from foreclosure or repossession from a shared national credit during the three months ended March 31, 2020 and 2019.

In 2016, we received net profits interests (“NPIs”) in certain oil and gas reserves related to two energy credit bankruptcies that were charged-off in 2016. We recorded the NPIs at estimated fair value using a discounted cash flow analysis applied to the expected cash flows from the producing developed wells. We sold one NPI during 2018. The remaining NPI balance was $4.1 million as of March 31, 2020 compared to $4.3 million as of December 31, 2019. In addition, during the first quarter of 2020 we received assets of $4.3 million in the form of limited partnerships units related to two SNC energy credit bankruptcies and $6.3 million in inventory in a general C&I bankruptcy.

Past Due 90 Days and Accruing. We classify certain loans with principal or interest past due 90 days or more as accruing loans if those loans are well secured and in the process of collection or are specifically determined to be impaired as accruing loans. The bulk of the accruing 90 days or more past due loans at December 31, 2019 reside in the ACI portfolio prior to the adoption of CECL. As of March 31, 2020, the majority of these loans are within the acquired residential portfolio. These loans are monitored on a monthly basis by both the lines of business and credit administration.

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

All TDRs are reported as impaired. An impaired classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. Nonperforming loans and impaired loans have unique definitions. Some loans may be included in both categories, whereas other loans may only be included in one category. As of March 31, 2020, there were SNCs totaling $15.1 million designated as TDRs compared to $7.7 million as of December 31, 2019.

The following table provides information regarding loans that were modified into TDRs for the periods indicated.

Table 18 – Loans Modified into TDRs

	For the Three Months Ended March 31,
	2020		2019
(Dollars in thousands)	Number of TDRs	Amortized Cost(1)	Number of TDRs	Amortized Cost
Commercial and industrial	7	$65,691	1	$24,369
Total	7	$65,691	1	$24,369

(1) Less than $0.1 million of net accrued interest receivable is excluded from the loan balances above as of March 31, 2020.

The loans that were modified into TDRs during the three months ended March 31, 2020 were primarily general C&I and restaurant loans. The loan that was modified into a TDR during the three months ended March 31, 2019 was a general C&I loan.

The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term. Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 days past due status with respect to principal and/or interest payments.

For the three-month periods ended March 31, 2020 and March 31, 2019, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date. During the three months ended March 31, 2020, approximately $6.8 million in charge-offs were taken related to one general C&I loan that was modified into a TDR during the same period.

Additionally, in March 2020, regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus which allows loan modifications due to the effects of Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to not be identified as a TDR. For the three-month period ended March 31, 2020, the Company had no loan modifications due to the effects of COVID-2019 but expects additional loans to be restructured due to the effects of COVID-19 in the coming periods that will not be identified as TDRs in accordance with this interagency statement.

Potential Problem Loans. Potential problem loans represent loans that are currently performing, but for which available information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the repayment terms in the future and which may result in the classification of such loans as nonperforming at some time in the future. These loans are not included in the amounts of nonaccrual or restructured loans presented above but there is a reasonable possibility that they may become nonperforming before the end of the second quarter 2020. We cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, become restructured, or require increased allowance coverage and provision for credit losses. We have identified approximately $64 million in credits as potential problem loans at March 31, 2020. Any potential problem loans would be assessed for loss exposure consistent with the methods described in Notes 1 and 4 to our Consolidated Financial Statements.

We expect the levels of nonperforming assets and potential problem loans to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with our degree of success in resolving problem assets. We seek to take a proactive approach with respect to the identification and resolution of problem loans.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) is maintained at a level that management believes is adequate to absorb expected credit losses on loans in the loan portfolio as of the reporting date. On January 1, 2020 we adopted CECL which replaces the current incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Events that are not within our control, such as changes in economic factors, could change after the reporting date and could cause increases or decreases to the ACL. The amount of the allowance is affected by loan charge-offs, which decrease the allowance; recoveries on loans previously charged off, which increase the allowance; and the provision for credit losses charged to earnings, which increases the allowance (see Notes 1 and 4 to the Consolidated Financial Statements). This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change.

Total ACL as of March 31, 2020 was $245.2 million or 1.83% of total loans (net of unearned discounts and fees) of $13.4 billion. This compares with $119.6 million on loans of $13.0 billion or 0.92% of total loans at December 31, 2019. The adoption of the CECL accounting standard on January 1, 2020 increased the ACL by $75.9 million. The ACL was increased an additional $82.2 million in provision for the quarter which includes the forecasted effects of COVID-19 on the various loan segments due to higher unemployment, lower GDP, market volatility, and real estate prices. Our estimate of the ACL used the baseline Pandemic scenario provided by a nationally recognized service released on April 4, 2020, as adjusted for consideration of certain qualitative and environmental factors. Loan charge-offs recognized during the first quarter of 2020 are higher than the first quarter of 2019 as a result of credit migration that has occurred primarily in the Restaurant and General C&I classes.

The following table presents the allocation of the allowance for credit losses and the percentage of these loans to total loans. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb any losses in any category.

Table 19 – Allocation of Allowance for Credit Losses

	Allowance for Credit Losses(1)		Percent of ACL to Each Category of Loans(1)		Percent of Loans in Each Category to Total Loans(1)
(In thousands)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Commercial and industrial	$154,585	$84,309	1.99%	1.23%	57.86%	52.63%
Commercial real estate	53,418	14,093	1.79%	0.51%	22.26%	21.23%
Consumer	37,243	15,392	1.40%	0.57%	19.88%	20.51%
Small business	—	5,849	0.00%	0.80%	0.00%	5.62%
Total allowance for credit losses	245,246	119,643	1.83%	0.92%	100.00%	100.00%
Reserve for unfunded commitments(2)	3,222	1,699
Total	$248,468	$121,342

(1) As of March 31, 2020, formerly Small Business balances are included in Commercial and Industrial and Commercial Real Estate. Prior period balances are presented as previously reported and may not be comparable by segment to the current period presentation.

(2) The reserve for unfunded commitments is recorded in other liabilities in the consolidated balance sheets.

As of March 31, 2020, $154.6 million or 63.0% of our ACL is attributable to our C&I loan segment compared to $84.3 million or 70.5% as of December 31, 2019. The ACL as a percentage of the C&I portfolio was 1.99% as of March 31, 2020 compared to 1.23% as of December 31, 2019. As of March 31, 2020, $53.4 million or 21.8% of our ACL is attributable to the CRE loan segment compared to $14.1 million or 11.8% as of December 31, 2019. The ACL as a percentage of the CRE portfolio has increased to 1.79% as of March 31, 2020 from 0.51% as of December 31, 2019. As of March 31, 2020, $37.2 million or 15.2% of our ACL is attributable to the Consumer loan segment compared to $15.4 million or 12.9% as of December 31, 2019. The ACL as a percentage of the Consumer portfolio has increased to 1.40% as of March 31, 2020 from 0.57% as of December 31, 2019. These increases reflect the adoption of CECL and the effects of COVID-19. As of March 31, 2020, $54.4 million or 22.2% of the total ACL was attributable to SNC loans compared to $32.0 million or 26.7% as of December 31, 2019. The ACL methodology is consistent whether or not a loan is a SNC.

During the first quarter of 2020, we recorded net charge-offs of $32.5 million or 0.99% annualized of average loans compared to $0.6 million, or 0.02% annualized and $35.3 million, or 1.04% annualized for the quarters ended March 31, 2019 and December 31, 2019, respectively. The current quarter charge-offs included $21.4 million in four general C&I credits, $9.4 million in three restaurant credits, and $0.8 million in one energy credit. Of these charge-offs, $19.0 million were SNC credits within the Energy and general C&I portfolios.

The following tables summarize certain information with respect to our ACL on the total loan portfolio and the composition of charge-offs and recoveries for the periods indicated.

Table 20 – Allowance for Credit Losses Rollforward

	For the Three Months Ended March 31, 2020
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Total Allowance for Credit Losses
As of December 31, 2019	$89,796	$15,319	$14,528	$119,643
Cumulative effect of the adoption of CECL	32,951	20,599	22,300	75,850
As of January 1, 2020	122,747	35,918	36,828	195,493
Provision for loan losses	63,684	17,798	756	82,238
Charge-offs	(31,987)	(478)	(633)	(33,098)
Recoveries	141	180	292	613
As of March 31, 2020	$154,585	$53,418	$37,243	$245,246

Loans at end of period, net of unearned income				$13,392,191
Average loans, net of unearned income				13,161,371
Ratio of ending allowance to ending loans				1.83%
Ratio of net charge-offs to average loans(1)				0.99
Net charge-offs as a percentage of:
Provision for credit losses				39.50
Allowance for credit losses(1)				52.98
ACL as a percentage of NPL				153.61

(1) Annualized for the three months ended March 31, 2020.

	For the Three Months Ended March 31, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total Allowance for Credit Losses
As of December 31, 2018	$66,316	$10,452	$13,703	$3,907	$94,378
Provision for credit losses	9,299	102	1,206	603	11,210
Charge-offs	(461)	(85)	(234)	(158)	(938)
Recoveries	372	—	15	1	388
As of March 31, 2019	$75,526	$10,469	$14,690	$4,353	$105,038

Loans at end of period, net of unearned income					$13,624,954
Average loans, net of unearned income					13,798,386
Ratio of ending allowance to ending loans					0.77%
Ratio of net charge-offs to average loans(1)					0.02
Net charge-offs as a percentage of:
Provision for credit losses					4.91
Allowance for credit losses(1)					2.09
ACL as a percentage of NPL					135.21

(1) Annualized for the three months ended March 31, 2019.
Total criticized loans at March 31, 2020 were $665.7 million or 4.97% of total loans as compared to $605.1 million or 4.66% at December 31, 2019. The linked quarter increase included net downgrades in energy credits and general C&I credits, partially mitigated by net upgrades of $28.3 million in technology credits. The level of criticized loans in the loan portfolio is presented in the following tables for the periods ended March 31, 2020 and December 31, 2019.

Table 21 – Criticized Loans

	As of March 31, 2020(1)
(Amortized cost in thousands)	Special Mention	Substandard	Doubtful	Total Criticized
Commercial and Industrial
General C&I	$64,326	$208,452	$7,130	$279,908
Energy	111,261	43,326	5,915	160,502
Restaurant	43,916	63,608	6,396	113,920
Healthcare	35,604	3,122	—	38,726
Total commercial and industrial	255,107	318,508	19,441	593,056
Commercial Real Estate
Industrial, retail, and other	30,158	14,241	—	44,399
Multifamily	1,219	—	—	1,219
Office	327	9,907	—	10,234
Total commercial real estate	31,704	24,148	—	55,852
Consumer
Residential	—	16,760	—	16,760
Other	—	8	—	8
Total consumer	—	16,768	—	16,768
Total	$286,811	$359,424	$19,441	$665,676

(1) As of March 31, 2020, formerly Small Business balances are included in Commercial and Industrial and Commercial Real Estate. Prior period balances are presented as previously reported and may not be comparable by segment to the current period presentation.

	As of December 31, 2019(1)
(Recorded investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized
Commercial and Industrial
General C&I	$70,058	$204,087	$8,191	$282,336
Energy sector	66,235	26,439	2,754	95,428
Restaurant industry	45,456	58,559	4,697	108,712
Healthcare	22,414	3,984	—	26,398
Total commercial and industrial	204,163	293,069	15,642	512,874
Commercial Real Estate
Income producing	36,205	7,125	—	43,330
Land and development	8,997	2,350	—	11,347
Total commercial real estate	45,202	9,475	—	54,677
Consumer
Residential real estate	152	11,603	—	11,755
Other	—	81	—	81
Total consumer	152	11,684	—	11,836
Small Business Lending	6,573	19,126	—	25,699
Total	$256,090	$333,354	$15,642	$605,086

(1) As of March 31, 2020, formerly Small Business balances are included in Commercial and Industrial and Commercial Real Estate. Prior period balances are presented as previously reported and may not be comparable by segment to the current period presentation.

Deposits. Deposits at March 31, 2020 totaled $14.5 billion as compared to $14.7 billion at December 31, 2019. First quarter 2020 core deposit declines reflect an intentional reduction in certain higher priced and larger depositor relationships and seasonal public fund and large corporate deposit declines, partially offset by granular core deposit account growth. Our strategy is to fund asset growth primarily with customer deposits in order to maintain a stable liquidity profile and a more competitive cost of funds. We categorize deposits as brokered and non-brokered consistent with the banking industry.

The following table illustrates the growth in our deposits during the periods indicated:

Table 22 – Deposits

			Percent to Total		Percentage Change
(In thousands)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	2020 vs 2019
Noninterest-bearing demand	$3,959,721	$3,833,704	27.3%	26.0%	3.3%
Interest-bearing demand	7,697,502	8,076,735	53.1	54.8	(4.7)
Savings	275,143	268,848	1.9	1.8	2.3
Time deposits less than $100,000	1,039,894	973,329	7.2	6.6	6.8
Time deposits greater than $100,000	1,517,245	1,590,178	10.5	10.8	(4.6)
Total deposits	$14,489,505	$14,742,794	100.0%	100.0%	(1.7)%

Total brokered deposits	$577,896	$195,194	4.0%	1.3%	196.1%

Domestic time deposits $250,000 and over were $607.1 million and $644.1 million at March 31, 2020 and December 31, 2019, respectively, which represented 4.2% and 4.4% of total deposits at March 31, 2020 and at December 31, 2019, respectively.

The following tables set forth our average deposits and the average rates expensed for the periods indicated:

Table 23 – Average Deposits/Rates

	Three Months Ended March 31,
	2020		2019
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
(In thousands)	Outstanding	Paid	Outstanding	Paid
Noninterest-bearing demand	$3,658,612	—%	$3,334,399	—%
Interest-bearing deposits:
Interest-bearing demand	8,121,641	1.07	8,011,001	1.48
Savings	272,444	0.47	248,651	0.37
Time deposits	2,521,917	2.03	2,985,720	2.33
Total interest-bearing deposits	10,916,002	1.28%	11,245,372	1.68%
Total average deposits	$14,574,614	0.96%	$14,579,771	1.30%

Borrowings

The following is a summary of our borrowings for the periods indicated:

Table 24 – Borrowings

(In thousands)	March 31, 2020	December 31, 2019
Advances from FHLB	$100,000	$100,000
Senior debt	49,955	49,938
Subordinated debt	183,032	182,712
Junior subordinated debentures	37,351	37,445
Notes payable	2,102	2,078
Total borrowings	$372,440	$372,173
Average total borrowings - YTD	$439,698	$437,186

At March 31, 2020, the outstanding advance from the FHLB was a long-term convertible advance. At March 31, 2020, we had borrowing availability of $1.3 billion from the FHLB.

In June 2014, we completed a $245 million unregistered multi-tranche debt transaction, and in March 2015, we completed an unregistered $50 million debt transaction ($10 million senior; $40 million subordinated). In June 2019, the Company completed a registered public offering of $85 million aggregate principal amount of 4.75% fixed to floating rate subordinated notes due 2029, the net proceeds of which, along with holding company cash, were used to redeem its 4.875% senior notes totaling $145 million due June 28, 2019.

The senior transactions were structured with four- and seven-year maturities to provide holding company liquidity and to stagger our debt maturity profile. The $35 million and $25 million subordinated debt transactions were structured with a fifteen-year maturity, ten-year call options, and fixed-to floating interest rates. The $85 million subordinated debt transaction was structured with a ten-year maturity, a five-year call option, and a fixed-to-floating interest rate. The $40 million subordinated debt transaction has a five-year call option. These subordinated debt structures were designed to achieve full Tier 2 capital treatment for 10 years.

On March 29, 2019, we entered into a credit agreement for a revolving loan facility in the amount of $100 million with a maturity date of March 29, 2020. On March 29, 2020, the Company renewed the credit agreement with a maturity date of March 29, 2021. There were no amounts outstanding under this line of credit at March 31, 2020. Any proceeds from the revolving line of credit will be used to finance general corporate purposes. Although the credit facility is unsecured, we agreed not to sell, pledge or transfer any part of our right, title or interest in our subsidiary bank while the credit agreement is in place. Due to the effect on net income of the non-cash goodwill impairment charge recognized in the first quarter 2020, we failed to meet certain covenants under our credit agreement which have been waived through June 30, 2020.

Shareholders’ Equity

As of March 31, 2020 and December 31, 2019, our ratio of shareholders’ equity to total assets was 12.26% and 13.82%, respectively, and we had tangible common equity ratios of 11.53% and 10.87%, respectively. Shareholders’ equity was $2.1 billion at March 31, 2020, a decrease of $347.3 million from December 31, 2019. The decrease resulted from the net loss for the quarter of $399.3 million combined with the cumulative effect of adopting CECL of $62.8 million, dividends of $22.1 million, and the purchase of $30.0 million of common shares under our common stock repurchase program. These items were partially offset by an increase of $166.0 million of other comprehensive income which was due to increases in the fair value of our investment securities portfolio and interest rate collar. At March 31, 2020, approximately $100 million remains in our authorized share repurchase program, however we do not currently anticipate additional repurchases in the near future.

Regulatory Capital

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

Additionally, the regulatory capital requirements impose a capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer is on top of minimum risk-weighted asset ratios and is equal to the lowest difference between the three risk-based capital ratios less the applicable minimum required ratio. The capital conservation buffer is 2.5% of common equity Tier 1 capital to risk-weighted assets. Banking institutions with ratios that are above the minimum but below the combined capital conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall and the institution’s eligible retained income (“ERI”). ERI is compiled using the past four quarter trailing net income, net of distributions and tax effects not reflected in net income.

On March 27, 2020, the federal banking agencies issued an interim final rule to delay the estimated impact on regulatory capital stemming from the adoption of CECL. The agencies granted this relief to allow institutions to focus on lending to customers in light of recent strains on the U.S economy due to COVID-19, while also maintaining the quality of regulatory capital. Under the interim rule, 100% of the Day-1 impact of the adoption of CECL and 25% of subsequent provisions for credit losses (“Day 2 impacts”) will be deferred over a two-year year period ending January 1, 2022. At that point, the amount will be phased into regulatory capital on a pro rata basis over a three-year period ending January 1, 2025.

At March 31, 2020, our capital ratios exceeded the requirements discussed above. Our actual regulatory capital amounts and ratios at March 31, 2020 are presented in the following table:

Table 25 – Regulatory Capital Amounts/Ratios

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
March 31, 2020
Tier 1 leverage	$1,777,399	10.1%	$1,875,239	10.6%
Common equity tier 1 capital	1,777,399	11.4	1,825,239	11.8
Tier 1 risk-based capital	1,777,399	11.4	1,875,239	12.1
Total risk-based capital	2,143,332	13.8	2,050,683	13.2
Minimum requirement:
Tier 1 leverage	704,395	4.0	704,633	4.0
Common equity tier 1 capital	698,790	4.5	698,584	4.5
Tier 1 risk-based capital	931,720	6.0	931,445	6.0
Total risk-based capital	1,242,293	8.0	1,241,927	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	880,791	5.0
Common equity tier 1 capital	N/A	N/A	1,009,066	6.5
Tier 1 risk-based capital	931,720	6.0	1,241,927	8.0
Total risk-based capital	1,552,866	10.0	1,552,409	10.0

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

As of March 31, 2020, all our liquidity measures were within our established guidelines.

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

Maturities of Time Deposits

The aggregate amount of time deposits in denominations of $100,000 or more as of March 31, 2020 and December 31, 2019, was $1.52 billion and $1.59 billion, respectively.

At March 31, 2020, the scheduled maturities of time deposits greater than $100,000 were as follows:

Table 26 – Time Deposit Maturity Schedule

	March 31, 2020
(In thousands)	Amount	Average Interest Rate
Under 3 months	$482,085	2.33%
3 to 6 months	378,473	1.95
6 to 12 months	475,340	1.73
12 to 24 months	159,906	1.78
24 to 36 months	11,640	1.83
36 to 48 months	2,954	1.91
Over 48 months	6,847	0.87
Total	$1,517,245	2.01%

Cash Flow Analysis

Cash and cash equivalents

At March 31, 2020, we had $609.4 million in cash and cash equivalents on hand, a decrease of $379.4 million or 38.4% from our cash and cash equivalents of $988.8 million at December 31, 2019. At March 31, 2020 our cash and cash equivalents comprised 3.5% of total assets compared to 5.6% at December 31, 2019. We monitor our liquidity position and increase or decrease our short-term liquid assets as necessary.

2020 vs 2019

As shown in the Condensed Consolidated Statements of Cash Flows, operating activities provided $409.3 million in the three months ended March 31, 2020 compared to use of net funds of $85.0 million in the three months ended March 31, 2019. The increase in operating funds during the three months ended March 31, 2020 was due to $368.6 million from the termination of the interest rate collar and $204.1 million from proceeds from paydowns and sales of loans held for sale offset by $211.8 million from origination of loans held for sale.

Investing activities during the three months ended March 31, 2020 used net funds of $483.3 million, primarily due to $240.7 million in purchases of available-for-sale securities and $436.8 million in net loan funding. This was offset by $113.4 million from proceeds from maturities, calls, and paydowns of securities available-for-sale, $46.9 million from proceeds from sale of loans held for sale, and $37.9 million from proceeds from sales of securities available-for-sale. This compares to investing activities during the three months ended March 31, 2019 provided $315.1 million of net funds, primarily due to net cash received in the business acquisitions, sales and other cash flows from available-for-sale securities of $544.7 million offset by net loan funding of $229.8 million.

Financing activities during the three months ended March 31, 2020 used net funds of $305.4 million, due to the purchase of $30.0 million in our common stock, dividends of $22.1 million, and a net decrease of $253.3 million in deposits, which was due to core deposit declines of $636 million reflect an intentional reduction in certain higher priced and larger depositor relationships totaling nearly $1 billion and seasonal public fund and large corporate deposit declines of $175 million, partially offset by granular core deposit account growth of nearly $550 million. This compares to financing activities during the three months ended March 31, 2019 that used $466.3 million in funds primarily due to a decrease in deposits of $606.1 million, purchase of $58.8 million in our common stock, dividends of $22.7 million offset by an increase in FHLB borrowings of $245 million.

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

Our adjusted noninterest expenses represent total noninterest expenses net of any merger, restructuring or other non-routine expense items. Our adjusted operating revenue is equal to net interest income plus noninterest income excluding gains and losses on sales of securities and other non-routine revenue items. In our judgment, the adjustments made to noninterest expense and operating revenue allow management and investors to better assess our performance by removing the volatility that is associated with certain other discrete items that are unrelated to our core business.

Tangible common equity is defined as total shareholders’ equity less goodwill and other intangible assets. We believe that this measure is important to many investors in the marketplace who are interested in changes from period to period in common shareholders’ equity exclusive of changes in intangible assets. Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing both common equity and assets while not increasing our tangible common equity or tangible assets.

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

Tangible net income is defined as net income plus goodwill impairment and intangible asset amortization, net of tax. Adjusted tangible net income is defined as net income plus goodwill impairment and intangible asset amortization, net of tax, plus non-routine item, net of tax. Non-routine items include merger related expenses, net securities gains, and other non-routine expenses.

Adjusted net income is defined as net income plus goodwill impairment, net of tax, and plus or minus total non-routine items, net of tax. Non-routine items include merger related expenses, gain on acquired loans, net securities gains, and other non-routine income and expenses. We believe the most directly comparable GAAP financial measure is net income.

Tangible book value per share is defined as book value, excluding the impact of goodwill and other intangible assets, if any, divided by shares of our common stock outstanding.

Adjusted return on average assets is defined as adjusted net income divided by average assets. We believe the most directly comparable GAAP financial measure is the return on average assets.

Adjusted net income allocated to common stock is defined as net income allocated to common stock plus goodwill impairment, net of tax, and plus total non-routine items. We believe the most directly comparable GAAP financial measure is net income allocated to common stock.

Adjusted diluted earnings per share is defined as adjusted net income allocated to common stock divided by diluted weighted average common shares outstanding. We believe the most directly comparable GAAP financial measure is diluted earnings per share.

Adjusted pre-tax, pre-provision net earnings is defined as income before taxes, provision for credit losses, goodwill impairment, and non-routine items. We believe the most directly comparable GAAP financial measure is income before taxes.

The following table is a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Table 27 – Non-GAAP Financial Measures

	As of and for the Three Months Ended		As of and for the Year Ended
(In thousands, except share and per share data)	March 31, 2020	March 31, 2019	December 31, 2019
Efficiency ratio
Noninterest expenses (numerator)	$537,653	$113,440	$408,770
Net interest income	$153,468	$169,289	$651,173
Noninterest income	35,069	30,664	130,925
Operating revenue (denominator)	$188,537	$199,953	$782,098
Efficiency ratio	285.17%	56.73%	52.27%
Adjusted efficiency ratio
Noninterest expenses	$537,653	$113,440	$408,770
Less: non-cash goodwill impairment charge	443,695	—	—
Less: merger related expenses	1,282	22,000	28,497
Less: pension plan termination expense	—	—	1,225
Less: expenses related to COVID-19 pandemic	122	—	—
Adjusted noninterest expenses (numerator)	$92,554	$91,440	$379,048
Net interest income	$153,468	$169,289	$651,173
Noninterest income	35,069	30,664	130,925
Plus: revaluation of receivable from sale of insurance assets	—	—	2,000
Less: gain on sale of acquired loans	—	—	2,777
Less: securities gains (losses), net	2,994	(12)	2,018
Adjusted noninterest income	32,075	30,676	128,130
Adjusted operating revenue (denominator)	$185,543	$199,965	$779,303
Adjusted efficiency ratio	49.88%	45.73%	48.64%
Tangible common equity ratio
Shareholders’ equity	$2,113,543	$2,302,823	$2,460,846
Less: goodwill and other intangible assets, net	(142,782)	(598,674)	(590,949)
Tangible common shareholders’ equity	1,970,761	1,704,149	1,869,897
Total assets	17,237,918	17,452,911	17,800,229
Less: goodwill and other intangible assets, net	(142,782)	(598,674)	(590,949)
Tangible assets	$17,095,136	$16,854,237	$17,209,280
Tangible common equity ratio	11.53%	10.11%	10.87%
Tangible book value per share
Shareholders’ equity	$2,113,543	$2,302,823	$2,460,846
Less: goodwill and other intangible assets, net	(142,782)	(598,674)	(590,949)
Tangible common shareholders’ equity	$1,970,761	$1,704,149	$1,869,897
Common shares outstanding	125,897,827	128,762,201	127,597,569
Tangible book value per share	$15.65	$13.23	$14.65

	As of and for the Three Months Ended		As of and for the Year Ended
(In thousands, except share and per share data)	March 31, 2020	March 31, 2019	December 31, 2019
Return on average tangible common equity
Average common equity	$2,446,810	$2,241,652	$2,373,856
Less: average intangible assets	(584,513)	(602,446)	(598,546)
Average tangible common shareholders’ equity	$1,862,297	$1,639,206	$1,775,310
Net (loss) income	$(399,311)	$58,201	$201,958
Plus: non-cash goodwill impairment charge, net of tax	412,918	—	—
Plus: intangible asset amortization, net of tax	4,261	4,628	18,240
Tangible net income	$17,868	$62,829	$220,198
Return on average tangible common equity(1)	3.86%	15.54%	12.40%
Adjusted return on average tangible common equity
Average tangible common shareholders’ equity	$1,862,297	$1,639,206	$1,775,310
Tangible net income	$17,868	$62,829	$220,198
Non-routine items:
Plus: merger related expenses	1,282	22,000	28,497
Plus: pension plan termination expense	—	—	1,225
Plus: expenses related to COVID-19 pandemic	122	—	—
Plus: revaluation of receivable from sale of insurance assets	—	—	2,000
Less: gain on sale of acquired loans	—	—	2,777
Less: securities gains (losses), net	2,994	(12)	2,018
Tax expense:
Less: income tax effect of tax deductible non-routine items	(464)	4,694	5,756
Total non-routine items, after tax	(1,126)	17,318	21,171
Adjusted tangible net income	$16,742	$80,146	$241,369
Adjusted return on average tangible common equity(1)	3.62%	19.83%	13.60%
Adjusted return on average assets
Average assets	$17,694,018	$17,634,267	17,689,126
Net (loss) income	$(399,311)	$58,201	$201,958
Return on average assets	(9.08)%	1.34%	1.14%
Net (loss) income	$(399,311)	$58,201	$201,958
Plus: non-cash goodwill impairment charge, net of tax	412,918	—	—
Total non-routine items, after tax	(1,126)	17,318	21,171
Adjusted net income	$12,481	$75,519	$223,129
Adjusted return on average assets(1)	0.28%	1.74%	1.26%
Adjusted diluted earnings per share
Diluted weighted average common shares outstanding	126,630,446	130,549,319	129,017,599
Net income allocated to common stock	$(399,311)	$58,028	$201,275
Plus: non-cash goodwill impairment, net of tax	412,918	—	—
Total non-routine items, after tax	(1,126)	17,318	21,171
Adjusted net income allocated to common stock	$12,481	$75,346	$222,446
Adjusted diluted earnings per share	$0.10	$0.58	$1.72
Adjusted pre-tax, pre-provision net earnings
Income before taxes	$(432,545)	$75,303	$262,301
Plus: Provision for credit losses	83,429	11,210	111,027
Plus: non-cash goodwill impairment	443,695	—	—
Plus: Total non-routine items before taxes	(1,590)	22,012	26,927
Adjusted pre-tax, pre-provision net earnings	$92,989	$108,525	$400,255

(1)	Annualized for the three months ended March 31, 2020 and 2019.

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

LIBOR Transition. An additional emerging risk related to IRR is the transition of the market from LIBOR to an alternative benchmark index anticipated through 2021. Management has formed a cross-functional project team to manage the assessment, identification, and resolution of risks and potential issues related to the transition from LIBOR to a replacement index. This team reports to the ALCO and Enterprise Risk Management, who will provide regular reports to the Board of Directors. See “Risk Factors—We May Be Adversely Impacted by The Transition from LIBOR as a Reference Rate” in our 2019 Annual Report on Form 10-K.

Table 28 – Interest Rate Sensitivity

Interest Rate Exposures

Based upon the current interest rate curves as of March 31, 2020, our NII simulation model projects our sensitivity over the next 12 months to an instantaneous increase or decrease in interest rates was as follows:

	Increase (Decrease)
(Dollars in millions)	Net Interest Income		Economic Value of Equity
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent	Amount	Percent
+ 200 BP	$155.4	23.82%	$709.4	21.92%
+ 100 BP	74.4	11.40	404.2	12.49
- 25 BP	(18.0)	(2.76)	(113.9)	(3.52)

Based upon the current interest rate curves as of March 31, 2020, the following table reflects our NII sensitivity over the next 12 months to a gradual increase or decrease in interest rates over a twelve-month period:

	Increase (Decrease)
(Dollars in millions)	Net Interest Income
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent
+ 200 BP	$124.8	19.13%
+ 100 BP	59.2	9.08
- 25 BP	(19.5)	(2.99)

Both the NII and EVE simulations include 12-month assumptions regarding balances, asset prepayment speeds, deposit repricing and runoff and interest rate relationships among balances that management believes to be reasonable for the various interest rate environments. With rates having fallen materially this quarter, the down 100 basis point scenario would result in market rates reaching ﬂoored and negative values which can produce a distorted view of interest rate risk metrics. Management believes using the down 25 basis point scenario is more meaningful in the current market rate environment than the down 100 basis point scenario. Management does consider additional scenarios with forecasted negative market rates which would result in margin deterioration. Differences in actual occurrences from these assumptions, as well as non-parallel changes in the yield curve, may change our market risk exposure.

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

In February 2019, the Company entered into a $4.0 billion notional interest rate collar with a five-year term. In March 2020, the collar was terminated and resulted in a $261.2 million realized gain. The value received in exchange for the termination assumed an average 1-month LIBOR rate of 0.5785% over the next four years. The gain, currently reflected in other comprehensive income net of deferred income taxes, will amortize over the next four years into interest income. (See Note 6 to the consolidated financial statements.)

In March 2016, the Company entered into interest rate swap agreements to manage overall cash flow changes related to IRR exposure on the 1-Month LIBOR rate indexed loans. At March 31, 2020, the Company has outstanding the following interest rate swap agreements:

Table 29 – Summary of Cash Flow Hedges

Effective Date	Maturity Date	Notional Amount (In Thousands)	Fixed Rate	Variable Rate
March 8, 2016	February 27, 2026	175,000	1.60%	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.59%	1 Month LIBOR

The following summarizes all derivative positions as of March 31, 2020 and December 31, 2019:

Table 30 – Derivative Positions

	March 31, 2020			December 31, 2019
		Fair Value			Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$350,000	$23,497	$—	$350,000	$—	$643
Commercial loan interest rate collars	—	—	—	4,000,000	239,213	—
Total derivatives designated as hedging instruments	350,000	23,497	—	4,350,000	239,213	643
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	1,203,681	24,533	1,956	1,008,805	8,386	899
Commercial loan interest rate caps	171,470	11	11	167,185	18	18
Commercial loan interest rate floors	613,250	15,634	15,634	654,298	8,836	8,836
Commercial loan interest rate collars	73,332	711	711	75,555	257	257
Mortgage loan held-for-sale interest rate lock commitments	21,350	333	—	4,138	22	—
Mortgage loan forward sale commitments	2,705	—	23	4,109	26	—
Mortgage loan held-for-sale floating commitments	7,732	—	—	1,523	—	—
Foreign exchange contracts	73,937	1,614	1,208	74,322	379	558
Total derivatives not designated as hedging instruments	2,167,457	42,836	19,543	1,989,935	17,924	10,568
Total derivatives	$2,517,457	$66,333	$19,543	$6,339,935	$257,137	$11,211

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

(b)	Internal Control Over Financial Reporting

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Any control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are achieved. The design of a control system inherently has limitations, including the controls’ cost relative to their benefits. Additionally, controls can be circumvented. No cost-effective control system can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

PART II: OTHER INFORMATION

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

Cadence Securities Class Action Litigation. On September 16, 2019, a Cadence Bancorporation shareholder filed a putative class action complaint against Cadence Bancorporation and certain senior officers. Following consolidation of a related matter and appointment of lead plaintiffs, the lead plaintiffs filed an amended complaint on January 31, 2020, which asserted claims under Sections 10(b) and 20 of the Securities Exchange Act on behalf of a putative class of persons and entities that purchased or otherwise acquired Cadence Bancorporation securities between July 23, 2018, and January 23, 2020, inclusive. The amended complaint alleges that Cadence Bancorporation and the individual defendants made materially misleading statements about the credit quality of Cadence Bancorporation’s loan portfolio, did not timely charge off bad debt or record sufficient loss provisions to reserve against the risk of loss, and maintained an inadequate allowance for credit losses. The consolidated case is captioned Frank Miller et al. v. Cadence Bancorporation et al., Case No. H-19-3492-LNH, in the United States District Court for the Southern District of Texas. Cadence Bancorporation and the individual defendants have filed a motion to dismiss and intend to mount a vigorous defense. The case is in its preliminary stages, discovery has not yet commenced, and it is not possible at this time to estimate the likelihood or amount of any potential damages exposure.

ITEM 1A. RISK FACTORS.

The following represents a material change in our risk factors from those disclosed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2019.

 The COVID-19 pandemic is adversely affecting us and our customers, counterparties, employees, and third-party service providers, and the continued adverse impacts on its business, financial position, results of operations, and prospects could be significant.

The spread of COVID-19 has created a global public-health crisis that has resulted in widespread volatility and deteriorations in household, business, economic, and market conditions. The extent of the impact of the COVID-19 pandemic on the Company’s capital, liquidity, and other financial positions and on its business, results of operations, and prospects will depend on a number of evolving factors, including:

The duration, extent, and severity of the COVID-19 pandemic. COVID-19 does not yet appear to be contained and could affect significantly more households and businesses. The duration and severity of the COVID-19 pandemic continue to be impossible to accurately predict.

•

The response of governmental and nongovernmental authorities. The actions of many governmental and nongovernmental authorities have been directed toward curtailing household and business activity to contain COVID-19 while simultaneously deploying fiscal- and monetary-policy measures to partially mitigate the adverse effects on individual households and businesses. These actions are not always coordinated or consistent across jurisdictions but, in general, have been rapidly expanding in scope and intensity.

•

The effect on the Company’s customers, counterparties, employees, and third-party service providers. COVID-19 and its associated consequences and uncertainties may affect individuals, households, and businesses differently and unevenly. In the near-term if not longer, however, the Company’s credit, operational, and other risks are generally expected to increase

•

The effect on economies and markets. Whether the actions of governmental and nongovernmental authorities will be successful in mitigating the adverse effects of COVID-19 is unclear. National, regional, and local economies and markets could suffer disruptions that are lasting. An economic slowdown could adversely affect the Company’s origination of new loans and the performance of its existing loans. In addition, governmental actions are meaningfully influencing the interest-rate environment, which could adversely affect the Company’s results of operations and financial condition.

We are unable to estimate the impact of COVID-19 on the Company’s business and operations at this time. The COVID-19 pandemic could cause the Company to experience higher credit losses in our lending portfolio, additional impairment of our goodwill and other financial assets, further reduced demand for its products and services, and other negative impacts on our financial position, results of operations, and prospects. Sustained adverse effects of the COVID-19 pandemic may also prevent the Company from satisfying our minimum regulatory capital ratios and other supervisory requirements, failing to be able to sustain the paying of dividends to shareholders, or result in downgrades in credit ratings.

Because of CECL, our financial results may be negatively affected as soon as weak or deteriorating economic conditions are forecasted and alter our expectations for credit losses. In addition, due to the expansion of the time horizon over which we are required to estimate future credit losses under CECL, we may experience increased volatility in our future provisions for credit losses. As a result, factoring in COVID-19, we incurred significant provision expense for credit losses in the first quarter of 2020 and may incur significant provision expense for credit losses in future periods as well.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS.

The following table presents information related to issuer purchases of equity securities during the first quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Be Purchased Under Publicly Announced Plans or Programs
January 2020	407,625	$15.93	407,625	$23,438,467
February 2020	1,423,060	$16.48	1,423,060	$99,985,044
March 2020	—	$—	—	$—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	Inline Interactive Financial Data

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cadence Bancorporation (Registrant)

Date: May 11, 2020	/s/ Paul B. Murphy
Paul B. Murphy
Chairman and Chief Executive Officer

Date: May 11, 2020	/s/ Valerie C. Toalson
Valerie C. Toalson
Executive Vice President and Chief Financial Officer