Form 10-Q
period 2020-06-30
Cadence Bancorporation
filed 2020-08-10
CIK 1614184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock	CADE	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $0.01 Par Value	125,962,766
Class	Outstanding as of August 7, 2020

Cadence Bancorporation

FORM 10-Q

For the Quarter Ended June 30, 2020

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
(In thousands, except share data)		(Audited)
ASSETS
Cash and due from banks	$185,919	$252,447
Interest-bearing deposits with banks	1,696,051	725,343
Federal funds sold	17,399	10,974
Total cash and cash equivalents	1,899,369	988,764
Investment securities available-for-sale, amortized cost of $2,574,282 and allowance for credit losses of zero at June 30, 2020	2,661,433	2,368,592
FRB and FHLB stock	77,358	76,752
Loans held for sale	38,631	87,649
Loans, net of unearned income	13,699,097	12,983,655
Less: allowance for credit losses	(370,901)	(119,643)
Net loans	13,328,196	12,864,012
Premises and equipment, net	126,620	127,867
Cash surrender value of life insurance	185,218	183,400
Net deferred tax asset	65,915	—
Goodwill	43,061	485,336
Other intangible assets, net	94,257	105,613
Other assets	337,695	512,244
Total assets	$18,857,753	$17,800,229
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$5,220,109	$3,833,704
Interest-bearing deposits	10,849,173	10,909,090
Total deposits	16,069,282	14,742,794
Federal Home Loan Bank advances	100,000	100,000
Senior debt	49,969	49,938
Subordinated debt	183,142	182,712
Junior subordinated debentures	37,448	37,445
Notes payable	1,663	2,078
Net deferred tax liability	—	24,982
Other liabilities	370,769	199,434
Total liabilities	16,812,273	15,339,383
Shareholders' equity:
Common stock $0.01 par value, authorized 300,000,000 shares; 133,148,613 shares issued and 125,930,741 shares outstanding at June 30, 2020 and 132,984,756 shares issued and 127,597,569 shares outstanding at December 31, 2019	1,331	1,330
Additional paid-in capital	1,875,651	1,873,063
Treasury stock, at cost, 7,217,872 shares and 5,387,187 shares, respectively	(130,725)	(100,752)
Retained earnings	25,763	572,503
Accumulated other comprehensive income	273,460	114,702
Total shareholders' equity	2,045,480	2,460,846
Total liabilities and shareholders' equity	$18,857,753	$17,800,229

See notes to consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans	$162,854	$202,011	$337,988	$407,762
Interest and dividends on securities:
Taxable	12,207	10,298	26,222	21,094
Tax-exempt	1,539	1,627	2,966	3,366
Other interest income	575	3,188	2,753	7,087
Total interest income	177,175	217,124	369,929	439,309
INTEREST EXPENSE
Interest on time deposits	10,451	20,298	23,195	37,484
Interest on other deposits	7,690	30,440	29,674	59,925
Interest on borrowed funds	4,320	5,599	8,878	11,824
Total interest expense	22,461	56,337	61,747	109,233
Net interest income	154,714	160,787	308,182	330,076
Provision for credit losses	158,811	28,927	242,240	40,137
Net interest income after provision for credit losses	(4,097)	131,860	65,942	289,939
NONINTEREST INCOME
Investment advisory revenue	6,505	5,797	12,111	11,439
Trust services revenue	4,092	4,578	8,908	8,913
Credit related fees	4,401	5,341	10,384	10,211
Service charges on deposit accounts	4,852	4,730	11,268	9,860
Bankcard fees	1,716	2,279	3,674	4,492
Payroll processing revenue	1,143	1,161	2,510	2,580
SBA income	1,335	1,415	3,243	2,864
Other service fees	1,528	1,907	3,440	4,011
Securities gains, net	2,286	938	5,280	926
Other income	2,092	3,576	4,201	7,090
Total noninterest income	29,950	31,722	65,019	62,386
NONINTEREST EXPENSE
Salaries and employee benefits	47,158	53,660	95,965	107,131
Premises and equipment	10,634	11,148	21,443	22,106
Merger related expenses	—	4,562	1,281	26,562
Goodwill impairment	—	—	443,695	—
Intangible asset amortization	5,472	5,888	11,065	11,961
Other expense	25,356	25,271	52,824	46,209
Total noninterest expense	88,620	100,529	626,273	213,969
(Loss) income before income taxes	(62,767)	63,053	(495,312)	138,356
Income tax (benefit) expense	(6,653)	14,707	(39,887)	31,809
Net (loss) income	$(56,114)	$48,346	$(455,425)	$106,547
Weighted average common shares outstanding (Basic)	125,924,652	128,791,933	126,277,549	129,634,049
Weighted average common shares outstanding (Diluted)	125,924,652	129,035,553	126,277,549	129,787,758
(Loss) earnings per common share (Basic)	$(0.45)	$0.37	$(3.61)	$0.82
(Loss) earnings per common share (Diluted)	$(0.45)	$0.37	$(3.61)	$0.82

See notes to consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net (loss) income	$(56,114)	$48,346	$(455,425)	$106,547
Other comprehensive (loss) income, net of tax:
Unrealized gains on securities available-for-sale:
Net unrealized gains, net of income taxes of $1,502, $5,617, $16,651, and $12,399	4,832	18,708	52,957	41,301
Less reclassification adjustments for gains realized in net income, net of income taxes of $542, $217, $1,252, and $214	1,744	721	4,028	712
Net change in unrealized gains on securities available-for-sale, net of tax	3,088	17,987	48,929	40,589
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains, net of income taxes of $959, $21,282, $41,879, and $32,393	3,087	76,153	129,399	113,165
Less reclassification adjustments for gains (losses) realized in net income, net of income taxes of $4,307, $(339), $6,232, and $(688)	13,388	(1,133)	19,570	(2,292)
Net change in unrealized gains (losses) on derivative instruments, net of tax	(10,301)	77,286	109,829	115,457
Other comprehensive (loss) income, net of tax	(7,213)	95,273	158,758	156,046
Comprehensive (loss) income	$(63,327)	$143,619	$(296,667)	$262,593

See notes to consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Class A Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated OCI	Total Shareholders' Equity
Balance at December 31, 2018	82,497	$836	$1,041,000	$(22,010)	$461,360	$(42,912)	$1,438,274
Net income	—	—	—	—	58,201	—	58,201
Equity-based compensation cost	—	—	1,188	—	—	—	1,188
Cash dividends declared ($0.175 per common share)	—	—	—	—	(22,727)	—	(22,727)
Dividend equivalents on restricted stock units	—	—	—	—	(125)	—	(125)
Purchase of treasury stock, at cost	(3,002)	—	—	(58,830)	—	—	(58,830)
Issuance of common shares for State Bank acquisition	49,232	492	825,621	—	—	—	826,113
Value of stock warrants assumed from State Bank	—	—	251	—	—	—	251
Common stock issuance costs	—	—	(295)	—	—	—	(295)
Issuance of common shares for restricted stock unit vesting	35	1	(1)	—	—	—	—
Issuance of treasury stock shares for exercise of stock warrants	—	—	(7)	7	—	—	—
Other comprehensive income	—	—	—	—	—	60,773	60,773
Balance at March 31, 2019	128,762	1,329	1,867,757	(80,833)	496,709	17,861	2,302,823
Net income	—	—	—	—	48,346	—	48,346
Equity-based compensation cost	—	—	2,711	—	—	—	2,711
Cash dividends declared ($0.175 per common share)	—	—	—	—	(22,539)	—	(22,539)
Dividend equivalents on restricted stock units	—	—	—	—	(257)	—	(257)
Common stock issuance costs	—	—	(285)	—	—	—	(285)
Issuance of common shares for restricted stock unit vesting	32	—	—	—	—	—	—
Issuance of treasury stock shares for exercise of stock warrants	5	—	(86)	86	—	—	—
Other comprehensive income	—	—	—	—	—	95,273	95,273
Balance at June 30, 2019	128,799	$1,329	$1,870,097	$(80,747)	$522,259	$113,134	$2,426,072

(continued on next page)

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(continued)

(In thousands, except per share data)	Class A Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated OCI	Total Shareholders' Equity
Balance at December 31, 2019	127,598	$1,330	$1,873,063	$(100,752)	$572,503	$114,702	$2,460,846
Net loss	—	—	—	—	(399,311)	—	(399,311)
Cumulative effect from adopting new accounting standard (Note 4)	—	—	—	—	(62,779)	—	(62,779)
Equity-based compensation cost	—	—	1,063	—	—	—	1,063
Cash dividends declared ($0.175 per common share)	—	—	—	—	(22,139)	—	(22,139)
Dividend equivalents on restricted stock units	—	—	—	—	(136)	—	(136)
Purchase of treasury stock, at cost	(1,831)	—	—	(29,973)	—	—	(29,973)
Issuance of common shares for restricted stock unit vesting	131	1	—	—	—	—	1
Other comprehensive income	—	—	—	—	—	165,971	165,971
Balance at March 31, 2020	125,898	1,331	1,874,126	(130,725)	88,138	280,673	2,113,543
Net loss	—	—	—	—	(56,114)	—	(56,114)
Equity-based compensation cost	—	—	1,525	—	—	—	1,525
Cash dividends declared ($0.05 per common share)	—	—	—	—	(6,296)	—	(6,296)
Dividend equivalents on restricted stock units	—	—	—	—	35	—	35
Issuance of common shares for restricted stock unit vesting	33	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(7,213)	(7,213)
Balance at June 30, 2020	125,931	$1,331	$1,875,651	$(130,725)	$25,763	$273,460	$2,045,480

See notes to consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES	$464,554	$132,067
CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisitions, net	—	414,342
Purchase of securities available-for-sale	(505,656)	(169,314)
Proceeds from sales of securities available-for-sale	180,605	254,109
Proceeds from maturities, calls and paydowns of securities available-for-sale	227,948	138,358
Purchases of other securities, net	(606)	(26,397)
Proceeds from sales of loans held for sale	47,018	16,984
Increase in loans, net	(758,878)	(228,789)
Purchase of premises and equipment	(5,320)	(4,772)
Proceeds from disposition of foreclosed property	2,087	4,787
Other, net	(9,227)	(1,317)
Net cash (used in) provided by investing activities	(822,029)	397,991
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits, net	1,326,488	(319,177)
Net change in securities sold under agreements to repurchase	—	(23,357)
Advances on line of credit	—	5,000
Net change in short term FHLB advances	—	(150,000)
Issuance of subordinated debentures	—	83,474
Proceeds from long term FHLB advances	—	100,000
Repayment of senior debt	—	(134,922)
Repurchase of common stock	(29,973)	(58,830)
Cash dividends paid on common stock	(28,435)	(45,266)
Net cash provided by (used in) financing activities	1,268,080	(543,079)
Net increase (decrease) in cash and cash equivalents	910,605	(13,022)
Cash and cash equivalents at beginning of period	988,764	779,280
Cash and cash equivalents at end of period	$1,899,369	$766,258
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$66,069	$101,974
Income taxes paid	984	30,692
Cash paid for amounts included in lease liabilities	5,562	5,683
Non-cash investing activities (at fair value):
Acquisition of real estate and other assets in settlement of loans	12,665	1,886
Transfers of loans held for sale to loans	10,500	33,464
Transfers of loans to loans held for sale	—	17,444
Securities purchased, net, with settlement after quarter end	132,353	—
Right-of-use assets (remeasured) obtained in exchange for operating lease liabilities	379	82,220

See notes to consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cadence Bancorporation (the “Company”) is a Delaware corporation and a financial holding company whose primary asset is its investment in its wholly owned subsidiary bank, Cadence Bank, National Association (the “Bank”).

Note 1—Summary of Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this report have been included. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Accounting Policies

Related Party Transactions

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices, and are within applicable regulatory and lending limitations. The aggregate balances of related party loans and deposits are insignificant as of June 30, 2020 and December 31, 2019.

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

The Company adopted ASC 326 and additional related guidance effective January 1, 2020, using the cumulative effect method. As a result of this adoption, the Company recognized an adjustment to retained earnings of $62.8 million, recorded a deferred tax asset of $19.5 million, and reclassed ACL of $6.1 million with respect to PCD loans, formerly ACI loans, as of January 1, 2020. Because the Company adopted ASC 326 with a cumulative effect adjustment as of January 1, 2020, the comparative results as of December 31, 2019, and for the three and six months ended June 30, 2019, have not been restated and continue to be reported under the incurred loss accounting model.

The Company has elected the transition provisions provided by the banking agencies and will phase in the regulatory capital effects of the “Day One” and subsequent provisions for loan losses resulting from adoption of CECL. See Note 12 for additional disclosure.

Other changes to the Company’s significant accounting policies pertaining to Loans and the ACL as incorporated under ASC 326 are as follows:

•

In accordance with ASC 326, the Company uses amortized cost as a basis for determining the ACL; whereas, prior to adopting ASC 326, under the incurred loss accounting model the Company used recorded investment. The components of amortized cost include unpaid principal balance (“UPB”), unamortized discounts and premiums, and unamortized deferred fees and costs. As permitted by ASC 326, the Company has elected to not include accrued interest receivable in the determination of amortized cost and measurement of expected credit losses and, instead, has an accounting policy to write off accrued interest deemed uncollectible in a timely manner.

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
o

Interest income for a PCD asset is recognized using the effective interest rate (“EIR”) calculated at initial measurement. This EIR is determined by comparing the amortized cost basis of the instrument to its contractual cash flows, consistent with ASC 310-20. Accordingly, since the PCD gross-up is included in the amortized cost, the purchase discount related to estimated credit losses on acquisition is not accreted into interest income. Only the noncredit-related discount or premium is accreted or amortized, using the EIR that was calculated at the time the asset was acquired.

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
o

The C&I loan segment includes loans to clients in specialized industries, including restaurant, healthcare, and technology. Additional commercial lending activities include energy, general corporate loans, business banking and community banking loans. The C&I segment uses loan level through-the-cycle probability-of-default (“PD”) and loss-given-default (“LGD”) ratings generated by Cadence’s scorecards. These PD ratings are conditioned by industry to reflect the effect of certain forecasted macroeconomic variables, such as market value, interest rate spreads, and unemployment rate.

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

o

The consumer loan segment primarily consists of one-to-four family residential real estate loans with terms ranging from 10 to 30 years; however, the portfolio is heavily weighted to the 30-year term. The Company offers both fixed and adjustable interest rates and does not originate subprime loans. These loans are typically closed-end first lien loans for purposes of purchasing property, or for refinancing existing loans with or without cash out. Our loans are primarily owner occupied, full documentation loans. This segment also offers consumer loans to our customers for personal, family and household purposes, auto, boat and personal installment loans, however, these loans are a small percentage of the portfolio. The consumer loan segment uses a loss-rate model. Life-time loss rates capture the effect of credit score, loan age, size, and other loan characteristics and include Cadence’s own assumptions for LGD and the expected life of the loan. The loss rates are also affected by macroeconomic variables such as the unemployment rate, retails sales percent change year-over-year, household employment percent change year-over-year, Federal Housing Finance Agency (“FHFA”) home price index, housing affordability index at origination, and median house price.

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

•

ASC 326 acknowledges that, because historical experience may not fully reflect an institution's expectations about the future, the institution should adjust historical loss information, as necessary, to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information. The quantitative models use baseline macroeconomic scenario forecast data provided by a nationally recognized rating agency for a reasonable and supportable period in estimating the current expected credit losses. The Company has elected an input reversion approach whereby the selected economic forecast for the identified macroeconomic variables revert to their historical trends. As a rule, the forecasts revert to their long-term equilibrium within two to five years or one “business cycle” depending on the segment. The Company monitors actual loss experience for each loan segment for adjustments required to the loss rates utilized.

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
•

The reserve for unfunded commitments is determined by assessing three distinct components: unfunded commitment volatility in the portfolio (excluding commitments related to letters of credit and commitment letters), adversely rated letters of credit, and adversely rated lines of credit. Unfunded commitment volatility is calculated on a trailing nine quarter basis; the resulting expected funding amount is then reserved for based on the current combined reserve rate of the funded portfolio. Adversely rated letters and lines of credit are assessed individually based on funding and loss expectations as of the period end. The reserve for unfunded commitments is recorded in other liabilities and the provision for losses on unfunded commitments is included in the provision for credit losses. Prior to adoption, the provision for losses on unfunded commitments was recorded in other noninterest expense. As of June 30, 2020 and December 31, 2019, the reserve for unfunded commitments totaled $3.8 million and $2.0 million, respectively.

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

Wealth & Pension

On July 1, 2019, the Company’s wholly owned subsidiary, Linscomb & Williams, Inc., acquired certain assets and assumed certain liabilities of Wealth and Pension Services Group, Inc. (“W&P”), a fee-based investment advisory firm with its principal office in Atlanta, Georgia. The Company completed the accounting for the acquisition and the measurement period was closed on June 30, 2020. The total purchase consideration paid of $8.0 million included an initial cash payment of $5.2 million and future cash payments totaling approximately $2.1 million to be paid in installments over a five-year period pursuant to the Asset Purchase Agreement. W&P is also eligible for future earn-out payments pursuant to the Asset Purchase Agreement based on achieving certain levels of earnings growth over a three- and five-year period. Intangible assets with an estimated fair value of $4.8 million were recorded and are comprised primarily of customer relationships and noncompete agreements. We also recognized goodwill of $2.9 million in connection with the acquisition.

Note 3—Investment Securities

A summary of amortized cost and estimated fair value of securities available-for-sale at June 30, 2020 and December 31, 2019 is as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2020
Securities available-for-sale:
Obligations of U.S. government agencies	$105,499	$617	$612	$105,504
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	112,167	3,145	—	115,312
Issued by FNMA and FHLMC	1,596,585	51,321	54	1,647,852
Other residential mortgage-backed securities	230,319	7,216	—	237,535
Commercial mortgage-backed securities	300,597	13,837	298	314,136
Total MBS	2,239,668	75,519	352	2,314,835
Obligations of states and municipal subdivisions	229,115	12,061	82	241,094
Total securities available-for-sale	$2,574,282	$88,197	$1,046	$2,661,433

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019
Securities available-for-sale:
Obligations of U.S. government agencies	$69,464	$57	$415	$69,106
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	98,122	1,205	245	99,082
Issued by FNMA and FHLMC	1,423,771	13,128	1,402	1,435,497
Other residential mortgage-backed securities	292,019	4,197	384	295,832
Commercial mortgage-backed securities	276,533	2,448	3,023	275,958
Total MBS	2,090,445	20,978	5,054	2,106,369
Obligations of states and municipal subdivisions	185,882	7,235	—	193,117
Total securities available-for-sale	$2,345,791	$28,270	$5,469	$2,368,592

The scheduled contractual maturities of securities available-for-sale at June 30, 2020 were as follows:

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$1,222	$1,225
Due after one year through five years	1,096	1,087
Due after five years through ten years	86,559	86,711
Due after ten years	245,737	257,575
Mortgage-backed securities	2,239,668	2,314,835
Total	$2,574,282	$2,661,433

Gross gains and gross losses on sales of securities available-for-sale for the three and six months ended June 30, 2020 and 2019 are presented below. There were no other-than-temporary impairment charges included in gross realized losses for the three and six months ended June 30, 2020 and 2019. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Gross realized gains	$2,286	$1,810	$5,280	$1,813
Gross realized losses	—	872	—	887
Realized gains, net	$2,286	$938	$5,280	$926

Securities with a carrying value of $775.9 million and $629.4 million at June 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, FHLB borrowings, repurchase agreements and for other purposes as required or permitted by law.

Information pertaining to securities available-for-sale with gross unrealized losses aggregated by category and length of time the securities have been in a continuous loss position was as follows:

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2020
Obligations of U.S. government agencies	$48,760	$401	$12,074	$211
Mortgage-backed securities	84,554	350	276	2
Obligations of states and municipal subdivisions	9,844	82	—	—
Total	$143,158	$833	$12,350	$213

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2019
Obligations of U.S. government agencies	$33,053	$209	$13,703	$206
Mortgage-backed securities	708,991	4,466	61,506	588
Obligations of states and municipal subdivisions	—	—	—	—
Total	$742,044	$4,675	$75,209	$794

As of June 30, 2020 and December 31, 2019, approximately 6% and 35%, respectively, of the fair value of securities in the investment portfolio reflected an unrealized loss. As of June 30, 2020, there were 9 securities that had been in a loss position for more than twelve months, and 21 securities that had been in a loss position for less than 12 months. As of June 30, 2020, the unrealized losses were not deemed to be caused by credit-related issues. Credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Any impairment that is not credit-related is recognized in other comprehensive income, net of applicable taxes. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption of the obligations. As of June 30, 2020, allowance for credit losses related to available-for-sale securities is zero as the decline in fair value did not result from credit-related issues. The Company has adequate liquidity and, therefore, does not plan to sell and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Note 4—Loans Held for Sale, Loans and Allowance for Credit Losses

Loans Held for Sale

The following table presents a summary of the loans held for sale by portfolio segment at the lower of amortized cost or fair value as of June 30, 2020 and December 31, 2019.

(In thousands)	June 30, 2020	December 31, 2019
Commercial and industrial	$30,865	$34,767
Commercial real estate	1,098	49,894
Consumer	6,668	2,988
Total loans held for sale(1)	$38,631	$87,649

(1) $0.1 million and $0.4 million of net accrued interest receivable is excluded from the loan balances above as of June 30, 2020 and December 31, 2019, respectively.

Loans

The following table presents total loans outstanding by portfolio segment and class of financing receivable as of June 30, 2020 and December 31, 2019. Outstanding balances include originated loans, Acquired Noncredit Impaired (“ANCI”) loans, and Purchase Credit Deteriorated (“PCD”) loans, formerly referred to as acquired credit impaired (“ACI”) loans. See Note 1 for additional information regarding the adoption of the new CECL accounting standard.

(In thousands)	June 30, 2020	December 31, 2019(2)
Commercial and industrial
General C&I	$4,948,200	$4,517,016
Energy	1,449,274	1,419,957
Restaurant	1,146,785	1,027,421
Healthcare	559,584	474,264
Total commercial and industrial	8,103,843	7,438,658
Commercial real estate
Industrial, retail, and other	1,648,520	1,691,694
Multifamily	769,879	659,902
Office	558,525	535,676
Total commercial real estate	2,976,924	2,887,272
Consumer
Residential	2,537,695	2,568,295
Other	80,635	89,430
Total consumer	2,618,330	2,657,725
Total(1)	$13,699,097	$12,983,655

(1) $48.2 million and $44.5 million of net accrued interest receivable is excluded from the total loan balances above as of June 30, 2020 and December 31, 2019, respectively.
(2) December 31, 2019 balances have been reclassified to conform to 2020 presentation for comparability purposes.

Paycheck Protection Program. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) created the Paycheck Protection Program (“PPP”) to provide certain small businesses with liquidity to support their operations during the COVID-19 pandemic. Entities must meet certain eligibility requirements to receive PPP loans, and they must maintain specified levels of payroll and employment to have the loans forgiven. The conditions are subject to audit by the U.S. government, but entities that borrow less than $2 million (together with any affiliates) will be deemed to have made the required certification concerning the necessity of the loan in good faith.

Under the PPP, eligible small businesses can apply to an SBA-approved lender for a loan that does not require collateral or personal guarantees. The loans have a 1% fixed interest rate. Loans issued prior to June 5 are due in two years unless otherwise modified and loans issued after June 5 are due in five years. However, they are eligible for forgiveness (in full or in part, including any accrued interest) under certain conditions. For loans (or parts of loans) that are forgiven, the lender will collect the forgiven amount from the U.S. government.

In response to the COVID-19 pandemic, the Company has taken several actions to offer various forms of support its customers, employees, and communities that have experienced impacts from this development. The Company is actively working with customers impacted by the economic downturn, including securing loans for our customers under the PPP.

The following table presents the Company’s PPP loans by portfolio segment and class of financing receivable as of June 30, 2020.

(In thousands)	Amortized Cost	% of PPP Portfolio
Commercial and industrial
General C&I	$717,155	69.5%
Energy sector	79,034	7.6
Restaurant industry	141,218	13.7
Healthcare	94,591	9.2
Total PPP loans	$1,031,998	100.0%
As a % of total loans	7.5%

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

ACL Rollforward and Analysis. The following tables provide a summary of the activity in the ACL and the reserve for unfunded commitments for the three and six months ended June 30, 2020 and 2019.

	For the Three Months Ended June 30, 2020
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Total Allowance for Credit Losses	Reserve for Unfunded Commitments(1)	Total
As of March 31, 2020	$154,585	$53,418	$37,243	$245,246	$3,222	$248,468
Provision for credit losses	95,325	59,359	3,522	158,206	605	158,811
Charge-offs	(32,816)	(327)	(309)	(33,452)	—	(33,452)
Recoveries	702	30	169	901	—	901
As of June 30, 2020	$217,796	$112,480	$40,625	$370,901	$3,827	$374,728

(1) The reserve for unfunded commitments is included in other liabilities on the consolidated balance sheets at June 30, 2020 and March 31, 2020.

	For the Six Months Ended June 30, 2020
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Total Allowance for Credit Losses	Reserve for Unfunded Commitments(1)	Total
As of December 31, 2019	$89,796	$15,319	$14,528	$119,643	$1,699	$121,342
Cumulative effect of adoption of CECL	32,951	20,599	22,300	75,850	332	76,182
As of January 1, 2020	122,747	35,918	36,828	195,493	2,031	197,524
Provision for credit losses	159,008	77,158	4,278	240,444	1,796	242,240
Charge-offs	(64,803)	(806)	(941)	(66,550)	—	(66,550)
Recoveries	844	210	460	1,514	—	1,514
As of June 30, 2020	$217,796	$112,480	$40,625	$370,901	$3,827	$374,728

Allocation of ending ACL
Loans collectively evaluated	$189,085	$111,945	$40,625	$341,655
Loans individually evaluated	28,711	535	—	29,246
ACL as of June 30, 2020	$217,796	$112,480	$40,625	$370,901

Loans (amortized cost)
Loans collectively evaluated	$7,918,246	$2,954,091	$2,615,866	$13,488,203
Loans individually evaluated	185,597	22,833	2,464	210,894
Loans as of June 30, 2020(2)	$8,103,843	$2,976,924	$2,618,330	$13,699,097

(1) The reserve for unfunded commitments is included in other liabilities on the consolidated balance sheets at June 30, 2020 and December 31, 2019.
(2) $48.2 million of net accrued interest receivable is excluded from the loan balances above as of June 30, 2020.

	For the Three Months Ended June 30, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total Allowance for Credit Losses
As of March 31, 2019	$75,526	$10,469	$14,690	$4,353	$105,038
Provision for credit losses	24,652	3,201	240	834	28,927
Charge-offs	(18,001)	(253)	(534)	(193)	(18,981)
Recoveries	269	—	68	24	361
As of June 30, 2019(1)	$82,446	$13,417	$14,464	$5,018	$115,345

	For the Six Months Ended June 30, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total Allowance for Credit Losses
As of December 31, 2018	$66,316	$10,452	$13,703	$3,907	$94,378
Provision for credit losses	33,951	3,303	1,446	1,437	40,137
Charge-offs	(18,462)	(338)	(768)	(351)	(19,919)
Recoveries	641	—	83	25	749
As of June 30, 2019(1)	$82,446	$13,417	$14,464	$5,018	$115,345

Allocation of ending ACL
Loans collectively evaluated for impairment	$63,783	$13,407	$14,398	$4,935	$96,523
Loans individually evaluated for impairment	18,663	10	66	83	18,822
ACL as of June 30, 2019(1)	$82,446	$13,417	$14,464	$5,018	$115,345

Loans
Loans collectively evaluated for impairment	$7,293,236	$2,852,595	$2,679,802	$767,303	$13,592,936
Loans individually evaluated for impairment	113,063	7,339	1,763	411	122,576
Loans as of June 30, 2019(1)	$7,406,299	$2,859,934	$2,681,565	$767,714	$13,715,512

(1) Allowance for credit losses and loan balances as calculated and reported under the incurred loss accounting model and reported at June 30, 2019.

As described in Note 1, the Company adopted the new CECL accounting standard on January 1, 2020 which increased the ACL by $75.9 million. The ACL was increased an additional $158.2 million and $242.2 million in provision for the second quarter and year-to-date 2020, respectively which reflects the forecasted effects of COVID-19 on the various loan segments due to higher unemployment, lower GDP, market value, and real estate prices. The second quarter 2020 provision was affected by credit migration as well as a negative shift in the outlook for commercial real estate and a slower expected recovery. The Company’s estimate of the ACL used the baseline scenario provided by a nationally recognized service, as adjusted for consideration of certain qualitative and environmental factors. These adjustments consider, among other factors, risk attributes of each portfolio, relevant third-party research, energy prices, and loss data collected from previous recessions. Loan charge-offs recognized during 2020 are higher than 2019 as a result of credit migration that has occurred primarily in the Restaurant, Energy and General C&I classes with the most significant impact being COVID related.

The Company’s individually evaluated loans totaling $210.9 million at June 30, 2020 are considered collateral dependent loans and generally are considered impaired (Note 1). The majority of the these are within the C&I segment and include loans in the Energy, Restaurant, and General C&I classes. The majority of these loans are supported by an enterprise valuation or by collateral such as real estate, receivables or inventory, with the exception of loans within the Energy Exploration and Production (“E&P”) sector which are secured by oil and gas reserves. Loans within the CRE and consumer segments are secured by commercial and residential real estate.

Credit Quality

The following table provides information by each credit quality indicator and by origination year (vintage) as of June 30, 2020. The Company defines origination year (vintage) for the purposes of disclosure as the year of execution of the original loan agreement. Loans that are modified as a TDR are considered to be a continuation of the original loan, therefore the origination date of the original loan is reflected as the vintage date. This presentation is consistent with the vintage determination used in the ACL model. The criticized loans with a 2020 vintage relate to credits in resolution.

	Amortized Cost Basis by Origination Year							Revolving Credits
(In thousands)	2020	2019	2018	2017	2016	2015 and Prior	Revolving Loans	Converted to Term Loans	Total
Commercial and industrial
Pass	$1,298,422	$760,994	$1,065,899	$639,740	$379,240	$661,520	$2,395,110	$16,712	$7,217,637
Special mention	459	3,716	45,348	71,407	37,513	40,930	191,612	234	391,219
Substandard	3,676	8,616	112,904	33,882	41,116	97,183	169,030	—	466,407
Doubtful	—	1,784	6,675	6,957	4,521	1,577	7,066	—	28,580
Total commercial and industrial	1,302,557	775,110	1,230,826	751,986	462,390	801,210	2,762,818	16,946	8,103,843
Commercial real estate
Pass	179,936	450,869	749,786	623,234	254,228	509,130	105,881	—	2,873,064
Special mention	275	45	16,090	21,825	11,613	11,215	193	—	61,256
Substandard	—	210	18,707	5,873	9,719	7,501	60	—	42,070
Doubtful	—	—	534	—	—	—	—	—	534
Total commercial real estate	180,211	451,124	785,117	650,932	275,560	527,846	106,134	—	2,976,924
Consumer
Current	199,779	466,604	587,756	330,294	297,718	464,492	237,681	968	2,585,292
30-59 days past due	—	1,537	4,193	549	1,487	4,099	350	—	12,215
60-89 days past due	—	490	4,232	392	1,952	2,743	88	—	9,897
90+ days past due	—	196	4,385	662	836	4,847	—	—	10,926
Total consumer	199,779	468,827	600,566	331,897	301,993	476,181	238,119	968	2,618,330
Total(1)	$1,682,547	$1,695,061	$2,616,509	$1,734,815	$1,039,943	$1,805,237	$3,107,071	$17,914	$13,699,097

(1) $48.2 million of net accrued interest receivable is excluded from the loan balances above as of June 30, 2020.

Past Due

The following tables provide an aging analysis of past due loans by portfolio segment and class of financing receivable.

	Age Analysis of Past-Due Loans as of June 30, 2020						90+ Days
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	Current	Total(1)	Past Due and Accruing
Commercial and industrial
General C&I	$3,257	$1,060	$18,155	$22,472	$4,925,728	$4,948,200	$126
Energy	964	25,947	3,820	30,731	1,418,543	1,449,274	—
Restaurant	352	31	14,898	15,281	1,131,504	1,146,785	—
Healthcare	412	1,416	2,504	4,332	555,252	559,584	—
Total commercial and industrial	4,985	28,454	39,377	72,816	8,031,027	8,103,843	126
Commercial real estate
Industrial, retail, and other	1,027	1,631	1,682	4,340	1,644,180	1,648,520	71
Multifamily	218	—	—	218	769,661	769,879	—
Office	513	—	92	605	557,920	558,525	—
Total commercial real estate	1,758	1,631	1,774	5,163	2,971,761	2,976,924	71
Consumer
Residential	12,080	9,502	10,888	32,470	2,505,225	2,537,695	2,894
Other	135	395	38	568	80,067	80,635	32
Total consumer	12,215	9,897	10,926	33,038	2,585,292	2,618,330	2,926
Total	$18,958	$39,982	$52,077	$111,017	$13,588,080	$13,699,097	$3,123

(1) $48.2 million of net accrued interest receivable is excluded from the loan balances above as of June 30, 2020.

	Age Analysis of Past-Due Loans as of December 31, 2019						90+ Days
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	Current	Total(1)	Past Due and Accruing
Commercial and industrial
General C&I	$23,143	$1,117	$15,183	$39,443	$4,477,573	$4,517,016	$85
Energy	—	—	8,166	8,166	1,411,791	1,419,957	—
Restaurant	1,219	1,284	8,021	10,524	1,016,897	1,027,421	108
Healthcare	497	41	4,143	4,681	469,583	474,264	—
Total commercial and industrial	24,859	2,442	35,513	62,814	7,375,844	7,438,658	193
Commercial real estate
Industrial, retail, and other	3,354	133	2,255	5,742	1,685,952	1,691,694	—
Multifamily	—	—	—	—	659,902	659,902	—
Office	253	—	1,219	1,472	534,204	535,676	—
Total commercial real estate	3,607	133	3,474	7,214	2,880,058	2,887,272	—
Consumer
Residential	8,967	6,101	7,292	22,360	2,545,935	2,568,295	887
Other	192	37	54	283	89,147	89,430	40
Total consumer	9,159	6,138	7,346	22,643	2,635,082	2,657,725	927
Total	$37,625	$8,713	$46,333	$92,671	$12,890,984	$12,983,655	$1,120

(1) $44.5 million of net accrued interest receivable is excluded from the loan balances above as of December 31, 2019.

Nonaccrual Status

The following table provides information about nonaccruing loans by portfolio segment and class of financing receivable as of and for the three and six months ended June 30, 2020.

	Nonaccrual Loans - Amortized Cost			90+ Days	Interest Income Recognized
(In thousands)	Beginning of the Period(1)	End of the Period	No Allowance Recorded	Past Due and Accruing	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Commercial and industrial
General C&I	$66,589	$62,579	$4,845	$126	$18	$18
Energy	9,568	41,884	957	—	1	9
Restaurant	53,483	76,175	21,096	—	9	38
Healthcare	4,833	2,803	1,952	—	—	—
Total commercial and industrial	134,473	183,441	28,850	126	28	65
Commercial real estate
Industrial, retail, and other	5,935	23,853	3,046	71	16	59
Multifamily	—	714	714	—	—	—
Office	1,245	92	—	—	—	—
Total commercial real estate	7,180	24,659	3,760	71	16	59
Consumer
Residential	15,101	16,278	2,464	2,894	53	83
Other	24	6	—	32	2	4
Total consumer	15,125	16,284	2,464	2,926	55	87
Total	$156,778	$224,384	$35,074	$3,123	$99	$211

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

The following table provides information regarding loans that were modified into TDRs during the periods indicated.

	For the Three Months Ended June 30,
	2020		2019
(Dollars in thousands)	Number of TDRs	Amortized Cost(1)	Number of TDRs	Amortized Cost
Commercial and industrial
General C&I	—	$—	2	$7,647
Energy	—	—	1	11,717
Commercial real estate
Industrial, retail, and other	—	—	1	1,455
Total	—	$—	4	$20,819

(1) There was no net accrued interest receivable recorded on the loan balances above as of June 30, 2020.

	For the Six Months Ended June 30,
	2020		2019
(Dollars in thousands)	Number of TDRs	Amortized Cost(1)	Number of TDRs	Amortized Cost
Commercial and industrial
General C&I	3	$19,366	3	$28,913
Energy	1	8,140	1	11,717
Restaurant	2	24,246	—	—
Commercial real estate
Industrial, retail, and other	—	—	1	1,455
Total	6	$51,752	5	$42,085

(1) Less than $0.1 million of net accrued interest receivable is excluded from the loan balances above as of June 30, 2020.

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

For the three- and six-month periods ended June 30, 2020 and June 30, 2019, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date. During the three and six months ended June 30, 2020, approximately $12.5 million and $19.3 million in charge-offs were taken related to one general C&I loan that was modified into a TDR during the same period. During the three and six months ended June 30, 2019, approximately $17.8 million in charge-offs were taken related to commercial and industrial loans modified into TDRs during the same period.

On March 27, 2020, the CARES Act was signed into law. The CARES Act provides financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Additionally, in April 2020, regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) which permits certain loan modifications due to the effects of the COVID-19 (as defined) to not be identified as a TDR. For the three-month period ended June 30, 2020, the Company had approximately 2,500 cumulative loan modifications (both payment deferrals and non-payment deferral modifications) totaling $2.5 billion with the vast majority of these loans currently eligible for exemption from the accounting guidance for TDRs. As of June 30, 2020, active COVID loan modifications declined to $1.9 billion, of which $1.4 billion represented payment deferrals (primarily 90-day) and $0.5 billion represented non-payment deferral modifications. The Company believes additional loans may be restructured because of COVID-19 before the end of the year that will not be identified as TDRs in accordance with this law or interagency statement.

The following table provides information regarding the types of loan modifications that were modified into TDRs during the periods indicated.

	For the Three Months Ended June 30,
	2020		2019
	Number of Loans Modified by:
	Rate Concession	Modified Terms and/or Other Concessions	Rate Concession	Modified Terms and/or Other Concessions
Commercial and industrial
General C&I	—	—	—	2
Energy	—	—	—	1
Commercial real estate
Industrial, retail, and other	—	—	—	1
Total	—	—	—	4

	For the Six Months Ended June 30,
	2020		2019
	Number of Loans Modified by:
	Rate Concession	Modified Terms and/or Other Concessions	Rate Concession	Modified Terms and/or Other Concessions
Commercial and industrial
General C&I	—	3	—	3
Energy	1	—	—	1
Restaurant	—	2	—	—
Commercial real estate
Industrial, retail, and other	—	—	—	1
Total	1	5	—	5

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $2.3 million and $4.4 million of consumer loans secured by single family residential real estate that are in process of foreclosure at June 30, 2020 and December 31, 2019, respectively. We have ceased foreclosure activities on residential real estate due to the COVID-19 pandemic. Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. In addition to the single family residential real estate loans in process of foreclosure, the Company also held $234 thousand and $151 thousand of foreclosed single-family residential properties in other real estate owned as of June 30, 2020 and December 31, 2019, respectively.

Note 5—Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets at June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Goodwill	$43,061	$485,336
Core deposit intangible, net of accumulated amortization of $70,612 and $60,836, respectively	81,011	90,788
Customer lists, net of accumulated amortization of $23,065 and $21,908, respectively	10,800	11,993
Noncompete agreements, net of accumulated amortization of $229 and $137, respectively	1,127	1,473
Trademarks, net of accumulated amortization of $115 and $75, respectively	1,319	1,359
Total goodwill and intangible assets, net	$137,318	$590,949

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

Considering the economic conditions resulting from the COVID-19 pandemic, the Company conducted an interim goodwill impairment test in the first quarter of 2020. The interim test indicated a goodwill impairment of $443.7 million within the Bank reporting unit resulting in the Company recording an impairment charge of the same amount in the first quarter of 2020. The primary causes of the goodwill impairment in the Bank reporting unit were economic and industry conditions resulting from the COVID-19 pandemic that caused volatility and reductions in the market capitalization of the Company and its peer banks, increased loan provision estimates, increased discount rates, and other changes in variables driven by the uncertain macro-environment that resulted in the estimated fair value of the reporting unit being less than the reporting unit’s carrying value. The fair value of the reporting unit was determined using an income approach under the framework established for measuring fair value under ASC 820.

The Company has $43.1 million in goodwill remaining in its separate reporting units of Trust, Retail Brokerage and Investment Service businesses for which the Company's qualitative assessments based upon the asset and fee-based nature of the businesses did not indicate potential impairment. The fair values of the reporting units are based upon management’s estimates and assumptions. Although management has used the estimates and assumptions it believes to be most appropriate in the circumstances, it should be noted that even relatively minor changes in certain assumptions used in management’s calculations could result in significant differences in the results of the impairment tests.

The following table represents changes to the carrying amount of goodwill by segment for the period reported.

(In thousands)	Banking	Financial Services	Corporate	Consolidated
Balance as of December 31, 2019	$442,579	$42,757	$—	$485,336
Additions:
Wealth & Pension acquisition	—	304	—	304
Other	1,116	—	—	1,116
Losses:
Impairment	(443,695)	—	—	(443,695)
Balance as of June 30, 2020	$—	$43,061	$—	$43,061

During the first quarter of 2020, goodwill assigned to Banking increased by $1.1 million related to the State Bank acquisition. There was an increase year-to-date of $0.3 million in the goodwill related to the acquisition from Wealth & Pension Services Group, Inc. on July 1, 2019 by the Bank’s subsidiary, Linscomb & Williams, Inc. (see Note 2).

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

The notional amounts and estimated fair values as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020			December 31, 2019
		Fair Value			Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$350,000	$26,561	$—	$350,000	$—	$643
Commercial loan interest rate collars	—	—	—	4,000,000	239,213	—
Total derivatives designated as hedging instruments	350,000	26,561	—	4,350,000	239,213	643
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	1,228,008	26,329	2,116	1,008,805	8,386	899
Commercial loan interest rate caps	172,851	11	11	167,185	18	18
Commercial loan interest rate floors	583,262	15,221	15,221	654,298	8,836	8,836
Commercial loan interest rate collars	71,110	639	639	75,555	257	257
Mortgage loan held-for-sale interest rate lock commitments	38,236	548	—	4,138	22	—
Mortgage loan forward sale commitments	9,754	56	—	4,109	26	—
Mortgage loan held-for-sale floating commitments	7,367	—	—	1,523	—	—
Foreign exchange contracts	113,982	1,054	836	74,322	379	558
Total derivatives not designated as hedging instruments	2,224,570	43,858	18,823	1,989,935	17,924	10,568
Total derivatives	$2,574,570	$70,419	$18,823	$6,339,935	$257,137	$11,211

The Company is party to collateral support agreements with certain derivative counterparties. Such agreements require that the Company or the counterparty to maintain collateral based on the fair values of derivative transactions. In the event of default by a counterparty the non-defaulting counterparty would be entitled to the collateral. At June 30, 2020 and December 31, 2019, the Company was required to post $13.2 million and $10.6 million, respectively, in cash or securities as collateral for its derivative transactions, which are included in “interest-bearing deposits with banks” on the Company’s consolidated balance sheets. In addition, the Company had recorded the obligation to return cash collateral provided by a counterparty of $22.4 million and $240.9 million as of June 30, 2020 and December 31, 2019, respectively, within deposits on the Company’s consolidated balance sheet. The Company’s master agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts of derivatives executed with the same counterparty under the master agreement.

Pre-tax gain (loss) included in the consolidated statements of operations related to derivative instruments for the three and six months ended June 30, 2020 and 2019 were as follows:

	For the Three Months Ended June 30,
	2020			2019
(In thousands)	OCI	Reclassified from AOCI to interest income	Noninterest income	OCI	Reclassified from AOCI to interest income	Noninterest income
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$4,046	$981	$—	$11,310	$(1,509)	$—
Commercial loan interest rate collars	—	16,714	—	86,125	37	—
Derivatives not designated as hedging instruments:
Mortgage loans held for sale interest rate lock commitments	$—	$—	$215	$—	$—	$(42)
Foreign exchange contracts	—	—	687	—	—	984

	For the Six Months Ended June 30,
	2020			2019
(In thousands)	OCI	Reclassified from AOCI to interest income	Noninterest income	OCI	Reclassified from AOCI to interest income	Noninterest income
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$28,081	$876	$—	$17,956	$(3,017)	$—
Commercial loan interest rate collars	143,199	24,926	—	127,602	37	—
Derivatives not designated as hedging instruments:
Mortgage loans held for sale interest rate lock commitments	$—	$—	$526	$—	$—	$27
Foreign exchange contracts	—	—	1,551	—	—	2,124

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

Based on our current interest rate forecast, $77.2 million of deferred income on derivatives in OCI at June 30, 2020 is estimated to be reclassified into net interest income during the next twelve months. Future changes to interest rates or the amount of outstanding hedged loans may significantly change actual amounts reclassified to income. There were no reclassifications into income during the six months ended June 30, 2020 and 2019 as a result of any discontinuance of cash flow hedges because the forecasted transaction is no longer probable. The maximum length of time over which the Company is hedging a portion of its exposure to the variability in future cash flows for forecasted transactions is approximately 5.7 years as of June 30, 2020.

Interest Rate Swap, Floor, Cap and Collar Agreements not designated as hedging derivatives

The Company enters into certain interest rate swap, floor, cap and collar agreements on commercial loans that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap, floor, cap or collar with a loan customer while at the same time entering into an offsetting interest rate agreement with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The interest rate swap transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate. The interest rate cap transaction allows the Company’s customer to minimize interest rate risk exposure to rising interest rates. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s consolidated statements of operations. The Company is exposed to credit loss in the event of nonperformance by the parties to the interest rate agreements. However, the Company does not anticipate nonperformance by the counterparties. The estimated fair value has been recorded as an asset and a corresponding liability in the accompanying consolidated balance sheets as of June 30, 2020 and December 31, 2019.

Note 7—Deposits

Domestic time deposits $250,000 and over were $503.6 million and $644.1 million at June 30, 2020 and December 31, 2019, respectively. There were no foreign time deposits at either June 30, 2020 or December 31, 2019.

Note 8—Borrowed Funds

Senior and Subordinated Debt

In June 2019, the Company completed a registered public offering of $85 million aggregate principal amount of 4.75% fixed to floating rate subordinated notes due 2029, the net proceeds of which were used to redeem our 4.875% senior notes due June 28, 2019. The fixed rate will remain at 4.75% until June 30, 2024, at which point the note will convert to a floating rate. In June 2014, the Company and the Bank completed an unregistered $245 million multi-tranche debt transaction and in March 2015, the Company completed an unregistered $50 million debt transaction. The subordinated note due June 28, 2029 will convert to a floating rate on June 28, 2024. The subordinated note due March 11, 2025 converted to a floating rate on March 11, 2020. The Bank’s subordinated note will convert from a fixed rate to a floating rate on June 28, 2024. These transactions enhanced our liquidity and regulatory capital levels to support balance sheet growth. Details of the debt transactions are as follows:

(In thousands)	June 30, 2020	December 31, 2019
Cadence Bancorporation:
5.375% senior notes, due June 28, 2021	$50,000	$50,000
7.250% subordinated notes, due June 28, 2029, callable in 2024	35,000	35,000
3-month LIBOR plus 4.663%, subordinated notes, due March 11, 2025, callable in 2020	40,000	40,000
4.750% subordinated notes, due June 30, 2029, callable in 2024	85,000	85,000
Total — Cadence Bancorporation	210,000	210,000
Cadence Bank:
6.250% subordinated notes, due June 28, 2029, callable in 2024	25,000	25,000
Debt issue costs and unamortized premium	(1,889)	(2,350)
Total senior and subordinated debt	$233,111	$232,650

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

Junior Subordinated Debentures

In conjunction with the Company’s acquisition of Cadence Financial Corporation and Encore Bank, N.A., the junior subordinated debentures were marked to fair value as of their respective acquisition dates. The related mark is being amortized over the remaining term of the junior subordinated debentures. The following is a list of junior subordinated debt:

(In thousands)	June 30, 2020	December 31, 2019
Junior subordinated debentures, 3 month LIBOR plus 2.85%, due 2033	$30,000	$30,000
Junior subordinated debentures, 3 month LIBOR plus 2.95%, due 2033	5,155	5,155
Junior subordinated debentures, 3 month LIBOR plus 1.75%, due 2037	15,464	15,464
Total par value	50,619	50,619
Purchase accounting adjustment, net of amortization	(13,171)	(13,174)
Total junior subordinated debentures	$37,448	$37,445

Advances from FHLB and Borrowings from FRB

Outstanding FHLB advances were $100 million as of June 30, 2020 and December 31, 2019. At June 30, 2020, the outstanding advance was a long-term convertible advance. Advances are collateralized by $4.0 billion of commercial and residential real estate loans pledged under a blanket lien arrangement as of June 30, 2020, which provides $2.6 billion of borrowing availability.

As of June 30, 2020 and December 31, 2019, the FHLB has issued for the benefit of the Bank irrevocable letters of credit totaling $731 million and $391 million, respectively. Included in the FHLB letters of credit are $725 million in variable letters of credit in favor of a municipal customer to secure certain deposits. These letters of credit expire on November 30, 2020 and December 22, 2020, respectively. Approximately $6 million in letters of credit are used to secure municipal deposits which expire on July 20, 2020.

There were no borrowings from the FRB discount window as of June 30, 2020 and December 31, 2019. Any borrowings from the FRB would be collateralized by $1.7 billion in commercial loans and small business loans under the Paycheck Protection Program pledged under a borrower-in-custody arrangement.

Notes Payable

On July 1, 2019, the Company’s wholly owned subsidiary, Linscomb & Williams, Inc., acquired certain assets and assumed certain liabilities of Wealth and Pension Services Group, Inc. (“W&P”). At June 30, 2020, a note payable of $1.7 million was outstanding in connection with this acquisition (see Note 2).

On March 29, 2019, the Company entered into a credit agreement for a revolving loan facility in the amount of $100 million with a maturity date of March 29, 2020. On March 29, 2020, the Company renewed the credit agreement with a maturity date of March 29, 2021. There were no amounts outstanding under this line of credit at June 30, 2020. Subsequent to June 30, 2020 the Company cancelled this facility.

Note 9—Other Noninterest Income and Other Noninterest Expense

The detail of other noninterest income and other noninterest expense captions presented in the consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Other noninterest income
Insurance revenue	$225	$244	$474	$442
Mortgage banking income	2,020	674	3,131	1,253
Income from bank owned life insurance policies	1,220	1,264	2,549	2,416
Other	(1,373)	1,394	(1,953)	2,979
Total other noninterest income	$2,092	$3,576	$4,201	$7,090

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Other noninterest expenses
Data processing expense	$3,084	$3,435	$6,436	$6,029
Software amortization	4,036	3,184	7,583	6,519
Consulting and professional fees	3,009	1,899	5,715	4,128
Loan related expenses	735	1,740	1,495	2,650
FDIC insurance	3,939	1,870	6,374	3,622
Communications	1,002	1,457	2,158	2,455
Advertising and public relations	920	1,104	2,384	1,885
Legal expenses	579	645	991	803
Other	8,052	9,937	19,688	18,118
Total other noninterest expenses	$25,356	$25,271	$52,824	$46,209

Note 10—Income Taxes

Income tax (benefit) expense for the three and six months ended June 30, 2020 was ($6.7) million and ($39.9) million, respectively, compared to $14.7 million and $31.8 million for the same periods in 2019. The effective tax rate was 10.6% and 8.1% for the three and six months ended June 30, 2020, respectively, compared to 23.3% and 23.0% for the same periods in 2019. The effective tax rate for the three and six months ended June 30, 2020 was driven by a decrease in income before income taxes.

The effective tax rate is primarily affected by the amount of pre-tax income (loss), and to a lesser extent, tax-exempt interest income, and the increase in cash surrender value of bank-owned life insurance. The effective tax rate is also affected by discrete items that may occur in any given period but are not consistent from period-to-period, which may impact the comparability of the effective tax rate between periods.

At June 30, 2020, we had a net deferred tax asset of $65.9 million, compared to a net deferred tax liability of
$25.0 million at December 31, 2019. The increase in the net deferred asset was primarily due to the tax effect of the CECL transition and provision for credit losses (Notes 1 and 4), reduction of deferred tax liabilities related to tax deductible goodwill, and the termination of the interest rate collar (Note 6).

Note 11—Earnings Per Common Share

The following table displays a reconciliation of the information used in calculating basic and diluted net (loss) income per common share for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Net (loss) income per consolidated statements of operations	$(56,114)	$48,346	$(455,425)	$106,547
Net income allocated to participating securities	—	(170)	—	(401)
Net (loss) income allocated to common stock	$(56,114)	$48,176	$(455,425)	$106,146

Weighted average common shares outstanding (Basic)	125,924,652	128,791,933	126,277,549	129,634,049
Weighted average dilutive restricted stock units and warrants	—	243,620	—	153,709
Weighted average common shares outstanding (Diluted)	125,924,652	129,035,553	126,277,549	129,787,758

(Loss) Earnings per common share (Basic)	$(0.45)	$0.37	$(3.61)	$0.82
(Loss) Earnings per common share (Diluted)	$(0.45)	$0.37	$(3.61)	$0.82

The effect from the assumed exercise of stock options and restricted stock units of 3,098,998 and 1,870,507 compared to 169,800 and 1,009,148 for the three and six months ended June 30, 2020 and 2019, respectively, were not included in the above computations of diluted earnings per share because such amounts would have had an antidilutive effect on earnings per common share.

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

On March 27, 2020, the federal banking agencies issued an interim final rule to delay the estimated impact on regulatory capital stemming from the adoption of CECL. The agencies granted this relief to allow institutions to focus on lending to customers in light of recent strains on the U.S economy due to COVID-19, while also maintaining the quality of regulatory capital. Under the interim final rule, 100% of the CECL Day 1 impact and 25% of subsequent provisions for credit losses (“Day 2” impacts) will be deferred over a two-year year period ending January 1, 2022, at which time this deferred amount will be phased in on a pro rata basis over a three-year period ending January 2025.

The actual capital amounts and ratios for the Company and the Bank as of June 30, 2020 and December 31, 2019 are presented in the following tables and as shown, are above the thresholds necessary to be considered “well-capitalized.” Management believes that no events or changes have occurred after June 30, 2020 that would change this designation.

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
June 30, 2020
Tier 1 leverage	$1,751,651	9.5%	$1,837,580	10.0%
Common equity tier 1 capital	1,751,651	11.7	1,787,580	11.9
Tier 1 risk-based capital	1,751,651	11.7	1,837,580	12.2
Total risk-based capital	2,147,055	14.3	2,050,896	13.7
Minimum requirement:
Tier 1 leverage	736,486	4.0	736,981	4.0
Common equity tier 1 capital	676,118	4.5	676,097	4.5
Tier 1 risk-based capital	901,490	6.0	901,463	6.0
Total risk-based capital	1,201,987	8.0	1,201,951	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	921,227	5.0
Common equity tier 1 capital	N/A	N/A	976,585	6.5
Tier 1 risk-based capital	901,490	6.0	1,201,951	8.0
Total risk-based capital	1,502,484	10.0	1,502,438	10.0

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
December 31, 2019
Tier 1 leverage	$1,784,664	10.3%	$1,953,008	11.1%
Common equity tier 1 capital	1,784,664	11.5	1,903,008	12.3
Tier 1 risk-based capital	1,784,664	11.5	1,953,008	12.6
Total risk-based capital	2,120,571	13.7	2,099,146	13.6
Minimum requirement:
Tier 1 leverage	690,213	4.0	689,881	4.0
Common equity tier 1 capital	697,089	4.5	696,755	4.5
Tier 1 risk-based capital	929,453	6.0	929,007	6.0
Total risk-based capital	1,239,270	8.0	1,238,676	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	862,351	5.0
Common equity tier 1 capital	N/A	N/A	1,006,425	6.5
Tier 1 risk-based capital	929,453	6.0	1,238,676	8.0
Total risk-based capital	1,549,088	10.0	1,548,345	10.0

Under regulations controlling national banks, the payment of any dividends by a bank without prior approval of the OCC is limited to the current year’s net profits (as defined by the OCC) and retained net profits of the two preceding years. Due to the effect of the recognition of the non-cash goodwill impairment charge in the first quarter of 2020 to the Banks retained profits, the Bank is currently required to seek prior approval of the OCC to pay a dividend. The Federal Reserve, as primary regulator for bank holding companies, has also stated that all common stock dividends should be paid out of current income. Additionally, on July 24, 2020, the Federal Reserve amended its supervisory guidance and regulations addressing dividends from bank holding companies to require consultation with the Federal Reserve prior to paying a dividend that exceeds earnings for the period for which the dividend is being paid. While the holding company had $147.0 million in cash on hand as of June 30, 2020, the holding company does not generate income on a stand-alone basis, and, over time, may not have the capability to pay common stock dividends without first receiving dividends from the Bank.

The Bank is required to maintain average reserve balances in the form of cash or deposits with the Federal Reserve Bank. The reserve balance varies depending upon the types and amounts of deposits. Effective March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent in response to the COVID-19 pandemic in order to help support lending. This action eliminated the reserve requirements for many depository institutions. At December 31, 2019, the required reserve balance with the Federal Reserve Bank was approximately $246.0 million.

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

(In thousands)	June 30, 2020	December 31, 2019
Commitments to extend credit	$4,054,843	$4,667,360
Commitments to grant loans	278,206	292,199
Standby letters of credit	202,400	213,548
Performance letters of credit	18,430	27,985
Commercial letters of credit	20,370	15,587

Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. In addition, the Company has entered certain contingent commitments to grant loans. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the three and six months ended June 30, 2020 and 2019.

The Company makes investments in limited partnerships, including certain low-income housing partnerships for which tax credits are received. As of June 30, 2020 and December 31, 2019, unfunded capital commitments totaled $44.6 million and $44.9 million, respectively (see Note 15).

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

On August 7, 2020, the District Court granted the defendants’ motion to dismiss and entered a final judgment dismissing the case in its entirety, with prejudice. The court concluded that the complaint failed to show that Cadence Bancorporation and the individual defendants made any material misstatements and failed to allege specific facts supporting a strong inference of fraudulent intent or severe recklessness. Because the time for filing an appeal has not yet lapsed and discovery has not commenced, it is not possible at this time to estimate the likelihood or amount of any damage exposure.

Note 14—Disclosure About Fair Values of Financial Instruments

See Note 20 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2019 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at June 30, 2020 and December 31, 2019:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2020
Assets
Investment securities available-for-sale	$2,661,433	$—	$2,661,433	$—
Equity securities with readily determinable fair values not held for trading	1,764	1,764	—	—
Derivative assets	70,419	—	70,419	—
Other assets	32,101	—	—	32,101
Total recurring basis measured assets	$2,765,717	$1,764	$2,731,852	$32,101
Liabilities
Derivative liabilities	$18,823	$—	$18,823	$—
Total recurring basis measured liabilities	$18,823	$—	$18,823	$—

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Assets
Investment securities available-for-sale	$2,368,592	$—	$2,368,592	$—
Equity securities with readily determinable fair values not held for trading	1,862	1,862	—	—
Derivative assets	257,137	—	257,137	—
Other assets	26,882	—	—	26,882
Total recurring basis measured assets	$2,654,473	$1,862	$2,625,729	$26,882
Liabilities
Derivative liabilities	$11,211	$—	$11,211	$—
Total recurring basis measured liabilities	$11,211	$—	$11,211	$—

Changes in Level 3 Fair Value Measurements

The tables below include a roll-forward of the consolidated balance sheet amounts for the three and six months ended June 30, 2020 and 2019 for changes in the fair value of financial instruments within Level 3 of the valuation hierarchy that are recorded on a recurring basis. Level 3 financial instruments typically include unobservable components but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table (which are reported in other noninterest income in the consolidated income statements) may include changes to fair value due in part to observable factors that may be part of the valuation methodology.

Level 3 Assets Measured at Fair Value on a Recurring Basis

	For the Three Months Ended June 30,
	2020	2019	2020	2019	2020	2019
(In thousands)	Net Profits Interests		Investments in Limited Partnerships		SBA Servicing Rights
Beginning Balance	$4,071	$5,317	$24,042	$11,601	$3,942	$3,803
Originations	—	—	—	—	261	194
Net gains (losses) included in earnings	(338)	59	(1,015)	288	(466)	(211)
Reclassifications	—	—	1,203	675	—	—
Acquired in settlement of loans	—	—	—	—	—	—
Contributions paid	—	—	499	2,409	—	—
Distributions received	—	—	(98)	(440)	—	—
Ending Balance	$3,733	$5,376	$24,631	$14,533	$3,737	$3,786
Net unrealized (losses) gains included in earnings relating to assets held at the end of the period	$(338)	$59	$(1,015)	$288	$(466)	$(211)
Net unrealized gains (losses) recognized in other comprehensive income relating to assets held at the end of the period	$—	$—	$—	$—	$—	$—

	For the Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019
(In thousands)	Net Profits Interests		Investments in Limited Partnerships		SBA Servicing Assets
Beginning Balance	$4,330	$5,779	$18,742	$11,191	$3,810	$—
Acquired	—	—	—	—	—	6,213
Originations	—	—	—	—	561	514
Net (losses) gains included in earnings	(597)	(115)	(1,331)	1,034	(634)	(2,941)
Reclassifications	—	—	1,727	(125)	—	—
Acquired in settlement of loans	—	—	4,257	—	—	—
Contributions paid	—	—	1,783	3,017	—	—
Distributions received	—	(288)	(547)	(584)	—	—
Ending Balance	$3,733	$5,376	$24,631	$14,533	$3,737	$3,786
Net unrealized (losses) gains included in earnings relating to assets held at the end of the period	$(597)	$(115)	$(1,331)	$1,034	$(634)	$(2,941)
Net unrealized gains (losses) recognized in other comprehensive income relating to assets held at the end of the period	$—	$—	$—	$—	$—	$—

Assets Recorded at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheets at June 30, 2020 and December 31, 2019, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2020
Loans held for sale	$38,631	$—	$38,631	$—
Individually evaluated loans, net of allocated allowance for credit losses (1)	181,648	—	—	181,648
Other real estate and repossessed assets	10,216		—	10,216
Total assets measured on a nonrecurring basis	$230,495	$—	$38,631	$191,864

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Loans held for sale	$87,649	$—	$87,649	$—
Individually evaluated loans, net of allocated allowance for credit losses (1)	101,561	—	—	101,561
Other real estate	1,628	—	—	1,628
Total assets measured on a nonrecurring basis	$190,838	$—	$87,649	$103,189
(1) Prior to the adoption of CECL on January 1, 2020, these loans were known as Impaired loans, net of specific allowance.

Significant unobservable inputs used in Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis are summarized below:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average (2)
June 30, 2020
Individually evaluated loans, net of allowance for credit losses (3)	$181,648	Appraised value, as adjusted	Discount to fair value	0% - 85%	25%
		Discounted cash flow	Discount rate	3.75% - 4.36%	4.2%
		Enterprise value	Comparables and average multiplier	4.31x - 6.19x	5.09x
		Enterprise value	Discount rates and comparables	13% - 15%	14%
		Net recoverable oil and gas reserves and forward-looking commodity prices	Capitalization rate and discount rate	10% - 20%	12%
Other real estate	1,606	Appraised value, as adjusted	Discount to fair value	0% - 20%	10%
			Estimated closing costs	10%	10%

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
December 31, 2019
Individually evaluated loans, net of allowance for credit losses (3)	$101,561	Appraised value, as adjusted	Discount to fair value	0% - 50%
		Appraised value, as adjusted	Minimum guaranteed proceeds per Settlement Agreement	0%(1)
		Discounted cash flow	Discount rate 5.8%	0%(1)
		Enterprise value	Exit and earnings multiples, discounted cash flows, and market comparables	0% - 46%(1)
Other real estate	1,628	Appraised value, as adjusted	Discount to fair value	0% - 20%
			Estimated closing costs	10%
(1) Represents difference of remaining balance to fair value.
(2) Weighted averages were calculated using the input attribute and the outstanding balance of the loan.
(3) Prior to the adoption of CECL on January 1, 2020, these loans were known as Impaired loans, net of specific allowance.

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2020
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$185,919	$185,919	$185,919	$—	$—
Interest-bearing deposits in other banks	1,696,051	1,696,051	1,696,051	—	—
Federal funds sold	17,399	17,399	17,399	—	—
Investment securities available-for-sale	2,661,433	2,661,433	—	2,661,433	—
Equity securities with readily determinable fair values not held for trading	1,764	1,764	1,764	—	—
Loans held for sale	38,631	38,631	—	38,631	—
Net loans	13,328,196	13,379,997	—	—	13,379,997
Derivative assets	70,419	70,419	—	70,419	—
Other assets	88,308	88,308	—	—	88,308
Financial Liabilities:
Deposits	16,069,282	16,080,049	—	16,080,049	—
Advances from FHLB	100,000	100,000	—	100,000	—
Senior debt	49,969	50,644	—	50,644	—
Subordinated debt	183,142	174,457	—	174,457	—
Junior subordinated debentures	37,448	34,629	—	34,629	—
Notes payable	1,663	1,663	—	1,663	—
Derivative liabilities	18,823	18,823	—	18,823	—

	December 31, 2019
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$252,447	$252,447	$252,447	$—	$—
Interest-bearing deposits in other banks	725,343	725,343	725,343	—	—
Federal funds sold	10,974	10,974	10,974	—	—
Investment securities available-for-sale	2,368,592	2,368,592	—	2,368,592	—
Equity securities with readily determinable fair values not held for trading	1,862	1,862	1,862	—	—
Loans held for sale	87,649	87,649	—	87,649	—
Net loans	12,864,012	12,755,360	—	—	12,755,360
Derivative assets	257,137	257,137	—	257,137	—
Other assets	72,719	72,719	—	—	72,719
Financial Liabilities:
Deposits	14,742,794	14,753,192	—	14,753,192	—
Advances from FHLB	100,000	100,000	—	100,000	—
Senior debt	49,938	51,202	—	51,202	—
Subordinated debt	182,712	189,386	—	189,386	—
Junior subordinated debentures	37,445	48,012	—	48,012	—
Notes payable	2,078	2,078	—	2,078	—
Derivative liabilities	11,211	11,211	—	11,211	—

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

The Bank has invested in several affordable housing projects as a limited partner. The partnerships have qualified to receive annual affordable housing federal tax credits that are recognized as a reduction of current tax expense. The Company has determined that these structures meet the definition of VIE’s under ASC 810 but that consolidation is not required, as the Bank is not the primary beneficiary. At June 30, 2020 and December 31, 2019, the Bank’s maximum exposure to loss associated with these limited partnerships was limited to the Bank’s investment. The Company accounts for these investments and the related tax credits using either the effective yield method or the proportional amortization method, depending upon the date of the investment. Under the effective yield method, the Bank recognizes the tax credits as they are allocated and amortizes the initial costs of the investments to provide a constant effective yield over the period that the tax credits are allocated. Under the proportional amortization method, the Bank amortizes the cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. At June 30, 2020 and December 31, 2019, the Company had recorded investments in other assets on its consolidated balance sheets of approximately $33.9 million and $28.2 million, respectively related to these investments.

Additionally, the Company invests in other certain limited partnerships accounted for under the fair value practical expedient of net asset value (“NAV”) totaling $24.6 million and $18.7 million as of June 30, 2020 and December 31, 2019, respectively. The company recognized $1.0 million and $1.3 million in losses for the three and six months ended June 30, 2020 compared to $0.1 million in losses and $0.7 million in gains for the same periods in 2019 related to these assets recorded at fair value through net income. Certain other limited partnerships without readily determinable fair values that do not qualify for the practical expedient are accounted for at their cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments totaled $7.1 million and $8.7 million as of June 30, 2020 and December 31, 2019, respectively. Other limited partnerships are accounted for under the equity method totaling $8.9 million and $9.0 million at June 30, 2020 and December 31, 2019, respectively.

The following table presents a summary of the Company’s investments in limited partnerships as of June 30, 2020 and December 31, 2019:
(In thousands)	June 30, 2020	December 31, 2019
Affordable housing projects (amortized cost)	$33,856	$28,205
Limited partnerships accounted for under the fair value practical expedient of NAV	24,631	18,742
Limited partnerships without readily determinable fair values that do not qualify for the practical expedient of NAV accounted for under the cost method	7,086	8,681
Limited partnerships required to be accounted for under the equity method	8,920	8,951
Total investments in limited partnerships	$74,493	$64,579

Equity investments with readily determinable fair values not held for trading are recorded at fair value with changes in fair value reported in net income. Cadence elected a measurement alternative to fair value for certain equity investments without a readily determinable fair value. As of June 30, 2020, and December 31, 2019, there were no downward and upward adjustments for impairments or price changes from observable transactions, however, due to the current economic environment one investment was determined to be fully impaired and a $1.9 million charge recognized in the second quarter. The carrying amount of equity investments measured under the measurement alternative are as follows:

	For the Six Months Ended June 30,
(In thousands)	2020	2019
Carrying value, Beginning of Year	$8,681	$8,714
Reclassifications	(1,727)	125
Net income change	49	—
Distributions	(440)	(929)
Contributions	523	1,378
Carrying value, End of Period	$7,086	$9,288

Cadence’s investments in certain markable equity securities are carried at fair value and are reported in other assets in the consolidated balance sheets. Total marketable equity securities were $1.8 million and $1.9 million at June 30, 2020 and December 31, 2019, respectively.

During 2016, the Bank received net profits interests in oil and gas reserves, in connection with the reorganization under bankruptcy of two loan customers (one of these was sold during 2018). The Company has determined that these contracts meet the definition of VIE’s under Topic ASC 810, but that consolidation is not required as the Bank is not the primary beneficiary. The net profits interest is a financial instrument and recorded at estimated fair value, which was $3.7 million and $4.3 million at June 30, 2020 and December 31, 2019, respectively, representing the maximum exposure to loss as of that date.

The Company has established a rabbi trust related to the deferred compensation plan offered to certain of its employees. The Company contributes employee cash compensation deferrals to the trust. The assets of the trust are available to creditors of the Company only in the event the Company becomes insolvent. This trust is considered a VIE because either there is no equity at risk in the trust or because the Company provided the equity interest to its employees in exchange for services rendered. The Company is considered the primary beneficiary of the rabbi trust as it has the ability to select the underlying investments made by the trust, the activities that most significantly impact the economic performance of the rabbi trust. The Company includes the assets of the rabbi trust as a component of other assets and a corresponding liability for the associated benefit obligation in other liabilities in its consolidated balance sheets. At June 30, 2020 and December 31, 2019, the amount of rabbi trust assets and benefit obligation was $3.5 million and $3.7 million, respectively.

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

The Company evaluates performance and allocates resources based on profit or loss from operations. There are no material inter-segment sales or transfers. In the first quarter of 2020, the Company recognized a $443.7 million non-cash goodwill impairment charge representing all the goodwill allocated to the Banking segment (Note 5). The accounting policies used by each reportable segment are the same as those discussed in Note 1 of the Annual Report on Form 10-K for the year ended December 31, 2019. All costs, except corporate administration and income taxes, have been allocated to the reportable segments. Therefore, combined amounts agree to the consolidated totals.

The following tables present the operating results of the segments as of and for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$158,440	$(58)	$(3,668)	$154,714
Provision for credit losses	158,811	—	—	158,811
Noninterest income	18,875	10,966	109	29,950
Noninterest expense	78,982	8,262	1,376	88,620
Income tax (benefit) expense	(13,677)	377	6,647	(6,653)
Net (loss) income	$(46,801)	$2,269	$(11,582)	$(56,114)
Total assets	$18,760,701	$92,638	$4,414	$18,857,753

	Three Months Ended June 30, 2019
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$165,832	$(592)	$(4,453)	$160,787
Provision for credit losses	28,927	—	—	28,927
Noninterest income	23,063	8,444	215	31,722
Noninterest expense	91,266	7,914	1,349	100,529
Income tax expense (benefit)	15,893	(62)	(1,124)	14,707
Net income (loss)	$52,809	$—	$(4,463)	$48,346
Total assets	$17,371,669	$101,028	$31,308	$17,504,005

	Six Months Ended June 30, 2020
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$315,998	$(410)	$(7,406)	$308,182
Provision for credit losses	242,240	—	—	242,240
Noninterest income (expenses)	44,217	21,175	(373)	65,019
Noninterest expense	607,046	16,974	2,253	626,273
Income tax (benefit) expense	(44,599)	473	4,239	(39,887)
Net (loss) income	$(444,472)	$3,318	$(14,271)	$(455,425)
Total assets	$18,760,701	$92,638	$4,414	$18,857,753

	Six Months Ended June 30, 2019
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$340,228	$(1,222)	$(8,930)	$330,076
Provision for credit losses	40,137	—	—	40,137
Noninterest income	43,151	18,729	506	62,386
Noninterest expense	188,610	15,547	9,812	213,969
Income tax expense (benefit)	35,754	311	(4,256)	31,809
Net income (loss)	$118,878	$1,649	$(13,980)	$106,547
Total assets	$17,371,669	$101,028	$31,308	$17,504,005

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

The Amended and Restated 2015 Omnibus Incentive Plan (the “Plan”) permits the Company to grant to employees and directors various forms of incentive compensation. The principal purposes of this plan are to focus directors, officers, and other employees and consultants on business performance that creates shareholder value, to encourage innovative approaches to the business of the Company, and to encourage ownership of the Company’s stock. The Plan authorizes 7.5 million common share equivalents available for grant, where grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. The number of remaining share equivalents available for future issuance under the Plan was 3.4 million at June 30, 2020.

Restricted Stock Units

During the six months ended June 30, 2020 and 2019, the Company granted 772,881 and 1,149,963 shares, respectively, of stock-based awards in the form of restricted stock units pursuant to and subject to the provisions of the Plan. The following table summarizes the activity related to restricted stock unit awards:

	For the Six Months Ended June 30,
	2020		2019
	Number of Shares	Weighted Average Fair Value per Unit at Award Date	Number of Shares	Weighted Average Fair Value per Unit at Award Date
Non-vested at beginning of period	1,229,863	$19.97	273,354	$26.49
Granted during the period	772,881	7.80	1,149,963	18.51
Vested during the period	(198,075)	20.03	(81,377)	22.53
Forfeited during the period	(60,788)	19.40	(53,816)	20.57
Non-vested at end of period	1,743,881	$14.59	1,288,124	$19.86

The restricted stock units granted include both time and performance-based components. Of the time-based restricted stock units granted and remaining at June 30, 2020:

•	41,843 units will vest in annual installments ending in the first quarter of 2021;
•	2,116 units will vest in annual installments ending in the third quarter of 2021;
•	242,641 units will vest in quarterly installments ending in the first quarter of 2022;
•	29,181 units will cliff-vest in the first quarter of 2022;
•	48,562 units will vest in annual installments ending in the first quarter of 2022;
•	177,041 units will vest in annual installments ending in the first quarter of 2023;
•	5,252 units will vest in annual installments ending in the second quarter of 2023;
•	9,901 units will vest in annual installments ending in the third quarter of 2023;
•	764,976 units will vest in annual installments ending in the first quarter of 2024; and
•	4,000 units will vest in quarterly installments ending in the second quarter of 2021.

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

The Company recorded $1.2 million and $2.3 million of equity-based compensation expense for the outstanding restricted stock units for the three and six months ended June 30, 2020, respectively, compared to $2.7 million and $3.6 million for the three and six months ended June 30, 2019, respectively. The remaining expense related to unvested restricted stock units is $19.0 million as of June 30, 2020 and will be recognized over service periods ranging from 3 months to 45 months.

Stock Options

During the six months ended June 30, 2020 and 2019, the Company granted zero and 1,602,848 stock options, respectively, to certain executive officers. The options were granted at an exercise price equal to a 15% premium to the fair value of the common stock at the date of grant with a weighted-average exercise price of $20.43. The options vest over a three-year period and expire at the end of seven years. During the six months ended June 30, 2020, 534,283 stock options vested. The Company recorded $309 thousand and $618 thousand of equity-based compensation expense for the outstanding stock options for the three and six months ended June 30, 2020, respectively, compared to $309 thousand and $561 thousand for the three and six months ended June 30, 2019, respectively. The remaining expense related to non-vested stock option grants is $1.9 million at June 30, 2020 and will be recognized over the next 19 months.

The Company used the Black-Scholes option pricing model to estimate the fair value of the stock options. See Note 23 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2019 for a description of the assumptions used for stock option awards issued during 2019.

Employee Stock Purchase Plan

On June 1, 2018, the Company commenced the 2018 Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase the Company’s Class A common stock at a discount of 15% of the fair market value of a share of Class A common stock, defined as the closing price of Class A common stock on the NYSE for the first and last days of the purchase period (as defined in the ESPP). The total amount of the Company’s Class A common stock on which options may be granted under the ESPP shall not exceed 500,000 shares. Shares of Class A common stock subject to any unexercised portion of a terminated, canceled or expired option granted under the ESPP may again be used for options under the ESPP. No participating employee shall have any rights as a shareholder until the issuance of a stock certificate to the employee. There were 117,481 shares and 51,089 shares of Class A common stock purchased in the open market by the ESPP during the six months ended June 30, 2020 and 2019, respectively, which resulted in compensation expense of $31 thousand and $45 thousand for the three and six months ended June 30, 2020, respectively, compared to $80 thousand and $172 thousand for the three and six months ended June 30, 2019, respectively.

Note 18—Accumulated Other Comprehensive Income (Loss)

Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30, 2020
(In thousands)	Unrealized gains on securities available for sale	Unrealized gains on derivative instruments designated as cash flow hedges	Unrealized gains on defined benefit pension plans	Accumulated other comprehensive income
Balance at December 31, 2019	$19,605	$95,097	$—	$114,702
Net change	48,929	109,829	—	158,758
Balance at June 30, 2020	$68,534	$204,926	$—	$273,460

	Six Months Ended June 30, 2019
	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Unrealized gains (losses) on defined benefit pension plans	Accumulated other comprehensive income (loss)
Balance at December 31, 2018	$(24,279)	$(18,305)	$(328)	$(42,912)
Net change	40,589	115,457	—	156,046
Balance at June 30, 2019	$16,310	$97,152	$(328)	$113,134

Note 19—Subsequent Events

On July 21, 2020, the Board of Directors of Cadence Bancorporation approved a quarterly cash dividend in the amount of $0.05 per share of outstanding common stock, representing an annualized dividend of $0.20 per share. The dividend will be paid on August 7, 2020 to holders of record of Cadence’s Class A common stock on July 31, 2020.

On August 7, 2020, the District Court, in the consolidated case captioned Frank Miller et al. v. Cadence Bancorporation et al., Case No. H-19-3492-LNH, granted the defendants’ motion to dismiss and entered a final judgment dismissing the case in its entirety, with prejudice. See Note 13 for additional detail.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis presents our results of operations and financial condition on a consolidated basis for the three and six months ended June 30, 2020. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying notes, and supplemental financial data included herein. The emphasis of this discussion will be amounts as of June 30, 2020 compared to December 31, 2019 for the balance sheets and the three and six months ended June 30, 2020 compared to June 30, 2019 for the statements of operations.

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

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve Board;
•	requirements to remediate adverse examination findings;
•	changes in the scope and cost of FDIC deposit insurance premiums;
•	implementation of regulatory initiatives regarding bank capital requirements that may require heightened capital;
•	the obligations associated with being a public company;
•	changes in accounting principles, policies, practices, or guidelines;
•	the discontinuation of the London Interbank Offered Rate (“LIBOR”) and other reference rates;
•	our success at managing the risks involved in the foregoing items;
•	our modeling estimates related to an increased interest rate environment;
•	natural disasters, war, or terrorist activities; a pandemic, or the outbreak of COVID-19 or similar outbreak;
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

Overview

Cadence Bancorporation is a financial holding company and a Delaware corporation headquartered in Houston, Texas, and is the parent company of Cadence Bank, N.A. With $18.9 billion in assets, $13.7 billion in total loans (net of unearned discounts and fees), $16.1 billion in deposits and $2.0 billion in shareholders’ equity as of June 30, 2020, we currently operate a network of 98 locations across Texas, Georgia, Alabama, Florida, Mississippi, and Tennessee. We focus on middle-market commercial lending, complemented by retail banking and wealth management services, and provide a broad range of banking services to businesses, high net worth individuals and business owners.

During the first six months of 2020, the global economy experienced a downturn related to the impacts of the COVID-19 global pandemic (“COVID-19”). Such impacts included significant volatility in the global stock markets, a 150-basis-point reduction in the target federal funds rate, the enactment of the Coronavirus Aid, Relief, and Economic Security (“CARES Act”), including the Paycheck Protection Program (“PPP”) administered by the Small Business Administration, and a variety of rulings from our banking regulators.

We continue to actively monitor developments related to COVID-19 and its impact to our business, customers, employees, counterparties, vendors, and service providers. During the first half of 2020, the most notable financial impacts to the our results of operations included a non-cash goodwill impairment charge and higher provision for credit losses primarily as a result of deterioration in macroeconomic variables such as unemployment, GDP and real estate prices, which are incorporated into our economic forecasts utilized to calculate our allowance for credit losses.

In response to the COVID-19 pandemic, we have taken several actions to offer various forms of support to our customers, employees, and communities that have experienced impacts from this development. We are actively working with customers impacted by the economic downturn, offering payment deferrals and other loan modifications. As of June 30, 2020, we have outstanding balances of $1.9 billion in total COVID-19 related modifications, including $1.4 billion or 10% of loans representing active payment deferrals and $0.5 billion representing non-payment deferral loan modifications. The $1.4 billion of active payment deferrals included $295 million in Residential Real Estate; $307 million in Restaurant Industry; $230 million in General C&I; $226 in CRE-Industrial, Retail, and Other; and $108 million in Hospitality, with the remainder spread throughout other portfolios. As of July 31, 2020, the amount of loans with active payment deferrals declined to $671 million, of which $187 million are second deferrals (generally 90-day) and $484 million are first deferrals. The $671 million of active payment deferrals at July 31, 2020 included $128 million in Residential Real Estate; $114 million in Hospitality; $105 million in General C&I; $108 million in CRE-Industrial, Retail and Other; and $65 million in Restaurant Industry, with the remainder spread throughout other portfolios. The remaining first payment deferrals expire primarily in the third quarter of 2020. The vast majority of these loans are currently eligible for exemption from the accounting guidance for TDRs (see Note 4 to the consolidated financial statements and “- Asset Quality – Loan Modifications Related to COVID-19”).

Additionally, through June 30, 2020, we have originated $1.0 billion to approximately 4,100 customers under the PPP of which the majority have been to customers in general C&I and Restaurant portfolios. (See Table 17 – Paycheck Protection Program).

Considering the volatility in the capital markets and economic disruptions, we continue to carefully monitor our capital and liquidity positions, both of which have continued to reflect excess balances and capital levels well over regulatory requirements. In March 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations with an alternative option to delay for two years an estimate of CECL's effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. We elected this alternative option instead of the one described in the December 2018 rule previously issued by banking agencies.

We operate Cadence Bancorporation through three operating segments: Banking, Financial Services and Corporate. Our Banking Segment, which represented approximately 96% of our total revenues for the six months ended June 30, 2020, consists of our Commercial Banking, Retail Banking and Private Banking lines of business. Considering the economic conditions resulting from the COVID-19 pandemic, we conducted an interim goodwill impairment test as of March 31, 2020. The 2020 interim test indicated a goodwill impairment of $443.7 million within the Bank reporting unit resulting in the Company recording an impairment charge of the same amount in the Banking segment for the first quarter of 2020. The primary causes of the goodwill impairment in the Bank reporting unit were economic and industry conditions resulting from COVID-19 that caused volatility and reductions in our market capitalization and our peer banks, increased loan provision estimates, increased discount rates and other changes in variables driven by the uncertain macro-environment that resulted in the estimated fair value of the reporting unit being less than the reporting unit’s carrying value.

Within our Commercial Banking line of business, we focus on select industries, which we refer to as our “specialized industries,” in which we believe we have specialized experience and service capabilities. These industries include franchise restaurant, healthcare, and technology. Energy lending is also an important part of our business as energy production and energy related industries are meaningful contributors to the economy in our Texas market. In our Retail Banking business line, we offer a broad range of banking services through our branch network to serve the needs of consumers and small businesses. In our Private Banking business line, we offer banking services, such as deposit services and residential mortgage lending. Our Financial Services Segment includes our Trust, Retail Brokerage, and Investment Services. These businesses offer products independently to their own customers as well as to Banking Segment clients. Investment Services operates through the “Linscomb & Williams” name. The products offered by the businesses in our Financial Services Segment primarily generate non-banking service fee income. Our Corporate Segment reflects parent-only activities, including debt and capital raising, and intercompany eliminations.

We believe that our franchise is positioned for success as a result of prudent lending in our markets through experienced relationship managers and a client-centered, relationship-driven banking model. We believe our success is supported by (i) our attractive geographic footprint, (ii) our stable and efficient deposit funding provided by our acquired franchises (each of which was a long-standing institution with an established customer network), (iii) our veteran board of directors and management team, (iv) our capital position and (v) our credit quality and risk management processes.

Selected Financial Data

The following table summarizes certain selected consolidated financial data for the periods presented. The historical consolidated financial information presented below contains financial measures that are not presented in accordance with U.S. GAAP and which have not been audited. See “Table 29 – Non-GAAP Financial Measures.”

Table 1 – Selected Financial Data

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
(In thousands, except share and per share data)	2020	2019	2020	2019	2019
Statement of Income Data:
Net (loss) income	$(56,114)	$48,346	$(455,425)	$106,547	$201,958
Net interest income	154,714	160,787	308,182	330,076	651,173
Noninterest income	29,950	31,722	65,019	62,386	130,925
Noninterest expense (3)	88,620	100,529	626,273	213,969	408,770
Provision for credit losses	158,811	28,927	242,240	40,137	111,027
Efficiency ratio (1)	47.99%	52.22%	167.81%	54.52%	52.27%
Adjusted efficiency ratio (1)	47.93%	49.97%	48.92%	48.05%	48.64%
Per Share Data:
(Loss) earnings - basic	$(0.45)	$0.37	$(3.61)	$0.82	$1.56
(Loss) earnings - diluted	(0.45)	0.37	(3.61)	0.82	1.56
Book value per common share	16.24	18.84	16.24	18.84	19.29
Tangible book value (1)	15.15	14.21	15.15	14.21	14.65
Weighted average common shares outstanding
Basic	125,924,652	128,791,933	126,277,549	129,634,049	128,913,962
Diluted	125,924,652	129,035,553	126,277,549	129,787,758	129,017,599
Cash dividends declared	$0.050	$0.175	$0.225	$0.350	$0.700
Dividend payout ratio	(11.11)%	47.30%	(6.23)%	42.68%	44.87%
Performance Ratios:
Return on average common equity (2)	(10.65)%	8.32%	(40.12)%	9.39%	8.51%
Return on average tangible common equity (1)(2)	(10.56)	12.23	(3.57)	13.83	12.40
Return on average assets (2)	(1.22)	1.10	(5.06)	1.22	1.14
Net interest margin (2)	3.51	3.97	3.67	4.09	4.00
Period-End Balance Sheet Data:
Investment securities, available-for-sale	$2,661,433	$1,684,847	$2,661,433	$1,684,847	$2,368,592
Total loans, net of unearned income	13,699,097	13,627,934	13,699,097	13,627,934	12,983,655
Allowance for credit losses ("ACL")	370,901	115,345	370,901	115,345	119,643
Total assets	18,857,753	17,504,005	18,857,753	17,504,005	17,800,229
Total deposits	16,069,282	14,487,821	16,069,282	14,487,821	14,742,794
Total shareholders’ equity	2,045,480	2,426,072	2,045,480	2,426,072	2,460,846
Asset Quality Ratios:
Total nonperforming assets ("NPA") to total loans and OREO and other NPA	1.74%	0.85%	1.74%	0.85%	0.97%
Total ACL to total loans	2.71	0.85	2.71	0.85	0.92
ACL to total nonperforming loans ("NPLs")	165.30	106.08	165.30	106.08	100.07
Net charge-offs to average loans (2)	0.94	0.54	0.97	0.28	0.63
Capital Ratios:
Total shareholders’ equity to assets	10.8%	13.9%	10.8%	13.9%	13.8%
Tangible common equity to tangible assets (1)	10.2	10.8	10.2	10.8	10.9
Common equity tier 1 (CET1)	11.7	10.9	11.7	10.9	11.5
Tier 1 leverage capital	9.5	10.3	9.5	10.3	10.3
Tier 1 risk-based capital	11.7	10.9	11.7	10.9	11.5
Total risk-based capital	14.3	12.9	14.3	12.9	13.7

(1) Considered a non-GAAP financial measure. See “Table 29 – Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

(2) Annualized.

(3) The first six months of 2020 includes the non-cash goodwill impairment charge of $443.7 million in noninterest income, $412.9 million after-tax that was recognized in the first quarter of 2020.

Summary of Results of Operations – Three and Six months ended June 30, 2020

Net (loss) income for the three months ended June 30, 2020 totaled ($56.1) million compared to $48.3 million for the same period in 2019. The second quarter net decrease resulted from an increase in provision for credit losses as a result from degradation of economic forecasts, depressed energy markets and COVID-19 driven stress. The resulting (loss) earnings per diluted common share for the three months ended June 30, 2020 were ($0.45) compared to $0.37 for the same period in 2019.

Net (loss) income for the six months ended June 30, 2020 totaled ($455.4) million, a $562.0 million or 527.4% decrease compared to $106.5 million for the same period in 2019. The primary drivers of the decrease included a non-cash goodwill impairment charge of $412.9 million, net of tax, that was incurred in the first quarter of 2020. Diluted (loss) earnings per common share for the six months ended June 30, 2020 were ($3.61) compared to $0.82 for the same period in 2019.

The second quarter and year-to-date periods of 2020 and 2019 included non-routine revenues and expenses, primarily consisting of the non-cash goodwill impairment charge, merger related expenses, and expenses related to COVID-19. Excluding these non-routine expenses adjusted net (loss) income(1) was ($56.9) million, or ($0.45) per share, and ($44.5) million, or ($0.35) per share, for the three and six months ended June 30, 2020, and $51.3 million, or $0.40 per share, and $126.7 million, or $0.98 per share, for the comparable periods of 2019.

Annualized returns on average assets, common equity and tangible common equity(1) for the second quarter of 2020 were (1.22)%, (10.65)%, and (10.56)%(1) compared to 1.10%, 8.32%, and 12.23%(1) for the same period of 2019, respectively. Annualized returns on average assets, common equity and tangible common equity(1) for the six months ended June 30, 2020 were (5.06)%, (40.12)% and (3.57)% compared to 1.22%, 9.39% and 13.83% for the comparable period of 2019, respectively.

Adjusted returns(1) on average assets, common equity, and tangible common equity for the second quarter of 2020 were (1.24)%, (10.81)%, and (10.73)% compared to 1.17%, 8.86%, and 12.96% for the same period of 2019, respectively. Adjusted returns on average assets, common equity, and tangible common equity exclude the impact of the non-routine items noted above. Adjusted annualized returns on average assets, common equity, and tangible common equity(1) for the six months ended June 30, 2020 were (0.49)%, (3.92)%, and (3.77)% compared to 1.45%, 11.21%, and 16.29% for the comparable period of 2019, respectively.

Net interest income was $154.7 million for the three months ended June 30, 2020, a $6.1 million or 3.8% decrease compared to the same period of 2019. Our net interest spread decreased to 3.23% for the three months ended June 30, 2020 compared to 3.45% for the same period in 2019. Our fully tax-equivalent net interest margin (“NIM”) for the second quarter of 2020 was 3.51% as compared to 3.97% for the second quarter of 2019. The decrease in NIM reflects the impact of lower interest rates, lower yielding PPP loans and securities, and lower accretion income on acquired loans. The gain on our collar transaction and our deposit cost management continue to provide a strong foundation to our NIM.

Net interest income was $308.2 million for the six months ended June 30, 2020, a $21.9 million or 6.6% decrease compared to the same period of 2019. Our net interest spread decreased to 3.29% for the six months ended June 30, 2020 compared to 3.58% for the same period in 2019, and the net interest margin on an annualized basis decreased 42 basis points to 3.67% from 4.09%.

Provision for credit losses increased $129.9 million to $158.8 million in the three months ended June 30, 2020, compared to $28.9 million in the same period in 2019. Provision for credit losses increased $202.1 million for the six months ended June 30, 2020 compared to the same period of 2019 (see “—Provision for Credit Losses” and “—Asset Quality”). Both the three and six -month provision amounts reflect the forecasted effects of COVID-19 on the various loan segments due to higher unemployment, lower GDP, market value, energy prices, and real estate prices. The second quarter 2020 provision was affected by credit migration as well as a negative shift in the outlook for commercial real estate and a slower expected recovery. Our calculation for the ACL in the 2020 periods was impacted by the adoption of CECL, and used the baseline economic scenario provided by a nationally recognized service, as adjusted for qualitative and environmental factors. Annualized net charge-offs were 0.94% and 0.54% of average loans for the three months ended June 30, 2020 and 2019, respectively, and 0.97% and 0.28% for the six months ended June 30, 2020 and 2019, respectively.

Noninterest expense for the three months ended June 30, 2020 was $88.6 million, a decrease of $11.9 million or 11.8% from the same period in 2019 and a decrease of $5.3 million or 5.7% from the first quarter of 2020. Adjusted noninterest expense(1), which excludes the impact of non-routine items(1), was $87.4 million, a decrease of $8.6 million or 8.9% from the same period in 2019 and excluding goodwill impairment change, down $4.4 million or 13.8% from the first quarter of 2020. The year over year declines were driven by lower intangible amortization and lower incentive accruals.

Noninterest expense excluding goodwill impairment charge for the six months ended June 30, 2020 was $182.6 million, a decrease of $31.4 million or 14.7% from the same period in 2019. Adjusted noninterest expense(1), which excludes the impact of non-routine items(1), was $180.0 million, down $7.4 million or 4.0% from the same period in 2019.

Our efficiency ratio(1) was 47.99% for the three months ended June 30, 2020, compared to 52.22% efficiency ratio for that same period of 2019. For the six months ended June 30, 2020, our efficiency ratio, excluding the goodwill impairment charge, was 48.92% compared to 54.52% for the same period of 2019.

Our adjusted efficiency ratio(1) was 47.93% for the three months ended June 30, 2020, compared to 49.97% for the same period of 2019. Our adjusted efficiency ratio(1) was 48.92% for the six months ended June 30, 2020, compared to 48.05% for the same period of 2019. Adjusted efficiency ratios exclude the impact of the non-routine items.

(1) Considered a non-GAAP financial measure. See “Table 29 – Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Summary of Financial Condition as of June 30, 2020

Our cash and cash equivalents at June 30, 2020 totaled $1.9 billion as compared to $0.8 billion at June 30, 2019 and compared to $0.6 billion at March 31, 2020. The $1.3 billion increase in the second quarter of 2020 resulted from the increase of $1.6 billion in deposits during this quarter.

Our total loans, net of unearned income, increased $715.4 million or 5.5%, from December 31, 2019 to $13.7 billion at June 30, 2020. The increases in loan balances during the first six months of 2020 was driven by $1.0 billion in Paycheck Protection Program (“PPP”) loan originations partially offset by payoffs and paydowns. The average amount of each originated PPP loan was approximately $251,000. The declines were driven by reductions in the C&I segment, including paydowns of defensive draws taken in March, and strategic declines in the restaurant, energy and leveraged loan sectors as we work to reduce select exposures. Shrinkage in the C&I loan segment may continue due to softer demand resulting from the economic conditions caused by the COVID-19 pandemic.

Total nonperforming assets (“NPA”) as a percent of total loans, OREO and other NPA increased to 1.74% compared to 0.97% as of December 31, 2019. NPA totaled $238.3 million as of June 30, 2020, compared to $125.5 million as of December 31, 2019. The adoption of CECL resulted in additional NPL in the purchased credit deteriorated (“PCD”) population that were previously considered performing when accounted for in a pool under prior accounting methodology versus individually under CECL. Had CECL been in place at December 31, 2019, the amount of these PCD loans would have been $43.0 million.

Our allowance for credit losses (“ACL”) increased $251.3 million, or 210.0%, to $370.9 million at June 30, 2020, and represented approximately 2.71% of total loans at June 30, 2020 and 0.92% at December 31, 2019. Excluding PPP loans, our ACL was 2.93% of total loans at June 30, 2020. Upon our adoption of CECL on January 1, 2020, we recorded an increase of $76.2 million or 63.4% to our ACL and reserve for unfunded commitments.

Total deposits increased $1.3 billion, or 9.0%, to $16.1 billion at June 30, 2020, from $14.7 billion at December 31, 2019. Over the same period, noninterest-bearing deposits increased $1.39 billion, or 36.2%, and comprised 32.5% and 26.0% of total deposits at June 30, 2020 and December 31, 2019, respectively. During the first six months of 2020, core deposit increases reflect customers maintaining additional liquidity in the current environment and broader impacts of fiscal stimulus. There was an increase in brokered deposits of $392.4 million from December 31, 2019 bringing the ratio of brokered deposits to total deposits to 3.7%.

Our Tier 1 leverage ratio decreased 83 basis points, Tier 1 risk-based capital increased 15 basis points, and total risk-based capital ratio increased 61 basis points from December 31, 2019. We met all capital adequacy requirements and the Bank continued to exceed the requirements to be considered well-capitalized under regulatory guidelines as of June 30, 2020.

Results of Operations

Earnings

For the three and six months ended June 30, 2020, the Company reported net losses of ($56.1) million and ($455.4) million compared to net income of $48.3 million and $106.5 million for the same periods of 2019, respectively. The following table presents key earnings data for the periods:

Table 2 – Key Earnings Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net (loss) income	$(56,114)	$48,346	$(455,425)	$106,547
Net (loss) income per common share
- Basic	(0.45)	0.37	(3.61)	0.82
- Diluted (1)	(0.45)	0.37	(3.61)	0.82
Dividends declared per share	0.050	0.175	0.225	0.350
Dividend payout ratio	(11.11)%	47.30%	(6.23)%	42.68%
Net interest margin (2)	3.51	3.97	3.67	4.09
Net interest spread (2)	3.23	3.45	3.29	3.58
Return on average assets (2)	(1.22)	1.10	(5.06)	1.22
Return on average common equity (2)	(10.65)	8.32	(40.12)	9.39
Return on average tangible common equity (2)(3)	(10.56)	12.23	(3.57)	13.83

(1) For three and six months ended June 30, 2020, there were no common stock equivalents as these were anti-dilutive. As of three and six months ended June 30, 2019, common stock equivalents of 243,620 and 153,709, respectively, were included.

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

With the adoption of CECL, we measured the Day 1 amortized cost of our current Purchased Credit Deteriorated (“PCD”) assets by adding the Day 1 estimate of expected credit losses under the CECL impairment model to the loans’ Day 1 carrying value (or initial remaining purchase price). Because the initial estimate for expected credit losses for PCD loans is added to the carrying value to establish the Day 1 amortized cost, PCD accounting is commonly referred to as a “gross-up” approach. There was no capital impact recognized Day 1 on our PCD loans, rather the “gross-up” was offset by the establishment of the initial allowance. Under CECL, interest income for a PCD asset is recognized using the effective interest rate (“EIR”) calculated at initial measurement. This EIR is determined by equating the amortized cost basis of the instrument to its contractual cash flows, consistent with ANCI loans. Noncredit-related discount or premium on the PCD loans is accreted or amortized, using the EIR. Interest earned on PCD loans is reflected through interest income where it was previously considered in ACI loan accretion based on expected cash flows. The prior period numbers in Table 3 have been revised to be comparable to the 2020 presentation (the total interest income on PCD loans has not changed.). The yield on our PCD portfolio for the three months ended June 30, 2020, excluding accretion was 6.30% compared to 3.84% for the three months ended June 30, 2019. The yield on our PCD portfolio for the six months ended June 30, 2020, excluding accretion was 5.96% compared to 4.32% for the six months ended June 30, 2019. This increase is related to certain PCD loans that were previously accounted for within pools before the adoption of CECL returning to an individual accruing status.

The following table summarizes the amount of interest income related to our originated, ANCI, and PCD portfolios for the periods presented:

Table 3 – Interest Income on Loan Portfolios

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest Income Detail
Originated loans	$125,922	$135,946	$255,324	$271,761
ANCI loans: interest income	26,264	49,095	59,205	100,204
ANCI loans: accretion	6,703	6,171	14,413	18,649
PCD loans: interest income (1)	3,111	2,781	6,150	6,343
PCD loans: accretion (1)	854	8,017	2,897	10,805
Total loan interest income	$162,854	$202,011	$337,988	$407,762

Yields
Originated loans	4.53%	5.43%	4.80%	5.52%
ANCI loans without discount accretion	4.20	5.49	4.54	5.55
ANCI loans discount accretion	1.08	0.69	1.11	1.04
PCD loans without discount accretion	6.30	3.84	5.96	4.32
PCD loans discount accretion	1.73	11.06	2.81	7.36
Total loan yield	4.72%	5.82%	5.03%	5.93%

(1)

For the individual components, prior quarter PCD amounts have been revised to be comparable to the current quarter presentation. The total amount for PCD loans has not changed. Interest income for PCD loans represents contractual interest.

Three Months Ended June 30, 2020 and 2019

Our net interest income, fully-tax equivalent (“FTE”), for the three months ended June 30, 2020 and 2019 was $155.1 million and $161.2 million, respectively, a decrease of $6.1 million. Our net interest margin for the three months ended June 30, 2020 and 2019 was 3.51% and 3.97%, respectively, a decrease of 46 basis points. The net interest margin for the three months ended June 30, 2020 was impacted by the addition of PPP loans averaging $663.6 million at an annualized yield of 2.37%. The following table sets forth the components of our FTE net interest income with the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three months ended June 30, 2020:

Table 4 - Rate/Volume Analysis

	Three Months Ended June 30,
	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2020	2019	(Decrease)	Rate	Volume

Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated loans	$125,922	$135,946	$(10,024)	$(24,088)	$14,064
ANCI portfolio	32,967	55,266	(22,299)	(7,310)	(14,989)
PCD portfolio (3)	3,965	10,799	(6,834)	(4,052)	(2,782)
Interest on securities:
Taxable	12,207	10,298	1,909	(2,534)	4,443
Tax-exempt (2)	1,948	2,061	(113)	(139)	26
Interest on fed funds and short-term investments	328	2,667	(2,339)	(3,867)	1,528
Interest on other investments	247	520	(273)	(342)	69
Total interest income	177,584	217,557	(39,973)	(42,332)	2,359
Expense from interest-bearing liabilities:
Interest on demand deposits	7,511	30,195	(22,684)	(24,966)	2,282
Interest on savings deposits	179	245	(66)	(101)	35
Interest on time deposits	10,451	20,298	(9,847)	(5,425)	(4,422)
Interest on other borrowings	937	3,051	(2,114)	(914)	(1,200)
Interest on subordinated debentures	3,383	2,548	835	(454)	1,289
Total interest expense	22,461	56,337	(33,876)	(31,860)	(2,016)
Net interest income	$155,123	$161,220	$(6,097)	$(10,472)	$4,375

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

Our FTE total interest income for the three months ended June 30, 2020 totaled $177.6 million compared to $217.6 million for the three months ended June 30, 2019. This decrease is primarily the result of a decrease in interest income on loans slightly offset by an increase in interest income on securities. The decrease in interest income on loans resulted from the decline in LIBOR from second quarter of 2019 to the second quarter of 2020. We recognized $17.7 million in hedge income in the second quarter of 2020 which partially offset the decline in rates.

On March 6, 2020, we terminated our $4.0 billion notional interest rate collar, realizing a gain of $261.2 million (“transaction gain”). The value received in exchange for the termination assumed an average 1-month LIBOR rate of 0.5785% over the next four years. The locked-in transaction gain, currently reflected in other comprehensive income net of deferred income taxes, will amortize over an expected four years into interest income, regardless of the interest rate environment. Based on our current interest rate forecast, $77.2 million of deferred income on derivatives in other comprehensive income at June 30, 2020 is estimated to be reclassified into net interest income during the next twelve months. Future changes to interest rates or the amount of outstanding hedged loans may significantly change actual amounts reclassified to income.

Our interest expense for the three months ended June 30, 2020 and 2019 was $22.5 million and $56.3 million, respectively, a decrease of $33.9 million. This decrease is primarily related to strategic decisions to reduce higher cost deposit rates. Our cost of interest-bearing deposits decreased to 0.65% for the three months ended June 30, 2020 compared to 1.79% for the three months ended June 30, 2019. Our total cost of borrowings for the three months ended June 30, 2020 and 2019 was 4.66% and 5.09%, respectively.

The following table presents for the three months ended June 30, 2020 and 2019, on an FTE basis, our average balance sheet and our annualized average yields on assets and annualized average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

Table 5 – Average Balances, Net Interest Income and Interest Yields/Rates

	For the Three Months Ended June 30,
	2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)
Originated loans	$11,173,408	$125,922	4.53%	$10,044,825	$135,946	5.43%
ANCI portfolio	2,512,163	32,967	5.28	3,586,344	55,266	6.18
PCD portfolio (3)	198,649	3,965	8.03	290,704	10,799	14.90
Total loans	13,884,220	162,854	4.72	13,921,873	202,011	5.82
Investment securities
Taxable	2,269,017	12,207	2.16	1,500,971	10,298	2.75
Tax-exempt (2)	218,450	1,948	3.59	215,579	2,061	3.83
Total investment securities	2,487,467	14,155	2.29	1,716,550	12,359	2.89
Federal funds sold and short-term investments	1,342,779	328	0.10	597,988	2,667	1.79
Other investments	77,337	247	1.28	67,124	520	3.11
Total interest-earning assets	17,791,803	177,584	4.01	16,303,535	217,557	5.35
Noninterest-earning assets:
Cash and due from banks	176,716			111,337
Premises and equipment	127,413			128,067
Accrued interest and other assets	672,132			1,217,228
Allowance for credit losses	(267,464)			(106,656)
Total assets	$18,500,600			$17,653,511
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$8,368,151	$7,511	0.36%	$7,732,568	$30,195	1.57%
Savings deposits	291,874	179	0.25	251,270	245	0.39
Time deposits	2,527,090	10,451	1.66	3,379,889	20,298	2.41
Total interest-bearing deposits	11,187,115	18,141	0.65	11,363,727	50,738	1.79
Other borrowings	149,973	937	2.51	300,897	3,051	4.07
Subordinated debentures	222,574	3,383	6.11	140,722	2,548	7.26
Total interest-bearing liabilities	11,559,662	22,461	0.78	11,805,346	56,337	1.91
Noninterest-bearing liabilities:
Demand deposits	4,587,673			3,281,383
Accrued interest and other liabilities	234,469			234,927
Total liabilities	16,381,804			15,321,656
Shareholders' equity	2,118,796			2,331,855
Total liabilities and shareholders' equity	$18,500,600			$17,653,511
Net interest income/net interest spread		155,123	3.23%		161,220	3.45%
Net yield on earning assets/net interest margin			3.51%			3.97%
Taxable equivalent adjustment:
Investment securities		(409)			(433)
Net interest income		$154,714			$160,787
_____________________
(1) Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2) Interest income and yields are presented on a taxable equivalent basis using a tax rate of 21%.

(3) Prior to the adoption of CECL on January 1, 2020, these loans were referred to as ACI loans.

Six months ended June 30, 2020 and 2019

Our FTE net interest income for the six months ended June 30, 2020 and 2019 was $309.0 million and $331.0 million, respectively, a decrease of $22.0 million. Our net interest margin for the six months ended June 30, 2020 and 2019 was 3.67% and 4.09%, respectively, a decrease of 42 basis points.  The net interest margin for the six months ended June 30, 2020 was impacted by the addition of PPP loans averaging $333.3 million and an annualized yield of 2.37%. The following table sets forth, on an FTE basis, the components of our net interest income with the effect that the varying levels of interest earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the six months ended June 30, 2020 and 2019:

	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2020	2019	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated loans	$255,324	$271,761	$(16,437)	$(63,345)	$46,908
ANCI portfolio	73,617	118,853	(45,236)	(15,370)	(29,866)
PCD portfolio (3)	9,047	17,148	(8,101)	(3,678)	(4,423)
Interest on securities:
Taxable	26,222	21,094	5,128	(8,819)	13,947
Tax-exempt (2)	3,757	4,261	(504)	(358)	(146)
Interest on fed funds and short-term investments	2,112	5,949	(3,837)	(9,165)	5,328
Interest on other investments	641	1,138	(497)	(1,145)	648
Total interest income	370,720	440,204	(69,484)	(101,880)	32,396
Expense from interest-bearing liabilities:
Interest on demand deposits	29,180	59,454	(30,274)	(38,253)	7,979
Interest on savings deposits	496	471	25	(77)	102
Interest on time deposits	23,194	37,484	(14,290)	(7,389)	(6,901)
Interest on other borrowings	2,044	6,746	(4,702)	(2,142)	(2,560)
Interest on subordinated debentures	6,833	5,078	1,755	(2,289)	4,044
Total interest expense	61,747	109,233	(47,486)	(50,150)	2,664
Net interest income	$308,973	$330,971	$(21,998)	$(51,730)	$29,732

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

Our FTE total interest income for the six months ended June 30, 2020 totaled $370.7 million compared to $440.2 million for the six months ended June 30, 2019. This decrease is primarily the result of a decrease in interest income on loans slightly offset by an increase in interest income on securities. We recognized $25.6 million in hedge income year-to-date in 2020 which partially offset the decline in rates.

  Our interest expense for the six months ended June 30, 2020 and 2019 was $61.7 million and $109.2 million, respectively, a decrease of $47.5 million. This decrease is primarily related to strategic decisions to reduce higher cost deposit rates given the decline in Federal funds rates during the period. Our cost of interest-bearing deposits was 0.96% for the six months ended June 30, 2020 compared to 1.74% for the six months ended June 30, 2019. Our total cost of borrowings for the six months ended June 30, 2020 and 2019 was 2.19% and 4.79%, respectively.

The following table presents for the six months ended June 30, 2020 and 2019, our average balance sheet and our average yields on assets and annualized average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	For the Six Months Ended June 30,
	2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)
Originated loans	$10,693,627	$255,324	4.80%	$9,928,967	$271,761	5.52%
ANCI portfolio	2,621,701	73,617	5.65	3,635,352	118,853	6.59
PCD portfolio (3)	207,467	9,047	8.77	296,152	17,148	11.68
Total loans	13,522,795	337,988	5.03	13,860,471	407,762	5.93
Investment securities
Taxable	2,233,773	26,222	2.36	1,516,158	21,094	2.81
Tax-exempt (2)	208,599	3,757	3.62	216,385	4,261	3.97
Total investment securities	2,442,372	29,979	2.47	1,732,543	25,355	2.95
Federal funds sold and short-term investments	985,832	2,112	0.43	680,337	5,949	1.76
Other investments	78,755	641	1.64	62,656	1,138	3.66
Total interest-earning assets	17,029,754	370,720	4.38	16,336,007	440,204	5.43
Noninterest-earning assets:
Cash and due from banks	213,760			115,064
Premises and equipment	127,613			128,526
Accrued interest and other assets	960,808			1,166,232
Allowance for credit losses	(234,625)			(101,886)
Total assets	$18,097,310			$17,643,943
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$8,244,896	$29,180	0.71%	$7,871,015	$59,454	1.52%
Savings deposits	282,159	496	0.35	249,968	471	0.38
Time deposits	2,524,504	23,194	1.85	3,183,894	37,484	2.37
Total interest-bearing deposits	11,051,559	52,870	0.96	11,304,877	97,409	1.74
Other borrowings	183,668	2,044	2.24	359,298	6,746	3.79
Subordinated debentures	222,454	6,833	6.18	138,341	5,078	7.40
Total interest-bearing liabilities	11,457,681	61,747	1.08	11,802,516	109,233	1.87
Noninterest-bearing liabilities:
Demand deposits	4,123,143			3,307,745
Accrued interest and other liabilities	233,683			246,679
Total liabilities	15,814,507			15,356,940
Shareholders' equity	2,282,803			2,287,003
Total liabilities and shareholders' equity	$18,097,310			$17,643,943
Net interest income/net interest spread		308,973	3.29%		330,971	3.58%
Net yield on earning assets/net interest margin			3.67%			4.09%
Taxable equivalent adjustment:
Investment securities		(791)			(895)
Net interest income		$308,182			$330,076
_____________________

(1) Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2) Interest income and yields are presented on a taxable equivalent basis using a tax rate of 21%.

(3) Prior to the adoption of CECL on January 1, 2020, these loans were referred to as ACI loans.

Provision for Credit Losses

On January 1, 2020, we adopted the current expected credit loss (“CECL”) accounting standard for estimating credit losses (see Note 1 to the consolidated financial statements). CECL replaces the current incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, the provision for credit losses includes the provision for loan losses and the provision for unfunded credit commitments. Prior to the adoption of CECL, the provision for unfunded credit commitments was included in other noninterest expenses. Prior periods are not required to be restated and, therefore, total provision for credit losses for the three and six months ended June 30, 2019 does not include the provision for unfunded commitments.

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

The provision for credit losses totaled $158.8 million and $242.2 million, respectively, for the three and six months ended June 30, 2020, compared to $28.9 million and $40.1 million, respectively, for the three and six months ended June 30, 2019.  The provision for the three and six months ended June 30, 2020 reflects the forecasted effects of COVID-19 on the various loan segments due to higher unemployment, lower GDP, market value, energy prices, and real estate prices. The second quarter 2020 provision was affected by credit migration as well as a negative shift in the outlook for commercial real estate and a slower expected recovery. Second quarter credit migration and portfolio balance changes contributed approximately 40% to our provision while approximately 60% was related primarily to changes in economic forecasts. Our ACL estimate used the baseline scenario provided by a nationally recognized service, as adjusted for certain qualitative and environmental factors (see “—Allowance for Credit Losses”). Net charge-offs were $32.6 million or 0.94% annualized of average loans for the three months ended June 30, 2020 compared to $18.6 million or 0.54% for the three months ended June 30, 2019. Net charge-offs were $65.0 million or 0.97% annualized of average loans for the six months ended June 30, 2020 compared to $19.1 million or 0.28% for the six months ended June 30, 2019. Loan charge-offs recognized during the three months ended June 30, 2020 and six months ended June 30, 2020 are higher compared the same periods of 2019 as a result of credit migration that has occurred primarily in the restaurant, energy, and general C&I classes and significantly impacted by the effects of COVID.

We recognized $28.9 million and $40.1 million in provision during the three and six months ended June 30, 2019, respectively, which included $27.0 million and $38.6 million provision related to the originated portfolio. The C&I originated portfolio provision of $24.0 million and $33.4 million for the three and six months ended June 30, 2019 included provisions related to overall growth and migration within the portfolios, including increases in NPL and classified loans.

The following is a summary of our provision for credit losses by portfolio segment for the periods indicated:

Table 6 – Provision for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Funded Loans
Commercial and industrial	$95,325	$24,653	$159,008	$33,952
Commercial real estate	59,359	3,201	77,158	3,303
Consumer	3,522	240	4,278	1,446
Small business(1)	—	833	—	1,436
Total provision for funded loans	158,206	28,927	240,444	40,137
Unfunded commitments	605	—	1,796	—
Total provision for credit losses	$158,811	$28,927	$242,240	$40,137

(1) After the implementation of CECL, provision expense related to Small Business loans is included in Commercial and industrial and Commercial real estate. Prior period provision is presented as previously reported and may not be comparable by segment to the current period presentation.

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of income generated from the services we provide our customers.

Noninterest income totaled $30.0 million and $65.0 million for the three and six months ended June 30, 2020, compared to $31.7 million and $62.4 million for the three and six months ended June 30, 2019, respectively. The decrease for the three months ended June 30, 2020 is primarily attributable to decreases in bankcard fees, other service fees, credit related fees, and other noninterest income affected by COVID-19 impacts on customer behavior. The increase for the six months ended June 30, 2020 is primarily due to service charges on deposits, SBA income and security gains.

The following table compares noninterest income for the three and six months ended June 30, 2020 and 2019:

Table 7 – Noninterest Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	% Change	2020	2019	% Change
Investment advisory revenue	$6,505	$5,797	12.2%	$12,111	$11,439	5.9%
Trust services revenue	4,092	4,578	(10.6)	8,908	8,913	(0.1)
Service charges on deposit accounts	4,852	4,730	2.6	11,268	9,860	14.3
Credit related fees	4,401	5,341	(17.6)	10,384	10,211	1.7
Bankcard fees	1,716	2,279	(24.7)	3,674	4,492	(18.2)
Payroll processing revenue	1,143	1,161	(1.6)	2,510	2,580	NM
SBA income	1,335	1,415	(5.7)	3,243	2,864	NM
Other service fees	1,528	1,907	(19.9)	3,440	4,011	(14.2)
Securities gains, net	2,286	938	NM	5,280	926	NM
Other	2,092	3,576	(41.5)	4,201	7,090	(40.7)
Total noninterest income	$29,950	$31,722	(5.6)%	$65,019	$62,386	4.2%

Investment Advisory Revenue. Our investment advisory revenue is comprised largely of investment management and financial planning revenues generated through our subsidiary Linscomb & Williams, Inc. (“L&W”). For the three months ended June 30, 2020, investment advisory revenue had an increase of $0.7 million or 12.2% from the same period of 2019. For the six months ended June 30, 2020, investment advisory revenue increased to $12.1 million, or 5.9%, from the six months ended June 30, 2019. Assets under management increased by 17.9% as of June 30, 2020 compared to June 30, 2019.

Trust Services Revenue. We earn fees from our customers for trust services. For the three months ended June 30, 2020 and 2019, trust fees totaled $4.1 million and $4.6 million respectively, a decrease of $0.5 million, or 10.6%. For the six months ended June 30, 2020 and 2019, trust fees totaled $8.9 million. Assets under management increased by 8.6% as of June 30, 2020 compared to June 30, 2019.

Service Charges on Deposit Accounts. We earn fees from our customers for deposit-related services. For the three and six months ended June 30, 2020, service charges on deposits had an increase of $0.1 million and $1.4 million, respectively. For the six months ended June 30, 2020, the 14.3% increase was largely due to increased number of deposit accounts and customers from the State Bank acquisition were not subject to our deposit fees until the second quarter of 2019. Additionally, the earnings credit on certain commercial accounts decreased in the first quarter of 2020 resulting in increased fees on these accounts.

Credit-Related Fees. Our credit-related fees include fees related to credit advisory services, unfunded commitment fees and letter of credit fees. For the three and six months ended June 30, 2020, credit-related fees had a decrease of 17.6% and an increase of 1.7% to $4.4 million and $10.4 million compared to $5.3 million and $10.2 million for the three and six months ended June 30, 2019, respectively. The current quarter’s decrease was primarily related to decreased loan activity resulting from corporate reductions of debt and strategic declines in certain sectors as we work to reduce select exposures. This decrease was partially mitigated by an increase of $0.6 million in fees from derivatives and swaps.

Bankcard Fees. Our bankcard fees are comprised of automated teller machine (“ATM”) network fees and debit card revenue. Our bankcard fees were $1.7 million and $3.7 million for the three and six months ended June 30, 2020, respectively. The decreases of 24.7% and 18.2% for the three and six months ended June 30, 2020, respectively, were related to a decrease in card usage resulting from the economic slowdown associated with COVID-19.

SBA Income. Small Business Administration (“SBA”) income consists of gains on sales of SBA loans, servicing fees, and other miscellaneous fees. SBA income was $1.3 million and $3.2 million for the three and six months ended June 30, 2020 compared to $1.4 million and $2.9 million for the three and six months ended June 30, 2019, respectively. For the three months ended June 30, 2020, SBA income remained relatively flat due to SBA personnel being redirected and focused on PPP loan generation during the period. For the six months ended June 30,2020, the increase was largely driven by an increase of 12.8% in gain on sale of SBA loans and an increase of 18.5% in SBA serving fees related to the expanded focus on SBA lending after the unit was acquired with the State Bank acquisition.

Securities Gains. During the first quarter and second quarters of 2020, we sold and purchased investment securities through routine portfolio rebalancing for balance sheet management. For the three and six months ended June 30, 2020, the net gain was $2.3 million and $5.3 million, respectively.

Other Service Fees. Our other service fees include retail services fees. For the three months ended June 30, 2020 and 2019, other service fees totaled $1.5 million and $1.9 million, respectively. For the six months ended June 30, 2020 and 2019, other service fees totaled $3.4 million and $4.0 million, respectively. The second quarter and first half of 2020 decrease resulted primarily from a decrease in foreign exchange fees and wires transfer related fees.

Other Income. Other income for the three and six months ended June 30, 2020 compared to the same periods of 2019 decreased by $1.5 million, or 41.5%, and decreased $2.9 million, or 40.7%, respectively. For the three months ended June 30, 2020 the decrease resulted from a write down of $2.0 million on investments in limited partnerships and $0.7 million in foreign exchange settlement fees partially offset by an increase of $1.3 million in mortgage income banking. For the six months ended June 30, 2020 the decrease resulted from a $2.8 million decline in earnings on limited partnerships (including a write down of $2.0 million on one investment), losses of $0.5 million in equity securities, and a loss on sale of  fixed assets of $0.6 million, decrease of $0.5 million in foreign exchange transactions, and a loss of $0.5 million on net profits interests. These items were partially offset by an increase of $1.9 million in mortgage banking income and the 2019 revaluation charge of $2.0 million on a receivable related to the sale of our insurance company assets.

Noninterest Expenses

The following table compares noninterest expense for the three and six months ended June 30, 2020 and 2019:

Table 8 – Noninterest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	% Change	2020	2019	% Change
Salaries and employee benefits	$47,158	$53,660	(12.1)%	$95,965	$107,131	(10.4)%
Premises and equipment	10,634	11,148	(4.6)	21,443	22,106	(3.0)
Merger related expenses	—	4,562	(100.0)	1,281	26,562	(95.2)
Goodwill impairment charge	—	—	NM	443,695	—	NM
Intangible asset amortization	5,472	5,888	(7.1)	11,065	11,961	(7.5)
Data processing expense	3,084	3,435	(10.2)	6,436	6,029	6.8
Software amortization	4,036	3,184	26.8	7,583	6,519	16.3
Consulting and professional fees	3,009	1,899	58.5	5,715	4,128	38.4
Loan related expenses	735	1,740	(57.8)	1,495	2,650	(43.6)
FDIC insurance	3,939	1,870	110.6	6,374	3,622	76.0
Communications	1,002	1,457	(31.2)	2,158	2,455	(12.1)
Advertising and public relations	920	1,104	(16.7)	2,384	1,885	26.5
Legal expenses	579	645	(10.2)	991	803	23.4
Other	8,052	9,937	(19.0)	19,688	18,118	8.7
Total Noninterest Expense	$88,620	$100,529	(11.8)%	$626,273	$213,969	192.7%

Noninterest expense was $88.6 million and $626.3 million for the three and six months ended June 30, 2020 compared to $100.5 million and $214.0 million for the three and six months ended June 30, 2019, respectively. The decrease of $11.9 million for the three months ended June 30, 2020 was a result of decreases in merger expenses and salary and employee benefits related expenses. The increase of $412.3 million for the six months ended June 30, 2020, was driven by a non-cash goodwill impairment charge of $443.7 million incurred during the first quarter of 2020. Excluding the goodwill impairment charge, noninterest expense for the first six months of 2020 was $182.6 million, a decrease of $31.4 million or 14.7% from the same period in 2019 largely driven by a decrease in merger related expenses.

Salaries and Employee Benefits

Excluding goodwill impairment charge, salaries and employee benefit costs are the largest component of noninterest expense and include employee payroll expense, incentive compensation, health insurance, benefit plans and payroll taxes. The decrease of $6.5 million and $11.2 million, or 12.1% and 10.4% for the three and six months ended June 30, 2020 compared to the same periods of 2019, respectively, was primarily due to a reduction in incentive compensation due to lower earnings and other compensation accruals. The decrease in the second quarter of 2020 also included an additional $2.2 million in expense deferrals resulting from the origination of the PPP loans. Regular compensation makes up the majority of the total salaries and employee benefits category and remained flat for the three months ended June 30, 2020 compared to the 2019 period. For the six months ended June 30, 2020, regular compensation increased 5.4% compare to the same period of 2019. This increase is primarily related to build out and support of the State Bank acquisition, including C&I lending, technology, operations and risk areas, as well as the full period impact of the W&P acquisition.

The following table provides additional detail of our salaries and employee benefits expense for the periods presented:

Table 9 – Salaries and Employee Benefits Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Salaries and employee benefits
Regular compensation	$32,704	$32,813	$68,840	$65,327
Incentive compensation	7,640	13,772	10,459	25,123
Taxes and employee benefits	6,814	7,075	16,666	16,681
Total salaries and employee benefits	$47,158	$53,660	$95,965	$107,131

Premises and Equipment. Rent, depreciation and maintenance costs comprise most of premises and equipment expense. It decreased $0.5 million, or 4.6%, and decreased $0.7 million, or 3.0%, essentially unchanged for the three and six months ended June 30, 2020, respectively, compared to the same periods as of 2019.

Merger Related Expenses. For the three months ended June 30, 2020, merger related expenses decreased $4.6 million to zero. For the six months ended June 30, 2020, merger related expense decreased $25.3 million to $1.3 million. Merger related expenses in 2019 were primarily related to the acquisition of State Bank.

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

We have $43.1 million in goodwill remaining in our separate reporting units of Trust and Registered Investment Advisor businesses for which the Company's assessments did not indicate potential impairment. The fair values of the reporting units are based upon management’s estimates and assumptions. Although management has used the estimates and assumptions it believes to be most appropriate in the circumstances, it should be noted that even relatively minor changes in certain assumptions used in management’s calculations could result in significant differences in the results of the impairment tests.

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

Data Processing. Data processing expense for our operating systems totaled $3.1 million, a decrease of 10.2%, for the three months ended June 30, 2020 compared to the same period in 2019. For the six months ended June 30, 2020, data processing expense for our operating systems totaled $6.4 million, an increase of 6.8%, compared to the same period in 2019. These decreases occurred as a result of new contracts executed at lower costs for treasury management and Internet banking. Additionally, we have consolidated certain services in 2020 for which we were paying two vendors in the first half of 2019 after the State Bank merger

Consulting and Professional Services. For the three months ended June 30, 2020, our consulting and professional services increased $1.1 million or 58.5% compared to that same period in 2019. Consulting and professional services for the six months ended June 30, 2020 were $5.7 million, an increase of 38.4%, compared to the same period in 2019. A portion of our consulting and professional fees in 2019 were reported as merger related expenses as they were directly related to the State Bank acquisition.

FDIC Insurance. For the three and six months ended June 30, 2020, FDIC insurance expense had an increase of $2.1 million and $2.8 million, respectively. Our FDIC assessment will vary between reported periods as it is determined on various risk factors including earnings, credit, liquidity, composition of our balance sheet, loan concentration and regulatory ratings. The increase for the three months ended June 20, 2020 resulted, in part, from the net loss recorded in the first quarter of 2020 and the growth in deposits during the quarter.

Advertising and Public Relations. Advertising and public relations expenses, which include costs to create marketing campaigns, purchase the various media space or time, conduct market research, and various sponsorships in our expanded markets, had a decrease of $0.2 million or 16.7%, and an increase of $0.5 million or 26.5% for the three and six months ended June 30, 2020, respectively. The increase for the six-month period was primarily associated with expanded advertising and public relations in our Georgia markets.

Other. Other expenses include costs for insurance, supplies, education and training, and other operational expenses. For the three and six months ended June 30, 2020, other noninterest expenses decreased by 19.0% and increased 8.7% compared to the same periods in 2019, respectively. The change for the three months ended June 30, 2020, was primarily due to a decline in employee travel and business development expenses. The change for the six months as of June 30, 2020, was primarily due to increases in special asset expenses of $1.1 million.

Income Tax (Benefit) Expense

Income tax (benefit) expense for the three and six months ended June 30, 2020 was ($6.7) million and ($39.9) million compared to $14.7 million and $31.8 million for the same periods in 2019, respectively.

The effective tax rate on our pretax (loss) income of ($62.8) million and ($495.3) million was 10.6% and 8.1% for the three and six months ended June 30, 2020 compared to 23.3% and 23.0% on pre-tax income for the same periods in 2019, respectively. For the three and six months ended June 30, 2020, the change in the effective tax rate was driven by the decrease in income before income taxes.

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

At June 30, 2020, we had a net deferred tax asset of $65.9 million compared to a net deferred tax liability of $25.0 million at December 31, 2019. The increase in the net deferred asset was primarily due to the tax effect of the CECL transition (see Notes 1 and 4 to the consolidated financial statements), increased provision for credit losses, reduction of deferred tax liabilities related to tax deductible goodwill, and the termination of the interest rate collar (see Note 6 to the consolidated financial statements).

Financial Condition

The following table summarizes selected components of our balance sheet as of the periods indicated.

Table 10 – Selected Balance Sheet Data

	As of		Average Balances
(In thousands)	June 30, 2020	December 31, 2019	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Total assets	$18,857,753	$17,800,229	$18,500,600	$18,097,310	$17,689,126
Total interest-earning assets	18,191,732	16,254,827	17,791,803	17,029,754	16,320,573
Total interest-bearing liabilities	11,221,395	11,281,263	11,559,662	11,457,681	11,634,514
Short-term and other investments	1,790,808	813,069	1,420,116	1,064,587	829,153
Securities available-for-sale	2,661,433	2,368,592	2,487,467	2,442,372	1,776,689
Loans, net of unearned income	13,699,097	12,983,655	13,884,220	13,522,795	13,714,731
Goodwill	43,061	485,336	43,061	262,004	484,003
Noninterest-bearing deposits	5,220,109	3,833,704	4,587,673	4,123,143	3,431,300
Interest-bearing deposits	10,849,173	10,909,090	11,187,115	11,051,559	11,197,328
Borrowings and subordinated debentures	372,222	372,173	372,547	406,122	437,186
Shareholders' equity	2,045,480	2,460,846	2,118,796	2,282,803	2,373,856

Investment Portfolio

Our available-for-sale securities portfolio increased $292.8 million or 12.4%, to $2.7 billion at June 30, 2020, from $2.4 billion at December 31, 2019. During the six months ended June 30, 2020, approximately $180.6 million of securities available-for-sale were sold and $638.0 million of securities available-for-sale were purchased. In addition, $227.9 million of securities matured or were paid down. The increase in securities is a result of substantial growth in deposits and lower loan originations outside of the PPP loans. Securities acquired include primarily investment grade municipal bonds and agency-backed mortgages. At June 30, 2020, our investment securities portfolio was 14.6% of our total interest-earning assets and produced an average taxable equivalent yield of 2.29% and 2.47% as of the three and six months ended June 30, 2020, respectively, compared to 2.89% and 2.95% for the three and six months ended June 30, 2019, respectively.

The following table sets forth the fair value of the available-for-sale securities at the dates indicated:

Table 11 – Investment Portfolio

	As of		Percent Change
(In thousands)	June 30, 2020	December 31, 2019	2020 vs 2019
Securities available-for-sale:
Obligations of U.S. government agencies	$105,504	$69,106	52.7%
Mortgage-backed securities ("MBS") issued or guaranteed by U.S. agencies:
Residential pass-through:
Guaranteed by GNMA	115,312	99,082	16.4
Issued by FNMA and FHLMC	1,647,852	1,435,497	14.8
Collateralized mortgage obligations	237,535	295,832	(19.7)
Commercial MBS	314,136	275,958	13.8
Total MBS	2,314,835	2,106,369	9.9
Obligations of states and municipal subdivisions	241,094	193,117	24.8
Total securities available-for-sale	$2,661,433	$2,368,592	12.4%

The net unrealized gain on our available-for-sale securities portfolio was $87.2 million and $22.8 million at June 30, 2020 and December 31, 2019, respectively. The following tables summarize the investment securities with unrealized losses at June 30, 2020 and December 31, 2019 by aggregated major security type and length of time in a continuous unrealized loss position:

Table 12 – Unrealized Losses in the Investment Portfolio

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2020
Obligations of U.S. government agencies	$48,760	$401	$12,074	$211
Mortgage-backed securities	84,554	350	276	2
Obligations of states and municipal subdivisions	9,844	82	—	—
Total	$143,158	$833	$12,350	$213

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2019
Obligations of U.S. government agencies	$33,053	$209	$13,703	$206
Mortgage-backed securities	708,991	4,466	61,506	588
Obligations of states and municipal subdivisions	—	—	—	—
Total	$742,044	$4,675	$75,209	$794

As of June 30, 2020, the unrealized losses were not deemed to be caused by credit-related issues. We define credit loss as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Non-credit related impairments are recognized in other comprehensive income, net of applicable taxes. Additionally, none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption of the obligations. As of June 30, 2020, we did not recognize any allowance for credit losses related to available-for-sale securities since decline in fair value did not result from credit-related issues. We have adequate liquidity and, therefore, do not plan to sell and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Loan Portfolio

We originate commercial and industrial loans, commercial real estate loans (including construction loans), residential mortgages and other consumer loans. A strong emphasis is placed on the commercial portfolio, consisting of commercial and industrial and commercial real estate loan types, with approximately 81% and 74% of the portfolio residing in these loan types as of June 30, 2020 and December 31, 2019, respectively. Our commercial portfolio is further diversified by industry concentration and includes loans to clients in specialized industries, including restaurant, healthcare and technology. Additional commercial lending activities include energy, construction, general corporate loans, business banking and community banking loans. Also, with the acquisition of State Bank, we added asset-based lending and Small Business Administration (“SBA”) lending. Mortgage, wealth management and retail make up most of the consumer portfolio.

Total loans increased by $715.4 million from December 31, 2019. The increases in loan balances included the origination of $1.0 billion in PPP loans (Table 17), partially offset by loan paydowns and payoffs. The declines were driven by corporate reductions of debt in the C&I segment, and strategic declines in the restaurant, energy and leveraged loan sectors as we work to reduce select exposures.

The following table presents total loans outstanding by portfolio segment and class of financing receivable as of June 30, 2020 and December 31, 2019. The June 30, 2020 presentation has been conformed to the December 31, 2019 portfolio segment and class of financing receivable to provide comparability to previous public filings with the exception of the Small Business Lending portfolio segment of which approximately $505 million was reclassified to C&I and $229 million was reclassified to CRE to reflect alignment with CECL categorizations.

Table 13 – Loan Portfolio

	Total Loans as of		Change
(In thousands)	June 30, 2020(1)	December 31, 2019	Amount	Percent
Commercial and industrial
General C&I	$4,860,127	$3,979,193	$880,934	22.1%
Energy sector	1,449,274	1,427,832	21,442	1.5
Restaurant industry	1,146,785	993,397	153,388	15.4
Healthcare	561,743	472,307	89,436	18.9
Total commercial and industrial	8,017,929	6,872,729	1,145,200	16.7
Commercial real estate
Income producing	2,811,695	2,517,707	293,988	11.7
Land and development	251,528	254,965	(3,437)	(1.3)
Total commercial real estate	3,063,223	2,772,672	290,551	10.5
Consumer
Residential real estate	2,537,765	2,584,810	(47,045)	(1.8)
Other	80,180	93,175	(12,995)	(13.9)
Total consumer	2,617,945	2,677,985	(60,040)	(2.2)
Small business lending	—	734,237	(734,237)	NM
Total (gross of unearned discount and fees)	13,699,097	13,057,623	641,474	4.9
Unearned discount and fees	—	(73,968)	73,968	NM
Total (net of unearned discount and fees)	$13,699,097	$12,983,655	$715,442	5.5%

(1) Amounts represent total net loans. Under CECL, loan balances are stated at amortized cost, which is net of unearned income and are not directly comparable to prior periods.

Commercial and Industrial. Total C&I loans increased by $1.1 billion or 16.7% since December 31, 2019 and represented 58.5% of the total loan portfolio at June 30, 2020, compared to 52.6% of total loans at December 31, 2019. As noted above, a significant portion of this change resulted from $1.0 billion in PPP loans as detailed in Table 17 below, offset by the reclassification of loans within the Small Business Lending segment to the C&I segment as noted above.

General C&I. As of June 30, 2020, our general C&I category included loans to the following industries: finance and insurance, professional services, durable manufacturing, commodities excluding energy, contractors, consumer services, and other. Generally, C&I loans typically provide working capital, equipment financing, and financing for expansion and are generally secured by assignments of corporate assets including accounts receivable, inventory, and/or equipment. There were $717.2 million in PPP loans outstanding in General C&I portfolio as of June 30, 2020.

Energy. Our energy team is comprised of experienced lenders with significant product expertise and long-standing relationships. Additionally, energy production and energy related industries are substantial contributors to the economies in the Houston metropolitan area and the state of Texas. We strive for a rigorous and thorough approach to energy underwriting and credit monitoring. The allowance for credit losses at June 30, 2020 was $37.4 million for our energy loans or 2.58% of the energy portfolio compared to $12.7 million or 0.89% as of December 31, 2019 (see “—Provision for Credit Losses” and “—Allowance for Credit Losses”). As of June 30, 2020, we had $41.9 million of nonperforming energy credits compared to $9.8 million of nonperforming energy credits as of December 31, 2019. In addition, 19.4% of the energy portfolio was criticized as of June 30, 2020 compared to 6.7% at December 31, 2019. As of June 30, 2020, there were approximately $79.0 million in PPP loans outstanding in the Energy portfolio as follows: $53 million in Energy Services, $16 million in Midstream, and $9 million in E&P. As presented in the following table our energy lending business is comprised of three areas: Exploration and Production (“E&P”), Midstream, and Energy Services.

Table 14 – Energy Loan Portfolio

	As of		As of June 30, 2020
(In thousands)	June 30, 2020	December 31, 2019	Unfunded Commitments	Criticized
Outstanding balance(1)
E&P	$325,843	$358,552	$50,617	$146,916
Midstream	902,434	886,748	531,034	91,201
Energy services	220,997	182,532	76,088	42,445
Total energy sector	$1,449,274	$1,427,832	$657,739	$280,562
As a % of total loans	10.58%	10.93%
Allocated ACL
E&P	$11,201	$3,728
Midstream	20,622	7,845
Energy services	5,585	1,168
Total allocated ACL	$37,408	$12,741
ACL as a % of outstanding balance
E&P	3.44%	1.04%
Midstream	2.29	0.88
Energy services	2.53	0.64
Total energy sector	2.58%	0.89%

(1) Loan balances as of June 30, 2020 are stated at amortized cost, which is net of unearned discount and fees and are not directly comparable to the prior period. Loan balances as of December 31, 2019 are presented as previously reported, gross of unearned discount and fees.

E&P loans outstanding comprised approximately 22.5% of outstanding energy loans as of June 30, 2020 compared to 25.1% of outstanding energy loans as of December 31, 2019. We have strategically reduced our exposure to this category of energy lending over time, down from 51.7% of our outstanding energy loans as of December 31, 2014. Our E&P customers are primarily businesses that derive a majority of their revenues from the sale of oil and gas and whose credit needs require technical evaluation of oil and gas reserves. Emphasis for E&P is on high quality, independent producers with proven track records. Our E&P credit underwriting includes a combination of well-by-well analyses, frequent updates to our pricing decks, and engaging energy engineers to actively monitor the portfolio and provide credit redeterminations, at a minimum, every six months. At least quarterly, and more frequently as needed during periods of higher commodity price volatility, we adjust the base and sensitivity price decks on which we value our clients’ oil and gas reserves. Generally, we seek to follow the shape of the NYMEX strips for oil and natural gas, but at a discount to the strip. In periods of higher commodity prices, our discount from the strip is higher whereas in lower price periods our discount is lower. The price decks utilized in our engineering analysis are ratified by our Senior Credit Risk Management Committee. Borrowing base redeterminations occur every spring and fall, with the spring redeterminations completed prior to the end of the second quarter and fall determinations completed prior to the end of the fourth quarter.

Approximately 77% of the committed E&P loans are secured by properties primarily producing oil and the remaining 23% are secured by natural gas. It is expected that our E&P portfolio will experience additional stress, although the level of stress will depend on the duration of the crisis and the level of commodity prices. We are working with our clients to manage through this difficult period, as most are focused on maximizing cash flow and downside protection by restructuring and optimizing their hedge strategies where appropriate. Our clients have a material amount of hedges in place which is an important mitigating factor, but not a static situation. We expect manageable near-term results and carefully monitor duration risk as the major factor.

Midstream loans outstanding comprised 62.3% of outstanding energy loans as of June 30, 2020 compared to 62.1% of outstanding energy loans as of December 31, 2019. We have strategically increased Midstream lending as a percent of our total energy lending over time, up from 30.8% as of December 31, 2014. Midstream lending is generally to customers who handle the gathering, treating and processing, storage or transportation of oil and gas. These customers’ businesses are generally less commodity price sensitive than other energy segments given the nature of their fee-based revenue streams. The majority of the portfolio was impacted by some level of reduced volumes from shut-ins in April and May; however, almost all of these volumes have come back on-line in June and July and stress on borrower covenants has been minimal, thus far. The majority of the portfolio is backed by large energy focused PE funds and operated by highly experienced management teams with long term relationships and track records with Cadence Midstream bankers. Underwriting guidelines for the Midstream portfolio generally require a first lien on all assets as collateral. The average debt to capital of this portfolio is at approximately 37%. Of our borrowers, the average outstanding is approximately $11.0 million.

Energy Services loans outstanding comprised 15.2% of outstanding energy as of June 30, 2020 compared to 12.8% of outstanding energy loans as of December 31, 2019. This category of lending has remained a low percent of our total energy lending over time, down slightly from 17.5% as of December 31, 2014. Energy Services lending targets oilfield service companies that provide equipment and services used in the exploration for and extraction of oil and natural gas. Customers consist of a wide variety of businesses, including production equipment manufacturers, chemical sales, water transfer, rig equipment and other early and late stage services companies. However, the majority of this portfolio is more production-oriented, so management believes there will be some “shut-ins” or production halts, but, over time, production is expected to resume.

Specialized lending. The following table presents our specialized lending portfolio by category as of the dates presented.

Table 15 – Specialized Lending Portfolio

	Amounts Outstanding as of(1)		Unfunded Commitments as of
(In thousands)	June 30, 2020	December 31, 2019(2)	June 30, 2020
Restaurant	$1,146,785	$963,399	$156,997
Healthcare	561,743	451,055	90,181
Technology	481,167	369,160	82,923
Total specialized lending	$2,189,695	$1,783,614	$330,101

(1) Loan balances as of June 30, 2020 are stated at amortized cost, which is net of unearned discount and fees and are not directly comparable to the prior period. Loan balances as of December 31, 2019 are presented as previously reported, gross of unearned discount and fees.

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

Restaurant loans outstanding increased by 19.0% compared to December 31, 2019 due primarily to the second quarter origination of $141 million in PPP loans. In the restaurant sector, we focus on major franchisees and the operating companies of “branded” restaurant concepts. Our restaurant group focuses on top tier operators in restaurant operating companies and franchisee restaurants in nationwide markets. The portfolio includes 68% to Quick Service Restaurants (“QSRs”), 7% to Fast Casual, 20% to Full Service and 5% to Other. The Restaurant sector has experienced increases in nonperforming loans and charge-offs during 2020 and 2019 as certain customers have faced difficulties dealing with market pressures on employee compensation and increased competition, and more recently, the effects of COVID-19. Dining room closures have required restaurants to adjust their business and labor models accordingly, although many of our QSR customers (68% of our portfolio) are experiencing meaningful drive-through and pick-up business. Our Full Service portfolio is the most stressed segment of the portfolio with continued uncertainty and inconsistencies with dining-room closures and/or partial re-openings across the country.

Healthcare loans outstanding increased by 24.5% with the majority of this increase due to $94.6 million in PPP loans and comprised 25.7% of total specialized lending at June 30, 2020 compared to 25.3% at December 31, 2019. Our healthcare portfolio focuses on middle market healthcare providers generally with a diversified payer mix.

Technology loans outstanding increased by 30.3% due in part to $20.2 million in PPP loans and comprised 22.0% of total specialized lending at June 30, 2020 compared to 20.7% at December 31, 2019. Our technology portfolio focuses on the technology sub-segments of software and services, network and communications infrastructure, and internet and mobility applications.

Commercial Real Estate. Commercial real estate (“CRE”) loans increased by $290.6 million  or 10.5% since December 31, 2019. CRE loans represented 22.4% of the total loan portfolio as of June 30, 2020, compared to 21.2% of total loans as of December 31, 2019. As noted above, a significant portion of this change resulted from the reclassification of loans within the Small Business Lending segment to the CRE segment in connection with CECL classifications. Income Producing CRE includes non-owner occupied loans secured by commercial real estate, regardless of the phase of the loan (construction versus completed). Commercial construction loans are primarily included in Income Producing CRE. Additionally, all real estate investment trust and income producing loans are included in the Income Producing CRE segment. Land, lots, and homebuilder loans are included in the land and development segment. All owner occupied CRE loans reside in the various C&I segments in which the underlying risk exists. Our CRE lending team is a group of experienced relationship managers focusing on construction and income producing property lending which generally have property or sponsors located in our geographic footprint. CRE loans are secured by a variety of property types, including multi-family dwellings, office buildings, industrial properties, and retail facilities.

Consumer. Consumer loans decreased by $60.0 million or 2.2% from December 31, 2019. Consumer loans represented 19.1% of total loans at June 30, 2020, compared to 20.5% of total loans at December 31, 2019. We originate residential real estate mortgages that are held for investment as well as held for sale in the secondary market. Approximately 16.9% of the consumer portfolio relates to acquired portfolios, compared to 19.1% as of December 31, 2019. Our originated consumer loan portfolio totaled $2.2 billion as of June 30, 2020, consistent with year-end 2019.

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

The following table presents our SNC portfolio by portfolio segment and class of financing receivable.

Table 16 – Shared National Credits

	June 30, 2020		December 31, 2019
(In thousands)	Amount Outstanding(1)	% of SNC Portfolio	Amount Outstanding(1)	% of SNC Portfolio
Commercial and industrial
General C&I	$993,329	38.3%	$997,021	38.2%
Energy sector	885,991	34.2	903,501	34.7
Restaurant industry	466,477	18.0	468,298	18.0
Healthcare	30,004	1.2	31,436	1.2
Total commercial and industrial	2,375,801	91.7	2,400,256	92.1
Commercial real estate
Income producing	206,061	8.0	192,234	7.4
Land and development	9,081	0.3	14,294	0.5
Total commercial real estate	215,142	8.3	206,528	7.9
Total shared national credits	$2,590,943	100.0%	$2,606,784	100.0%
As a % of total loans	18.9%		20.0%

(1) Loan balances as of June 30, 2020 are stated at amortized cost, which is net of unearned discount and fees and are not directly comparable to the prior period. Loan balances as of December 31, 2019 are presented as previously reported, gross of unearned discount and fees.

Paycheck Protection Program. The CARES Act created the PPP to provide certain small businesses with liquidity to support their operations during the COVID-19 pandemic. Entities must meet certain eligibility requirements to receive PPP loans, and they must maintain specified levels of payroll and employment to have the loans forgiven. The conditions are subject to audit by the U.S. government, but entities that borrow less than $2 million (together with any affiliates) will be deemed to have made the required certification concerning the necessity of the loan in good faith.

Under the PPP, eligible small businesses can apply to an SBA-approved lender for a loan that does not require collateral or personal guarantees. The loans have a 1% fixed interest rate. Loans issued prior to June 5 mature in two years unless otherwise modified and loans issued after June 5 mature in five years. However, they are eligible for forgiveness (in full or in part, including any accrued interest) under certain conditions. For loans (or parts of loans) that are forgiven, the lender will collect the forgiven amount from the U.S. government.

In response to the COVID-19 pandemic, we have taken several actions to offer various forms of support to our customers, employees, and communities that have experienced impacts from this development. We are actively working with customers impacted by the economic downturn, including securing loans for our customers under the PPP.

The following table presents our PPP loans by portfolio segment and class of financing receivable as of June 30, 2020. The June 30, 2020 presentation has been conformed to the December 31, 2019 portfolio segment and class of financing receivable to provide comparability to the other loan disclosures in MD&A.

Table 17 – Paycheck Protection Program

(In thousands)	Amortized Cost	% of PPP Portfolio
Commercial and industrial
General C&I	$717,155	69.5%
Energy sector
E&P	9,318	0.9
Midstream	16,307	1.5
Energy services	53,409	5.2
Restaurant industry	141,218	13.7
Healthcare	94,591	9.2
Total PPP loans	$1,031,998	100.0%
As a % of total loans	7.5%

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

An important aspect of our assessment of risk is the ongoing completion of periodic risk rating reviews. As part of these reviews, we seek to review the risk ratings of each facility within a customer relationship and may recommend an upgrade or downgrade to the risk ratings. Our policy is to review two times per year all customer relationships with an aggregate exposure of $10.0 million or greater as well as all SNC. Additionally, all customer relationships with an aggregate exposure of $2.5 million to $10.0 million are reviewed annually. Further, customer relationships with an aggregate exposure of $2.5 million and greater with pass/watch (defined as a borderline risk credit representing the weakest pass risk rating) or criticized risk ratings are reviewed quarterly. Certain relationships are exempt from review, such as relationships where our exposure is cash-secured. An updated risk rating scorecard is required during each risk review as well as with any credit event that requires credit approval.

Nonperforming Assets

Nonperforming assets (“NPA”) primarily consist of nonperforming loans (“NPL”) and other assets acquired through any means in full or partial satisfaction of a debt previously contracted. The following table presents all nonperforming assets and additional asset quality data for the dates indicated.

Table 18 – Nonperforming Assets

(In thousands)	June 30, 2020	December 31, 2019
Nonperforming loans(1)
Commercial and industrial	$182,839	$106,803
Commercial real estate	25,261	1,127
Consumer	16,284	7,289
Small business(2)	—	4,337
Total nonperforming loans	224,384	119,556
Foreclosed OREO and other NPA	13,949	5,958
Total nonperforming assets	$238,333	$125,514
NPL as a percentage of total loans	1.64%	0.92%
NPA as a percentage of loans plus OREO/other	1.74%	0.97%
NPA as a percentage of total assets	1.26%	0.71%
Total accruing loans 90 days or more past due	$3,123	$23,364

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

(2) As of June 30, 2020, formerly Small Business balances are included in Commercial and Industrial and Commercial Real Estate. Prior period balances are presented as previously reported and may not be comparable by segment to the current period presentation.

Nonperforming Loans. Commercial loans, including small business loans, are generally placed on nonaccrual status when principal or interest is past due 90 days or more unless the loan is well secured and in the process of collection, or when the loan is specifically determined to be impaired. When a commercial loan is placed on nonaccrual status, interest accrued but not received is generally reversed against interest income. Of the total nonperforming loans at June 30, 2020, approximately 64% are current on their contractual payments.

Consumer loans, including residential first and second lien loans secured by real estate, are generally placed on nonaccrual status when they are 120 or more days past due. When a consumer loan is placed on nonaccrual status, interest accrued but not received is generally reversed against interest income.

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured under the terms of the loan or, if applicable, under the terms of the restructured loan. For the three and six months ended June 30, 2020 and 2019, an immaterial amount of contractual interest paid was recognized on the cash basis.

Our nonperforming loans have increased to 1.64% of our loan portfolio as of June 30, 2020 compared to 0.92% of our loan portfolio as of December 31, 2019. As noted above, the adoption of CECL resulted in additional NPL in the PCD population that were previously considered performing when evaluated as a pool under prior accounting methodology versus individually under CECL. Had CECL been in place at December 31, 2019, the amount of these PCD loans would have been $43.0 million. Our NPL in the originated population were 1.32% as of June 30, 2020 compared to 0.82% as of December 31, 2019.

The following table includes our originated nonperforming assets for the periods presented.

Table 19 – Originated Nonperforming Assets

(In thousands)	June 30, 2020	December 31, 2019
Nonperforming loans(1)
Commercial and industrial
General C&I	$44,442	$43,630
Energy sector
E&P	3,820	5,206
Midstream	37,107	3,159
Energy services	957	1,417
Restaurant industry	67,674	45,032
Healthcare	2,183	3,770
Commercial real estate	19,324	—
Consumer	4,697	3,307
Small business(2)	—	1,395
Total nonperforming loans	180,204	106,916
E&P - net profits interests	3,733	4,330
Repossessed assets	8,610	—
Foreclosed OREO	—	—
Total nonperforming assets	$192,547	$111,246
Originated NPL as a percentage of total loans	1.32%	0.82%

(1) Amounts are not comparable due to our adoption of CECL on January 1, 2020. Prior to this date, we used recorded investment in this table. With the adoption of CECL we now use amortized cost.

(2) As of June 30, 2020, formerly Small Business balances are included in Commercial and Industrial and Commercial Real Estate. Prior period balances are presented as previously reported and may not be comparable by segment to the current period presentation.

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

The balance of foreclosed OREO was $1.6 million as of June 30, 2020 and consisted of nine properties compared to $1.6 million and eight properties as of December 31, 2019, with the majority related to foreclosures within our acquired loan portfolio. There were no additions to OREO resulting from foreclosure or repossession from a SNC during the three and six months ended June 30, 2020 and 2019.

In 2016, we received net profits interests (“NPI”) in certain oil and gas reserves related to two energy credit bankruptcies that were charged-off in 2016. We recorded the NPI at estimated fair value using a discounted cash flow analysis applied to the expected cash flows from the producing developed wells. We sold one NPI during 2018. The remaining NPI balance was $3.7 million as of June 30, 2020 compared to $4.3 million as of December 31, 2019. In addition, during the first quarter of 2020, we received assets of $4.3 million in the form of limited partnerships units related to two SNC energy credit bankruptcies and $6.3 million in inventory in a general C&I bankruptcy. During the three months ended June 30, 2020, we charged off $2.0 million of these limited partnership assets, leaving a balance of $8.6 million in repossessed assets.

Past Due 90 Days and Accruing. We classify certain loans with principal or interest past due 90 days or more as accruing loans if those loans are well secured and in the process of collection or are specifically determined to be impaired as accruing loans. The bulk of the accruing 90 days or more past due loans at December 31, 2019 reside in the ACI portfolio prior to the adoption of CECL. As of June 30, 2020, the majority of these loans are within the acquired residential portfolio. These loans are monitored on a monthly basis by both the lines of business and credit administration.

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

All TDRs are reported as impaired. An impaired classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. Nonperforming loans and impaired loans have unique definitions. Some loans may be included in both categories, whereas other loans may only be included in one category. As of June 30, 2020, there were SNCs totaling $2.2 million designated as TDRs compared to $7.7 million as of December 31, 2019.

The following table provides information regarding loans that were modified into TDRs for the periods indicated.

Table 20 – Loans Modified into TDRs

	For the Three Months Ended June 30,
	2020		2019
(Dollars in thousands)	Number of TDRs	Amortized Cost(1)	Number of TDRs	Amortized Cost
Commercial and industrial
General C&I	—	$—	2	$7,647
Energy	—	—	1	11,717
Commercial real estate
Industrial, retail, and other	—	—	1	1,455
Total	—	$—	4	$20,819

(1) There was no net accrued interest receivable recorded on the loan balances above as of June 30, 2020.

	For the Six Months Ended June 30,
	2020		2019
(Dollars in thousands)	Number of TDRs	Amortized Cost(1)	Number of TDRs	Amortized Cost
Commercial and industrial
General C&I	3	$19,366	3	$28,913
Energy	1	8,140	1	11,717
Restaurant	2	24,246	—	—
Commercial real estate
Industrial, retail, and other	—	—	1	1,455
Total	6	$51,752	5	$42,085

(1) Less than $0.1 million of net accrued interest receivable is excluded from the loan balances above as of June 30, 2020.

We monitor loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term. Default is defined as the earlier of the troubled debt restructuring being placed on non-accrual status or obtaining 90 days past due status with respect to principal and/or interest payments.

For the three- and six-month periods ended June 30, 2020 and June 30, 2019, we had no TDRs for which there was a payment default within the 12 months following the restructure date. During the three and six months ended June 30, 2020, approximately $12.5 million and $19.3 million, respectively, in charge-offs were taken related to one general C&I loan that was modified into a TDR during the same period. During the three and six months ended June 30, 2019, approximately $17.8 million in charge-offs were taken related to commercial and industrial loans modified into TDRs during the same period.

Loan Modifications Related to COVID-19. Affected companies may experience cash flow challenges as a result of disruptions in their operations, higher operating costs or lost revenues. They may need to obtain additional financing, amend the terms of existing debt agreements or obtain waivers if they no longer satisfy debt covenants.

Financial institutions may elect to apply Section 4013 of the CARES Act and suspend TDR accounting and reporting requirements for certain loan modifications that are related to COVID-19 (i.e. forbearance, interest rate modifications, repayment plans or any other similar arrangements that defer or delay payment). The modifications must be made during the period beginning on March 1, 2020 and ending on the earlier of December 31, 2020 or 60 days after the national emergency is lifted, and the borrowers must have been less than 30 days past due on December 31, 2019.

Lenders that determine that a modification is not eligible for the relief from TDR accounting under Section 4013 of the CARES Act or elect not to apply it can consider the interagency statement issued by the federal and state banking regulators in March 2020 and revised in April 2020. The statement provides guidance on accounting for loan modifications related to COVID-19.

The guidance in the statement, which was developed in consultation with the FASB staff, indicates that short-term loan modifications (e.g., deferral of payments) made to help borrowers that are current on existing loans, either individually or as part of a program for creditworthy borrowers who are experiencing short-term financial or operational problems as a result of COVID-19, generally would not be considered TDRs.

For the three-month period ended June 30, 2020, the Company had approximately 2,500 cumulative loan modifications (including payment deferrals and non-payment deferrals) totaling $2.5 billion and the vast majority of these loans are currently eligible for exemption from the accounting guidance for TDRs. As of June 30, 2020, active COVID loan modifications declined to $1.9 billion, of which $1.4 billion represented payment deferrals (generally 90-day) and $0.5 billion represented non-payment deferral modifications. The Company believes additional loans may be restructured because of COVID-19 before the end of the year that will not be identified as TDRs in accordance with this law or interagency statement (see “- Overview” for additional information).

Potential Problem Loans. Potential problem loans represent loans that are currently performing, but for which available information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the repayment terms in the future and which may result in the classification of such loans as nonperforming at some time in the future. These loans are not included in the amounts of nonaccrual or restructured loans presented above but there is a reasonable possibility that they may become nonperforming before the end of the second quarter 2020. We cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, become restructured, or require increased allowance coverage and provision for credit losses. We have identified approximately $53 million in credits as potential problem loans at June 30, 2020. Any potential problem loans would be assessed for loss exposure consistent with the methods described in Notes 1 and 4 to our Consolidated Financial Statements.

We expect the levels of nonperforming assets and potential problem loans to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with our degree of success in resolving problem assets. We seek to take a proactive approach with respect to the identification and resolution of problem loans.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) is maintained at a level that management believes is adequate to absorb expected credit losses on loans in the loan portfolio as of the reporting date. On January 1, 2020 we adopted CECL which replaces the incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Events that are not within our control, such as changes in economic factors, could change after the reporting date and could cause increases or decreases to the ACL. The amount of the allowance is affected by loan charge-offs, which decrease the allowance; recoveries on loans previously charged off, which increase the allowance; and the provision for credit losses charged to earnings, which increases the allowance (see Notes 1 and 4 to the Consolidated Financial Statements). This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change.

Total ACL as of June 30, 2020 was $370.9 million or 2.71% of total loans (net of unearned discounts and fees) of $13.7 billion. Excluding PPP loans, the ACL was 2.93% of total loans at June 30, 2020. This compares with $119.6 million on loans of $13.0 billion or 0.92% of total loans at December 31, 2019. The adoption of the CECL accounting standard on January 1, 2020 increased the ACL by $75.9 million. The ACL was increased an additional $158.2 million and $242.2 million in provision for the second quarter and year-to-date 2020, respectively, which reflects the forecasted effects of COVID-19 on the various loan segments due to higher unemployment, lower GDP, market value, energy prices, and real estate prices. The second quarter 2020 provision was affected by credit migration as well as a negative shift in the outlook for commercial real estate and a slower expected recovery. Our estimate of the ACL used the baseline scenario provided by a nationally recognized service, as adjusted for consideration of certain qualitative and environmental factors. These adjustments consider, among other factors, risk attributes of each portfolio, relevant third-party research, and loss data collected from previous recessions. Loan charge-offs recognized during 2020 are higher than 2019 as a result of credit migration that has occurred primarily in the Restaurant, Energy and General C&I classes with the most significant impact being COVID related.

The following table presents the allocation of the ACL and the percentage of these loans to total loans. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb any losses in any category.

Table 21 – Allocation of Allowance for Credit Losses

	Allowance for Credit Losses(1)		Percent of ACL to Each Category of Loans(1)		Percent of Loans in Each Category to Total Loans(1)
(In thousands)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Commercial and industrial	$217,796	$84,309	2.69%	1.23%	59.16%	52.63%
Commercial real estate	112,480	14,093	3.78%	0.51%	21.73%	21.23%
Consumer	40,625	15,392	1.55%	0.57%	19.11%	20.51%
Small business	—	5,849	0.00%	0.80%	0.00%	5.62%
Total allowance for credit losses	370,901	119,643	2.71%	0.92%	100.00%	100.00%
Reserve for unfunded commitments(2)	3,827	1,699
Total	$374,728	$121,342

(1) As of June 30, 2020, formerly Small Business balances are included in Commercial and Industrial and Commercial Real Estate. Prior period balances are presented as previously reported and may not be comparable by segment to the current period presentation.

(2) The reserve for unfunded commitments is recorded in other liabilities in the consolidated balance sheets.

As of June 30, 2020, $217.8 million or 58.7% of our ACL is attributable to our C&I loan segment compared to $84.3 million or 70.5% as of December 31, 2019. The ACL as a percentage of the C&I portfolio was 2.69% as of June 30, 2020 compared to 1.23% as of December 31, 2019. As of June 30, 2020, $112.5 million or 30.3% of our ACL is attributable to the CRE loan segment compared to $14.1 million or 11.8% as of December 31, 2019. The ACL as a percentage of the CRE portfolio has increased to 3.78% as of June 30, 2020 from 0.51% as of December 31, 2019. As of June 30, 2020, $40.6 million or 11.0% of our ACL is attributable to the Consumer loan segment compared to $15.4 million or 12.9% as of December 31, 2019. The ACL as a percentage of the Consumer portfolio has increased to 1.55% as of June 30, 2020 from 0.57% as of December 31, 2019. These increases reflect the adoption of CECL and the effects of COVID-19. As of June 30, 2020, $76.1 million or 20.5% of the total ACL was attributable to SNC loans compared to $32.0 million or 26.7% as of December 31, 2019. The ACL methodology is consistent whether or not a loan is a SNC.

During the three and six months ended as of June 30, 2020, we recorded net charge-offs of $32.6 million, or 0.94% annualized, and $65.0 million, or 0.97% annualized, of average loans compared to $18.6 million, or 0.54% annualized, and $19.2 million, or 0.28% annualized for the three and six months ended June 30, 2019, respectively. The current quarter charge-offs included $12.5 million in one general C&I credit, $4.0 million in one restaurant credit, and $14.2 million in one energy credit. The current year-to-date charge-offs included $33.1 million in three general C&I credits, $13.4 million in three restaurant credits, and $15.1 million in two energy credits. Of these charge-offs, $45.7 million were SNC credits within the Energy and general C&I portfolios.

The following tables summarize certain information with respect to our ACL on the total loan portfolio and the composition of charge-offs and recoveries for the periods indicated.

Table 22 – Allowance for Credit Losses Rollforward

	For the Three Months Ended June 30, 2020
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Total Allowance for Credit Losses
As of March 31, 2020	$154,585	$53,418	$37,243	$245,246
Provision for loan losses	95,325	59,359	3,522	158,206
Charge-offs	(32,816)	(327)	(309)	(33,452)
Recoveries	702	30	169	901
As of June 30, 2020	$217,796	$112,480	$40,625	$370,901

Loans at end of period, net of unearned income				$13,699,097
Average loans, net of unearned income				13,884,220
Ratio of ending allowance to ending loans				2.71%
Ratio of net charge-offs to average loans(1)				0.94
Net charge-offs as a percentage of:
Provision for credit losses				20.58
Allowance for credit losses(1)				35.30
ACL as a percentage of NPL				165.30

(1) Annualized.

	For the Six Months Ended June 30, 2020
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Total Allowance for Credit Losses
As of December 31, 2019	$89,796	$15,319	$14,528	$119,643
Cumulative effect of the adoption of CECL	32,951	20,599	22,300	75,850
As of January 1, 2020	122,747	35,918	36,828	195,493
Provision for loan losses	159,008	77,158	4,278	240,444
Charge-offs	(64,803)	(806)	(941)	(66,550)
Recoveries	844	210	460	1,514
As of June 30, 2020	$217,796	$112,480	$40,625	$370,901

Loans at end of period, net of unearned income				$13,699,097
Average loans, net of unearned income				13,522,795
Ratio of ending allowance to ending loans				2.71%
Ratio of net charge-offs to average loans(1)				0.97
Net charge-offs as a percentage of:
Provision for credit losses				27.05
Allowance for credit losses(1)				35.26
ACL as a percentage of NPL				165.30

(1) Annualized.

	For the Three Months Ended June 30, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total Allowance for Credit Losses
As of March 31, 2019	$75,526	$10,469	$14,690	$4,353	$105,038
Provision for credit losses	24,652	3,201	240	834	28,927
Charge-offs	(18,001)	(253)	(534)	(193)	(18,981)
Recoveries	269	—	68	24	361
As of June 30, 2019	$82,446	$13,417	$14,464	$5,018	$115,345

Loans at end of period, net of unearned income					$13,627,934
Average loans, net of unearned income					13,921,873
Ratio of ending allowance to ending loans					0.85%
Ratio of net charge-offs to average loans(1)					0.54
Net charge-offs as a percentage of:
Provision for credit losses					64.37
Allowance for credit losses(1)					64.75
ACL as a percentage of NPL					106.06

(1) Annualized.

	For the Six Months Ended June 30, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total Allowance for Credit Losses
As of December 31, 2018	$66,316	$10,452	$13,703	$3,907	$94,378
Provision for credit losses	33,951	3,303	1,446	1,437	40,137
Charge-offs	(18,462)	(338)	(768)	(351)	(19,919)
Recoveries	641	—	83	25	749
As of June 30, 2019	$82,446	$13,417	$14,464	$5,018	$115,345

Loans at end of period, net of unearned income					$13,627,934
Average loans, net of unearned income					13,860,471
Ratio of ending allowance to ending loans					0.85%
Ratio of net charge-offs to average loans(1)					0.28
Net charge-offs as a percentage of:
Provision for credit losses					47.76
Allowance for credit losses(1)					33.51
ACL as a percentage of NPL					106.06

(1) Annualized.

Total criticized loans at June 30, 2020 were $1.0 billion or 7.37% of total loans as compared to $605.1 million or 4.66% at December 31, 2019. The increase included net downgrades predominantly in Restaurant and Energy and to a lesser extent CRE credits, partially mitigated by net reductions in general C&I credits. This migration reflects those sectors of the economy that have been most acutely affected by COVID-19 and reflects the elevated risk in the current macroeconomic environment. The migration in the Restaurant segment is predominantly in the Non-QSR space as on-premise, family and casual sectors have been much more severely impacted by the economic shutdown. The majority of the migration in Energy is in the E&P sector due to lower commodity prices and CRE is almost exclusively hospitality. The level of criticized loans in the loan portfolio is presented in the following tables as of June 30, 2020 and December 31, 2019.

Table 23 – Criticized Loans

	As of June 30, 2020(1)
(Amortized cost in thousands)	Special Mention	Substandard	Doubtful	Total Criticized
Commercial and Industrial
General C&I	$45,512	$146,333	$10,237	$202,082
Energy	155,735	114,080	10,747	280,562
Restaurant	171,722	158,596	7,596	337,914
Healthcare	18,250	47,398	—	65,648
Total commercial and industrial	391,219	466,407	28,580	886,206
Commercial Real Estate
Industrial, retail, and other	60,819	40,351	534	101,704
Multifamily	91	714	—	805
Office	346	1,005	—	1,351
Total commercial real estate	61,256	42,070	534	103,860
Consumer
Residential	—	19,172	—	19,172
Other	—	39	—	39
Total consumer	—	19,211	—	19,211
Total	$452,475	$527,688	$29,114	$1,009,277

(1) As of June 30, 2020, formerly Small Business balances are included in Commercial and Industrial and Commercial Real Estate. Prior period balances are presented as previously reported and may not be comparable by segment to the current period presentation.

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

(1) As of June 30, 2020, formerly Small Business balances are included in Commercial and Industrial and Commercial Real Estate. Prior period balances are presented as previously reported and may not be comparable by segment to the current period presentation.

Deposits. Deposits at June 30, 2020 totaled $16.1 billion as compared to $14.7 billion at December 31, 2019. Our core deposits have increased due to corporate customer increases in liquidity in the current environment and broader impacts of fiscal stimulus in the second quarter. We aggressively lowered our interest rates on deposits resulting in costs of total deposits of 0.46% for the three months ended June 30, 2020 compared to 1.39% for the same period of 2019. For the six months ended June 30, 2020 the cost of total deposits lowered to 0.70% from 1.34% from the same period in 2019. Additionally, noninterest-bearing deposits as a percent of total deposits increased significantly to 32.5% from 26.0%. Our strategy is to fund asset growth primarily with customer deposits in order to maintain a stable liquidity profile and a more competitive cost of funds. We categorize deposits as brokered and non-brokered consistent with the banking industry.

The following table illustrates the growth in our deposits during the periods indicated:

Table 24 – Deposits

			Percent to Total		Percentage
(In thousands)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	Change
Noninterest-bearing demand	$5,220,109	$3,833,704	32.5%	26.0%	36.2%
Interest-bearing demand	8,095,519	8,076,735	50.4	54.8	0.2
Savings	302,344	268,848	1.9	1.8	12.5
Time deposits less than $100,000	1,098,150	973,329	6.8	6.6	12.8
Time deposits greater than $100,000	1,353,160	1,590,178	8.4	10.8	(14.9)
Total deposits	$16,069,282	$14,742,794	100.0%	100.0%	9.0%
Total brokered deposits	$587,566	$195,194	3.7%	1.3%	201.0%

Domestic time deposits $250,000 and over were $503.6 million and $644.1 million at June 30, 2020 and December 31, 2019, respectively, which represented 3.1% and 4.4% of total deposits at June 30, 2020 and at December 31, 2019, respectively.

The following tables set forth our average deposits and the average rates expensed for the periods indicated:

Table 25 – Average Deposits/Rates

	Three Months Ended June 30,
	2020		2019
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
(In thousands)	Outstanding	Paid	Outstanding	Paid
Noninterest-bearing demand	$4,587,673	—%	$3,281,383	—%
Interest-bearing deposits:
Interest-bearing demand	8,368,151	0.36	7,732,568	1.57
Savings	291,874	0.25	251,270	0.39
Time deposits	2,527,090	1.66	3,379,889	2.41
Total interest-bearing deposits	11,187,115	0.65%	11,363,727	1.79%
Total average deposits	$15,774,788	0.46%	$14,645,110	1.39%

	Six Months Ended June 30,
	2020		2019
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
(In thousands)	Outstanding	Paid	Outstanding	Paid
Noninterest-bearing demand	$4,123,143	—%	$3,307,745	—%
Interest-bearing deposits:
Interest-bearing demand	8,244,896	0.71	7,871,015	1.52
Savings	282,159	0.35	249,968	0.38
Time deposits	2,524,504	1.85	3,183,894	2.37
Total interest-bearing deposits	11,051,559	0.96%	11,304,877	1.74%
Total average deposits	$15,174,702	0.70%	$14,612,622	1.34%

Borrowings

The following is a summary of our borrowings for the periods indicated:

Table 26 – Borrowings

(In thousands)	June 30, 2020	December 31, 2019
Advances from FHLB	$100,000	$100,000
Senior debt	49,969	49,938
Subordinated debt	183,142	182,712
Junior subordinated debentures	37,448	37,445
Notes payable	1,663	2,078
Total borrowings	$372,222	$372,173
Average total borrowings - YTD	$406,122	$437,185

At June 30, 2020, the outstanding advance from the FHLB was a long-term convertible advance. At June 30, 2020, we had borrowing availability of $2.6 billion from the FHLB.

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

On March 29, 2019, we entered into a credit agreement for a revolving loan facility in the amount of $100 million with a maturity date of March 29, 2020. On March 29, 2020, the Company renewed the credit agreement with a maturity date of March 29, 2021. There were no amounts outstanding under this line of credit at June 30, 2020. Subsequent to June 30, 2020 we cancelled this facility.

Shareholders’ Equity

As of June 30, 2020 and December 31, 2019, our ratio of shareholders’ equity to total assets was 10.85% and 13.82%, respectively, and we had tangible common equity ratios of 10.19% and 10.87%, respectively. Shareholders’ equity was $2.0 billion at June 30, 2020, a decrease of $415.4 million from December 31, 2019. The decrease resulted from the net loss for the six months of $455.4 million combined with the cumulative effect of adopting CECL of $62.8 million, dividends of $28.4 million, and the purchase of $30.0 million of common shares under our common stock repurchase program. These items were partially offset by an increase of $158.8 million of other comprehensive income which was due to increases in the fair value of our investment securities portfolio and interest rate collar. At June 30, 2020, approximately $100 million remains in our authorized share repurchase program, however we do not currently anticipate additional repurchases in the near future.

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

At June 30, 2020, our capital ratios exceeded the requirements discussed above. Our actual regulatory capital amounts and ratios at June 30, 2020 are presented in the following table:

Table 27 – Regulatory Capital Amounts/Ratios

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
June 30, 2020
Tier 1 leverage	$1,751,651	9.5%	$1,837,580	10.0%
Common equity tier 1 capital	1,751,651	11.7	1,787,580	11.9
Tier 1 risk-based capital	1,751,651	11.7	1,837,580	12.2
Total risk-based capital	2,147,055	14.3	2,050,896	13.7
Minimum requirement:
Tier 1 leverage	736,486	4.0	736,981	4.0
Common equity tier 1 capital	676,118	4.5	676,097	4.5
Tier 1 risk-based capital	901,490	6.0	901,463	6.0
Total risk-based capital	1,201,987	8.0	1,201,951	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	921,227	5.0
Common equity tier 1 capital	N/A	N/A	976,585	6.5
Tier 1 risk-based capital	901,490	6.0	1,201,951	8.0
Total risk-based capital	1,502,484	10.0	1,502,438	10.0

Regulatory Requirements Affecting Dividends

Under regulations controlling national banks, the payment of any dividends by a bank without prior approval of the OCC is limited to the current year’s net profits (as defined by the OCC) and retained net profits of the two preceding years. Due to the effects to the Bank’s retained profits of the recognition of the non-cash goodwill impairment charge in the first quarter of 2020 and the net loss in the second quarter of 2020, the Bank is currently required to seek prior approval of the OCC to pay dividends to the holding company.

The holding company had $147.0 million in cash on hand as of June 30, 2020, representing approximately 6.3 times its annual routine operating costs and debt interest payments, excluding dividends and debt maturities. The holding company has $50 million in senior debt that matures in June 2021.  While the holding company cash level is currently significant, the holding company does not generate income on a stand-alone basis, and other than raising cash from capital or debt markets, the holding company’s future cash level is dependent upon receiving dividends from the bank. Additionally, on July 24, 2020, the Federal Reserve amended its supervisory guidance and regulations addressing dividends from bank holding companies to require consultation with the Federal Reserve prior to paying a dividend that exceeds earnings for the period for which the dividend is being paid.

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

As of June 30, 2020, all our liquidity measures were within our established guidelines.

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

As a result of the current environment with the increase in deposits and the decline in our core loans we experienced elevated levels of liquidity. We anticipate these elevated levels to continue in the near future until we reach a more normalized environment.

Maturities of Time Deposits

The aggregate amount of time deposits in denominations of $100,000 or more as of June 30, 2020 and December 31, 2019, was $1.35 billion and $1.59 billion, respectively.

At June 30, 2020, the scheduled maturities of time deposits greater than $100,000 were as follows:

Table 28 – Time Deposit Maturity Schedule

	June 30, 2020
(In thousands)	Amount	Average Interest Rate
Under 3 months	$386,467	1.91%
3 to 6 months	480,377	1.44
6 to 12 months	319,909	1.29
12 to 24 months	148,866	1.36
24 to 36 months	7,980	1.32
36 to 48 months	2,436	1.74
Over 48 months	7,125	0.79
Total	$1,353,160	1.52%

Cash Flow Analysis

Cash and cash equivalents

At June 30, 2020, we had $1.9 billion in cash and cash equivalents on hand, an increase of $910.6 million or 92.1% from our cash and cash equivalents of $988.8 million at December 31, 2019. At June 30, 2020, our cash and cash equivalents comprised 10.1% of total assets compared to 5.6% at December 31, 2019. We monitor our liquidity position and increase or decrease our short-term liquid assets as necessary. As a result of the current environment with the increase in deposits and the decline in our core loans we experienced elevated levels of liquidity. We anticipate these elevated levels to continue in the near future until we reach a more normalized environment.

2020 vs 2019

As shown in the Condensed Consolidated Statements of Cash Flows, operating activities provided $464.6 million in the six months ended June 30, 2020 compared to providing $132.1 million in the six months ended June 30, 2019. The increase in operating funds during the six months ended June 30, 2020 was due to $368.6 million from the termination of the interest rate collar and $307.9 million from proceeds from paydowns and sales of loans held for sale offset by $315.2 million from origination of loans held for sale.

Investing activities during the six months ended June 30, 2020 used net funds of $822.0 million, primarily due to $758.9 million in net loan funding and $505.7 million in purchases of available-for-sale securities. This was offset by $227.9 million from proceeds from maturities, calls, and paydowns of securities available-for-sale, $180.6 million from proceeds from sales of securities available-for-sale, and $47.0 million from proceeds from sale of loans held for sale. This compares to investing activities during the six months ended June 30, 2019 provided $398.0 million of net funds, primarily due to net cash received in business acquisitions of $414.3 million and net cash received from sales, maturities, and paydown of available-for-sale securities of $392.5 million. It was offset by net loan funding of $228.8 million and the purchase of available for sale securities of $169.3 million.

Financing activities during the six months ended June 30, 2020 provided $1.3 billion due to the net increase of $1.3 billion in deposits and slightly offset by the purchase of $30.0 million in our common stock and dividends of $28.4 million. This compares to financing activities during the six months ended June 30, 2019 that used $543.1 million in funds primarily due to a decrease in deposits of $319.2 million, purchase of $58.8 million in our common stock, dividends of $45.3 million, and repayment of senior debt of $134.9 million.

NON-GAAP FINANCIAL MEASURES

We identify “efficiency ratio,” “adjusted efficiency ratio,” “adjusted noninterest expense,” “adjusted noninterest income,” “adjusted operating revenue,” “tangible common equity,” “tangible common equity ratio,” “return on average tangible common equity,” “adjusted return on average tangible common equity,” “tangible book value per share,” “adjusted return on average assets,” “adjusted net income,” “adjusted net income allocated to common stock,” “tangible net income,” “adjusted tangible net income,” “adjusted diluted earnings per share” and “adjusted pre-tax pre-provision net earnings” as “non-GAAP financial measures.” In accordance with the SEC’s rules, we identify certain financial measures as non-GAAP financial measures if such financial measures exclude or include amounts in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles (“GAAP”) in effect in the United States in our statements of operations, balance sheet or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures, ratios or statistical measures calculated using exclusively financial measures calculated in accordance with GAAP.

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

The following table is a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Table 29 – Non-GAAP Financial Measures

	As of and for the Three Months Ended		As of and for the Six Months Ended		As of and for the Year Ended
(In thousands, except share and per share data)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019	December 31, 2019
Efficiency ratio
Noninterest expenses (numerator)	$88,620	$100,529	$626,273	$213,969	$408,770
Net interest income	$154,714	$160,787	$308,182	$330,076	$651,173
Noninterest income	29,950	31,722	65,019	62,386	130,925
Operating revenue (denominator)	$184,664	$192,509	$373,201	$392,462	$782,098
Efficiency ratio	47.99%	52.22%	167.81%	54.52%	52.27%
Adjusted efficiency ratio
Noninterest expenses	$88,620	$100,529	$626,273	$213,969	$408,770
Less: non-cash goodwill impairment charge	—	—	443,695	—	—
Less: merger related expenses	—	4,562	1,282	26,562	28,497
Less: pension plan termination expense	—	—	—	—	1,225
Less: expenses related to COVID-19 pandemic	1,205	—	1,327	—	—
Adjusted noninterest expenses (numerator)	$87,415	$95,967	$179,969	$187,407	$379,048
Net interest income	$154,714	$160,787	$308,182	$330,076	$651,173
Noninterest income	29,950	31,722	65,019	62,386	130,925
Plus: revaluation of receivable from sale of insurance assets	—	2,000	—	2,000	2,000
Less: gain on sale of acquired loans	—	1,514	—	1,514	2,777
Less: securities gains, net	2,286	938	5,280	926	2,018
Adjusted noninterest income	27,664	31,270	59,739	59,946	128,130
Adjusted operating revenue (denominator)	$182,378	$192,057	$367,921	$390,022	$779,303
Adjusted efficiency ratio	47.93%	49.97%	48.92%	48.05%	48.64%
Tangible common equity ratio
Shareholders’ equity	$2,045,480	$2,426,072	$2,045,480	$2,426,072	$2,460,846
Less: goodwill and other intangible assets, net	(137,318)	(595,605)	(137,318)	(595,605)	(590,949)
Tangible common shareholders’ equity	1,908,162	1,830,467	1,908,162	1,830,467	1,869,897
Total assets	18,857,753	17,504,005	18,857,753	17,504,005	17,800,229
Less: goodwill and other intangible assets, net	(137,318)	(595,605)	(137,318)	(595,605)	(590,949)
Tangible assets	$18,720,435	$16,908,400	$18,720,435	$16,908,400	$17,209,280
Tangible common equity ratio	10.19%	10.83%	10.19%	10.83%	10.87%
Tangible book value per share
Shareholders’ equity	$2,045,480	$2,426,072	$2,045,480	$2,426,072	$2,460,846
Less: goodwill and other intangible assets, net	(137,318)	(595,605)	(137,318)	(595,605)	(590,949)
Tangible common shareholders’ equity	$1,908,162	$1,830,467	$1,908,162	$1,830,467	$1,869,897
Common shares outstanding	125,930,741	128,798,549	125,930,741	128,798,549	127,597,569
Tangible book value per share	$15.15	$14.21	$15.15	$14.21	$14.65

	As of and for the Three Months Ended		As of and for the Six Months Ended		As of and for the Year Ended
(In thousands, except share and per share data)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019	December 31, 2019
Return on average tangible common equity
Average common equity	$2,118,796	$2,331,855	$2,282,803	$2,287,003	$2,373,856
Less: average intangible assets	(140,847)	(597,772)	(362,680)	(600,096)	(598,546)
Average tangible common shareholders’ equity	$1,977,949	$1,734,083	$1,920,123	$1,686,907	$1,775,310
Net (loss) income	$(56,114)	$48,346	$(455,425)	$106,547	$201,958
Plus: non-cash goodwill impairment charge, net of tax	—	—	412,918	—	—
Plus: intangible asset amortization, net of tax	4,174	4,515	8,435	9,172	18,240
Tangible (loss) net income	$(51,940)	$52,861	$(34,072)	$115,719	$220,198
Return on average tangible common equity(1)	(10.56)%	12.23%	(3.57)%	13.83%	12.40%
Adjusted return on average tangible common equity
Average tangible common shareholders’ equity	$1,977,949	$1,734,083	$1,920,123	$1,686,907	$1,775,310
Tangible (loss) net income	$(51,940)	$52,861	$(34,072)	$115,719	$220,198
Non-routine items:
Plus: merger related expenses	—	4,562	1,282	26,562	28,497
Plus: pension plan termination expense	—	—	—	—	1,225
Plus: expenses related to COVID-19 pandemic	1,205	—	1,327	—	—
Plus: revaluation of receivable from sale of insurance assets	—	2,000	—	2,000	2,000
Less: gain on sale of acquired loans	—	1,514	—	1,514	2,777
Less: securities gains (losses), net	2,286	938	5,280	926	2,018
Less: income tax effect of tax deductible non-routine items	(256)	958	(720)	5,558	5,756
Total non-routine items, after tax	(825)	3,152	(1,951)	20,564	21,171
Adjusted tangible (loss) net income	$(52,765)	$56,012	$(36,023)	$136,283	$241,369
Adjusted return on average tangible common equity(1)	(10.73)%	12.96%	(3.77)%	16.29%	13.60%
Adjusted return on average assets
Average assets	$18,500,600	$17,653,511	$18,097,309	$17,643,943	$17,689,126
Net (loss) income	$(56,114)	$48,346	$(455,425)	$106,547	$201,958
Return on average assets	(1.22)%	1.10%	(5.06)%	1.22%	1.14%
Net (loss) income	$(56,114)	$48,346	$(455,425)	$106,547	$201,958
Plus: non-cash goodwill impairment charge, net of tax	—	—	412,918	—	—
Total non-routine items, after tax	(825)	3,152	(1,951)	20,564	21,171
Adjusted (loss) net income	$(56,939)	$51,497	$(44,458)	$127,111	$223,129
Adjusted return on average assets(1)	(1.24)%	1.17%	(0.49)%	1.45%	1.26%
Adjusted diluted earnings per share
Diluted weighted average common shares outstanding	125,924,652	129,035,553	126,277,549	129,787,758	129,017,599
Net (loss) income allocated to common stock	$(56,114)	$48,176	$(455,425)	$106,146	$201,275
Plus: non-cash goodwill impairment, net of tax	—	—	412,918	—	—
Total non-routine items, after tax	(825)	3,152	(1,951)	20,564	21,171
Adjusted (loss) net income allocated to common stock	$(56,939)	$51,328	$(44,458)	$126,710	$222,446
Adjusted diluted (loss) earnings per share	$(0.45)	$0.40	$(0.35)	$0.98	$1.72
Adjusted pre-tax, pre-provision net revenue
(Loss) income before taxes	$(62,767)	$63,053	$(495,312)	$138,356	$262,301
Plus: Provision for credit losses	158,811	28,927	242,240	40,137	111,027
Plus: non-cash goodwill impairment	—	—	443,695	—	—
Plus: Total non-routine items before taxes	(1,081)	4,110	(2,671)	26,122	26,927
Adjusted pre-tax, pre-provision net revenue	$94,963	$96,090	$187,952	$204,615	$400,255

(1) Annualized for the three and six months ended June 30, 2020 and 2019.

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

The models simulate the cash flows and accounting accruals generated by the financial instruments on our balance sheet, as well as the cash flows generated by new business we anticipate over a 60-month forecast horizon. Numerous assumptions are made in the modeling process, including balance sheet composition, the pricing, re-pricing and maturity characteristics of existing business, and new business. Additionally, loan and investment prepayments, administered rate account elasticity, and other option risks are considered as well as the uncertainty surrounding future customer behavior. Because of the limitations inherent in any approach used to measure interest rate risk and because our loan portfolio will be actively managed in the event of a change in interest rates, simulation results, including those discussed in “—Interest Rate Exposures” immediately below, are not intended as a forecast of the actual effect of a change in market interest rates on our NII or EVE or indicative of management’s expectations of actual results in the event of a fluctuation in market interest rates, however, these results are used to help measure the potential risks related to IRR.

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

As part of our transition, we have identified approximately 39% of our assets and 2% of our liabilities and equity are tied to LIBOR, of which 27% of assets and 1% of liabilities and equity have maturity beyond 2021. We have begun remediation plans that include standardization of fallback language in all new contracts, solicitation from existing customers of rate index and spread amendments prior to LIBOR transition, providing customers with at least three options on alternative rate indexes of Prime, Ameribor, and SOFR, and preparing to adopt ISDA for derivative contracts.

At this time, we do not anticipate any changes with our outstanding cash flow hedges because ARRC has already approved SOFR as a replacement index and we anticipate sufficient SOFR loans available to hedge at transition. For the terminated collar, the timing of future forecasted income from OCI may be accelerated as our loans could migrate to index not qualified by FASB as a replacement for LIBOR.

We anticipate remediation of all contracts will be essentially complete by third quarter of 2021 in advance of LIBOR’s potential termination.

Table 30 – Interest Rate Sensitivity
Interest Rate Exposures

Based upon the current interest rate curves as of June 30, 2020, our NII simulation model projects our sensitivity over the next 12 months to an instantaneous increase or decrease in interest rates was as follows:

	Increase (Decrease)
(Dollars in millions)	Net Interest Income		Economic Value of Equity
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent	Amount	Percent
+ 200 BP	$72.0	11.49%	$1,214.6	36.35%
+ 100 BP	32.3	5.16	704.8	21.09
- 25 BP	(5.1)	(0.82)	(208.2)	(6.23)

Based upon the current interest rate curves as of June 30, 2020, the following table reflects our NII sensitivity over the next 12 months to a gradual increase or decrease in interest rates over a twelve-month period:

	Increase (Decrease)
(Dollars in millions)	Net Interest Income
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent
+ 200 BP	$54.9	8.77%
+ 100 BP	24.1	3.84
- 25 BP	(9.6)	(1.53)

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

In March 2016, the Company entered into interest rate swap agreements to manage overall cash flow changes related to IRR exposure on the 1-Month LIBOR rate indexed loans. At June 30, 2020, the Company has outstanding the following interest rate swap agreements:

Table 31 – Summary of Cash Flow Hedges

Effective Date	Maturity Date	Notional Amount (In Thousands)	Fixed Rate	Variable Rate
March 8, 2016	February 27, 2026	175,000	1.60%	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.59%	1 Month LIBOR

The following summarizes all derivative positions as of June 30, 2020 and December 31, 2019:

Table 32 – Derivative Positions

	June 30, 2020			December 31, 2019
		Fair Value			Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$350,000	$26,561	$—	$350,000	$—	$643
Commercial loan interest rate collars	—	—	—	4,000,000	239,213	—
Total derivatives designated as hedging instruments	350,000	26,561	—	4,350,000	239,213	643
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	1,228,008	26,329	2,116	1,008,805	8,386	899
Commercial loan interest rate caps	172,851	11	11	167,185	18	18
Commercial loan interest rate floors	583,262	15,221	15,221	654,298	8,836	8,836
Commercial loan interest rate collars	71,110	639	639	75,555	257	257
Mortgage loan held-for-sale interest rate lock commitments	38,236	548	—	4,138	22	—
Mortgage loan forward sale commitments	9,754	56	—	4,109	26	—
Mortgage loan held-for-sale floating commitments	7,367	—	—	1,523	—	—
Foreign exchange contracts	113,982	1,054	836	74,322	379	558
Total derivatives not designated as hedging instruments	2,224,570	43,858	18,823	1,989,935	17,924	10,568
Total derivatives	$2,574,570	$70,419	$18,823	$6,339,935	$257,137	$11,211

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

(b)	Internal Control Over Financial Reporting

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Any control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are achieved. The design of a control system inherently has limitations, including the controls’ cost relative to their benefits. Additionally, controls can be circumvented. No cost-effective control system can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

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

Cadence Securities Class Action Litigation. On September 16, 2019, a Cadence Bancorporation shareholder filed a putative class action complaint against Cadence Bancorporation and certain senior officers. Following consolidation of a related matter and appointment of lead plaintiffs, the lead plaintiffs filed an amended complaint on January 31, 2020, which asserted claims under Sections 10(b) and 20 of the Securities Exchange Act on behalf of a putative class of persons and entities that purchased or otherwise acquired Cadence Bancorporation securities between July 23, 2018, and January 23, 2020, inclusive. The amended complaint alleges that Cadence Bancorporation and the individual defendants made materially misleading statements about the credit quality of Cadence Bancorporation’s loan portfolio, did not timely charge off bad debt or record sufficient loss provisions to reserve against the risk of loss, and maintained an inadequate allowance for credit losses. The consolidated case is captioned Frank Miller et al. v. Cadence Bancorporation et al., Case No. H-19-3492-LNH, in the United States District Court for the Southern District of Texas. On August 7, 2020, the District Court granted the defendants’ motion to dismiss and entered a final judgment dismissing the case in its entirety, with prejudice. The court concluded that the complaint failed to show that Cadence Bancorporation and the individual defendants made any material misstatements and failed to allege specific facts supporting a strong inference of fraudulent intent or severe recklessness. Because the time for filing an appeal has not yet lapsed and discovery has not commenced, it is not possible at this time to estimate the likelihood or amount of any damage exposure.

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

•

The effect on the Company’s customers, counterparties, employees, and third-party service providers. COVID-19 and its associated consequences and uncertainties may affect individuals, households, and businesses differently and unevenly. In the near-term if not longer, however, the Company’s credit, operational, and other risks are generally expected to increase. In order to protect the health of our customers and employees, and to comply with applicable government directives, we have modified our business practices, including restricting employee travel, asking employees to work from home insofar as is possible, cancelling in-person meetings and implementing our business continuity plans and protocols to the extent necessary. We may take further such actions that we determine are in the best interest of our employees, customers and communities or as may be required by government order. These actions in response to the COVID-19 pandemic, and similar actions by our vendors and business partners, have not materially impaired our ability to support our employees, conduct our business and serve our customers, but there is no assurance that these actions will be sufficient to successfully mitigate the risks presented by COVID-19 or that our ability to operate will not be materially affected going forward.

•

CARES Act and PPP. In response to the pandemic, we have also enacted assistance for customers affected by COVID-19, including fee and penalty waivers, loan deferrals or other scenarios that may help our customers. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program (“PPP”) under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding the loan at an unfavorable interest rate as compared to the loans to customers that we would have otherwise extended credit. Rules providing for forgiveness have been constantly evolving, including an automatic forgiveness if the amount of the PPP loan was not larger than a specified floor.

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

Because of CECL, our financial results may be negatively affected as soon as weak or deteriorating economic conditions are forecasted and alter our expectations for credit losses. In addition, due to the expansion of the time horizon over which we are required to estimate future credit losses under CECL, we may experience increased volatility in our future provisions for credit losses. As a result, factoring in COVID-19, we incurred significant provision expense for credit losses in the first half of 2020 and may incur significant provision expense for credit losses in future periods as well.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS.

There were no issuer purchases of equity securities during the second quarter of 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

10.1	Amended and Restated Employment Agreement, dated June 1, 2020, by and between Cadence Bancorporation and Samuel M. Tortorici.

10.2	Amended and Restated Employment Agreement, dated June 1, 2020, by and between Cadence Bancorporation and Valerie C. Toalson.

10.3	Amended and Restated Employment Agreement, dated June 1, 2020, by and between Cadence Bancorporation and R.H. “Hank” Holmes, IV.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	Inline Interactive Financial Data

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cadence Bancorporation (Registrant)

Date: August 10, 2020	/s/ Paul B. Murphy
Paul B. Murphy
Chairman and Chief Executive Officer

Date: August 10, 2020	/s/ Valerie C. Toalson
Valerie C. Toalson
Executive Vice President and Chief Financial Officer