Form 10-Q
period 2020-09-30
Cadence Bancorporation
filed 2020-11-09
CIK 1614184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock	CADE	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $0.01 Par Value	125,978,531
Class	Outstanding as of November 6, 2020

Cadence Bancorporation

FORM 10-Q

For the Quarter Ended September 30, 2020

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
(In thousands, except share and per share data)		(Audited)
ASSETS
Cash and due from banks	$174,549	$252,447
Interest-bearing deposits with banks	1,067,258	725,343
Federal funds sold	5,365	10,974
Total cash and cash equivalents	1,247,172	988,764
Investment securities available-for-sale, amortized cost of $3,006,688 and allowance for credit losses of zero at September 30, 2020	3,088,699	2,368,592
FRB and FHLB stock	77,153	76,752
Loans held for sale	54,100	87,649
Loans, net of unearned income	13,465,556	12,983,655
Less: allowance for credit losses	(385,412)	(119,643)
Net loans	13,080,144	12,864,012
Premises and equipment, net	125,297	127,867
Cash surrender value of life insurance	186,397	183,400
Net deferred tax asset	71,337	—
Goodwill	43,061	485,336
Other intangible assets, net	88,944	105,613
Other assets	341,891	512,244
Total assets	$18,404,195	$17,800,229
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$5,033,338	$3,833,704
Interest-bearing deposits	10,752,883	10,909,090
Total deposits	15,786,221	14,742,794
Federal Home Loan Bank advances	100,000	100,000
Senior debt	49,978	49,938
Subordinated debt	183,243	182,712
Junior subordinated debentures	37,542	37,445
Notes payable	1,683	2,078
Net deferred tax liability	—	24,982
Other liabilities	174,056	199,434
Total liabilities	16,332,723	15,339,383
Shareholders' equity:
Common stock $0.01 par value, authorized 300,000,000 shares; 133,183,160 shares issued and 125,946,793 shares outstanding at September 30, 2020 and 132,984,756 shares issued and 127,597,569 shares outstanding at December 31, 2019	1,332	1,330
Additional paid-in capital	1,877,627	1,873,063
Treasury stock, at cost; 7,236,367 shares and 5,387,187 shares, respectively	(130,890)	(100,752)
Retained earnings	68,700	572,503
Accumulated other comprehensive income	254,703	114,702
Total shareholders' equity	2,071,472	2,460,846
Total liabilities and shareholders' equity	$18,404,195	$17,800,229

See notes to consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans	$154,851	$197,970	$492,840	$605,732
Interest and dividends on securities:
Taxable	13,164	9,657	39,386	30,751
Tax-exempt	1,699	1,495	4,665	4,861
Other interest income	783	4,027	3,536	11,114
Total interest income	170,497	213,149	540,427	652,458
INTEREST EXPENSE
Interest on time deposits	7,741	17,083	30,936	54,567
Interest on other deposits	4,822	31,338	34,497	91,262
Interest on borrowed funds	3,892	4,541	12,769	16,365
Total interest expense	16,455	52,962	78,202	162,194
Net interest income	154,042	160,187	462,225	490,264
Provision for credit losses	32,973	43,764	275,213	83,901
Net interest income after provision for credit losses	121,069	116,423	187,012	406,363
NONINTEREST INCOME
Investment advisory revenue	6,797	6,532	18,907	17,971
Trust services revenue	4,556	4,440	13,464	13,353
Credit related fees	4,202	5,960	14,586	16,171
Service charges on deposit accounts	5,847	5,462	17,115	15,322
Bankcard fees	1,745	2,061	5,419	6,553
Payroll processing revenue	1,255	1,196	3,764	3,776
SBA income	3,037	2,216	6,280	5,079
Other service fees	1,450	1,700	4,890	5,711
Securities gains, net	79	775	5,359	1,701
Other income	3,623	4,300	7,826	11,390
Total noninterest income	32,591	34,642	97,610	97,027
NONINTEREST EXPENSE
Salaries and employee benefits	51,734	51,904	147,699	159,035
Premises and equipment	10,716	10,913	32,159	33,019
Merger related expenses	2,105	1,010	3,386	27,572
Goodwill impairment	—	—	443,695	—
Intangible asset amortization	5,299	6,025	16,363	17,986
Other expense	25,005	24,431	77,831	70,640
Total noninterest expense	94,859	94,283	721,133	308,252
Income (loss) before income taxes	58,801	56,782	(436,511)	195,138
Income tax expense (benefit)	9,486	12,796	(30,401)	44,605
Net income (loss)	$49,315	$43,986	$(406,110)	$150,533
Weighted average common shares outstanding (Basic)	125,956,714	128,457,491	126,169,823	129,237,553
Weighted average common shares outstanding (Diluted)	126,094,868	128,515,274	126,169,823	129,359,287
Earnings (loss) per common share (Basic)	$0.39	$0.34	$(3.22)	$1.16
Earnings (loss) per common share (Diluted)	$0.39	$0.34	$(3.22)	$1.16

See notes to consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net income (loss)	$49,315	$43,986	$(406,110)	$150,533
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale:
Net unrealized gains (losses), net of income taxes of $(1,200), $2,426, $15,451, and $14,826	(3,861)	8,081	49,096	49,382
Less reclassification adjustments for gains realized in net income, net of income taxes of $19, $179, $1,271, and $393	60	596	4,088	1,308
Net change in unrealized gains (losses) on securities available-for-sale, net of tax	(3,921)	7,485	45,008	48,074
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains, net of income taxes of $65, $10,868, $41,944, and $43,260	210	30,927	129,611	144,093
Less reclassification adjustments for gains (losses) realized in net income, net of income taxes of $4,664, $344, $10,894, and $(345)	15,046	1,141	34,618	(1,150)
Net change in unrealized gains (losses) on derivative instruments, net of tax	(14,836)	29,786	94,993	145,243
Other comprehensive (loss) income, net of tax	(18,757)	37,271	140,001	193,317
Comprehensive income (loss)	$30,558	$81,257	$(266,109)	$343,850

See notes to consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Class A Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated OCI	Total Shareholders' Equity
Balance at December 31, 2018	82,497	$836	$1,041,000	$(22,010)	$461,360	$(42,912)	$1,438,274
Net income	—	—	—	—	58,201	—	58,201
Equity-based compensation cost	—	—	1,188	—	—	—	1,188
Cash dividends declared ($0.175 per common share)	—	—	—	—	(22,727)	—	(22,727)
Dividend equivalents on restricted stock units	—	—	—	—	(125)	—	(125)
Purchase of treasury stock, at cost	(3,002)	—	—	(58,830)	—	—	(58,830)
Issuance of common shares for State Bank acquisition	49,232	492	825,621	—	—	—	826,113
Value of stock warrants assumed from State Bank	—	—	251	—	—	—	251
Common stock issuance costs	—	—	(295)	—	—	—	(295)
Issuance of common shares for restricted stock unit vesting	35	1	(1)	—	—	—	—
Issuance of treasury stock shares for exercise of stock warrants	—	—	(7)	7	—	—	—
Other comprehensive income	—	—	—	—	—	60,773	60,773
Balance at March 31, 2019	128,762	1,329	1,867,757	(80,833)	496,709	17,861	2,302,823
Net income	—	—	—	—	48,346	—	48,346
Equity-based compensation cost	—	—	2,711	—	—	—	2,711
Cash dividends declared ($0.175 per common share)	—	—	—	—	(22,539)	—	(22,539)
Dividend equivalents on restricted stock units	—	—	—	—	(257)	—	(257)
Common stock issuance costs	—	—	(285)	—	—	—	(285)
Issuance of common shares for restricted stock unit vesting	32	—	—	—	—	—	—
Issuance of treasury stock shares for exercise of stock warrants	5	—	(86)	86	—	—	—
Other comprehensive income	—	—	—	—	—	95,273	95,273
Balance at June 30, 2019	128,799	1,329	1,870,097	(80,747)	522,259	113,134	2,426,072
Net income	—	—	—	—	43,986	—	43,986
Equity-based compensation cost	—	—	1,501	—	—	—	1,501
Cash dividends declared ($0.175 per common share)	—	—	—	—	(22,438)	—	(22,438)
Dividend equivalents on restricted stock units	—	—	—	—	(169)	—	(169)
Purchase of treasury stock, at cost	(667)	—	—	(10,346)	—	—	(10,346)
Issuance of common shares for restricted stock unit vesting	30	1	—	—	—	—	1
Issuance of treasury stock shares for exercise of stock warrants	12	—	(165)	231	—	—	66
Other comprehensive income	—	—	—	—	—	37,271	37,271
Balance at September 30, 2019	128,174	$1,330	$1,871,433	$(90,862)	$543,638	$150,405	$2,475,944

(continued on next page)

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(continued)

(In thousands, except per share data)	Class A Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated OCI	Total Shareholders' Equity
Balance at December 31, 2019	127,598	$1,330	$1,873,063	$(100,752)	$572,503	$114,702	$2,460,846
Net loss	—	—	—	—	(399,311)	—	(399,311)
Cumulative effect from adopting new accounting standard (Note 4)	—	—	—	—	(62,779)	—	(62,779)
Equity-based compensation cost	—	—	1,063	—	—	—	1,063
Cash dividends declared ($0.175 per common share)	—	—	—	—	(22,139)	—	(22,139)
Dividend equivalents on restricted stock units	—	—	—	—	(136)	—	(136)
Purchase of treasury stock, at cost	(1,831)	—	—	(29,973)	—	—	(29,973)
Issuance of common shares for restricted stock unit vesting	131	1	—	—	—	—	1
Other comprehensive income	—	—	—	—	—	165,971	165,971
Balance at March 31, 2020	125,898	1,331	1,874,126	(130,725)	88,138	280,673	2,113,543
Net loss	—	—	—	—	(56,114)	—	(56,114)
Equity-based compensation cost	—	—	1,525	—	—	—	1,525
Cash dividends declared ($0.05 per common share)	—	—	—	—	(6,296)	—	(6,296)
Dividend equivalents on restricted stock units	—	—	—	—	35	—	35
Issuance of common shares for restricted stock unit vesting	33	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(7,213)	(7,213)
Balance at June 30, 2020	125,931	1,331	1,875,651	(130,725)	25,763	273,460	2,045,480
Net income	—	—	—	—	49,315	—	49,315
Equity-based compensation cost	—	—	1,976	—	—	—	1,976
Cash dividends declared ($0.05 per common share)	—	—	—	—	(6,299)	—	(6,299)
Dividend equivalents on restricted stock units	—	—	—	—	(79)	—	(79)
Purchase of treasury stock, at cost	(18)	—	—	(165)	—	—	(165)
Issuance of common shares for restricted stock unit vesting	34	1	—	—	—	—	1
Other comprehensive loss	—	—	—	—	—	(18,757)	(18,757)
Balance at September 30, 2020	125,947	$1,332	$1,877,627	$(130,890)	$68,700	$254,703	$2,071,472

See notes to consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES	$454,601	$218,262
CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisitions, net	—	409,137
Purchase of securities available-for-sale	(1,343,466)	(406,408)
Proceeds from sales of securities available-for-sale	226,302	384,298
Proceeds from maturities, calls and paydowns of securities available-for-sale	450,443	233,469
Purchases of other securities, net	(401)	(26,487)
Proceeds from sales of loans held for sale	48,732	16,984
Increase in loans, net	(538,733)	(259,731)
Purchase of premises and equipment	(10,505)	(9,562)
Proceeds from disposition of foreclosed property	3,063	5,621
Other, net	(10,183)	(1,789)
Net cash (used in) provided by investing activities	(1,174,748)	345,532
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits, net	1,043,427	(18,108)
Net change in securities sold under agreements to repurchase	—	(25,005)
Net change in short term FHLB advances	—	(150,000)
Issuance of subordinated debentures	—	83,474
Proceeds from long term FHLB advances	—	100,000
Repayment of senior debt	—	(134,922)
Repurchase of common stock	(30,138)	(69,176)
Cash dividends paid on common stock	(34,734)	(67,704)
Other, net	—	(531)
Net cash provided by (used in) financing activities	978,555	(281,972)
Net increase in cash and cash equivalents	258,408	281,822
Cash and cash equivalents at beginning of period	988,764	779,280
Cash and cash equivalents at end of period	$1,247,172	$1,061,102
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$81,154	$155,544
Income taxes paid	79,393	45,801
Cash paid for amounts included in lease liabilities	8,366	8,492
Non-cash investing activities (at fair value):
Acquisition of real estate and other assets in settlement of loans	20,674	1,949
Transfers of loans held for sale to loans	11,474	34,939
Transfers of loans to loans held for sale	1,866	27,135
Right-of-use assets (remeasured) obtained in exchange for operating lease liabilities	390	83,333

See notes to consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cadence Bancorporation (the “Company”) is a Delaware corporation and a financial holding company whose primary asset is its investment in its wholly owned subsidiary bank, Cadence Bank, National Association (the “Bank”).

Note 1—Summary of Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this report have been included. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Accounting Policies

Related Party Transactions

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices, and are within applicable regulatory and lending limitations. The aggregate balances of related party loans and deposits are insignificant as of September 30, 2020 and December 31, 2019.

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

The Company adopted ASC 326 and additional related guidance effective January 1, 2020, using the cumulative effect method. As a result of this adoption, the Company recognized an adjustment to retained earnings of $62.8 million, recorded a deferred tax asset of $19.5 million, and reclassed ACL of $6.1 million with respect to PCD loans, formerly ACI loans, as of January 1, 2020. Because the Company adopted ASC 326 with a cumulative effect adjustment as of January 1, 2020, the comparative results as of December 31, 2019, and for the three and nine months ended September 30, 2019, have not been restated and continue to be reported under the incurred loss accounting model.

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
•

The reserve for unfunded commitments is determined by assessing three distinct components: unfunded commitment volatility in the portfolio (excluding commitments related to letters of credit and commitment letters), adversely rated letters of credit, and adversely rated lines of credit. Unfunded commitment volatility is calculated on a trailing nine quarter basis; the resulting expected funding amount is then reserved for based on the current combined reserve rate of the funded portfolio. Adversely rated letters and lines of credit are assessed individually based on funding and loss expectations as of the period end. The reserve for unfunded commitments is recorded in other liabilities and the provision for losses on unfunded commitments is included in the provision for credit losses. Prior to adoption, the provision for losses on unfunded commitments was recorded in other noninterest expense. As of September 30, 2020 and December 31, 2019, the reserve for unfunded commitments totaled $2.4 million and $2.0 million, respectively.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies an issuer’s accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that require separate accounting for embedded conversion features. It also simplifies an issuer’s application of the derivatives scope exception in ASC 815-40 for contracts in its own equity. The new guidance responds to concerns that the legacy requirements are unnecessarily complex and often result in conclusions based on form rather than substance. The new guidance also requires enhanced disclosures. Further, for the diluted earnings-per-share calculation, the guidance requires entities to use the if-converted method for all convertible instruments and generally requires entities to include the effect of share settlement for instruments that may be settled in cash or shares, among other things. The guidance is effective for annual periods beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. As Cadence does not currently have any convertible debt or hedging contracts in our own equity, this guidance will have no impact on our consolidated financial statements.

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

Note 3—Investment Securities

A summary of amortized cost and estimated fair value of securities available-for-sale at September 30, 2020 and December 31, 2019 is as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2020
Securities available-for-sale:
Obligations of U.S. government agencies	$158,573	$590	$1,326	$157,837
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	108,291	2,617	79	110,829
Issued by FNMA and FHLMC	1,857,808	48,494	853	1,905,449
Other residential mortgage-backed securities	229,095	6,415	—	235,510
Commercial mortgage-backed securities	342,898	14,115	663	356,350
Total MBS	2,538,092	71,641	1,595	2,608,138
Obligations of states and municipal subdivisions	310,023	13,376	675	322,724
Total securities available-for-sale	$3,006,688	$85,607	$3,596	$3,088,699

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019
Securities available-for-sale:
Obligations of U.S. government agencies	$69,464	$57	$415	$69,106
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	98,122	1,205	245	99,082
Issued by FNMA and FHLMC	1,423,771	13,128	1,402	1,435,497
Other residential mortgage-backed securities	292,019	4,197	384	295,832
Commercial mortgage-backed securities	276,533	2,448	3,023	275,958
Total MBS	2,090,445	20,978	5,054	2,106,369
Obligations of states and municipal subdivisions	185,882	7,235	—	193,117
Total securities available-for-sale	$2,345,791	$28,270	$5,469	$2,368,592

The scheduled contractual maturities of securities available-for-sale at September 30, 2020 were as follows:

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$1,333	$1,335
Due after one year through five years	1,239	1,228
Due after five years through ten years	100,382	100,466
Due after ten years	365,642	377,532
Mortgage-backed securities	2,538,092	2,608,138
Total	$3,006,688	$3,088,699

Gross gains and gross losses on sales of securities available-for-sale for the three and nine months ended September 30, 2020 and 2019 are presented below. There were no impairment charges related to credit issues included in gross realized losses for the three and nine months ended September 30, 2020 and 2019. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Gross realized gains	$79	$1,406	$5,359	$3,219
Gross realized losses	—	631	—	1,518
Realized gains, net	$79	$775	$5,359	$1,701

Securities with a carrying value of $1.2 billion and $629.4 million at September 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, FHLB borrowings, repurchase agreements and for other purposes as required or permitted by law.

Information pertaining to securities available-for-sale with gross unrealized losses aggregated by category and length of time the securities have been in a continuous loss position was as follows:

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2020
Obligations of U.S. government agencies	$102,193	$1,123	$12,114	$203
Mortgage-backed securities	276,079	1,580	1,788	15
Obligations of states and municipal subdivisions	66,377	675	—	—
Total	$444,649	$3,378	$13,902	$218

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2019
Obligations of U.S. government agencies	$33,053	$209	$13,703	$206
Mortgage-backed securities	708,991	4,466	61,506	588
Obligations of states and municipal subdivisions	—	—	—	—
Total	$742,044	$4,675	$75,209	$794

As of September 30, 2020 and December 31, 2019, approximately 15% and 35%, respectively, of the fair value of securities in the investment portfolio reflected an unrealized loss. As of September 30, 2020, there were 11 securities that had been in a loss position for more than twelve months, and 51 securities that had been in a loss position for less than 12 months. As of September 30, 2020 the unrealized losses were not deemed to be caused by credit-related issues. Credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Any impairment that is not credit-related is recognized in other comprehensive income, net of applicable taxes. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption of the obligations. As of September 30, 2020, allowance for credit losses related to available-for-sale securities is zero as the decline in fair value did not result from credit-related issues. The Company has adequate liquidity and, therefore, does not plan to sell and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Note 4—Loans Held for Sale, Loans and Allowance for Credit Losses

Loans Held for Sale

The following table presents a summary of the loans held for sale by portfolio segment at the lower of amortized cost or fair value as of September 30, 2020 and December 31, 2019.

(In thousands)	September 30, 2020	December 31, 2019
Commercial and industrial	$38,229	$34,767
Commercial real estate	707	49,894
Consumer	15,164	2,988
Total loans held for sale(1)	$54,100	$87,649

(1) $0.1 million and $0.4 million of net accrued interest receivable is excluded from the loan balances above as of September 30, 2020 and December 31, 2019, respectively.

Loans

The following table presents total loans outstanding by portfolio segment and class of financing receivable as of September 30, 2020 and December 31, 2019. Outstanding balances include originated loans, Acquired Noncredit Impaired (“ANCI”) loans, and Purchase Credit Deteriorated (“PCD”) loans, formerly referred to as Acquired Credit Impaired (“ACI”) loans. See Note 1 for additional information regarding the adoption of the new CECL accounting standard.

(In thousands)	September 30, 2020	December 31, 2019(2)
Commercial and industrial
General C&I	$4,742,480	$4,517,016
Energy	1,391,176	1,419,957
Restaurant	1,091,862	1,027,421
Healthcare	543,604	474,264
Total commercial and industrial	7,769,122	7,438,658
Commercial real estate
Industrial, retail, and other	1,717,706	1,691,694
Multifamily	854,651	659,902
Office	540,520	535,676
Total commercial real estate	3,112,877	2,887,272
Consumer
Residential	2,497,815	2,568,295
Other	85,742	89,430
Total consumer	2,583,557	2,657,725
Total(1)	$13,465,556	$12,983,655

(1) $48.5 million and $44.5 million of net accrued interest receivable is excluded from the total loan balances above as of September 30, 2020 and December 31, 2019, respectively.
(2) December 31, 2019 balances have been reclassified to conform to 2020 presentation for comparability purposes.

Paycheck Protection Program. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) created the Paycheck Protection Program (“PPP”) to provide certain small businesses with liquidity to support their operations during the COVID-19 pandemic. Entities must meet certain eligibility requirements to receive PPP loans, and they must maintain specified levels of payroll and employment to have the loans forgiven. The conditions are subject to audit by the U.S. government, but entities that borrow less than $2.0 million (together with any affiliates) will be deemed to have made the required certification concerning the necessity of the loan in good faith. However, the SBA does reserve the right to audit any PPP borrower.

Under the PPP, eligible small businesses can apply to an SBA-approved lender for a loan that does not require collateral or personal guarantees. The loans have a 1% fixed interest rate. Loans issued prior to June 5 are due in two years unless otherwise modified and loans issued after June 5 are due in five years. However, they are eligible for forgiveness (in full or in part, including any accrued interest) under certain conditions. The borrower is required to retain the supporting documents for six years. For loans (or parts of loans) that are forgiven, the lender will collect the forgiven amount from the U.S. government.

In response to the COVID-19 pandemic, the Company has taken several actions to offer various forms of support to its customers, employees, and communities that have experienced impacts from this development. The Company is actively working with customers impacted by the economic downturn, including securing loans for our customers under the PPP.

The following table presents the Company’s PPP loans by portfolio segment and class of financing receivable as of September 30, 2020.

(In thousands)	Amortized Cost	% of PPP Portfolio
Commercial and industrial
General C&I	$738,520	70.0%
Energy	79,192	7.5
Restaurant	142,099	13.5
Healthcare	95,027	9.0
Total PPP loans	$1,054,838	100.0%
As a % of total loans	7.8%

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

An important aspect of the Company’s assessment of risk is the ongoing completion of periodic risk rating reviews. As part of these reviews, the Company seeks to review the risk ratings of each facility within a customer relationship and may recommend an upgrade or downgrade to the risk ratings. The Company’s policy is to review two times per year all customer relationships with an aggregate exposure of $10.0 million or greater as well as all shared national credits (“SNC”). Additionally, all customer relationships with an aggregate exposure of $2.5 million to $10.0 million are reviewed annually. Further, customer relationships with an aggregate exposure of $2.5 million and greater with pass/watch risk ratings are reviewed quarterly. This threshold is reduced to $1.0 million in the fourth quarter of each year. Customer relationships with an aggregate exposure of $1.0 million and greater with criticized risk ratings are reviewed quarterly. Certain relationships are exempt from review, such as relationships where the Company’s exposure is cash-secured. An updated risk rating scorecard is required during each risk review as well as with any credit event that requires credit approval.

The Company’s policies establish concentration limits for various industries within the commercial portfolio as well as commercial real estate and other regulatory categories. Concentration limits are monitored and reassessed on a periodic basis and approved by the Risk Management Committee of the Board of Directors on an annual basis.

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

ACL Rollforward and Analysis. The following tables provide a summary of the activity in the ACL and the reserve for unfunded commitments for the three and nine months ended September 30, 2020 and 2019.

	For the Three Months Ended September 30, 2020
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Total Allowance for Credit Losses	Reserve for Unfunded Commitments(1)	Total
As of June 30, 2020	$217,796	$112,480	$40,625	$370,901	$3,827	$374,728
Provision for credit losses	1,562	33,262	(419)	34,405	(1,432)	32,973
Charge-offs	(18,604)	(2,978)	(248)	(21,830)	—	(21,830)
Recoveries	1,443	244	249	1,936	—	1,936
As of September 30, 2020	$202,197	$143,008	$40,207	$385,412	$2,395	$387,807

(1) The reserve for unfunded commitments is included in other liabilities on the consolidated balance sheets at September 30, 2020 and June 30, 2020.

	For the Nine Months Ended September 30, 2020
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Total Allowance for Credit Losses	Reserve for Unfunded Commitments(1)	Total
As of December 31, 2019	$89,796	$15,319	$14,528	$119,643	$1,699	$121,342
Cumulative effect of adoption of CECL	32,951	20,599	22,300	75,850	332	76,182
As of January 1, 2020	122,747	35,918	36,828	195,493	2,031	197,524
Provision for credit losses	160,570	110,420	3,859	274,849	364	275,213
Charge-offs	(83,406)	(3,784)	(1,190)	(88,380)	—	(88,380)
Recoveries	2,286	454	710	3,450	—	3,450
As of September 30, 2020	$202,197	$143,008	$40,207	$385,412	$2,395	$387,807

Allocation of ending ACL
Loans collectively evaluated	$177,035	$139,972	$40,207	$357,214
Loans individually evaluated	25,162	3,036	—	28,198
ACL as of September 30, 2020	$202,197	$143,008	$40,207	$385,412

Loans (amortized cost)
Loans collectively evaluated	$7,630,702	$3,087,553	$2,581,110	$13,299,365
Loans individually evaluated	138,420	25,324	2,447	166,191
Loans as of September 30, 2020(2)	$7,769,122	$3,112,877	$2,583,557	$13,465,556

(1) The reserve for unfunded commitments is included in other liabilities on the consolidated balance sheets at September 30, 2020 and December 31, 2019.
(2) $48.5 million of net accrued interest receivable is excluded from the loan balances above as of September 30, 2020.

	For the Three Months Ended September 30, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total Allowance for Credit Losses
As of June 30, 2019	$82,446	$13,417	$14,464	$5,018	$115,345
Provision for credit losses	36,660	4,590	1,256	1,258	43,764
Charge-offs	(29,632)	(542)	(555)	(921)	(31,650)
Recoveries	183	42	79	10	314
As of September 30, 2019(1)	$89,657	$17,507	$15,244	$5,365	$127,773

(1) Allowance for credit losses and loan balances as calculated and reported under the incurred loss accounting model and reported at September 30, 2019.

	For the Nine Months Ended September 30, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total Allowance for Credit Losses
As of December 31, 2018	$66,316	$10,452	$13,703	$3,907	$94,378
Provision for credit losses	70,611	7,893	2,702	2,695	83,901
Charge-offs	(48,093)	(880)	(1,323)	(1,272)	(51,568)
Recoveries	823	42	162	35	1,062
As of September 30, 2019(1)	$89,657	$17,507	$15,244	$5,365	$127,773

Allocation of ending ACL
Loans collectively evaluated for impairment	$74,341	$14,695	$15,061	$5,304	$109,401
Loans individually evaluated for impairment	15,316	2,812	183	61	18,372
ACL as of September 30, 2019(1)	$89,657	$17,507	$15,244	$5,365	$127,773

Loans
Loans collectively evaluated for impairment	$7,231,114	$2,878,461	$2,720,110	$748,666	$13,578,351
Loans individually evaluated for impairment	109,517	22,835	3,112	2,264	137,728
Loans as of September 30, 2019(1)	$7,340,631	$2,901,296	$2,723,222	$750,930	$13,716,079

(1) Allowance for credit losses and loan balances as calculated and reported under the incurred loss accounting model and reported at September 30, 2019.

As described in Note 1, the Company adopted the new CECL accounting standard on January 1, 2020 which increased the ACL by $75.9 million. The ACL was increased an additional $34.4 million and $274.8 million in provision for the third quarter and year-to-date 2020, respectively, which reflects the forecasted effects of COVID-19 on the various loan segments due to higher unemployment, lower GDP, market values, and real estate prices. The third quarter 2020 provision was affected by credit migration as well as a negative shift in the outlook for commercial real estate, particularly the hospitality sector, and a slower expected recovery. The Company’s estimate of the ACL used the baseline scenario provided by a nationally recognized service, as adjusted for consideration of certain qualitative and environmental factors. These adjustments consider, among other factors, risk attributes of each portfolio, relevant third-party research, energy prices, and loss data collected from previous recessions. Loan charge-offs recognized during 2020 are higher than 2019 as a result of credit migration that has occurred primarily in the Restaurant, Energy, and General C&I classes with the most significant impact being COVID related.

The Company’s individually evaluated loans totaling $166.2 million at September 30, 2020 are considered collateral dependent loans and generally are considered impaired (Note 1). The majority of the these are within the C&I segment and include loans in the Energy, Restaurant, and General C&I classes. The majority of these loans are supported by an enterprise valuation or by collateral such as real estate, receivables or inventory, with the exception of loans within the Energy Exploration and Production (“E&P”) sector which are secured by oil and gas reserves. Loans within the CRE and consumer segments are secured by commercial and residential real estate.

Credit Quality

The following table provides information by each credit quality indicator and by origination year (vintage) as of September 30, 2020. The Company defines origination year (vintage) for the purposes of disclosure as the year of execution of the original loan agreement. Loans that are modified as a TDR are considered to be a continuation of the original loan, therefore the origination date of the original loan is reflected as the vintage date. This presentation is consistent with the vintage determination used in the ACL model. The criticized loans with a 2020 vintage relate to credits in resolution.

	Amortized Cost Basis by Origination Year							Revolving Credits
(In thousands)	2020	2019	2018	2017	2016	2015 and Prior	Revolving Loans	Converted to Term Loans	Total
Commercial and industrial
Pass	$1,494,709	$662,526	$934,739	$603,527	$379,457	$594,818	$2,194,250	$13,892	$6,877,918
Special mention	137	27,273	39,861	39,407	1,061	29,014	179,300	140	316,193
Substandard	3,236	12,473	131,694	50,298	45,845	110,501	195,504	750	550,301
Doubtful	—	—	12,141	746	3,621	5,823	2,379	—	24,710
Total commercial and industrial	1,498,082	702,272	1,118,435	693,978	429,984	740,156	2,571,433	14,782	7,769,122
Commercial real estate
Pass	301,332	520,504	756,079	579,773	234,644	451,972	99,197	242	2,943,743
Special mention	512	9,379	13,778	44,420	1,408	24,644	193	—	94,334
Substandard	—	210	17,303	19,544	25,897	8,543	274	—	71,771
Doubtful	—	—	3,029	—	—	—	—	—	3,029
Total commercial real estate	301,844	530,093	790,189	643,737	261,949	485,159	99,664	242	3,112,877
Consumer
Current	342,767	448,653	541,114	291,380	274,699	430,059	227,054	962	2,556,688
30-59 days past due	—	776	3,710	157	1,506	1,658	740	—	8,547
60-89 days past due	—	379	1,347	181	1,226	1,588	—	—	4,721
90+ days past due	—	351	7,062	1,014	541	4,614	19	—	13,601
Total consumer	342,767	450,159	553,233	292,732	277,972	437,919	227,813	962	2,583,557
Total(1)	$2,142,693	$1,682,524	$2,461,857	$1,630,447	$969,905	$1,663,234	$2,898,910	$15,986	$13,465,556

(1) $48.5 million of net accrued interest receivable is excluded from the loan balances above as of September 30, 2020.

Past Due

The following tables provide an aging analysis of past due loans by portfolio segment and class of financing receivable.

	Age Analysis of Past-Due Loans as of September 30, 2020						90+ Days
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	Current	Total(1)	Past Due and Accruing
Commercial and industrial
General C&I	$7,038	$4,663	$7,326	$19,027	$4,723,453	$4,742,480	$145
Energy	2,864	—	26,055	28,919	1,362,257	1,391,176	—
Restaurant	301	1	21,013	21,315	1,070,547	1,091,862	203
Healthcare	225	90	639	954	542,650	543,604	—
Total commercial and industrial	10,428	4,754	55,033	70,215	7,698,907	7,769,122	348
Commercial real estate
Industrial, retail, and other	1,083	755	1,951	3,789	1,713,917	1,717,706	148
Multifamily	88	—	—	88	854,563	854,651	—
Office	48	—	16,267	16,315	524,205	540,520	—
Total commercial real estate	1,219	755	18,218	20,192	3,092,685	3,112,877	148
Consumer
Residential	8,085	4,687	13,249	26,021	2,471,794	2,497,815	6,414
Other	462	34	352	848	84,894	85,742	350
Total consumer	8,547	4,721	13,601	26,869	2,556,688	2,583,557	6,764
Total	$20,194	$10,230	$86,852	$117,276	$13,348,280	$13,465,556	$7,260

(1) $48.5 million of net accrued interest receivable is excluded from the loan balances above as of September 30, 2020.

	Age Analysis of Past-Due Loans as of December 31, 2019						90+ Days
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	Current	Total(1)	Past Due and Accruing
Commercial and industrial
General C&I	$23,143	$1,117	$15,183	$39,443	$4,477,573	$4,517,016	$85
Energy	—	—	8,166	8,166	1,411,791	1,419,957	—
Restaurant	1,219	1,284	8,021	10,524	1,016,897	1,027,421	108
Healthcare	497	41	4,143	4,681	469,583	474,264	—
Total commercial and industrial	24,859	2,442	35,513	62,814	7,375,844	7,438,658	193
Commercial real estate
Industrial, retail, and other	3,354	133	2,255	5,742	1,685,952	1,691,694	—
Multifamily	—	—	—	—	659,902	659,902	—
Office	253	—	1,219	1,472	534,204	535,676	—
Total commercial real estate	3,607	133	3,474	7,214	2,880,058	2,887,272	—
Consumer
Residential	8,967	6,101	7,292	22,360	2,545,935	2,568,295	887
Other	192	37	54	283	89,147	89,430	40
Total consumer	9,159	6,138	7,346	22,643	2,635,082	2,657,725	927
Total	$37,625	$8,713	$46,333	$92,671	$12,890,984	$12,983,655	$1,120

(1) $44.5 million of net accrued interest receivable is excluded from the loan balances above as of December 31, 2019.

Nonaccrual Status

The following table provides information about nonaccruing loans by portfolio segment and class of financing receivable as of and for the three and nine months ended September 30, 2020.

	Nonaccrual Loans - Amortized Cost			90+ Days	Interest Income Recognized
(In thousands)	Beginning of the Period(1)	End of the Period	No Allowance Recorded	Past Due and Accruing(2)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Commercial and industrial
General C&I	$66,589	$36,774	$3,671	$145	$4	$22
Energy	9,568	48,754	2,864	—	1	10
Restaurant	53,483	59,448	17,191	203	13	51
Healthcare	4,833	1,015	—	—	—	—
Total commercial and industrial	134,473	145,991	23,726	348	18	83
Commercial real estate
Industrial, retail, and other	5,935	10,475	8,463	148	24	83
Multifamily	—	—	—	—	—	—
Office	1,245	16,267	—	—	—	—
Total commercial real estate	7,180	26,742	8,463	148	24	83
Consumer
Residential	15,101	16,357	2,446	6,414	30	113
Other	24	7	—	350	5	9
Total consumer	15,125	16,364	2,446	6,764	35	122
Total	$156,778	$189,097	$34,635	$7,260	$77	$288

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

(2) $0.2 million of net accrued interest receivable is excluded from the loan balances above as of September 30, 2020.

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

The following table provides information regarding loans that were modified into TDRs during the periods indicated.

	For the Three Months Ended September 30,
	2020		2019
(Dollars in thousands)	Number of TDRs	Amortized Cost(1)	Number of TDRs	Amortized Cost
Commercial and industrial
General C&I	—	$—	1	$11,769
Energy	—	—	1	—
Restaurant	—	—	1	133
Total	—	$—	3	$11,902

(1) There was no net accrued interest receivable recorded on the loan balances above as of September 30, 2020.

	For the Nine Months Ended September 30,
	2020		2019
(Dollars in thousands)	Number of TDRs	Amortized Cost(1)	Number of TDRs	Amortized Cost
Commercial and industrial
General C&I	4	$16,836	3	$19,893
Energy	1	8,013	3	6,445
Restaurant	2	20,779	1	133
Commercial real estate
Industrial, retail, and other	—	—	1	1,455
Total	7	$45,628	8	$27,926

(1) There was no net accrued interest receivable recorded on the loan balances above as of September 30, 2020.

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

For the three- and nine-month periods ended September 30, 2020 and September 30, 2019, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date. During the three and nine months ended September 30, 2020, approximately zero and $19.3 million in charge-offs were taken related to one general C&I loan that was modified into a TDR during the same period. During the three and nine months ended September 30, 2019, approximately $27.7 million and $45.5 million in charge-offs were taken related to commercial and industrial loans modified into TDRs during the same period.

On March 27, 2020, the CARES Act was signed into law. The CARES Act provides financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Additionally, in April 2020, regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) which permits certain loan modifications due to the effects of COVID-19 (as defined) to not be identified as a TDR. As of September 30, 2020, the Company had active payment deferrals totaling $376.1 million compared to $1.4 billion at June 30, 2020. As of October 16, 2020, loan payment deferrals were down further to $181.0 million. As of September 30 and June 30, 2020, $3.7 million and zero, respectively, of these loans were exempted from the accounting guidance for TDRs.  The Company believes additional loans may be restructured because of COVID-19 before the end of the year that will not be identified as TDRs in accordance with this law or interagency statement.

The following table provides information regarding the types of loan modifications that were modified into TDRs during the periods indicated.

	For the Three Months Ended September 30,
	2020		2019
	Number of Loans Modified by:
	Rate Concession	Modified Terms and/or Other Concessions	Rate Concession	Modified Terms and/or Other Concessions
Commercial and industrial
General C&I	—	—	—	1
Energy	—	—	—	1
Restaurant	—	—	—	1
Total	—	—	—	3

	For the Nine Months Ended September 30,
	2020		2019
	Number of Loans Modified by:
	Rate Concession	Modified Terms and/or Other Concessions	Rate Concession	Modified Terms and/or Other Concessions
Commercial and industrial
General C&I	—	4	—	3
Energy	1	—	—	3
Restaurant	—	2	—	1
Commercial real estate
Industrial, retail, and other	—	—	—	1
Total	1	6	—	8

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $2.3 million and $4.4 million of consumer loans secured by single family residential real estate that are in process of foreclosure at September 30, 2020 and December 31, 2019, respectively. We have ceased foreclosure activities on residential real estate due to the COVID-19 pandemic. Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. In addition to the single family residential real estate loans in process of foreclosure, the Company also held $220 thousand and $151 thousand of foreclosed single-family residential properties in other real estate owned as of September 30, 2020 and December 31, 2019, respectively.

Note 5—Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets at September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Goodwill	$43,061	$485,336
Core deposit intangible, net of accumulated amortization of $75,291 and $60,836, respectively	76,331	90,788
Customer lists, net of accumulated amortization of $23,609 and $21,908, respectively	10,242	11,993
Noncompete agreements, net of accumulated amortization of $286 and $137, respectively	1,070	1,473
Trademarks, net of accumulated amortization of $133 and $75, respectively	1,301	1,359
Total goodwill and intangible assets, net	$132,005	$590,949

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

The following table represents changes to the carrying amount of goodwill by segment for the period reported.

(In thousands)	Banking	Financial Services	Corporate	Consolidated
Balance as of December 31, 2019	$442,579	$42,757	$—	$485,336
Additions:
Wealth & Pension acquisition	—	304	—	304
Other	1,116	—	—	1,116
Losses:
Impairment	(443,695)	—	—	(443,695)
Balance as of September 30, 2020	$—	$43,061	$—	$43,061

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

The fair value of derivative positions outstanding is included in “other assets” and “other liabilities” on the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows. For derivatives not designated as hedging instruments, gains and losses due to changes in fair value are included in noninterest income and the operating section of the consolidated statements of cash flows. For derivatives designated as hedging instruments, the entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income when the forecasted transaction affects income.

The notional amounts and estimated fair values as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020			December 31, 2019
		Fair Value			Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$350,000	$25,558	$—	$350,000	$—	$643
Commercial loan interest rate collars	—	—	—	4,000,000	239,213	—
Total derivatives designated as hedging instruments	350,000	25,558	—	4,350,000	239,213	643
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	1,246,712	24,935	1,976	1,008,805	8,386	899
Commercial loan interest rate caps	145,842	3	3	167,185	18	18
Commercial loan interest rate floors	567,496	13,491	13,491	654,298	8,836	8,836
Commercial loan interest rate collars	68,887	468	468	75,555	257	257
Mortgage loan held-for-sale interest rate lock commitments	36,970	566	—	4,138	22	—
Mortgage loan forward sale commitments	16,729	137	—	4,109	26	—
Mortgage loan held-for-sale floating commitments	8,942	—	—	1,523	—	—
Foreign exchange contracts	147,384	1,388	1,295	74,322	379	558
Total derivatives not designated as hedging instruments	2,238,962	40,988	17,233	1,989,935	17,924	10,568
Total derivatives	$2,588,962	$66,546	$17,233	$6,339,935	$257,137	$11,211

The Company is party to collateral support agreements with certain derivative counterparties. Such agreements require that the Company or the counterparty to maintain collateral based on the fair values of derivative transactions. In the event of default by a counterparty the non-defaulting counterparty would be entitled to the collateral. At September 30, 2020 and December 31, 2019, the Company was required to post $13.3 million and $10.6 million, respectively, in cash or securities as collateral for its derivative transactions, which are included in “interest-bearing deposits with banks” on the Company’s consolidated balance sheets. In addition, the Company had recorded the obligation to return cash collateral provided by a counterparty of $21.8 million and $240.9 million as of September 30, 2020 and December 31, 2019, respectively, within deposits on the Company’s consolidated balance sheet. The Company’s master agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts of derivatives executed with the same counterparty under the master agreement.

Pre-tax gain (loss) included in the consolidated statements of operations related to derivative instruments for the three and nine months ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended September 30,
	2020			2019
(In thousands)	OCI	Reclassified from AOCI to interest income	Noninterest income	OCI	Reclassified from AOCI to interest income	Noninterest income
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$275	$1,278	$—	$7,447	$(1,182)	$—
Commercial loan interest rate collars	—	18,432	—	32,864	2,667	—
Derivatives not designated as hedging instruments:
Mortgage loans held for sale interest rate lock commitments	$—	$—	$18	$—	$—	$23
Foreign exchange contracts	—	—	590	—	—	823

	For the Nine Months Ended September 30,
	2020			2019
(In thousands)	OCI	Reclassified from AOCI to interest income	Noninterest income	OCI	Reclassified from AOCI to interest income	Noninterest income
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$28,356	$2,154	$—	$28,419	$(4,199)	$—
Commercial loan interest rate collars	147,152	43,358	—	160,429	2,704	—
Derivatives not designated as hedging instruments:
Mortgage loans held for sale interest rate lock commitments	$—	$—	$544	$—	$—	$50
Foreign exchange contracts	—	—	2,142	—	—	2,947

Cash Flow Hedges

Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company uses interest rate swaps, caps, floors and collars to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans (1-Month LIBOR).

In February 2019, the Company entered into a $4.0 billion notional interest rate collar with a five-year term. In March 2020, the collar was terminated and resulted in a $261.2 million realized gain that was recorded in accumulated other comprehensive income. The value received in exchange for the termination assumed an average 1-month LIBOR rate of 0.5785% over the next four years. The gain, currently reflected in other comprehensive income net of deferred income taxes, will amortize into interest income through February 29, 2024.

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

Based on our current interest rate forecast, $76.3 million of deferred income on derivatives in OCI at September 30, 2020 is estimated to be reclassified into net interest income during the next twelve months. Significant changes to future interest rates or the amount of outstanding hedged loans could accelerate the timing of the gain’s reclassification to income. There were no reclassifications into income during the nine months ended September 30, 2020 and 2019 as a result of any discontinuance of cash flow hedges because the forecasted transaction is no longer probable. The maximum length of time over which the Company is hedging a portion of its exposure to the variability in future cash flows for forecasted transactions is approximately 5.4 years as of September 30, 2020.

Interest Rate Swap, Floor, Cap and Collar Agreements not designated as hedging derivatives

The Company enters into certain interest rate swap, floor, cap and collar agreements on commercial loans that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap, floor, cap or collar with a loan customer while at the same time entering into an offsetting interest rate agreement with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The interest rate swap transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate. The interest rate cap transaction allows the Company’s customer to minimize interest rate risk exposure to rising interest rates. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s consolidated statements of operations. The Company is exposed to credit loss in the event of nonperformance by the parties to the interest rate agreements. However, the Company does not anticipate nonperformance by the counterparties. The estimated fair value has been recorded as an asset and a corresponding liability in the accompanying consolidated balance sheets as of September 30, 2020 and December 31, 2019.

Note 7—Deposits

Domestic time deposits $250,000 and over were $482.0 million and $644.1 million at September 30, 2020 and December 31, 2019, respectively. There were no foreign time deposits at either September 30, 2020 or December 31, 2019.

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

(In thousands)	September 30, 2020	December 31, 2019
Cadence Bancorporation:
5.375% senior notes, due June 28, 2021	$50,000	$50,000
7.250% subordinated notes, due June 28, 2029, callable in 2024	35,000	35,000
3-month LIBOR plus 4.663%, subordinated notes, due March 11, 2025, callable in 2020	40,000	40,000
4.750% subordinated notes, due June 30, 2029, callable in 2024	85,000	85,000
Total — Cadence Bancorporation	210,000	210,000
Cadence Bank:
6.250% subordinated notes, due June 28, 2029, callable in 2024	25,000	25,000
Debt issue costs and unamortized premium	(1,779)	(2,350)
Total senior and subordinated debt	$233,221	$232,650

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

Junior Subordinated Debentures

In conjunction with the Company’s acquisition of Cadence Financial Corporation and Encore Bank, N.A., the junior subordinated debentures were marked to fair value as of their respective acquisition dates. The related mark is being amortized over the remaining term of the junior subordinated debentures. The following is a list of junior subordinated debt:

(In thousands)	September 30, 2020	December 31, 2019
Junior subordinated debentures, 3 month LIBOR plus 2.85%, due 2033	$30,000	$30,000
Junior subordinated debentures, 3 month LIBOR plus 2.95%, due 2033	5,155	5,155
Junior subordinated debentures, 3 month LIBOR plus 1.75%, due 2037	15,464	15,464
Total par value	50,619	50,619
Purchase accounting adjustment, net of amortization	(13,077)	(13,174)
Total junior subordinated debentures	$37,542	$37,445

Advances from FHLB and Borrowings from FRB

Outstanding FHLB advances were $100 million as of September 30, 2020 and December 31, 2019. At September 30, 2020, the outstanding advance was a long-term convertible advance. Advances are collateralized by $3.9 billion of commercial and residential real estate loans pledged under a blanket lien arrangement as of September 30, 2020, which provides $2.6 billion of borrowing availability.

As of September 30, 2020 and December 31, 2019, the FHLB has issued for the benefit of the Bank irrevocable letters of credit totaling $776 million and $391 million, respectively. Included in the FHLB letters of credit are $770 million in variable letters of credit in favor of a municipal customer to secure certain deposits. These letters of credit expire on November 30, 2020 and December 22, 2020, respectively. Approximately $6 million in letters of credit are used to secure municipal deposits which expire on January 22, 2021.

There were no borrowings from the FRB discount window as of September 30, 2020 and December 31, 2019. Any borrowings from the FRB would be collateralized by $1.6 billion in commercial loans and small business loans under the Paycheck Protection Program pledged under a borrower-in-custody arrangement.

Notes Payable

On July 1, 2019, the Company’s wholly owned subsidiary, Linscomb & Williams, Inc., acquired certain assets and assumed certain liabilities of Wealth and Pension Services Group, Inc. (“W&P”). At September 30, 2020, a note payable of $1.7 million was outstanding in connection with this acquisition (see Note 2).

On March 29, 2019, the Company entered into a credit agreement for a revolving loan facility in the amount of $100 million with a maturity date of March 29, 2020. On March 29, 2020, the Company renewed the credit agreement with a maturity date of March 29, 2021. During the third quarter of 2020, the Company cancelled this facility.

Note 9—Other Noninterest Income and Other Noninterest Expense

The detail of other noninterest income and other noninterest expense captions presented in the consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Other noninterest income
Insurance revenue	$239	$216	$713	$658
Mortgage banking income	3,535	1,079	6,666	2,332
Income from bank owned life insurance policies	1,238	1,275	3,786	3,690
Other	(1,389)	1,730	(3,339)	4,710
Total other noninterest income	$3,623	$4,300	$7,826	$11,390

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Other noninterest expenses
Data processing expense	$3,024	$3,641	$9,460	$9,670
Software amortization	4,432	3,406	12,015	9,925
Consulting and professional fees	3,320	2,621	9,035	6,749
Loan related expenses	953	(921)	2,448	1,729
FDIC insurance	2,528	527	8,903	4,149
Communications	1,119	1,425	3,278	3,880
Advertising and public relations	716	1,368	3,101	3,253
Legal expenses	681	500	1,672	1,303
Other	8,232	11,864	27,919	29,982
Total other noninterest expenses	$25,005	$24,431	$77,831	$70,640

Note 10—Income Taxes

Income tax expense (benefit) for the three and nine months ended September 30, 2020 was $9.5 million and ($30.4) million, respectively, compared to $12.8 million and $44.6 million for the same periods in 2019. The effective tax rate was 16.1% and 7.0% for the three and nine months ended September 30, 2020, respectively, compared to 22.5% and 22.9% for the same periods in 2019. The effective tax rates for the three and nine months ended September 30, 2020 was driven by a decrease in income before income taxes.

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

At September 30, 2020, we had a net deferred tax asset of $71.3 million compared to a net deferred tax liability of
$25.0 million at December 31, 2019. The increase in the net deferred asset was primarily due to the tax effect of the CECL transition and provision for credit losses (Notes 1 and 4), reduction of deferred tax liabilities related to tax deductible goodwill, and the termination of the interest rate collar (Note 6).

Note 11—Earnings Per Common Share

The following table displays a reconciliation of the information used in calculating basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Net income (loss) per consolidated statements of operations	$49,315	$43,986	$(406,110)	$150,533
Net income allocated to participating securities	(431)	(137)	—	(525)
Net income (loss) allocated to common stock	$48,884	$43,849	$(406,110)	$150,008

Weighted average common shares outstanding (Basic)	125,956,714	128,457,491	126,169,823	129,237,553
Weighted average dilutive restricted stock units and warrants	138,154	57,783	—	121,734
Weighted average common shares outstanding (Diluted)	126,094,868	128,515,274	126,169,823	129,359,287

Earnings (loss) per common share (Basic)	$0.39	$0.34	$(3.22)	$1.16
Earnings (loss) per common share (Diluted)	$0.39	$0.34	$(3.22)	$1.16

The effect from the assumed exercise of stock options and restricted stock units of 2,309,357 and 2,285,632 compared to 1,796,588 and 1,271,628 for the three and nine months ended September 30, 2020 and 2019, respectively, were not included in the above computations of diluted earnings per share because such amounts would have had an antidilutive effect on earnings per common share.

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

On March 27, 2020, the federal banking agencies issued an interim final rule (followed by a final rule issued on August 26, 2020) to delay the estimated impact on regulatory capital stemming from the adoption of CECL. The agencies granted this relief to allow institutions to focus on lending to customers in light of recent strains on the U.S economy due to COVID-19, while also maintaining the quality of regulatory capital. Under the final rule, 100% of the CECL Day 1 impact and 25% of subsequent provisions for credit losses (“Day 2” impacts) will be deferred over a two-year year period ending January 1, 2022, at which time this deferred amount will be phased in on a pro rata basis over a three-year period ending January 2025.

The actual capital amounts and ratios for the Company and the Bank as of September 30, 2020 and December 31, 2019 are presented in the following tables and as shown, are above the thresholds necessary to be considered “well-capitalized.” Management believes that no events or changes have occurred after September 30, 2020 that would change this designation.

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
September 30, 2020
Tier 1 leverage	$1,803,403	9.9%	$1,876,954	10.3%
Common equity tier 1 capital	1,803,403	12.0	1,826,954	12.2
Tier 1 risk-based capital	1,803,403	12.0	1,876,954	12.5
Total risk-based capital	2,198,061	14.7	2,089,773	14.0
Minimum requirement:
Tier 1 leverage	726,475	4.0	726,824	4.0
Common equity tier 1 capital	673,791	4.5	673,806	4.5
Tier 1 risk-based capital	898,388	6.0	898,408	6.0
Total risk-based capital	1,197,851	8.0	1,197,878	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	908,530	5.0
Common equity tier 1 capital	N/A	N/A	973,276	6.5
Tier 1 risk-based capital	898,388	6.0	1,197,878	8.0
Total risk-based capital	1,497,313	10.0	1,497,347	10.0

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
December 31, 2019
Tier 1 leverage	$1,784,664	10.3%	$1,953,008	11.1%
Common equity tier 1 capital	1,784,664	11.5	1,903,008	12.3
Tier 1 risk-based capital	1,784,664	11.5	1,953,008	12.6
Total risk-based capital	2,120,571	13.7	2,099,146	13.6
Minimum requirement:
Tier 1 leverage	690,213	4.0	689,881	4.0
Common equity tier 1 capital	697,089	4.5	696,755	4.5
Tier 1 risk-based capital	929,453	6.0	929,007	6.0
Total risk-based capital	1,239,270	8.0	1,238,676	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	862,351	5.0
Common equity tier 1 capital	N/A	N/A	1,006,425	6.5
Tier 1 risk-based capital	929,453	6.0	1,238,676	8.0
Total risk-based capital	1,549,088	10.0	1,548,345	10.0

Under regulations controlling national banks, the payment of any dividends by a bank without prior approval of the OCC is limited to the current year’s net profits (as defined by the OCC) and retained net profits of the two preceding years. Due to the effect of the recognition of the non-cash goodwill impairment charge in the first quarter of 2020 to the Banks retained profits, the Bank is currently required to seek prior approval of the OCC to pay a dividend. The Federal Reserve, as primary regulator for bank holding companies, has also stated that all common stock dividends should be paid out of current income. Additionally, on July 24, 2020, the Federal Reserve amended its supervisory guidance and regulations addressing dividends from bank holding companies to require consultation with the Federal Reserve prior to paying a dividend that exceeds earnings for the period for which the dividend is being paid. While the holding company had $166.6 million in cash on hand as of September 30, 2020, the holding company does not generate income on a stand-alone basis, and, over time, may not have the capability to pay common stock dividends without first receiving dividends from the Bank.

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

(In thousands)	September 30, 2020	December 31, 2019
Commitments to extend credit	$4,283,138	$4,667,360
Commitments to grant loans	138,531	292,199
Standby letters of credit	202,724	213,548
Performance letters of credit	21,036	27,985
Commercial letters of credit	21,971	15,587

Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. In addition, the Company has entered certain contingent commitments to grant loans. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the three and nine months ended September 30, 2020 and 2019.

The Company makes investments in limited partnerships, including certain low-income housing partnerships for which tax credits are received. As of September 30, 2020 and December 31, 2019, unfunded capital commitments totaled $48.8 million and $44.9 million, respectively (see Note 15).

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at September 30, 2020 and December 31, 2019:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2020
Assets
Investment securities available-for-sale	$3,088,699	$—	$3,088,699	$—
Derivative assets	66,546	—	66,546	—
Other assets	34,521	—	—	34,521
Total recurring basis measured assets	$3,189,766	$—	$3,155,245	$34,521
Liabilities
Derivative liabilities	$17,233	$—	$17,233	$—
Total recurring basis measured liabilities	$17,233	$—	$17,233	$—

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Assets
Investment securities available-for-sale	$2,368,592	$—	$2,368,592	$—
Equity securities with readily determinable fair values not held for trading	1,862	1,862	—	—
Derivative assets	257,137	—	257,137	—
Other assets	26,882	—	—	26,882
Total recurring basis measured assets	$2,654,473	$1,862	$2,625,729	$26,882
Liabilities
Derivative liabilities	$11,211	$—	$11,211	$—
Total recurring basis measured liabilities	$11,211	$—	$11,211	$—

Changes in Level 3 Fair Value Measurements

The tables below include a roll-forward of the consolidated balance sheet amounts for the three and nine months ended September 30, 2020 and 2019 for changes in the fair value of financial instruments within Level 3 of the valuation hierarchy that are recorded on a recurring basis. Level 3 financial instruments typically include unobservable components but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table (which are reported in other noninterest income in the consolidated income statements) may include changes to fair value due in part to observable factors that may be part of the valuation methodology.

Level 3 Assets Measured at Fair Value on a Recurring Basis

	For the Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019
(In thousands)	Net Profits Interests		Investments in Limited Partnerships		SBA Servicing Rights
Beginning Balance	$3,733	$5,376	$24,631	$14,533	$3,737	$3,786
Originations	—	—	—	—	402	455
Net (losses) gains included in earnings	(164)	(73)	232	1,119	233	(489)
Reclassifications	—	—	—	110	—	—
Acquired in settlement of loans	—	—	—	—	—	—
Contributions paid	—	—	1,904	1,143	—	—
Distributions received	—	(143)	(187)	(44)	—	—
Ending Balance	$3,569	$5,160	$26,580	$16,861	$4,372	$3,752
Net (losses) unrealized gains included in earnings relating to assets held at the end of the period	$(164)	$(73)	$232	$1,119	$233	$(489)
Net unrealized gains (losses) recognized in other comprehensive income relating to assets held at the end of the period	$—	$—	$—	$—	$—	$—

	For the Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019
(In thousands)	Net Profits Interests		Investments in Limited Partnerships		SBA Servicing Assets
Beginning Balance	$4,330	$5,779	$18,742	$11,191	$3,810	$—
Acquired	—	—	—	—	—	6,213
Originations	—	—	—	—	962	969
Net (losses) gains included in earnings	(761)	(188)	(1,099)	2,153	(400)	(3,430)
Reclassifications	—	—	1,727	(15)	—	—
Acquired in settlement of loans	—	—	4,257	—	—	—
Contributions paid	—	—	3,687	4,160	—	—
Distributions received	—	(431)	(734)	(628)	—	—
Ending Balance	$3,569	$5,160	$26,580	$16,861	$4,372	$3,752
Net (losses) unrealized gains included in earnings relating to assets held at the end of the period	$(761)	$(188)	$(1,099)	$2,153	$(400)	$(3,430)
Net unrealized gains (losses) recognized in other comprehensive income relating to assets held at the end of the period	$—	$—	$—	$—	$—	$—

Assets Recorded at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheets at September 30, 2020 and December 31, 2019, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2020
Loans held for sale	$54,100	$—	$54,100	$—
Individually evaluated loans, net of allocated allowance for credit losses (1)	137,992	—	—	137,992
Other real estate and repossessed assets	6,458		—	6,458
Total assets measured on a nonrecurring basis	$198,550	$—	$54,100	$144,450

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Loans held for sale	$87,649	$—	$87,649	$—
Individually evaluated loans, net of allocated allowance for credit losses (1)	101,561	—	—	101,561
Other real estate	1,628	—	—	1,628
Total assets measured on a nonrecurring basis	$190,838	$—	$87,649	$103,189
(1) Prior to the adoption of CECL on January 1, 2020, these loans were known as Impaired loans, net of specific allowance.

Significant unobservable inputs used in Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis are summarized below:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average (2)
September 30, 2020
Individually evaluated loans, net of allowance for credit losses (3)	$137,992	Appraised value, as adjusted	Discount to fair value	0% - 78%	28%
		Discounted cash flow	Discount rate	3.75% - 3.91%	3.9%
		Enterprise value	Comparables and average multiplier	4.5x - 6.47x	4.71x
		Enterprise value	Discount rates and comparables	13%-15%	14%
Other real estate and repossessed assets	6,458	Appraised value, as adjusted	Discount to fair value	0% - 20%	10%
			Estimated closing costs	10%	10%

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
December 31, 2019
Individually evaluated loans, net of allowance for credit losses (3)	$101,561	Appraised value, as adjusted	Discount to fair value	0% - 50%
		Appraised value, as adjusted	Minimum guaranteed proceeds per Settlement Agreement	0%(1)
		Discounted cash flow	Discount rate 5.8%	0%(1)
		Enterprise value	Exit and earnings multiples, discounted cash flows, and market comparables	0% - 46%(1)
Other real estate	1,628	Appraised value, as adjusted	Discount to fair value	0% - 20%
			Estimated closing costs	10%
(1) - Represents difference of remaining balance to fair value.
(2) - Weighted averages was calculated using the input attribute and the outstanding balance of the loan
(3) - Prior to the adoption of CECL on January 1, 2020, these loans were known as Impaired loans, net of specific allowance.

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2020
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$174,549	$174,549	$174,549	$—	$—
Interest-bearing deposits in other banks	1,067,258	1,067,258	1,067,258	—	—
Federal funds sold	5,365	5,365	5,365	—	—
Investment securities available-for-sale	3,088,699	3,088,699	—	3,088,699	—
Loans held for sale	54,100	54,100	—	54,100	—
Net loans	13,080,144	13,184,043	—	—	13,184,043
Derivative assets	66,546	66,546	—	66,546	—
Other assets	96,446	96,446	—	—	96,446
Financial Liabilities:
Deposits	15,786,221	15,796,140	—	15,796,140	—
Advances from FHLB	100,000	100,000	—	100,000	—
Senior debt	49,978	50,675	—	50,675	—
Subordinated debt	183,243	188,153	—	188,153	—
Junior subordinated debentures	37,542	40,621	—	40,621	—
Notes payable	1,683	1,683	—	1,683	—
Derivative liabilities	17,233	17,233	—	17,233	—

	December 31, 2019
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$252,447	$252,447	$252,447	$—	$—
Interest-bearing deposits in other banks	725,343	725,343	725,343	—	—
Federal funds sold	10,974	10,974	10,974	—	—
Investment securities available-for-sale	2,368,592	2,368,592	—	2,368,592	—
Equity securities with readily determinable fair values not held for trading	1,862	1,862	1,862	—	—
Loans held for sale	87,649	87,649	—	87,649	—
Net loans	12,864,012	12,755,360	—	—	12,755,360
Derivative assets	257,137	257,137	—	257,137	—
Other assets	72,719	72,719	—	—	72,719
Financial Liabilities:
Deposits	14,742,794	14,753,192	—	14,753,192	—
Advances from FHLB	100,000	100,000	—	100,000	—
Senior debt	49,938	51,202	—	51,202	—
Subordinated debt	182,712	189,386	—	189,386	—
Junior subordinated debentures	37,445	48,012	—	48,012	—
Notes payable	2,078	2,078	—	2,078	—
Derivative liabilities	11,211	11,211	—	11,211	—

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

The Bank has invested in several affordable housing projects as a limited partner. The partnerships have qualified to receive annual affordable housing federal tax credits that are recognized as a reduction of current tax expense. The Company has determined that these structures meet the definition of VIE’s under ASC 810 but that consolidation is not required, as the Bank is not the primary beneficiary. At September 30, 2020 and December 31, 2019, the Bank’s maximum exposure to loss associated with these limited partnerships was limited to the Bank’s investment. The Company accounts for these investments and the related tax credits using either the effective yield method or the proportional amortization method, depending upon the date of the investment. Under the effective yield method, the Bank recognizes the tax credits as they are allocated and amortizes the initial costs of the investments to provide a constant effective yield over the period that the tax credits are allocated. Under the proportional amortization method, the Bank amortizes the cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. At September 30, 2020 and December 31, 2019, the Company had recorded investments in other assets on its consolidated balance sheets of approximately $33.2 million and $28.2 million, respectively, related to these investments.

Additionally, the Company invests in other certain limited partnerships accounted for under the fair value practical expedient of net asset value (“NAV”) totaling $26.6 million and $18.7 million as of September 30, 2020 and December 31, 2019, respectively. The company recognized $0.2 million in gains and $1.1 million in losses for the three and nine months ended September 30, 2020 compared to $1.1 million and $2.2 million in gains for the same periods in 2019 related to these assets recorded at fair value through net income. Certain other limited partnerships without readily determinable fair values that do not qualify for the practical expedient are accounted for at their cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments totaled $7.0 million and $8.7 million as of September 30, 2020 and December 31, 2019, respectively. Other limited partnerships are accounted for under the equity method totaling $15.9 million and $9.0 million at September 30, 2020 and December 31, 2019, respectively.

The following table presents a summary of the Company’s investments in limited partnerships as of September 30, 2020 and December 31, 2019:
(In thousands)	September 30, 2020	December 31, 2019
Affordable housing projects (amortized cost)	$33,236	$28,205
Limited partnerships accounted for under the fair value practical expedient of NAV	26,580	18,742
Limited partnerships without readily determinable fair values that do not qualify for the practical expedient of NAV accounted for under the cost method	6,964	8,681
Limited partnerships required to be accounted for under the equity method	15,886	8,951
Total investments in limited partnerships	$82,666	$64,579

Equity investments with readily determinable fair values not held for trading are recorded at fair value with changes in fair value reported in net income. Cadence elected a measurement alternative to fair value for certain equity investments without a readily determinable fair value. As of September 30, 2020, and December 31, 2019, there were no downward and upward adjustments for impairments or price changes from observable transactions, however, due to the current economic environment one investment was determined to be fully impaired and a $1.9 million charge recognized during the second quarter of 2020. The carrying amount of equity investments measured under the measurement alternative are as follows:

	For the Nine Months Ended September 30,
(In thousands)	2020	2019
Carrying value, Beginning of Year	$8,681	$8,714
Reclassifications	(1,727)	15
Net income change	49	—
Distributions	(610)	(1,073)
Contributions	571	1,865
Carrying value, End of Period	$6,964	$9,521

Cadence’s investments in certain markable equity securities are carried at fair value and are reported in other assets in the consolidated balance sheets. Total marketable equity securities were $1.0 thousand and $1.9 million at September 30, 2020 and December 31, 2019, respectively. The Company sold equity securities totaling $1.3 million during the third quarter.

During 2016, the Bank received net profits interests in oil and gas reserves, in connection with the reorganization under bankruptcy of two loan customers (one of these was sold during 2018). The Company has determined that these contracts meet the definition of VIE’s under Topic ASC 810, but that consolidation is not required as the Bank is not the primary beneficiary. The net profits interest is a financial instrument and recorded at estimated fair value, which was $3.6 million and $4.3 million at September 30, 2020 and December 31, 2019, respectively, representing the maximum exposure to loss as of that date.

The Company has established a rabbi trust related to the deferred compensation plan offered to certain of its employees. The Company contributes employee cash compensation deferrals to the trust. The assets of the trust are available to creditors of the Company only in the event the Company becomes insolvent. This trust is considered a VIE because either there is no equity at risk in the trust or because the Company provided the equity interest to its employees in exchange for services rendered. The Company is considered the primary beneficiary of the rabbi trust as it has the ability to select the underlying investments made by the trust, the activities that most significantly impact the economic performance of the rabbi trust. The Company includes the assets of the rabbi trust as a component of other assets and a corresponding liability for the associated benefit obligation in other liabilities in its consolidated balance sheets. At September 30, 2020 and December 31, 2019, the amount of rabbi trust assets and benefit obligation was $3.7 million.

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

The following tables present the operating results of the segments as of and for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$157,318	$(34)	$(3,242)	$154,042
Provision for credit losses	32,973	—	—	32,973
Noninterest income	20,993	11,517	81	32,591
Noninterest expense	85,510	8,312	1,037	94,859
Income tax expense (benefit)	14,086	404	(5,004)	9,486
Net income	$45,742	$2,767	$806	$49,315
Total assets	$18,305,151	$94,407	$4,637	$18,404,195

	Three Months Ended September 30, 2019
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$164,535	$(524)	$(3,824)	$160,187
Provision for credit losses	43,764	—	—	43,764
Noninterest income	23,407	11,052	183	34,642
Noninterest expense	84,113	9,255	915	94,283
Income tax expense (benefit)	13,931	183	(1,318)	12,796
Net income (loss)	$46,134	$1,090	$(3,238)	$43,986
Total assets	$17,743,054	$106,248	$6,644	$17,855,946

	Nine Months Ended September 30, 2020
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$473,316	$(444)	$(10,647)	$462,225
Provision for credit losses	275,213	—	—	275,213
Noninterest income (expenses)	65,212	32,691	(293)	97,610
Noninterest expense	692,557	25,286	3,290	721,133
Income tax (benefit) expense	(30,513)	877	(765)	(30,401)
Net (loss) income	$(398,729)	$6,084	$(13,465)	$(406,110)
Total assets	$18,305,151	$94,407	$4,637	$18,404,195

	Nine Months Ended September 30, 2019
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$504,764	$(1,746)	$(12,754)	$490,264
Provision for credit losses	83,901	—	—	83,901
Noninterest income	66,557	29,782	688	97,027
Noninterest expense	272,721	24,804	10,727	308,252
Income tax expense (benefit)	49,685	495	(5,575)	44,605
Net income (loss)	$165,014	$2,737	$(17,218)	$150,533
Total assets	$17,743,054	$106,248	$6,644	$17,855,946

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

The Amended and Restated 2015 Omnibus Incentive Plan (the “Plan”) permits the Company to grant to employees and directors various forms of incentive compensation. The principal purposes of this plan are to focus directors, officers, and other employees and consultants on business performance that creates shareholder value, to encourage innovative approaches to the business of the Company, and to encourage ownership of the Company’s stock. The Plan authorizes 7.5 million common share equivalents available for grant, where grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. The number of remaining share equivalents available for future issuance under the Plan was 3.5 million at September 30, 2020.

Restricted Stock Units

During the nine months ended September 30, 2020 and 2019, the Company granted 778,881 and 1,163,959 shares, respectively, of stock-based awards in the form of restricted stock units pursuant to and subject to the provisions of the Plan. The following table summarizes the activity related to restricted stock unit awards:

	For the Nine Months Ended September 30,
	2020		2019
	Number of Shares	Weighted Average Fair Value per Unit at Award Date	Number of Shares	Weighted Average Fair Value per Unit at Award Date
Non-vested at beginning of period	1,229,863	$19.97	273,354	$26.49
Granted during the period	778,881	7.78	1,163,959	18.53
Vested during the period	(237,277)	19.61	(117,037)	21.05
Forfeited during the period	(77,198)	18.71	(56,048)	20.54
Non-vested at end of period	1,694,269	$14.47	1,264,228	$19.93

The restricted stock units granted include both time and performance-based components. Of the time-based restricted stock units granted and remaining at September 30, 2020:

•	41,843 units will vest in annual installments ending in the first quarter of 2021;
•	1,058 units will vest in annual installments ending in the third quarter of 2021;
•	207,972 units will vest in quarterly installments ending in the first quarter of 2022;
•	21,653 units will cliff-vest in the first quarter of 2022;
•	48,562 units will vest in annual installments ending in the first quarter of 2022;
•	175,292 units will vest in annual installments ending in the first quarter of 2023;
•	5,252 units will vest in annual installments ending in the second quarter of 2023;
•	7,426 units will vest in annual installments ending in the third quarter of 2023;
•	760,174 units will vest in annual installments ending in the first quarter of 2024;
•	3,000 units will vest in quarterly installments ending in the second quarter of 2021; and
•	6,000 units will vest in annual installments ending in the second quarter of 2024.

While the grants specify a stated target number of units, the determination of the actual settlement in shares will be based in part on the achievement of certain financial performance measures of the Company. For the performance-based restricted stock units granted, these performance conditions will determine the actual units vesting and can be in the range of 0% to 200% of the units granted. These grants include rights as a shareholder in the form of dividend equivalents. Dividend equivalents for time vested restricted stock units will be paid on each dividend payment date for the Company; dividend equivalents for the performance vesting restricted stock will be accrued and paid on the vested number of shares once the performance is achieved and the shares are issued. The fair value of the restricted stock units was estimated based upon the fair value of the underlying shares on the date of the grant.

The Company recorded $1.7 million and $4.0 million of equity-based compensation expense for the outstanding restricted stock units for the three and nine months ended September 30, 2020, respectively, compared to $1.3 million and $4.9 million for the three and nine months ended September 30, 2019, respectively. The remaining expense related to unvested restricted stock units is $16.5 million as of September 30, 2020 and will be recognized over service periods ranging from 3 months to 45 months.

Stock Options

During the nine months ended September 30, 2020 and 2019, the Company granted zero and 1,602,848 stock options, respectively, to certain executive officers. The options were granted at an exercise price equal to a 15% premium to the fair value of the common stock at the date of grant with a weighted-average exercise price of $20.43. The options vest over a three-year period and expire at the end of seven years. During the nine months ended September 30, 2020, 534,283 stock options vested. The Company recorded $309 thousand and $928 thousand of equity-based compensation expense for the outstanding stock options for the three and nine months ended September 30, 2020, respectively, compared to $309 thousand and $870 thousand for the three and nine months ended September 30, 2019, respectively. The remaining expense related to non-vested stock option grants is $1.6 million at September 30, 2020 and will be recognized over the next 16 months.

The Company used the Black-Scholes option pricing model to estimate the fair value of the stock options. See Note 23 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2019 for a description of the assumptions used for stock option awards issued during 2019.

Employee Stock Purchase Plan

On June 1, 2018, the Company commenced the 2018 Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase the Company’s Class A common stock at a discount of 15% of the fair market value of a share of Class A common stock, defined as the closing price of Class A common stock on the NYSE for the first and last days of the purchase period (as defined in the ESPP). The total amount of the Company’s Class A common stock on which options may be granted under the ESPP shall not exceed 500,000 shares. Shares of Class A common stock subject to any unexercised portion of a terminated, canceled or expired option granted under the ESPP may again be used for options under the ESPP. No participating employee shall have any rights as a shareholder until the issuance of a stock certificate to the employee. There were 149,250 shares and 82,651 shares of Class A common stock purchased in the open market by the ESPP during the nine months ended September 30, 2020 and 2019, respectively, which resulted in compensation expense of $72 thousand and $116 thousand for the three and nine months ended September 30, 2020, respectively, compared to $67 thousand and $239 thousand for the three and nine months ended September 30, 2019, respectively.

Note 18—Accumulated Other Comprehensive Income (Loss)

Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30, 2020
(In thousands)	Unrealized gains on securities available-for-sale	Unrealized gains on derivative instruments designated as cash flow hedges	Unrealized gains on defined benefit pension plans	Accumulated other comprehensive income
Balance at December 31, 2019	$19,605	$95,097	$—	$114,702
Net change	45,008	94,993	—	140,001
Balance at September 30, 2020	$64,613	$190,090	$—	$254,703

	Nine Months Ended September 30, 2019
	Unrealized gains (losses) on securities available-for-sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Unrealized losses on defined benefit pension plans	Accumulated other comprehensive income (loss)
Balance at December 31, 2018	$(24,279)	$(18,305)	$(328)	$(42,912)
Net change	48,074	145,243	—	193,317
Balance at September 30, 2019	$23,795	$126,938	$(328)	$150,405

Note 19—Subsequent Events

On October 21, 2020, the Board of Directors of Cadence Bancorporation declared a quarterly cash dividend in the amount of $0.075 per share of outstanding common stock, representing an annualized dividend of $0.30 per share. The dividend will be paid on November 16, 2020 to holders of record of Cadence’s Class A common stock on November 2, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis presents our results of operations and financial condition on a consolidated basis for the three and nine months ended September 30, 2020. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying notes, and supplemental financial data included herein. The emphasis of this discussion will be amounts as of September 30, 2020 compared to December 31, 2019 for the balance sheets and the three and nine months ended September 30, 2020 compared to September 30, 2019 for the statements of operations.

Because we conduct our material business operations through our bank subsidiary, Cadence Bank, N.A., the discussion and analysis relates to activities primarily conducted by the Bank. We generate most of our revenue from interest on loans and investments and fee-based revenues. Our primary source of funding for our loans is deposits. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance primarily through our net income, pre-tax and pre-loan provision net revenue, net interest margin, efficiency ratio, ratio of allowance for credit losses to total loans, return on average assets and return on average equity, among other metrics, while maintaining appropriate regulatory leverage and risk-based capital ratios.

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

Overview

Cadence Bancorporation is a financial holding company and a Delaware corporation headquartered in Houston, Texas, and is the parent company of Cadence Bank, N.A. With $18.4 billion in assets, $13.5 billion in total loans (net of unearned discounts and fees), $15.8 billion in deposits and $2.1 billion in shareholders’ equity as of September 30, 2020, we currently operate a network of 99 locations across Texas, Georgia, Alabama, Florida, Mississippi, and Tennessee. We focus on middle-market commercial lending, complemented by retail banking and wealth management services, and provide a broad range of banking services to businesses, high net worth individuals and business owners.

During 2020, the global economy has experienced a downturn related to the impacts of the COVID-19 global pandemic (“COVID-19”). Such impacts have included significant volatility in the global stock markets, a 150-basis-point reduction in the target federal funds rate, the enactment of the Coronavirus Aid, Relief, and Economic Security (“CARES Act”), including the Paycheck Protection Program (“PPP”) administered by the Small Business Administration, and a variety of rulings from our banking regulators.

We continue to actively monitor developments related to COVID-19 and its impact to our business, customers, employees, counterparties, vendors, and service providers. During 2020, the most notable financial impacts to the our results of operations included a non-cash goodwill impairment charge and higher provision for credit losses as a result of COVID-19 impact on certain credits and the deterioration in macroeconomic variables such as unemployment, GDP and real estate prices, which are incorporated into our economic forecasts utilized to calculate our allowance for credit losses.

Since the start of the COVID-19 pandemic, we have taken several actions to offer various forms of support to our customers, employees, and communities that have experienced impacts from this development. We have actively worked with customers impacted by the economic downturn, offering payment deferrals and other loan modifications. As of September 30, 2020, we have remaining outstanding balances of $376.1 million in COVID-19 related loan payment deferrals, down significantly from $1.4 billion or 10% of loans at June 30, 2020. As of October 16, 2020, loan payment deferrals were down further to $181.0 million. The $376.1 million of active payment deferrals included $60.0 million in Residential Real Estate; $32.0 million in Restaurant Industry; $70.8 million in general C&I; $96.3 million in CRE-Industrial, Retail, and Other; and $98.8 million in Hospitality, with the remainder spread throughout other portfolios. Of these loans, $3.7 million are currently exempt from the accounting guidance for TDRs (see Note 4 to the consolidated financial statements and “- Asset Quality – Loan Modifications Related to COVID-19”).

Additionally, through September 30, 2020, we have originated $1.1 billion to approximately 4,400 customers under the PPP of which the majority have been to customers in general C&I and Restaurant portfolios. (See Table 17 – Paycheck Protection Program).

Considering the volatility in the capital markets and economic disruptions, we continue to carefully monitor our capital and liquidity positions, both of which have continued to reflect excess balances and capital levels well over regulatory requirements. In March 2020, the U.S. banking agencies issued an interim final rule (followed in August 2020 by a final rule) that provides banking organizations with an alternative option to delay for two years an estimate of CECL's effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. We elected this alternative option instead of the one described in the December 2018 rule previously issued by banking agencies.

We operate Cadence Bancorporation through three operating segments: Banking, Financial Services and Corporate. Our Banking Segment, which represented approximately 96% of our total revenues for the nine months ended September 30, 2020, consists of our Commercial Banking, Retail Banking and Private Banking lines of business. Considering the economic conditions resulting from the COVID-19 pandemic, we conducted an interim goodwill impairment test as of March 31, 2020. The 2020 interim test indicated a goodwill impairment of $443.7 million within the Bank reporting unit resulting in the Company recording an impairment charge of the same amount in the Banking segment for the first quarter of 2020. The primary causes of the goodwill impairment in the Bank reporting unit were economic and industry conditions resulting from COVID-19 that caused volatility and reductions in our market capitalization and our peer banks, increased loan provision estimates, increased discount rates and other changes in variables driven by the uncertain macro-environment that resulted in the estimated fair value of the reporting unit being less than the reporting unit’s carrying value.

Within our Commercial Banking line of business, our largest focus is in General Commercial and Industrial banking, followed by Commercial Real Estate. Energy Lending is also an important part of our business as energy production and energy related industries are meaningful contributors to the economy in our Texas market. Additionally, we conduct business in select industries, which we refer to as our “specialized industries,” in which we believe we have specialized experience and service capabilities. These industries include franchise restaurant, healthcare, and technology. We offer treasury management services to our Commercial customers across all segments. In our Retail Banking business line, we offer a broad range of banking services through our branch network to serve the needs of consumers and small businesses. In our Private Banking business line, we offer banking services, such as deposit services and residential mortgage lending. Our Financial Services Segment includes our Trust, Retail Brokerage, and Investment Services. These businesses offer products independently to their own customers as well as to Banking Segment clients. Investment Services operates through the “Linscomb & Williams” name. The products offered by the businesses in our Financial Services Segment primarily generate non-banking service fee income. Our Corporate Segment reflects parent-only activities, including debt and capital raising, and intercompany eliminations.

We believe that our franchise is positioned for success as a result of prudent lending in our markets through experienced relationship managers and a client-centered, relationship-driven banking model. We believe our success is supported by (i) our attractive geographic footprint, (ii) our stable and efficient deposit funding, (iii) our experienced board of directors and management team, (iv) our strong capital position, and (v) our credit quality and risk management processes.

Selected Financial Data

The following table summarizes certain selected consolidated financial data for the periods presented. The historical consolidated financial information presented below contains financial measures that are not presented in accordance with U.S. GAAP and which have not been audited. See “Table 29 – Non-GAAP Financial Measures.”

Table 1 – Selected Financial Data

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
(In thousands, except share and per share data)	2020	2019	2020	2019	2019
Statement of Operations Data:
Net income (loss)	$49,315	$43,986	$(406,110)	$150,533	$201,958
Net interest income	154,042	160,187	462,225	490,264	651,173
Noninterest income	32,591	34,642	97,610	97,027	130,925
Noninterest expense (3)	94,859	94,283	721,133	308,252	408,770
Provision for credit losses	32,973	43,764	275,213	83,901	111,027
Efficiency ratio (1)	50.83%	48.39%	128.81%	52.49%	52.27%
Adjusted efficiency ratio (1)	49.45%	48.07%	49.10%	47.89%	48.64%
Per Share Data:
Earnings (loss) - basic	$0.39	$0.34	$(3.22)	$1.16	$1.56
Earnings (loss) - diluted	0.39	0.34	(3.22)	1.16	1.56
Book value per common share	16.45	19.32	16.45	19.32	19.29
Tangible book value (1)	15.40	14.66	15.40	14.66	14.65
Weighted average common shares outstanding
Basic	125,956,714	128,457,491	126,169,823	129,237,553	128,913,962
Diluted	126,094,868	128,515,274	126,169,823	129,359,287	129,017,599
Cash dividends declared	$0.050	$0.175	$0.275	$0.525	$0.700
Dividend payout ratio	12.82%	51.47%	(8.54)%	45.26%	44.87%
Performance Ratios:
Return on average common equity (2)	9.56%	7.13%	(24.60)%	8.60%	8.51%
Return on average tangible common equity (1)(2)	11.08	10.43	1.34	12.62	12.40
Return on average assets (2)	1.08	0.99	(2.99)	1.14	1.14
Net interest margin (2)	3.49	3.94	3.61	4.04	4.00
Period-End Balance Sheet Data:
Investment securities, available-for-sale	$3,088,699	$1,705,325	$3,088,699	$1,705,325	$2,368,592
Total loans, net of unearned income	13,465,556	13,637,042	13,465,556	13,637,042	12,983,655
Allowance for credit losses ("ACL")	385,412	127,773	385,412	127,773	119,643
Total assets	18,404,195	17,855,946	18,404,195	17,855,946	17,800,229
Total deposits	15,786,221	14,789,712	15,786,221	14,789,712	14,742,794
Total shareholders’ equity	2,071,472	2,475,944	2,071,472	2,475,944	2,460,846
Asset Quality Ratios:
Total nonperforming assets ("NPA") to total loans and OREO and other NPA	1.55%	0.84%	1.55%	0.84%	0.97%
Total ACL to total loans	2.86	0.94	2.86	0.94	0.92
ACL to total nonperforming loans ("NPLs")	203.82	118.17	203.82	118.17	100.07
Net charge-offs to average loans (2)	0.58	0.91	0.84	0.49	0.63
Capital Ratios:
Total shareholders’ equity to assets	11.3%	13.9%	11.3%	13.9%	13.8%
Tangible common equity to tangible assets (1)	10.6	10.9	10.6	10.9	10.9
Common equity tier 1 (CET1)	12.0	11.0	12.0	11.0	11.5
Tier 1 leverage capital	9.9	10.3	9.9	10.3	10.3
Tier 1 risk-based capital	12.0	11.0	12.0	11.0	11.5
Total risk-based capital	14.7	13.1	14.7	13.1	13.7

(1) Considered a non-GAAP financial measure. See “Table 29 – Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

(2) Annualized.

(3) The first nine months of 2020 includes the non-cash goodwill impairment charge of $443.7 million in noninterest expense, $412.9 million after-tax that was recognized in the first quarter of 2020.

Summary of Results of Operations – Three and Nine months ended September 30, 2020

Net income for the three months ended September 30, 2020 totaled $49.3 million compared to $44.0 million for the same period in 2019. The third quarter net increase resulted from a decrease in provision for credit losses and a decrease in income tax expense partially offset by a decrease in net interest income. The resulting earnings per diluted common share for the three months ended September 30, 2020 were $0.39 compared to $0.34 for the same period in 2019.

Net (loss) income for the nine months ended September 30, 2020 totaled ($406.1) million, a $556.6 million or 369.8% decrease compared to $150.5 million for the same period in 2019. The primary drivers of the decrease included a non-cash goodwill impairment charge of $412.9 million, net of tax, that was incurred in the first quarter of 2020 and increased provision for credit losses. Diluted (loss) earnings per common share for the nine months ended September 30, 2020 were ($3.22) compared to $1.16 for the same period in 2019.

The third quarter and year-to-date periods of 2020 and 2019 included non-routine revenues and expenses, primarily consisting of the non-cash goodwill impairment charge, merger related expenses, net securities gains, and expenses related to COVID-19. Excluding these non-routine expenses adjusted net income(1) was $51.0 million, or $0.40 per share, and $7.0 million, or $0.06 per share, for the three and nine months ended September 30, 2020, and $44.0 million, or $0.34 per share, and $170.8 million, or $1.32 per share, for the comparable periods of 2019.

Annualized returns on average assets, common equity and tangible common equity(1) for the three months ended September 30, 2020 were 1.08%, 9.56%, and 11.08%(1) compared to 0.99%, 7.13%, and 10.43%(1) for the same period of 2019, respectively. Annualized returns on average assets, common equity and tangible common equity(1) for the nine months ended September 30, 2020 were (2.99)%, (24.60)% and 1.34% compared to 1.14%, 8.60% and 12.62% for the comparable period of 2019, respectively.

Adjusted returns(1) on average assets, common equity, and tangible common equity for the three months ended September 30, 2020 were 1.12%, 9.97%, and 11.52% compared to 0.99%, 7.16%, and 10.47% for the same period of 2019, respectively. Adjusted returns on average assets, common equity, and tangible common equity exclude the impact of the non-routine items noted above. Adjusted annualized returns on average assets, common equity, and tangible common equity(1) for the nine months ended September 30, 2020 were 0.05%, 0.42%, and 1.36% compared to 1.30%, 9.78%, and 14.21% for the comparable period of 2019, respectively.

Net interest income was $154.0 million for the three months ended September 30, 2020, a $6.1 million or 3.8% decrease, compared to the same period of 2019. Our net interest spread decreased to 3.27% for the three months ended September 30, 2020 compared to 3.40% for the same period in 2019. Our fully tax-equivalent net interest margin (“NIM”) for the third quarter of 2020 was 3.49% as compared to 3.94% for the third quarter of 2019. The decrease in NIM reflects the impact of lower interest rates, lower yielding PPP loans and securities, and lower accretion income on acquired loans, partially offset by hedging gains and our continued deposit cost management.

Net interest income was $462.2 million for the nine months ended September 30, 2020, a $28.0 million or 5.7% decrease compared to the same period of 2019. Our net interest spread decreased to 3.28% for the nine months ended September 30, 2020 compared to 3.51% for the same period in 2019, and the net interest margin on an annualized basis decreased 43 basis points to 3.61% from 4.04%.

Provision for credit losses decreased $10.8 million to $33.0 million in the three months ended September 30, 2020, compared to $43.8 million in the same period in 2019. Provision for credit losses increased $191.3 million to $275.2 million for the nine months ended September 30, 2020 compared to the same period of 2019 (see “—Provision for Credit Losses” and “—Asset Quality”). Both the three and nine -month provision amounts reflect the forecasted effects of COVID-19 on the various loan segments including higher unemployment, lower GDP, market value, energy prices, and real estate prices. The current quarter’s provision was driven by both net credit migration as well as economic and environmental considerations. Our calculation for the ACL in the 2020 periods was impacted by the adoption of CECL and used the baseline economic scenario provided by a nationally recognized service, as adjusted for qualitative and environmental factors. Annualized net charge-offs were 0.58% and 0.91% of average loans for the three months ended September 30, 2020 and 2019, respectively, and 0.84% and 0.49% for the nine months ended September 30, 2020 and 2019, respectively.

Noninterest expense for the three months ended September 30, 2020 and 2019 was $94.9 million and $94.3 million, respectively, an increase of 0.6% from the same period in 2019 and an increase of $6.2 million or 7.0% from the linked quarter. Adjusted noninterest expense(1), which excludes the impact of non-routine items(1), was $92.5 million, a decrease of $0.8 million or 0.8% from the same period in 2019.

Noninterest expense excluding goodwill impairment charge for the nine months ended September 30, 2020 was $277.4 million, a decrease of $30.8 million or 10.0% from the same period in 2019. Adjusted noninterest expense(1), which excludes the impact of non-routine items(1), was $272.5 million, down $8.2 million or 2.9% from the same period in 2019, driven by decreases in incentive compensation impacted by corporate net income.

Our efficiency ratio(1) was 50.83% for the three months ended September 30, 2020, compared to 48.39% efficiency ratio for that same period of 2019. For the nine months ended September 30, 2020, our efficiency ratio, excluding the goodwill impairment charge, was 49.56% compared to 52.49% for the same period of 2019.

Our adjusted efficiency ratio(1) was 49.45% for the three months ended September 30, 2020, compared to 48.07% for the same period of 2019. Our adjusted efficiency ratio(1) was 49.10% for the nine months ended September 30, 2020, compared to 47.89% for the same period of 2019. Adjusted efficiency ratios exclude the impact of the non-routine items.

(1) Considered a non-GAAP financial measure. See “Table 29 – Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Summary of Financial Condition as of September 30, 2020

Our cash and cash equivalents at September 30, 2020 totaled $1.2 billion as compared to $1.1 billion at September 30, 2019 and compared to $1.9 billion at June 30, 2020. The $652.2 million decrease in the third quarter of 2020 resulted from an increase of $427.3 million in investment securities as well as net declines in deposits during the quarter.

Our total loans, net of unearned income, increased $481.9 million or 3.7%, from December 31, 2019 to $13.5 billion at September 30, 2020. The increases in loan balances during the nine months ended September 30, 2020 was driven by $1.1 billion in Paycheck Protection Program (“PPP”) loan originations offset by payoffs and paydowns. The average amount of each originated PPP loan was approximately $243 thousand. The increases in the CRE portfolio were primarily due to construction draws in the industrial and multifamily categories. The declines were driven by reductions in the C&I segment, including net paydowns, and strategic declines in the restaurant, energy and leveraged loan sectors as we work to reduce select exposures. Net reductions in the C&I loan segment may continue due to soft origination demand and disciplined underwriting resulting from the economic uncertainty caused by the COVID-19 pandemic.

Total nonperforming assets (“NPA”) as a percent of total loans, OREO and other NPA increased to 1.55% compared to 0.97% as of December 31, 2019. NPA totaled $209.4 million as of September 30, 2020, compared to $125.5 million as of December 31, 2019. The adoption of CECL resulted in additional NPL in the purchased credit deteriorated (“PCD”) population that were previously considered performing when accounted for in a pool under prior accounting methodology versus individually under CECL. Had CECL been in place at December 31, 2019, the amount of these PCD loans would have been $43.0 million.

Our allowance for credit losses (“ACL”) increased $265.8 million, or 222.1%, to $385.4 million at September 30, 2020, and represented approximately 2.86% of total loans at September 30, 2020 and 0.92% at December 31, 2019. Excluding PPP loans, our ACL was 3.11% of total loans at September 30, 2020. Upon our adoption of CECL on January 1, 2020, we recorded an increase of $76.2 million or 62.8% to our ACL and reserve for unfunded commitments.

Total deposits increased $1.0 billion, or 7.1%, to $15.8 billion at September 30, 2020, from $14.7 billion at December 31, 2019. Over the same period, noninterest-bearing deposits increased $1.2 billion or 31.3%, and comprised 31.9% and 26.0% of total deposits at September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020, core deposit increases reflect customers maintaining additional liquidity in the current environment and broader impacts of fiscal stimulus. There was an increase in brokered deposits of $398.2 million from December 31, 2019 bringing the ratio of brokered deposits to total deposits to 3.8%.

Our Tier 1 leverage ratio decreased 41 basis points, Tier 1 risk-based capital increased 52 basis points, and total risk-based capital ratio increased 99 basis points from December 31, 2019. We met all capital adequacy requirements and the Bank continued to exceed the requirements to be considered well-capitalized under regulatory guidelines as of September 30, 2020.

Results of Operations

Earnings

For the three and nine months ended September 30, 2020, the Company reported net income of $49.3 million and a net loss of ($406.1) million compared to net income of $44.0 million and $150.5 million for the same periods of 2019, respectively. The following table presents key earnings data for the periods:

Table 2 – Key Earnings Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net income (loss)	$49,315	$43,986	$(406,110)	$150,533
Net income (loss) per common share
- Basic	0.39	0.34	(3.22)	1.16
- Diluted (1)	0.39	0.34	(3.22)	1.16
Dividends declared per share	0.050	0.175	0.275	0.525
Dividend payout ratio	12.82%	51.47%	(8.54)%	45.26%
Net interest margin (2)	3.49	3.94	3.61	4.04
Net interest spread (2)	3.27	3.40	3.28	3.51
Return on average assets (2)	1.08	0.99	(2.99)	1.14
Return on average common equity (2)	9.56	7.13	(24.60)	8.60
Return on average tangible common equity (2)(3)	11.08	10.43	1.34	12.62

(1) For the three months ended September 30, 2020, there were 138,154 common stock equivalents. For nine months ended September 30, 2020, there were no common stock equivalents as these were anti-dilutive. For the three and nine months ended September 30, 2019, common stock equivalents of 57,783 and 121,734, respectively, were included.

(2) Annualized.

(3) Considered a non-GAAP financial measure. See “Table 29 – Non-GAAP Financial Measures” for a reconciliation of the non-GAAP measures to the most directly comparable GAAP financial measure.

Net Interest Income

The largest component of our net income is net interest income, which is the difference between the income earned on interest earning assets and interest paid on deposits and borrowings. We manage our interest-earning assets and funding sources to maximize our net interest margin. (See “—Quantitative and Qualitative Disclosures about Market Risk” for a discussion regarding our interest rate risk.) Net interest income is determined by the rates earned on our interest-earning assets, rates paid on our interest-bearing liabilities, the relative amounts and mix of interest-earning assets and interest-bearing liabilities, the degree of mismatch and the maturity and re-pricing characteristics of our interest-earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents our net interest margin. The yield on our net earning assets less the yield on our interest-bearing liabilities represents our net interest spread.

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

With the adoption of CECL, we measured the Day 1 amortized cost of our current Purchased Credit Deteriorated (“PCD”) assets by adding the Day 1 estimate of expected credit losses under the CECL impairment model to the loans’ Day 1 carrying value (or initial remaining purchase price). Because the initial estimate for expected credit losses for PCD loans is added to the carrying value to establish the Day 1 amortized cost, PCD accounting is commonly referred to as a “gross-up” approach. There was no capital impact recognized Day 1 on our PCD loans, rather the “gross-up” was offset by the establishment of the initial allowance. Under CECL, interest income for a PCD asset is recognized using the effective interest rate (“EIR”) calculated at initial measurement. This EIR is determined by equating the amortized cost basis of the instrument to its contractual cash flows, consistent with ANCI loans. Noncredit-related discount or premium on the PCD loans is accreted or amortized, using the EIR. Interest earned on PCD loans is reflected through interest income where it was previously considered in ACI loan accretion based on expected cash flows. The prior period numbers in Table 3 have been revised to be comparable to the 2020 presentation (the total interest income on PCD loans has not changed). The yield on our PCD portfolio for the three months ended September 30, 2020, excluding accretion was 5.11% compared to 5.23% for the three months ended September 30, 2019. The yield on our PCD portfolio for the nine months ended September 30, 2020, excluding accretion was 5.69% compared to 4.60% for the nine months ended September 30, 2019. This increase is related to certain PCD loans that were previously accounted for within pools before the adoption of CECL returning to an individual accruing status.

The following table summarizes the amount of interest income related to our originated, ANCI, and PCD portfolios for the periods presented:

Table 3 – Interest Income on Loan Portfolios

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest Income Detail
Originated loans	$123,177	$136,333	$378,501	$408,093
ANCI loans: interest income	22,850	43,133	82,055	143,337
ANCI loans: accretion	5,364	10,951	19,777	29,600
PCD loans: interest income (1)	2,421	3,406	8,571	9,748
PCD loans: accretion (1)	1,039	4,147	3,936	14,954
Total loan interest income	$154,851	$197,970	$492,840	$605,732

Yields
Originated loans	4.39%	5.31%	4.66%	5.45%
ANCI loans without discount accretion	3.96	5.23	4.36	5.45
ANCI loans discount accretion	0.93	1.33	1.05	1.13
PCD loans without discount accretion	5.11	5.23	5.69	4.60
PCD loans discount accretion	2.20	6.37	2.62	7.05
Total loan yield	4.51%	5.72%	4.85%	5.86%

(1)

For the individual components, prior quarter PCD amounts have been revised to be comparable to the current quarter presentation. The total amount for PCD loans has not changed. Interest income for PCD loans represents contractual interest.

Three Months Ended September 30, 2020 and 2019

Our net interest income, fully-tax equivalent (“FTE”), for the three months ended September 30, 2020 and 2019 was $154.5 million and $160.6 million, respectively, a decrease of $6.1 million. Our FTE net interest margin (“NIM”) for the three months ended September 30, 2020 and 2019 was 3.49% and 3.94%, respectively, a decrease of 45 basis points. The NIM for the three months ended September 30, 2020 was impacted by the addition of PPP loans averaging $1.0 billion at an annualized yield of 2.27%, decreased market interest rates, and a significant increase in balance sheet liquidity. As a result of the increased liquidity, the earnings asset mix shifted with greater investment securities and federal funds sold and short-term investments while loan balances declined.

The following table sets forth the components of our FTE net interest income with the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three months ended September 30, 2020:

Table 4 - Rate/Volume Analysis

	Three Months Ended September 30,
	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2020	2019	(Decrease)	Rate	Volume

Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated loans	$123,177	$136,332	$(13,155)	$(25,262)	$12,107
ANCI portfolio	28,214	54,084	(25,870)	(11,920)	(13,950)
PCD portfolio (3)	3,460	7,554	(4,094)	(2,363)	(1,730)
Interest on securities:
Taxable	13,164	9,657	3,507	(3,083)	6,590
Tax-exempt (2)	2,150	1,892	258	(268)	526
Interest on fed funds and short-term investments	432	3,421	(2,989)	(3,716)	727
Interest on other investments	350	606	(256)	(253)	(3)
Total interest income	170,947	213,545	(42,598)	(46,865)	4,267
Expense from interest-bearing liabilities:
Interest on demand deposits	4,682	31,064	(26,382)	(26,559)	176
Interest on savings deposits	140	274	(134)	(195)	61
Interest on time deposits	7,741	17,083	(9,342)	(6,894)	(2,446)
Interest on other borrowings	931	1,005	(74)	(9)	(65)
Interest on subordinated debentures	2,961	3,536	(575)	(592)	19
Total interest expense	16,455	52,962	(36,507)	(34,249)	(2,255)
Net interest income	$154,492	$160,583	$(6,091)	$(12,616)	$6,522

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

Our FTE total interest income for the three months ended September 30, 2020 totaled $170.9 million compared to $213.5 million for the three months ended September 30, 2019. This decrease is primarily the result of a decrease in interest income on loans slightly offset by an increase in interest income on securities driven by an increase in the average level of securities. The decrease in interest income on loans resulted from the impact of decreased interest rates, the addition of lower yielding PPP loans combined with payoffs and paydowns in non-PPP loans resulting in a net decline in average balances, and decreased accretion on acquired loans. We recognized $19.7 million in hedge income in the third quarter of 2020 as compared to $1.5 million in the third quarter of 2019 which partially offset the decline in rates.

On March 6, 2020, we terminated our $4.0 billion notional interest rate collar, realizing a gain of $261.2 million (“transaction gain”). The value received in exchange for the termination assumed an average 1-month LIBOR rate of 0.5785% over the next four years. The locked-in transaction gain, currently reflected in other comprehensive income net of deferred income taxes, will amortize into interest income until February 29, 2024, regardless of the interest rate environment. Based on our current interest rate forecast, $76.3 million of deferred income on derivatives in other comprehensive income at September 30, 2020 is estimated to be reclassified into net interest income during the next twelve months. Significant changes to future interest rates or the amount of outstanding hedged loans could accelerate the timing of the gain’s reclassification to income.

Our interest expense for the three months ended September 30, 2020 and 2019 was $16.5 million and $53.0 million, respectively, a decrease of $36.5 million. This decrease is primarily related to our aggressive focus on reducing interest rates on deposits. Our cost of interest-bearing deposits decreased to 0.47% for the three months ended September 30, 2020 compared to 1.73% for the three months ended September 30, 2019. Our total cost of borrowings for the three months ended September 30, 2020 and 2019 was 4.16% and 4.73%, respectively.

The following table presents for the three months ended September 30, 2020 and 2019, on an FTE basis, our average balance sheet and our annualized average yields on assets and annualized average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

Table 5 – Average Balances, Net Interest Income and Interest Yields/Rates

	For the Three Months Ended September 30,
	2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)
Originated loans	$11,168,913	$123,177	4.39%	$10,191,066	$136,332	5.31%
ANCI portfolio	2,295,097	28,214	4.89	3,269,846	54,084	6.56
PCD portfolio (3)	188,385	3,460	7.31	258,375	7,554	11.60
Total loans	13,652,395	154,851	4.51	13,719,286	197,970	5.72
Investment securities
Taxable	2,694,012	13,164	1.94	1,447,448	9,657	2.65
Tax-exempt (2)	266,345	2,150	3.21	203,454	1,892	3.69
Total investment securities	2,960,357	15,314	2.06	1,650,902	11,549	2.78
Federal funds sold and short-term investments	942,017	432	0.18	741,955	3,421	1.83
Other investments	77,262	350	1.80	77,605	606	3.10
Total interest-earning assets	17,632,031	170,947	3.86	16,189,748	213,546	5.23
Noninterest-earning assets:
Cash and due from banks	170,241			123,758
Premises and equipment	127,432			128,286
Accrued interest and other assets	707,553			1,299,244
Allowance for credit losses	(389,243)			(119,873)
Total assets	$18,248,014			$17,621,163
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$8,037,801	$4,682	0.23%	$7,991,804	$31,064	1.54%
Savings deposits	319,004	140	0.17	250,003	274	0.43
Time deposits	2,379,430	7,741	1.29	2,840,806	17,083	2.39
Total interest-bearing deposits	10,736,235	12,563	0.47	11,082,613	48,421	1.73
Other borrowings	149,973	931	2.47	160,066	1,005	2.49
Subordinated debentures	222,331	2,961	5.30	221,191	3,536	6.34
Total interest-bearing liabilities	11,108,539	16,455	0.59	11,463,870	52,962	1.83
Noninterest-bearing liabilities:
Demand deposits	4,892,079			3,456,807
Accrued interest and other liabilities	195,317			253,297
Total liabilities	16,195,935			15,173,974
Shareholders' equity	2,052,079			2,447,189
Total liabilities and shareholders' equity	$18,248,014			$17,621,163
Net interest income/net interest spread		154,492	3.27%		160,584	3.40%
Net yield on earning assets/net interest margin			3.49%			3.94%
Taxable equivalent adjustment:
Investment securities		(451)			(397)
Net interest income		$154,041			$160,187
_____________________
(1) Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2) Interest income and yields are presented on a taxable equivalent basis using a tax rate of 21%.

(3) Prior to the adoption of CECL on January 1, 2020, these loans were referred to as ACI loans.

Nine months ended September 30, 2020 and 2019

Our FTE net interest income for the nine months ended September 30, 2020 and 2019 was $463.5 million and $491.6 million, respectively, a decrease of $28.1 million. Our NIM for the nine months ended September 30, 2020 and 2019 was 3.61% and 4.04%, respectively, a decrease of 43 basis points.  The NIM for the nine months ended September 30, 2020 was impacted by the addition of PPP loans averaging $572.5 million with an annualized yield of 2.31%, declines in market interest rates, and a significant increase in balance sheet liquidity. As a result of the enhanced liquidity, the earnings mix shifted with increases in investment securities and federal funds sold and short-term investments while loan balances declined.

The following table sets forth, on an FTE basis, the components of our net interest income with the effect that the varying levels of interest earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2020	2019	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated loans	$378,501	$408,093	$(29,592)	$(76,531)	$46,938
ANCI portfolio	101,832	172,937	(71,105)	(27,301)	(43,803)
PCD portfolio (3)	12,507	24,702	(12,195)	(6,059)	(6,136)
Interest on securities:
Taxable	39,386	30,751	8,635	(10,175)	18,810
Tax-exempt (2)	5,905	6,153	(248)	(877)	629
Interest on fed funds and short-term investments	2,544	9,370	(6,826)	(11,140)	4,314
Interest on other investments	991	1,744	(753)	(1,133)	380
Total interest income	541,666	653,750	(112,084)	(133,216)	21,132
Expense from interest-bearing liabilities:
Interest on demand deposits	33,861	90,517	(56,656)	(61,510)	4,854
Interest on savings deposits	636	745	(109)	(282)	173
Interest on time deposits	30,936	54,567	(23,631)	(14,340)	(9,291)
Interest on other borrowings	2,975	7,751	(4,776)	(2,200)	(2,576)
Interest on subordinated debentures	9,794	8,614	1,180	(2,034)	3,214
Total interest expense	78,202	162,194	(83,992)	(80,366)	(3,626)
Net interest income	$463,464	$491,556	$(28,092)	$(52,850)	$24,758

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

Our FTE total interest income for the nine months ended September 30, 2020 totaled $541.7 million compared to $653.7 million for the nine months ended September 30, 2019. This decrease is primarily the result of a decrease in interest income on loans and short-term investments driven by lower rates and lower loan balances. This decrease was slightly offset by an increase in interest income on securities due to the increased amount of average securities. We recognized $45.3 million in hedge income year-to-date in 2020 as compared to ($1.5) million year-to-date in 2019 which partially offset the noted declines.

 Our interest expense for the nine months ended September 30, 2020 and 2019 was $78.2 million and $162.2 million, respectively, a decrease of $84.0 million. This decrease is primarily related to strategic decisions to reduce higher cost deposit rates given the decline in Federal funds rates during the period. Our cost of interest-bearing deposits was 0.80% for the nine months ended September 30, 2020 compared to 1.74% for the nine months ended September 30, 2019. Our total cost of borrowings for the nine months ended September 30, 2020 and 2019 was 3.23% and 4.77%, respectively.

The following table presents for the nine months ended September 30, 2020 and 2019, our average balance sheet and our average yields on assets and annualized average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	For the Nine Months Ended September 30,
	2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)
Originated loans	$10,853,213	$378,501	4.66%	$10,017,293	$408,093	5.45%
ANCI portfolio	2,512,038	101,832	5.41	3,512,178	172,937	6.58
PCD portfolio (3)	201,060	12,507	8.31	283,421	24,702	11.65
Total loans	13,566,311	492,840	4.85	13,812,892	605,732	5.86
Investment securities
Taxable	2,388,306	39,386	2.20	1,493,003	30,751	2.75
Tax-exempt (2)	227,988	5,905	3.46	212,027	6,153	3.88
Total investment securities	2,616,294	45,291	2.31	1,705,030	36,904	2.89
Federal funds sold and short-term investments	971,120	2,544	0.35	701,102	9,370	1.79
Other investments	78,254	991	1.69	67,694	1,744	3.44
Total interest-earning assets	17,231,979	541,666	4.20	16,286,718	653,750	5.37
Noninterest-earning assets:
Cash and due from banks	199,148			117,994
Premises and equipment	127,552			128,445
Accrued interest and other assets	875,773			1,211,933
Allowance for credit losses	(286,540)			(107,948)
Total assets	$18,147,912			$17,637,142
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$8,175,360	$33,861	0.55%	$7,911,721	$90,517	1.53%
Savings deposits	294,530	636	0.29	249,979	745	0.40
Time deposits	2,475,793	30,936	1.67	3,068,274	54,567	2.38
Total interest-bearing deposits	10,945,683	65,433	0.80	11,229,974	145,829	1.74
Other borrowings	172,354	2,975	2.31	292,103	7,751	3.55
Subordinated debentures	222,413	9,794	5.88	166,309	8,614	6.92
Total interest-bearing liabilities	11,340,450	78,202	0.92	11,688,386	162,194	1.86
Noninterest-bearing liabilities:
Demand deposits	4,381,326			3,357,978
Accrued interest and other liabilities	220,802			249,793
Total liabilities	15,942,578			15,296,157
Shareholders' equity	2,205,334			2,340,985
Total liabilities and shareholders' equity	$18,147,912			$17,637,142
Net interest income/net interest spread		463,464	3.28%		491,556	3.51%
Net yield on earning assets/net interest margin			3.61%			4.04%
Taxable equivalent adjustment:
Investment securities		(1,240)			(1,292)
Net interest income		$462,224			$490,264
_____________________

(1) Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.

(2) Interest income and yields are presented on a taxable equivalent basis using a tax rate of 21%.

(3) Prior to the adoption of CECL on January 1, 2020, these loans were referred to as ACI loans.

Provision for Credit Losses

On January 1, 2020, we adopted the current expected credit loss (“CECL”) accounting standard for estimating credit losses (see Note 1 to the consolidated financial statements). CECL replaces the incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, the provision for credit losses includes the provision for loan losses and the provision for unfunded credit commitments. Prior to the adoption of CECL, the provision for unfunded credit commitments was included in other noninterest expenses. Prior periods are not required to be restated and, therefore, total provision for credit losses for the three and nine months ended September 30, 2019 does not include the provision for unfunded commitments.

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

The provision for credit losses totaled $33.0 million and $275.2 million, respectively, for the three and nine months ended September 30, 2020, compared to $43.8 million and $83.9 million, respectively, for the three and nine months ended September 30, 2019.  The provision for the three and nine months ended September 30, 2020 reflects COVID-19 impacts on certain credits and the forecasted effects of COVID-19 on the various loan segments due to higher unemployment, lower GDP, market value, energy prices, and real estate prices. The third quarter 2020 provision was affected by net credit migration as well as economic and environmental considerations. The third quarter 2020 loan loss provision was concentrated in the Commercial Real Estate segment provision of $33.3 million, driven by increased reserves on hospitality loans. Our ACL estimate used the baseline scenario provided by a nationally recognized service, as adjusted for certain qualitative and environmental factors (see “—Allowance for Credit Losses”). Net charge-offs were $19.9 million or 0.58% annualized of average loans for the three months ended September 30, 2020 compared to $31.3 million or 0.91% for the three months ended September 30, 2019. Net charge-offs were $84.9 million or 0.84% annualized of average loans for the nine months ended September 30, 2020 compared to $50.5 million or 0.49% for the nine months ended September 30, 2019. Loan charge-offs recognized during the year-to-date period of 2020 are higher compared to the same period of 2019 as a result of credit migration that has occurred primarily in the Restaurant, Energy, and General C&I classes which have been significantly impacted by the effects of COVID-19.

We recognized $43.8 million and $83.9 million in provision during the three and nine months ended September 30, 2019, respectively. The third quarter and YTD 2019 provisions were driven by higher charge-offs and specific reserves, as well as credit migration of certain credits primarily in the General C&I and Restaurant portfolios. The following is a summary of our provision for credit losses by portfolio segment for the periods indicated:

Table 6 – Provision for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Funded Loans
Commercial and industrial	$1,562	$36,660	$160,570	$70,611
Commercial real estate	33,262	4,590	110,420	7,893
Consumer	(419)	1,256	3,859	2,702
Small business(1)	—	1,258	—	2,695
Total provision for funded loans	34,405	43,764	274,849	83,901
Unfunded commitments	(1,432)	—	364	—
Total provision for credit losses	$32,973	$43,764	$275,213	$83,901

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

Noninterest income totaled $32.6 million and $97.6 million for the three and nine months ended September 30, 2020, compared to $34.6 million and $97.0 million for the three and nine months ended September 30, 2019, respectively. The decrease for the three months ended September 30, 2020 is primarily attributable to decreases in bankcard fees, other service fees, credit related fees, securities gains, and other noninterest income affected by COVID-19 impacts on customer behavior. The small increase for the nine months ended September 30, 2020 is primarily due to increases in securities gains and SBA income.

The following table compares noninterest income for the three and nine months ended September 30, 2020 and 2019:

Table 7 – Noninterest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2020	2019	% Change	2020	2019	% Change
Investment advisory revenue	$6,797	$6,532	4.1%	$18,907	$17,971	5.2%
Trust services revenue	4,556	4,440	2.6	13,464	13,353	0.8
Service charges on deposit accounts	5,847	5,462	7.0	17,115	15,322	11.7
Credit related fees	4,202	5,960	(29.5)	14,586	16,171	(9.8)
Bankcard fees	1,745	2,061	(15.3)	5,419	6,553	(17.3)
Payroll processing revenue	1,255	1,196	4.9	3,764	3,776	(0.3)
SBA income	3,037	2,216	37.0	6,280	5,079	23.6
Other service fees	1,450	1,700	(14.7)	4,890	5,711	(14.4)
Securities gains, net	79	775	(89.8)	5,359	1,701	215.0
Other
Insurance revenue	239	216	10.6	713	658	8.4
Mortgage banking income	3,535	1,079	227.6	6,666	2,332	185.8
Income from bank owned life insurance policies	1,238	1,275	(2.9)	3,786	3,690	2.6
Other	(1,389)	1,730	(180.3)	(3,339)	4,710	(170.9)
Total other noninterest income	3,623	4,300	(15.7)	7,826	11,390	(31.3)
Total noninterest income	$32,591	$34,642	(5.9)%	$97,610	$97,027	0.6%

Investment Advisory Revenue. Our investment advisory revenue is comprised largely of investment management and financial planning revenues generated through our subsidiary Linscomb & Williams, Inc. (“L&W”). For the three months ended September 30, 2020, investment advisory revenue had an increase of $0.3 million or 4.1% from the same period of 2019. For the nine months ended September 30, 2020, investment advisory revenue increased to $18.9 million, or 5.2%, from the nine months ended September 30, 2019. Assets under management increased by 4.7% to $3.8 billion as of September 30, 2020 compared to September 30, 2019.

Trust Services Revenue. We earn fees from our customers for trust services. For the three months ended September 30, 2020 and 2019, trust fees totaled $4.6 million and $4.4 million respectively, an increase of $0.1 million or 2.6%. For the nine months ended September 30, 2020 and 2019, trust fees totaled $13.5 million and $13.4 million, respectively. Assets under management increased by 10.7% to $2.4 billion as of September 30, 2020 compared to September 30, 2019.

Service Charges on Deposit Accounts. We earn fees from our customers for deposit-related services. For the three and nine months ended September 30, 2020, service charges on deposits increased by $0.4 million and $1.8 million, respectively, from the same periods in 2019. For the nine months ended September 30, 2020, the 11.7% increase was largely due to migration of commercial customers from the State Bank acquisition into our account analysis structure beginning in September 2019, as well as declines in the earnings credit rate on certain commercial accounts throughout 2020 resulting in increased fees.

Credit-Related Fees. Our credit-related fees include fees related to credit advisory services, unfunded commitment fees and letter of credit fees. For the three and nine months ended September 30, 2020, credit-related fees had a decrease of 29.5% and a decrease of 9.8% to $4.2 million and $14.6 million compared to $6.0 million and $16.2 million for the three and nine months ended September 30, 2019, respectively. These decreases were primarily related to decreased loan activity resulting from the COVID-19 pandemic and strategic declines in certain sectors as we work to reduce select exposures. These decreases were partially mitigated by increases of $0.3 million and $1.1 million for the quarterly and year-to-date periods, respectively, in fees from derivatives and swaps.

Bankcard Fees. Our bankcard fees are comprised of automated teller machine (“ATM”) network fees and debit card revenue. Our bankcard fees were $1.7 million and $5.4 million for the three and nine months ended September 30, 2020, respectively. The decrease of 15.3% and 17.3% for the three and nine months ended September 30, 2020, respectively, were related to a decrease in card usage resulting from the economic slowdown associated with COVID-19.

SBA Income. Small Business Administration (“SBA”) income consists of gains on sales of SBA loans, servicing fees, and other miscellaneous fees. SBA income was $3.0 million and $6.3 million for the three and nine months ended September 30, 2020 compared to $2.2 million and $5.1 million for the three and nine months ended September 30, 2019, respectively. These increases in SBA income were driven by increases of $0.8 million and $0.9 million in servicing income for the quarter and year-to-date periods, respectively, which resulted from updated valuation metrics as investors struggle to find quality collateral backed returns.

Securities Gains. During the first quarter and second quarters of 2020, we sold and purchased investment securities through routine portfolio rebalancing for balance sheet management. The year-to-date net gain was $5.4 million or 215% greater than the prior year due to the sales volume earlier in 2020.

Other Service Fees. Our other service fees include fees related to services provided for retail customers. For the three months ended September 30, 2020 and 2019, other service fees totaled $1.5 million and $1.7 million, respectively. For the nine months ended September 30, 2020 and 2019, other service fees totaled $4.9 million and $5.7 million, respectively. The quarterly and year-to-date decreases resulted primarily from decreases in foreign exchange fees and wire transfer related fees related to retail customers.

Other Income. Other income for the three and nine months ended September 30, 2020 compared to the same periods of 2019 decreased by $0.7 million or 15.7%, and decreased $3.6 million or 31.3%, respectively. The quarterly decrease resulted from a decrease of $2.1 million on earnings from investments in limited partnerships impacted by COVID-19, a write-down of $0.6 million on a branch building which is in the process of being sold, and a decrease of $0.7 million in foreign currency settlement fees partially offset by an increase of $2.5 million in mortgage banking income. For the nine months ended September 30, 2020 the decrease resulted from a $4.8 million decline in earnings on limited partnerships impacted by COVID-19 (including a write-down of $1.9 million on one investment), and a loss on sale of fixed assets of $1.1 million, a decrease of $2.8 million in gains on certain commercial loan sales, and a loss of $0.6 million on net profits interests. These items were partially offset by an increase of $4.3 million in mortgage banking income and the 2019 revaluation charge of $2.0 million on a receivable related to the sale of our insurance company assets.

Noninterest Expense

The following table compares noninterest expense for the three and nine months ended September 30, 2020 and 2019:

Table 8 – Noninterest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Salaries and employee benefits	$51,734	$51,904	$147,699	$159,035
Premises and equipment	10,716	10,913	32,159	33,019
Merger related expenses	2,105	1,010	3,386	27,572
Goodwill impairment	—	—	443,695	—
Intangible asset amortization	5,299	6,025	16,363	17,986
Data processing expense	3,024	3,641	9,460	9,670
Software amortization	4,432	3,406	12,015	9,925
Consulting and professional fees	3,320	2,621	9,035	6,749
Loan related expenses	953	(921)	2,448	1,729
FDIC insurance	2,528	527	8,903	4,149
Communications	1,119	1,425	3,278	3,880
Advertising and public relations	716	1,368	3,101	3,253
Legal expenses	681	500	1,672	1,303
Other	8,232	11,864	27,919	29,982
Total noninterest expense	$94,859	$94,283	$721,133	$308,252

Noninterest expense was $94.9 million and $721.1 million for the three and nine months ended September 30, 2020 compared to $94.3 million and $308.3 million for the three and nine months ended September 30, 2019, respectively. The increase of $0.6 million for the three months ended September 30, 2020 was a result of increases in merger related expenses, software amortization, loan related expenses, and FDIC insurance assessments, partially offset by decreases in employee travel and miscellaneous expenses due to decreased activities resulting from the COVID pandemic. The increase of $412.9 million for the nine months ended September 30, 2020, was driven by a non-cash goodwill impairment charge of $443.7 million incurred during the first quarter of 2020. Excluding the goodwill impairment charge, noninterest expense for the nine months ended September 30, 2020 was $277.4 million, a decrease of $30.8 million or 10.0% from the same period in 2019 largely driven by a decrease 87.7% in merger related expenses.

Salaries and Employee Benefits

Excluding the goodwill impairment charge, salaries and employee benefit costs are the largest component of noninterest expense and include employee payroll expense, incentive compensation, health insurance, benefit plans and payroll taxes. Salary and benefits decreased by $0.2 million and $11.3 million or 0.3% and 7.1% for the three and nine months ended September 30, 2020 compared to the same periods of 2019, respectively. The quarterly decrease was primarily due to a reduction in regular compensation resulting from reduced headcount offset by an increase of 18.6% in incentive compensation due to improved corporate performance. For the nine months ended September 30, 2020, the decrease primarily results from a 37% decrease in incentive compensation due to decreased corporate performance over this year-to-date period.

The following table provides additional detail of our salaries and employee benefits expense for the periods presented:

Table 9 – Salaries and Employee Benefits Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Regular compensation	$33,275	$34,957	$102,116	$100,286
Incentive compensation	11,085	9,350	21,543	34,471
Taxes and employee benefits	7,374	7,597	24,040	24,278
Total salaries and employee benefits	$51,734	$51,904	$147,699	$159,035

Premises and Equipment. Rent, depreciation and maintenance costs comprise most of premises and equipment expense. While essentially unchanged for the quarterly period, this expense decreased $0.9 million or 2.6% for the nine months ended September 30, 2020, compared to the same period of 2019 due primarily to a decrease in minor equipment purchases.

Merger Related Expenses. For the three months ended September 30, 2020, merger related expenses increased $1.1 million to $2.1 million due to a revised estimate of a legacy State Bank post-retirement benefit plan. For the nine months ended September 30, 2020, merger related expense decreased $24.2 million to $3.4 million. Merger related expenses in 2019 were primarily related to the acquisition of State Bank.

Goodwill Impairment. Considering the recent economic conditions resulting from COVID-19, we conducted an interim goodwill impairment test as of March 31, 2020. The 2020 interim test indicated a goodwill impairment of $443.7 million within the Bank reporting unit resulting in the Company recording an impairment charge of the same amount in the first quarter of 2020. The primary causes of the goodwill impairment in the Bank reporting unit were economic and industry conditions resulting from COVID-19 that caused volatility and reductions in our market capitalization and our peer banks, increased loan provision estimates, increased discount rates and other changes in variables driven by the uncertain macro-environment that resulted in the estimated fair value of the reporting unit being less than the reporting unit’s carrying value.

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

Data Processing. Data processing expense for our operating systems totaled $3.0 million, a decrease of 16.9%, for the three months ended September 30, 2020 compared to the same period in 2019. For the nine months ended September 30, 2020, data processing expense for our operating systems totaled $9.5 million, a decrease of 2.2%, compared to the same period in 2019. These decreases occurred as a result of new contracts executed at lower costs for treasury management and Internet banking. Additionally, the decline reflects efficiencies gained as a result of further integration following the State Bank merger and conversion in the first quarter of 2019.

Consulting and Professional Fees. For the three months ended September 30, 2020, our consulting and professional fees increased $0.7 million or 26.7% compared to that same period in 2019. Consulting and professional services for the nine months ended September 30, 2020 were $9.0 million, an increase of 33.9%, compared to the same period in 2019. The year-to-date increase reflects additional expenses related to the adoption of CECL, the increase in nonperforming assets, our LIBOR transition project, and implementation of our new Image Center and additional infrastructure enhancements.

FDIC Insurance. For the three and nine months ended September 30, 2020, FDIC insurance increased $2.0 million and $4.8 million, respectively. Our FDIC assessment will vary between reported periods as it is determined on various risk factors including earnings, credit, liquidity, composition of our balance sheet, loan concentration and regulatory ratings. The increase for the three and nine months ended September 30, 2020 resulted from the net loss recorded in the first quarter of 2020, growth in criticized assets, and growth in deposits. These items were mitigated by regulatory relief granted for the effects of the PPP loans. Additionally, in the third quarter of 2019, we recognized $2.2 million in credits on the assessments we paid when we were less than $10 billion in total assets.

Advertising and Public Relations. Advertising and public relations expenses, which include costs to create marketing campaigns, purchase the various media space or time, conduct market research, and various sponsorships in our expanded markets, decreased $0.7 million or 47.7%, and $0.2 million or 4.7% for the three and nine months ended September 30, 2020, respectively. The decreases for these periods were primarily associated with decreased sponsorship costs for events impacted by the COVID-19 pandemic.

Other. Other expenses include costs for insurance, business development, travel, supplies, education and training, and other operational expenses. For the three and nine months ended September 30, 2020, other noninterest expenses decreased by 30.6% and 6.9% compared to the same periods in 2019, respectively. The change for the three months ended September 30, 2020, was primarily due to a decline in employee travel, business development, and assorted miscellaneous expenses impacted by the COVID-19 pandemic in 2020. The decrease for the nine months ended September 30, 2020, was also primarily due to these items however, these were mitigated by an increase in special asset expenses of $1.1 million.

Income Tax (Benefit) Expense

Income tax expense (benefit) for the three and nine months ended September 30, 2020 was $9.5 million and ($30.4) million compared to $12.8 million and $44.6 million for the same periods in 2019, respectively.

The effective tax rate on our pretax income (loss) of $58.8 million and ($436.5) million was 16.1% and 7.0% for the three and nine months ended September 30, 2020 compared to 22.5% and 22.9% on pre-tax income for the same periods in 2019, respectively. For the three and nine months ended September 30, 2020, the change in the effective tax rate was driven by the decrease in income before income taxes.

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

At September 30, 2020, we had a net deferred tax asset of $71.3 million compared to a net deferred tax liability of $25.0 million at December 31, 2019. The increase in the net deferred asset was primarily due to the tax effect of the CECL transition (see Notes 1 and 4 to the consolidated financial statements), reduction of deferred tax liabilities related to tax deductible goodwill, and the termination of the interest rate collar (see Note 6 to the consolidated financial statements).

Financial Condition

The following table summarizes selected components of our balance sheet as of the periods indicated.

Table 10 – Selected Balance Sheet Data

	As of		Average Balances
(In thousands)	September 30, 2020	December 31, 2019	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Total assets	$18,404,195	$17,800,229	$18,248,014	$18,147,912	$17,689,126
Total interest-earning assets	17,758,131	16,254,827	17,632,031	17,231,979	16,320,573
Total interest-bearing liabilities	11,125,328	11,281,263	11,108,539	11,340,450	11,634,514
Short-term and other investments	1,149,776	813,069	1,019,279	1,049,374	829,153
Securities available-for-sale	3,088,699	2,368,592	2,960,357	2,616,294	1,776,689
Loans, net of unearned income	13,465,556	12,983,655	13,652,395	13,566,311	13,714,731
Goodwill	43,061	485,336	43,061	188,491	484,003
Noninterest-bearing deposits	5,033,338	3,833,704	4,892,079	4,381,326	3,431,300
Interest-bearing deposits	10,752,883	10,909,090	10,736,235	10,945,683	11,197,328
Borrowings and subordinated debentures	372,446	372,173	372,304	394,767	437,186
Shareholders' equity	2,071,472	2,460,846	2,052,079	2,205,334	2,373,856

Investment Portfolio

Our available-for-sale securities portfolio increased $720.1 million or 30.4%, to $3.1 billion at September 30, 2020, from $2.4 billion at December 31, 2019. During the nine months ended September 30, 2020, approximately $226.3 million of securities available-for-sale were sold and $1.34 billion of securities available-for-sale were purchased. In addition, $450.4 million of securities matured or were paid down. The increase in securities is a result of increased balance sheet liquidity resulting from growth in deposits and lower loan originations. Securities acquired include agency pass-through mortgage-backed securities as well as investment grade municipal bonds. At September 30, 2020, our investment securities portfolio was 17.4% of our total interest-earning assets and produced an average taxable equivalent yield of 2.06% and 2.31% as of the three and nine months ended September 30, 2020, respectively, compared to 2.78% and 2.89% for the three and nine months ended September 30, 2019, respectively.

The following table sets forth the fair value of the available-for-sale securities at the dates indicated:

Table 11 – Investment Portfolio

	As of		Percent Change
(In thousands)	September 30, 2020	December 31, 2019	2020 vs 2019
Securities available-for-sale:
Obligations of U.S. government agencies	$157,837	$69,106	128.4%
Mortgage-backed securities ("MBS") issued or guaranteed by U.S. agencies:
Residential pass-through:
Guaranteed by GNMA	110,829	99,082	11.9
Issued by FNMA and FHLMC	1,905,449	1,435,497	32.7
Collateralized mortgage obligations	235,510	295,832	(20.4)
Commercial MBS	356,350	275,958	29.1
Total MBS	2,608,138	2,106,369	23.8
Obligations of states and municipal subdivisions	322,724	193,117	67.1
Total securities available-for-sale	$3,088,699	$2,368,592	30.4%

The net unrealized gain on our available-for-sale securities portfolio was $82.0 million and $22.8 million at September 30, 2020 and December 31, 2019, respectively. The following tables summarize the investment securities with unrealized losses at September 30, 2020 and December 31, 2019 by aggregated major security type and length of time in a continuous unrealized loss position:

Table 12 – Unrealized Losses in the Investment Portfolio

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
September 30, 2020
Obligations of U.S. government agencies	$102,193	$1,123	$12,114	$203
Mortgage-backed securities	276,079	1,580	1,788	15
Obligations of states and municipal subdivisions	66,377	675	—	—
Total	$444,649	$3,378	$13,902	$218

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2019
Obligations of U.S. government agencies	$33,053	$209	$13,703	$206
Mortgage-backed securities	708,991	4,466	61,506	588
Obligations of states and municipal subdivisions	—	—	—	—
Total	$742,044	$4,675	$75,209	$794

As of September 30, 2020, the unrealized losses were not deemed to be caused by credit-related issues. We define credit loss as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Non-credit related impairments are recognized in other comprehensive income, net of applicable taxes. Additionally, none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption of the obligations. As of September 30, 2020, we did not recognize any allowance for credit losses related to available-for-sale securities since decline in fair value did not result from credit-related issues. We have adequate liquidity and, therefore, do not plan to sell and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Loan Portfolio

We originate commercial and industrial loans, commercial real estate loans (including construction loans), residential mortgages and other consumer loans. A strong emphasis is placed on the commercial portfolio, consisting of commercial and industrial and commercial real estate loan types, with approximately 81% and 74% of the portfolio residing in these loan types as of September 30, 2020 and December 31, 2019, respectively. Our commercial portfolio is further diversified by industry concentration and includes loans to clients in specialized industries, including restaurant, healthcare and technology. Additional commercial lending activities include energy, construction, general corporate loans, business banking and community banking loans. Also, with the acquisition of State Bank, we added asset-based lending and Small Business Administration (“SBA”) lending. Mortgage, wealth management and retail make up most of the consumer portfolio.

Total loans increased by $481.9 million from December 31, 2019. The increases in loan balances included the origination of $1.1 billion in PPP loans (Table 17), partially offset by loan paydowns and payoffs. The declines were driven by corporate reductions of debt in the C&I segment, soft loan origination and strategic declines in the restaurant, energy and leveraged loan sectors as we work to reduce select exposures. These declines were partially offset by an increase in CRE balances largely due to construction draws in the industrial and multifamily categories.

The following table presents total loans outstanding by portfolio segment and class of financing receivable as of September 30, 2020 and December 31, 2019. The September 30, 2020 presentation has been conformed to the December 31, 2019 portfolio segment and class of financing receivable to provide comparability to previous public filings with the exception of the Small Business Lending portfolio segment of which approximately $505 million was reclassified to C&I and $229 million was reclassified to CRE to reflect alignment with CECL categorizations.

Table 13 – Loan Portfolio

	Total Loans as of		Change
(In thousands)	September 30, 2020(1)	December 31, 2019	Amount	Percent
Commercial and industrial
General C&I	$4,736,454	$3,979,193	$757,261	19.0%
Energy sector	1,391,176	1,427,832	(36,656)	(2.6)
Restaurant industry	1,091,862	993,397	98,465	9.9
Healthcare	548,237	472,307	75,930	16.1
Total commercial and industrial	7,767,729	6,872,729	895,000	13.0
Commercial real estate
Income producing	2,876,059	2,517,707	358,352	14.2
Land and development	235,857	254,965	(19,108)	(7.5)
Total commercial real estate	3,111,916	2,772,672	339,244	12.2
Consumer
Residential real estate	2,497,815	2,584,810	(86,995)	(3.4)
Other	88,096	93,175	(5,079)	(5.5)
Total consumer	2,585,911	2,677,985	(92,074)	(3.4)
Small business lending	—	734,237	(734,237)	NM
Total	13,465,556	13,057,623	407,933	3.1
Unearned discount and fees	—	(73,968)	73,968	NM
Total (net of unearned discount and fees)	$13,465,556	$12,983,655	$481,901	3.7%

(1) Amounts represent total net loans. Under CECL, loan balances are stated at amortized cost, which is net of unearned income and are not directly comparable to prior periods.

Commercial and Industrial. Total C&I loans increased by $895.0 million or 13.0% since December 31, 2019 and represented 57.7% of the total loan portfolio at September 30, 2020, compared to 52.6% of total loans at December 31, 2019. As noted above, a significant portion of this change resulted from $1.1 billion in PPP loans as detailed in Table 17 below, offset by net paydowns, soft loan originations and strategic declines in certain portfolios.

General C&I. As of September 30, 2020, our general C&I category included loans to the following industries: finance and insurance, professional services, durable manufacturing, commodities excluding energy, contractors, consumer services, and other. Generally, C&I loans typically provide working capital, equipment financing, and financing for expansion and are generally secured by assignments of corporate assets including accounts receivable, inventory, and/or equipment. There were $738.5 million in PPP loans outstanding in the General C&I portfolio as of September 30, 2020.

Energy. Our energy team is comprised of experienced lenders with significant product expertise and long-standing relationships. Additionally, energy production and energy related industries are substantial contributors to the economies in the Houston metropolitan area and the state of Texas. We strive for a rigorous and thorough approach to energy underwriting and credit monitoring. The ACL was $33.7 million or 2.42% of the energy portfolio at September 30, 2020 compared to $12.7 million or 0.89% as of December 31, 2019 (see “—Provision for Credit Losses” and “—Allowance for Credit Losses”). As of September 30, 2020, we had $48.8 million of nonperforming energy credits compared to $9.8 million of nonperforming energy credits as of December 31, 2019. In addition, 23.0% of the energy portfolio was criticized as of September 30, 2020 compared to 6.7% at December 31, 2019. As of September 30, 2020, there were approximately $79.2 million in PPP loans outstanding in the Energy portfolio as follows: $53.5 million in Energy Services, $16.4 million in Midstream, and $9.3 million in E&P. As presented in the following table our energy lending business is comprised of three areas: Exploration and Production (“E&P”), Midstream, and Energy Services.

Table 14 – Energy Loan Portfolio

	As of		As of September 30, 2020
(In thousands)	September 30, 2020	December 31, 2019	Unfunded Commitments	Criticized
Outstanding balance(1)
E&P	$301,518	$358,552	$28,722	$142,413
Midstream	896,858	886,748	539,742	108,917
Energy services	192,800	182,532	37,891	68,535
Total energy sector	$1,391,176	$1,427,832	$606,355	$319,865
As a % of total loans	10.33%	10.93%
Allocated ACL
E&P	$7,889	$3,728
Midstream	19,157	7,845
Energy services	6,618	1,168
Total allocated ACL	$33,664	$12,741
ACL as a % of outstanding balance
E&P	2.62%	1.04%
Midstream	2.14	0.88
Energy services	3.43	0.64
Total energy sector	2.42%	0.89%

(1) Loan balances as of September 30, 2020 are stated at amortized cost, which is net of unearned discount and fees and are not directly comparable to the prior period. Loan balances as of December 31, 2019 are presented as previously reported, gross of unearned discount and fees.

E&P loans outstanding comprised approximately 21.7% of outstanding energy loans as of September 30, 2020 compared to 25.1% of outstanding energy loans as of December 31, 2019. We have strategically reduced our exposure to this category of energy lending over time, down from 51.7% of our outstanding energy loans as of December 31, 2014. Our E&P customers are primarily businesses that derive a majority of their revenues from the sale of oil and gas and whose credit needs require technical evaluation of oil and gas reserves. Emphasis for E&P is on high quality, independent producers with proven track records. Our E&P credit underwriting includes a combination of well-by-well analyses, frequent updates to our pricing decks, and engaging energy engineers to actively monitor the portfolio and provide credit redeterminations, at a minimum, every six months. At least quarterly, and more frequently as needed during periods of higher commodity price volatility, we adjust the base and sensitivity price decks on which we value our clients’ oil and gas reserves. Generally, we seek to follow the shape of the NYMEX strips for oil and natural gas, but at a discount to the strip. In periods of higher commodity prices, our discount from the strip is higher whereas in lower price periods our discount is lower. The price decks utilized in our engineering analyses are ratified by our Senior Credit Risk Management Committee. Borrowing base redeterminations occur every spring and fall, with the spring redeterminations completed prior to the end of the second quarter and fall determinations completed prior to the end of the fourth quarter.

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

Midstream loans outstanding comprised 64.5% of outstanding energy loans as of September 30, 2020 compared to 62.1% of outstanding energy loans as of December 31, 2019. We have strategically increased Midstream lending as a percent of our total energy lending over time, up from 30.8% as of December 31, 2014. Midstream lending is generally to customers who handle the gathering, treating and processing, storage or transportation of oil and gas. These customers’ businesses are generally less commodity price sensitive than other energy segments given the nature of their fee-based revenue streams. The majority of the portfolio was impacted by some level of reduced volumes from shut-ins in April and May; however, almost all of these volumes came back on-line in June and July and stress on borrower covenants has been minimal, thus far. The majority of the portfolio is backed by large energy focused PE funds and operated by highly experienced management teams with long term relationships and track records with Cadence Midstream bankers. Underwriting guidelines for the Midstream portfolio generally require a first lien on all assets as collateral. The average debt to capital of this portfolio is at approximately 37%. The average outstanding amounts per borrower is approximately $10.0 million.

Energy Services loans outstanding comprised 13.9% of outstanding energy as of September 30, 2020 compared to 12.8% of outstanding energy loans as of December 31, 2019. This increase resulted from the $53.5 million in PPP loans originated in the Energy Services category. This category of lending has remained a low percent of our total energy lending over time, down slightly from 17.5% as of December 31, 2014. Energy Services lending targets oilfield service companies that provide equipment and services used in the exploration for and extraction of oil and natural gas. Customers consist of a wide variety of businesses, including production equipment manufacturers, chemical sales, water transfer, rig equipment and other early and late stage services companies.

Specialized Lending. The following table presents our specialized lending portfolio by category as of the dates presented.

Table 15 – Specialized Lending Portfolio

	Amounts Outstanding as of(1)		Unfunded Commitments as of
(In thousands)	September 30, 2020	December 31, 2019(2)	September 30, 2020
Restaurant	$1,091,862	$963,399	$193,883
Healthcare	548,237	451,055	107,776
Technology	509,379	369,160	107,678
Total specialized lending	$2,149,478	$1,783,614	$409,337

(1) Loan balances as of September 30, 2020 are stated at amortized cost, which is net of unearned discount and fees and are not directly comparable to the prior period. Loan balances as of December 31, 2019 are presented as previously reported, gross of unearned discount and fees.

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

Restaurant loans outstanding increased by $128.5 million or 13.3% compared to December 31, 2019 due to the origination of $142.1 million in PPP loans, offset by net paydowns as a result of strategic declines in the portfolio. In the restaurant sector, we focus on major franchisees and the operating companies of “branded” restaurant concepts. Our restaurant group focuses on top tier operators in restaurant operating companies and franchisee restaurants in nationwide markets. The portfolio includes 70% to Quick Service Restaurants (“QSRs”), 4% to Fast Casual, 20% to Full-Service and 6% to Other. The Restaurant sector has experienced increases in nonperforming loans and charge-offs during 2020 and 2019 as certain customers have faced difficulties dealing with market pressures on employee compensation and increased competition, and more recently, the effects of COVID-19. Dining room closures have required restaurants to adjust their business and labor models accordingly, although many of our QSR customers are experiencing meaningful drive-through and pick-up business. Our Full-Service portfolio is the most stressed segment of the portfolio with continued uncertainty and inconsistencies in dining-room re-openings across the country.

Healthcare loans outstanding increased $97.2 million or 21.5% with the majority of this increase due to $95.0 million in PPP loans and comprised 25.5% of total specialized lending at September 30, 2020 compared to 25.3% at December 31, 2019. Our healthcare portfolio focuses on middle market healthcare providers generally with a diversified payer mix.

Technology loans outstanding increased by 38.0% due in part to $20.4 million in PPP loans and comprised 23.7% of total specialized lending at September 30, 2020 compared to 20.7% at December 31, 2019. Our technology portfolio focuses on the technology sub-segments of software and services, network and communications infrastructure, and internet and mobility applications.

Commercial Real Estate. Commercial real estate (“CRE”) loans increased by $339.2 million or 12.2% since December 31, 2019. CRE loans represented 23.1% of the total loan portfolio as of September 30, 2020, compared to 21.2% of total loans as of December 31, 2019. As noted above, a significant portion of this change resulted from the reclassification of loans within the Small Business Lending segment to the CRE segment in connection with CECL classifications. Income Producing CRE includes non-owner occupied loans secured by commercial real estate, regardless of the phase of the loan (construction versus completed). Commercial construction loans are primarily included in Income Producing CRE. Additionally, all real estate investment trust and income producing loans are included in the Income Producing CRE segment. Land, lots, and homebuilder loans are included in the land and development segment. All owner occupied CRE loans reside in the various C&I segments in which the underlying risk exists. Our CRE lending team is a group of experienced relationship managers focusing on construction and income producing property lending which generally have property or sponsors located in our geographic footprint. CRE loans are secured by a variety of property types, including multi-family dwellings, office buildings, industrial properties, and retail facilities.

Consumer. Consumer loans decreased by $92.1 million or 3.4% from December 31, 2019. Consumer loans represented 19.2% of total loans at September 30, 2020, compared to 20.5% of total loans at December 31, 2019. We originate residential real estate mortgages that are held for investment as well as held for sale in the secondary market. Approximately 15.8% of the consumer portfolio relates to acquired portfolios, compared to 19.1% as of December 31, 2019. Our originated consumer loan portfolio totaled $2.2 billion as of September 30, 2020, consistent with year-end 2019.

Concentrations of Credit. We closely and consistently monitor our concentrations of credit. Individual concentration limits are assessed and established, as needed, on a quarterly basis and measured as a percentage of risk-based capital. All concentrations greater than 25% of risk-based capital require a concentration limit, which are monitored and reported to the Board of Directors on at least a quarterly basis. In addition to the specialized industries, energy, and CRE segments in the loan portfolio, we manage concentration limits for other loans, such as, leveraged loans, technology loans, specialty chemical, and non-specialized enterprise value loans. We evaluate the appropriateness of our underwriting standards in response to changes in national and regional economic conditions, including energy prices, interest rates, real estate values, and employment levels. Underwriting standards and credit monitoring activities are assessed and enhanced in response to changes in these conditions.

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

The following table presents our SNC portfolio by portfolio segment and class of financing receivable.

Table 16 – Shared National Credits

	September 30, 2020		December 31, 2019
(In thousands)	Amount Outstanding(1)	% of SNC Portfolio	Amount Outstanding(1)	% of SNC Portfolio
Commercial and industrial
General C&I	$965,591	38.6%	$997,021	38.2%
Energy sector	845,765	33.8	903,501	34.7
Restaurant industry	441,041	17.7	468,298	18.0
Healthcare	28,131	1.1	31,436	1.2
Total commercial and industrial	2,280,528	91.2	2,400,256	92.1
Commercial real estate
Income producing	209,885	8.4	192,234	7.4
Land and development	10,016	0.4	14,294	0.5
Total commercial real estate	219,901	8.8	206,528	7.9
Total shared national credits	$2,500,429	100.0%	$2,606,784	100.0%
As a % of total loans	18.6%		20.0%

(1) Loan balances as of September 30, 2020 are stated at amortized cost, which is net of unearned discount and fees and are not directly comparable to the prior period. Loan balances as of December 31, 2019 are presented as previously reported, gross of unearned discount and fees.

Paycheck Protection Program. The CARES Act created the PPP to provide certain small businesses with liquidity to support their operations during the COVID-19 pandemic. Entities must meet certain eligibility requirements to receive PPP loans, and they must maintain specified levels of payroll and employment to have the loans forgiven. The conditions are subject to audit by the U.S. government, but entities that borrow less than $2.0 million (together with any affiliates) will be deemed to have made the required certification concerning the necessity of the loan in good faith. However, the SBA does reserve the right to audit any PPP borrower.

Under the PPP, eligible small businesses could apply to an SBA-approved lender for a loan that does not require collateral or personal guarantees. Loans issued prior to June 5 mature in two years unless otherwise modified and loans issued after June 5 mature in five years. However, they are eligible for forgiveness (in full or in part, including any accrued interest) under certain conditions. All borrowers are required to retain the supporting documents for six years. For loans (or parts of loans) that are forgiven, the lender will collect the forgiven amount from the U.S. government. The average amount of each originated PPP loan was approximately $243 thousand.

In response to the COVID-19 pandemic, we have taken several actions to offer various forms of support to our customers, employees, and communities that have experienced impacts from this development. We are actively working with customers impacted by the economic downturn, including securing loans for our customers under the PPP.

The PPP loans have a 1% fixed interest rate and produced an annualized yield of 2.27% for the third quarter of 2020 due to the amortization of net deferred loan fees. At September 30, 2020, the remaining amount of unamortized net deferred loan fees on the PPP loans was $13.8 million.

The following table presents our PPP loans by portfolio segment and class of financing receivable as of September 30, 2020. The September 30, 2020 presentation has been conformed to the December 31, 2019 portfolio segment and class of financing receivable to provide comparability to the other loan disclosures in MD&A.

Table 17 – Paycheck Protection Program

(In thousands)	Amortized Cost	% of PPP Portfolio
Commercial and industrial
General C&I	$738,520	70.0%
Energy sector
E&P	9,317	0.9
Midstream	16,351	1.5
Energy services	53,524	5.1
Restaurant industry	142,099	13.5
Healthcare	95,027	9.0
Total PPP loans	$1,054,838	100.0%
As a % of total loans	7.8%

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

An important aspect of our assessment of risk is the ongoing completion of periodic risk rating reviews. As part of these reviews, we seek to review the risk ratings of each facility within a customer relationship and may recommend an upgrade or downgrade to the risk ratings. Our policy is to review two times per year all customer relationships with an aggregate exposure of $10.0 million or greater as well as all SNC. Additionally, all customer relationships with an aggregate exposure of $2.5 million to $10.0 million are reviewed annually. Further, customer relationships with an aggregate exposure of $2.5 million and greater with pass/watch risk rating (defined as a borderline risk credit representing the weakest pass risk rating) are reviewed quarterly. This threshold is reduced to $1.0 million in the fourth quarter of each year. Customer relationships with an aggregate exposure of $1.0 million and greater with criticized risk ratings are reviewed quarterly. Certain relationships are exempt from review, such as relationships where our exposure is cash-secured. An updated risk rating scorecard is required during each risk review as well as with any credit event that requires credit approval.

Nonperforming Assets

Nonperforming assets (“NPA”) primarily consist of nonperforming loans (“NPL”) and other assets acquired through any means in full or partial satisfaction of a debt previously contracted. The following table presents all nonperforming assets and additional asset quality data for the dates indicated.

Table 18 – Nonperforming Assets

(In thousands)	September 30, 2020	December 31, 2019
Nonperforming loans(1)
Commercial and industrial	$145,570	$106,803
Commercial real estate	27,163	1,127
Consumer	16,364	7,289
Small business(2)	—	4,337
Total nonperforming loans	189,097	119,556
Foreclosed OREO and other NPA	20,344	5,958
Total nonperforming assets	$209,441	$125,514
NPL as a percentage of total loans	1.40%	0.92%
NPA as a percentage of loans plus OREO/other	1.55%	0.97%
NPA as a percentage of total assets	1.14%	0.71%
Total accruing loans 90 days or more past due	$7,260	$23,364

(1) Amounts are not comparable due to our adoption of CECL on January 1, 2020. Prior to this date, pools of individual ACI loans were excluded because they continued to earn interest income from the accretable yield at the pool level. With the adoption of CECL, the pools were discontinued, and performance is based on contractual terms for individual loans. Had CECL been in place at December 31, 2019, the amount of these PCD loans would have been approximately $43.0 million. Additionally, prior to January 1, 2020, we used recorded investment in this table. With the adoption of CECL, we now use amortized cost.

(2) As of September 30, 2020, formerly Small Business balances are included in Commercial and Industrial and Commercial Real Estate. Prior period balances are presented as previously reported and may not be comparable by segment to the current period presentation.

Nonperforming Loans. Commercial loans, including small business loans, are generally placed on nonaccrual status when principal or interest is past due 90 days or more unless the loan is well secured and in the process of collection, or when the loan is specifically determined to be impaired. When a commercial loan is placed on nonaccrual status, interest accrued but not received is generally reversed against interest income. Of the total nonperforming loans at September 30, 2020, approximately 52.7% are current on their contractual payments.

Consumer loans, including residential first and second lien loans secured by real estate, are generally placed on nonaccrual status when they are 120 or more days past due. When a consumer loan is placed on nonaccrual status, interest accrued but not received is generally reversed against interest income.

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured under the terms of the loan or, if applicable, under the terms of the restructured loan. For the three and nine months ended September 30, 2020 and 2019, an immaterial amount of contractual interest paid was recognized on the cash basis.

Our nonperforming loans have increased to 1.40% of our loan portfolio as of September 30, 2020 compared to 0.92% of our loan portfolio as of December 31, 2019. As noted above, the adoption of CECL resulted in additional NPL in the PCD population that were previously considered performing when evaluated as a pool under prior accounting methodology versus individually under CECL. Had CECL been in place at December 31, 2019, the amount of these PCD loans would have been $43.0 million. Our NPL in the originated population were 1.12% as of September 30, 2020 compared to 0.82% as of December 31, 2019.

The following table includes our originated nonperforming assets for the periods presented.

Table 19 – Originated Nonperforming Assets

(In thousands)	September 30, 2020	December 31, 2019
Nonperforming loans(1)
Commercial and industrial
General C&I	$28,065	$43,630
Energy sector
E&P	108	5,206
Midstream	36,829	3,159
Energy services	11,817	1,417
Restaurant industry	51,150	45,032
Healthcare	418	3,770
Commercial real estate	16,797	—
Consumer	5,218	3,307
Small business(2)	—	1,395
Total nonperforming loans	150,402	106,916
E&P - net profits interests	3,569	4,330
Repossessed assets	16,155	—
Foreclosed OREO	—	—
Total nonperforming assets	$170,126	$111,246
Originated NPL as a percentage of total loans	1.12%	0.82%

(1) Amounts are not comparable due to our adoption of CECL on January 1, 2020. Prior to this date, we used recorded investment in this table. With the adoption of CECL we now use amortized cost.

(2) As of September 30, 2020, formerly Small Business balances are included in Commercial and Industrial and Commercial Real Estate. Prior period balances are presented as previously reported and may not be comparable by segment to the current period presentation.

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

The balance of foreclosed OREO was $0.6 million as of September 30, 2020 and consisted of five properties compared to $1.6 million and eight properties as of December 31, 2019, with the majority related to foreclosures within our acquired loan portfolio. There were no additions to OREO resulting from foreclosure or repossession from a SNC during the three and nine months ended September 30, 2020 and 2019.

In 2016, we received net profits interests (“NPI”) in certain oil and gas reserves related to two energy credit bankruptcies that were charged-off in 2016. We recorded the NPI at estimated fair value using a discounted cash flow analysis applied to the expected cash flows from the producing developed wells. We sold one NPI during 2018. The remaining NPI balance was $3.6 million as of September 30, 2020 compared to $4.3 million as of December 31, 2019. In addition, during the first quarter of 2020, we received assets of $4.3 million in the form of limited partnerships units related to two SNC energy credit bankruptcies and $6.3 million in inventory in a general C&I bankruptcy. During the second quarter of 2020, we charged off $2.0 million of these limited partnership assets. Other NPA also includes limited partnership units we received representing approximately eleven-percent ownership interest valued at $8.1 million related to a general C&I credit where the underlying assets of consumer receivables securing the loan were transferred to liquidating trusts.

Past Due 90 Days and Accruing. We classify certain loans with principal or interest past due 90 days or more as accruing loans if those loans are well secured and in the process of collection or are specifically determined to be impaired as accruing loans. The bulk of the accruing 90 days or more past due loans at December 31, 2019 reside in the ACI portfolio prior to the adoption of CECL. As of September 30, 2020, the majority of these loans are within the acquired residential portfolio. These loans are monitored on a monthly basis by both the lines of business and credit administration.

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

All TDRs are reported as impaired. An impaired classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. Nonperforming loans and impaired loans have unique definitions. Some loans may be included in both categories, whereas other loans may only be included in one category. As of September 30, 2020, there were SNCs totaling $0.3 million designated as TDRs compared to $7.7 million as of December 31, 2019.

The following table provides information regarding loans that were modified into TDRs for the periods indicated.

Table 20 – Loans Modified into TDRs

	For the Three Months Ended September 30,
	2020		2019
(Dollars in thousands)	Number of TDRs	Amortized Cost(1)	Number of TDRs	Amortized Cost
Commercial and industrial
General C&I	—	$—	1	$11,769
Energy	—	—	1	—
Restaurant	—	—	1	133
Total	—	$—	3	$11,902

(1) There was no net accrued interest receivable recorded on the loan balances above as of September 30, 2020.

	For the Nine Months Ended September 30,
	2020		2019
(Dollars in thousands)	Number of TDRs	Amortized Cost(1)	Number of TDRs	Amortized Cost
Commercial and industrial
General C&I	4	$16,836	3	$19,893
Energy	1	8,013	3	6,445
Restaurant	2	20,779	1	133
Commercial real estate
Industrial, retail, and other	—	—	1	1,455
Total	7	$45,628	8	$27,926

(1) There was no net accrued interest receivable recorded on the loan balances above as of September 30, 2020.

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

For the three- and nine-month periods ended September 30, 2020 and September 30, 2019, we had no TDRs for which there was a payment default within the 12 months following the restructure date. During the three and nine months ended September 30, 2020, approximately zero and $19.3 million, respectively, in charge-offs were taken related to one general C&I loan that was modified into a TDR during the same period. During the three and nine months ended September 30, 2019, approximately $27.7 million and $45.5 million in charge-offs were taken related to commercial and industrial loans modified into TDRs during the same period.

Loan Modifications Related to COVID-19. Affected companies may experience cash flow challenges as a result of disruptions in their operations, higher operating costs or lost revenues. They may need to obtain additional financing, amend the terms of existing debt agreements or obtain waivers if they no longer satisfy debt covenants.

Financial institutions may elect to apply Section 4013 of the CARES Act and suspend TDR accounting and reporting requirements for certain loan modifications that are related to COVID-19 (i.e., forbearance, interest rate modifications, repayment plans or any other similar arrangements that defer or delay payment). The modifications must be made during the period beginning on March 1, 2020 and ending on the earlier of December 31, 2020 or 60 days after the national emergency is lifted, and the borrowers must have been less than 30 days past due on December 31, 2019.

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

As of September 30, 2020, the Company had active payment deferrals totaling $376.1 million compared to $1.4 billion at June 30, 2020. As of October 16, 2020, loan payment deferrals were down further to $181.0 million. As of September 30 and June 30, 2020, $3.7 million and zero, respectively, of these loans were exempted from the accounting guidance for TDRs.   The Company believes additional loans may be restructured because of COVID-19 before the end of the year that will not be identified as TDRs in accordance with this law or interagency statement (see “—Overview” for additional information).

Potential Problem Loans. Potential problem loans represent loans that are currently performing, but for which available information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the repayment terms in the future and which may result in the classification of such loans as nonperforming at some time in the future. These loans are not included in the amounts of nonaccrual or restructured loans presented above but there is a reasonable possibility that they may become nonperforming before the end of the second quarter 2020. We cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, become restructured, or require increased allowance coverage and provision for credit losses. We have identified approximately $27.2 million in credits as potential problem loans at September 30, 2020. Any potential problem loans would be assessed for loss exposure consistent with the methods described in Notes 1 and 4 to our Consolidated Financial Statements.

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

Total ACL as of September 30, 2020 was $385.4 million or 2.86% of total loans (net of unearned discounts and fees) of $13.5 billion. Excluding PPP loans, the ACL was 3.10% of total loans at September 30, 2020. This compares with $119.6 million on loans of $13.0 billion or 0.92% of total loans at December 31, 2019. The adoption of the CECL accounting standard on January 1, 2020 increased the ACL by $75.9 million. The ACL was increased an additional $34.4 million and $274.8 million in provision for the third quarter and year-to-date 2020, respectively, which reflects the forecasted effects of COVID-19 on the various loan segments due to higher unemployment, lower GDP, market value, energy prices, and real estate prices. The third quarter 2020 provision was affected by credit migration as well as a negative shift in the outlook for commercial real estate, particularly the hospitality sector, and a slower expected recovery. Our estimate of the ACL used the baseline scenario provided by a nationally recognized service, as adjusted for consideration of certain qualitative and environmental factors. These adjustments consider, among other factors, risk attributes of each portfolio, relevant third-party research, and loss data collected from previous recessions. Loan charge-offs recognized during 2020 are higher than 2019 as a result of credit migration that has occurred primarily in the Restaurant, Energy, and General C&I classes with the most significant impact being COVID related.

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

Table 21 – Allocation of Allowance for Credit Losses

	Allowance for Credit Losses(1)		Percent of ACL to Each Category of Loans(1)		Percent of Loans in Each Category to Total Loans(1)
(In thousands)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Commercial and industrial	$202,197	$84,309	2.60%	1.23%	57.70%	52.63%
Commercial real estate	143,008	14,093	4.59%	0.51%	23.12%	21.23%
Consumer	40,207	15,392	1.56%	0.57%	19.19%	20.51%
Small business	—	5,849	0.00%	0.80%	0.00%	5.62%
Total allowance for credit losses	385,412	119,643	2.86%	0.92%	100.00%	100.00%
Reserve for unfunded commitments(2)	2,395	1,699
Total	$387,807	$121,342

(1) As of September 30, 2020, formerly Small Business balances are included in Commercial and Industrial and Commercial Real Estate. Prior period balances are presented as previously reported and may not be comparable by segment to the current period presentation.

(2) The reserve for unfunded commitments is recorded in other liabilities in the consolidated balance sheets.

As of September 30, 2020, $202.2 million or 52.5% of our ACL is attributable to our C&I loan segment compared to $84.3 million or 70.5% as of December 31, 2019. The ACL as a percentage of the C&I portfolio was 2.60% as of September 30, 2020 compared to 1.23% as of December 31, 2019. The Energy and Restaurant portfolios have experienced significant stress as a result of COVID-19. As a result, approximately 47% of the C&I ACL is attributable to these portfolios.

As of September 30, 2020, $143.0 million or 37.1% of our ACL is attributable to the CRE loan segment compared to $14.1 million or 11.8% as of December 31, 2019. The ACL as a percentage of the CRE loan segment has increased to 4.59% as of September 30, 2020 from 0.51% as of December 31, 2019. Approximately 30% of the CRE ACL is attributable to our hospitality portfolio which has also experienced significant stress due to COVID-19.

The ACL as a percentage of the Consumer portfolio has increased to 1.56% as of September 30, 2020 from 0.57% as of December 31, 2019. As of September 30, 2020, $40.2 million or 10.4% of our ACL is attributable to the Consumer loan segment compared to $15.4 million or 12.9% as of December 31, 2019.   This increase reflects the adoption of CECL and the effects of COVID-19.

As of September 30, 2020, $64.4 million or 16.7% of the total ACL was attributable to SNC loans compared to $32.0 million or 26.7% as of December 31, 2019. The ACL methodology is consistent whether or not a loan is a SNC.

During the three and nine months ended September 30, 2020, we recorded net charge-offs of $19.9 million, or 0.58% annualized, and $84.9 million, or 0.84% annualized, of average loans compared to $31.3 million, or 0.91% annualized, and $50.5 million, or 0.49% annualized for the three and nine months ended September 30, 2019, respectively. The current quarter charge-offs included $14.7 million in two restaurant credits, $2.9 million in one CRE-Office credit, $1.9 million in one energy credit, and $1.3 million in one general C&I credit. The current year-to-date charge-offs included $34.4 million in four general C&I credits, $28.1 million in five restaurant credits, $17.0 million in two energy credits, and $2.9 million in one CRE-Office credit. Of these charge-offs, $48.8 million were SNC credits within the Energy and general C&I portfolios.

The following tables summarize certain information with respect to our ACL on the total loan portfolio and the composition of charge-offs and recoveries for the periods indicated.

Table 22 – Allowance for Credit Losses Rollforward

	For the Three Months Ended September 30, 2020
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Total Allowance for Credit Losses
As of June 30, 2020	$217,796	$112,480	$40,625	$370,901
Provision for loan losses	1,562	33,262	(419)	34,405
Charge-offs	(18,604)	(2,978)	(248)	(21,830)
Recoveries	1,443	244	249	1,936
As of September 30, 2020	$202,197	$143,008	$40,207	$385,412

Loans at end of period, net of unearned income				$13,465,556
Average loans, net of unearned income				13,652,395
Ratio of ending allowance to ending loans				2.86%
Ratio of net charge-offs to average loans(1)				0.58
Net charge-offs as a percentage of:
Provision for credit losses				57.82
Allowance for credit losses(1)				20.53
ACL as a percentage of NPL				203.82

(1) Annualized.

	For the Nine Months Ended September 30, 2020
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Total Allowance for Credit Losses
As of December 31, 2019	$89,796	$15,319	$14,528	$119,643
Cumulative effect of the adoption of CECL	32,951	20,599	22,300	75,850
As of January 1, 2020	122,747	35,918	36,828	195,493
Provision for loan losses	160,570	110,420	3,859	274,849
Charge-offs	(83,406)	(3,784)	(1,190)	(88,380)
Recoveries	2,286	454	710	3,450
As of September 30, 2020	$202,197	$143,008	$40,207	$385,412

Loans at end of period, net of unearned income				$13,465,556
Average loans, net of unearned income				13,566,311
Ratio of ending allowance to ending loans				2.86%
Ratio of net charge-offs to average loans(1)				0.84
Net charge-offs as a percentage of:
Provision for credit losses				30.90
Allowance for credit losses(1)				29.44
ACL as a percentage of NPL				203.82

(1) Annualized.

	For the Three Months Ended September 30, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total Allowance for Credit Losses
As of June 30, 2019	$82,446	$13,417	$14,464	$5,018	$115,345
Provision for credit losses	36,660	4,590	1,256	1,258	43,764
Charge-offs	(29,632)	(542)	(555)	(921)	(31,650)
Recoveries	183	42	79	10	314
As of September 30, 2019	$89,657	$17,507	$15,244	$5,365	$127,773

Loans at end of period, net of unearned income					$13,637,042
Average loans, net of unearned income					13,719,286
Ratio of ending allowance to ending loans					0.94%
Ratio of net charge-offs to average loans(1)					0.91
Net charge-offs as a percentage of:
Provision for credit losses					71.60
Allowance for credit losses(1)					97.30
ACL as a percentage of NPL					118.17

(1) Annualized.

	For the Nine Months Ended September 30, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total Allowance for Credit Losses
As of December 31, 2018	$66,316	$10,452	$13,703	$3,907	$94,378
Provision for credit losses	70,611	7,893	2,702	2,695	83,901
Charge-offs	(48,093)	(880)	(1,323)	(1,272)	(51,568)
Recoveries	823	42	162	35	1,062
As of September 30, 2019	$89,657	$17,507	$15,244	$5,365	$127,773

Loans at end of period, net of unearned income					$13,637,042
Average loans, net of unearned income					13,812,893
Ratio of ending allowance to ending loans					0.94%
Ratio of net charge-offs to average loans(1)					0.49
Net charge-offs as a percentage of:
Provision for credit losses					60.20
Allowance for credit losses(1)					52.85
ACL as a percentage of NPL					118.17

(1) Annualized.

Total criticized loans at September 30, 2020 were $1.1 billion or 8.05% of total loans as compared to $605.1 million or 4.66% at December 31, 2019. The increase included net downgrades predominantly in Restaurant and Energy and to a lesser extent CRE credits, partially mitigated by net reductions in general C&I credits. This migration reflects those sectors of the economy that have been most acutely affected by COVID-19 and reflects the elevated risk in the current macroeconomic environment. The migration in the Restaurant segment is predominantly in the Non-QSR space as on-premise, family and casual sectors have been much more severely impacted by the economic shutdown. The majority of the migration in Energy is in the E&P sector due to lower commodity prices, and CRE is almost exclusively hospitality. The level of criticized loans in the loan portfolio is presented in the following tables as of September 30, 2020 and December 31, 2019.

Table 23 – Criticized Loans

	As of September 30, 2020(1)
(Amortized cost in thousands)	Special Mention	Substandard	Doubtful	Total Criticized
Commercial and industrial
General C&I	$71,384	$156,323	$9,270	$236,977
Energy	146,772	165,277	7,816	319,865
Restaurant	97,315	169,899	7,624	274,838
Healthcare	722	58,802	—	59,524
Total commercial and industrial	316,193	550,301	24,710	891,204
Commercial real estate
Industrial, retail, and other	93,897	58,321	—	152,218
Multifamily	91	200	—	291
Office	346	13,250	3,029	16,625
Total commercial real estate	94,334	71,771	3,029	169,134
Consumer
Residential	—	22,770	—	22,770
Other	—	358	—	358
Total consumer	—	23,128	—	23,128
Total	$410,527	$645,200	$27,739	$1,083,466

(1) As of September 30, 2020, formerly Small Business balances are included in Commercial and Industrial and Commercial Real Estate. Prior period balances are presented as previously reported and may not be comparable by segment to the current period presentation.

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

(1) As of September 30, 2020, formerly Small Business balances are included in Commercial and Industrial and Commercial Real Estate. Prior period balances are presented as previously reported and may not be comparable by segment to the current period presentation.

Deposits. Deposits at September 30, 2020 totaled $15.8 billion as compared to $14.7 billion at December 31, 2019. Our core deposits have increased due to corporate customer increases in liquidity in the current environment and broader impacts of fiscal stimulus in the second quarter. Our core deposits decreased during the third quarter 2020 as a result of PPP funds being deployed by customers, balance movement between non-interest bearing and interest-bearing accounts, strategic lowering of certain higher cost deposit balances and net time deposit runoff. Our costs of total deposits lowered to 0.32% for the three months ended September 30, 2020 compared to 1.32% for the same period of 2019. We have aggressively lowered our interest rates on deposits for the nine months ended September 30, 2020 resulting in the cost of total deposits of 0.57% compared to 1.34% for the same period in 2019. Additionally, noninterest-bearing deposits as a percent of total deposits increased significantly to 31.9% at September 30, 2020 from 26.0% at December 31, 2019.

The following table illustrates the growth in our deposits during the periods indicated:

Table 24 – Deposits

			Percent to Total		Percentage
(In thousands)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	Change
Noninterest-bearing demand	$5,033,338	$3,833,704	31.9%	26.0%	31.3%
Interest-bearing demand	8,095,431	8,076,735	51.3	54.8	0.2
Savings	333,117	268,848	2.1	1.8	23.9
Time deposits less than $100,000	1,056,928	973,329	6.7	6.6	8.6
Time deposits greater than $100,000	1,267,407	1,590,178	8.0	10.8	(20.3)
Total deposits	$15,786,221	$14,742,794	100.0%	100.0%	7.1%
Total brokered deposits	$593,393	$195,194	3.8%	1.3%	204.0%

Domestic time deposits $250,000 and over were $482.0 million and $644.1 million at September 30, 2020 and December 31, 2019, respectively, which represented 3.1% and 4.4% of total deposits at September 30, 2020 and at December 31, 2019, respectively.

The following tables set forth our average deposits and the average rates expensed for the periods indicated:

Table 25 – Average Deposits/Rates

	Three Months Ended September 30,
	2020		2019
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
(In thousands)	Outstanding	Paid	Outstanding	Paid
Noninterest-bearing demand	$4,892,079	—%	$3,456,807	—%
Interest-bearing deposits:
Interest-bearing demand	8,037,801	0.23	7,991,804	1.54
Savings	319,004	0.17	250,003	0.43
Time deposits	2,379,430	1.29	2,840,806	2.39
Total interest-bearing deposits	10,736,235	0.47%	11,082,613	1.73%
Total average deposits	$15,628,314	0.32%	$14,539,420	1.32%

	Nine Months Ended September 30,
	2020		2019
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
(In thousands)	Outstanding	Paid	Outstanding	Paid
Noninterest-bearing demand	$4,381,326	—%	$3,357,978	—%
Interest-bearing deposits:
Interest-bearing demand	8,175,360	0.55	7,911,721	1.53
Savings	294,530	0.29	249,979	0.40
Time deposits	2,475,793	1.67	3,068,274	2.38
Total interest-bearing deposits	10,945,683	0.80%	11,229,974	1.74%
Total average deposits	$15,327,009	0.57%	$14,587,952	1.34%

Borrowings

The following is a summary of our borrowings for the periods indicated:

Table 26 – Borrowings

(In thousands)	September 30, 2020	December 31, 2019
Advances from FHLB	$100,000	$100,000
Senior debt	49,978	49,938
Subordinated debt	183,243	182,712
Junior subordinated debentures	37,542	37,445
Notes payable	1,683	2,078
Total borrowings	$372,446	$372,173
Average total borrowings - YTD	$394,767	$437,185

At September 30, 2020, the outstanding advance from the FHLB was a long-term convertible advance. At September 30, 2020, we had borrowing availability of $2.6 billion from the FHLB.

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

On March 29, 2019, we entered into a credit agreement for a revolving loan facility in the amount of $100 million with a maturity date of March 29, 2020. On March 29, 2020, the Company renewed the credit agreement with a maturity date of March 29, 2021. During the third quarter of 2020, the Company cancelled this facility.

Shareholders’ Equity

As of September 30, 2020 and December 31, 2019, our ratio of shareholders’ equity to total assets was 11.26% and 13.82%, respectively, and we had tangible common equity ratios of 10.61% and 10.87%, respectively. Shareholders’ equity was $2.1 billion at September 30, 2020, a decrease of $389.4 million from December 31, 2019. The decrease resulted from the net loss for the nine months of $406.1 million combined with the cumulative effect of adopting CECL of $62.8 million, dividends of $34.7 million, and the purchase of $30.1 million of common shares under our common stock repurchase program. These items were partially offset by an increase of $140.0 million of other comprehensive income which was due to increases in the fair value of our investment securities portfolio and interest rate derivatives. At September 30, 2020, approximately $100 million remains in our authorized share repurchase program, however we do not currently anticipate additional repurchases in the near future.

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

On March 27, 2020, the federal banking agencies issued an interim final rule (followed by a final rule issued on August 26, 2020) to delay the estimated impact on regulatory capital stemming from the adoption of CECL. The agencies granted this relief to allow institutions to focus on lending to customers in light of recent strains on the U.S economy due to COVID-19, while also maintaining the quality of regulatory capital. Under the interim rule, 100% of the Day-1 impact of the adoption of CECL and 25% of subsequent provisions for credit losses (“Day 2 impacts”) will be deferred over a two-year year period ending January 1, 2022. At that point, the amount will be phased into regulatory capital on a pro rata basis over a three-year period ending January 1, 2025.

At September 30, 2020, our capital ratios exceeded the requirements discussed above. Our actual regulatory capital amounts and ratios at September 30, 2020 are presented in the following table:

Table 27 – Regulatory Capital Amounts/Ratios

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
September 30, 2020
Tier 1 leverage	$1,803,403	9.9%	$1,876,954	10.3%
Common equity tier 1 capital	1,803,403	12.0	1,826,954	12.2
Tier 1 risk-based capital	1,803,403	12.0	1,876,954	12.5
Total risk-based capital	2,198,061	14.7	2,089,773	14.0
Minimum requirement:
Tier 1 leverage	726,475	4.0	726,824	4.0
Common equity tier 1 capital	673,791	4.5	673,806	4.5
Tier 1 risk-based capital	898,388	6.0	898,408	6.0
Total risk-based capital	1,197,851	8.0	1,197,878	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	908,530	5.0
Common equity tier 1 capital	N/A	N/A	973,276	6.5
Tier 1 risk-based capital	898,388	6.0	1,197,878	8.0
Total risk-based capital	1,497,313	10.0	1,497,347	10.0

Regulatory Requirements Affecting Dividends

Under regulations controlling national banks, the payment of any dividends by a bank without prior approval of the OCC is limited to the current year’s net profits (as defined by the OCC) and retained net profits of the two preceding years. Due to the effects to the Bank’s retained profits from the recognition of the non-cash goodwill impairment charge in the first quarter of 2020 and the net loss in the second quarter of 2020, the Bank is currently required to seek prior approval of the OCC to pay dividends to the holding company.

The holding company had $166.6 million in cash on hand as of September 30, 2020, representing approximately 4.1 times its annual routine operating costs and debt interest payments, excluding dividends and debt maturities. The holding company has $50 million in senior debt that matures in June 2021.  While the holding company cash level is currently significant, the holding company does not generate income on a stand-alone basis, and other than raising cash from capital or debt markets, the holding company’s future cash level is dependent upon receiving dividends from the bank. Additionally, on July 24, 2020, the Federal Reserve amended its supervisory guidance and regulations addressing dividends from bank holding companies to require consultation with the Federal Reserve prior to paying a dividend that exceeds earnings for the period for which the dividend is being paid.

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

As of September 30, 2020, all our liquidity measures were within our established guidelines.

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

Maturities of Time Deposits

The aggregate amount of time deposits in denominations of $100,000 or more as of September 30, 2020 and December 31, 2019, was $1.27 billion and $1.59 billion, respectively.

At September 30, 2020, the scheduled maturities of time deposits greater than $100,000 were as follows:

Table 28 – Time Deposit Maturity Schedule

	September 30, 2020
(In thousands)	Amount	Average Interest Rate
Under 3 months	$493,598	1.42%
3 to 6 months	302,917	1.13
6 to 12 months	343,821	1.01
12 to 24 months	111,175	1.02
24 to 36 months	6,575	1.15
36 to 48 months	2,275	1.76
Over 48 months	7,046	0.77
Total	$1,267,407	1.20%

Cash Flow Analysis

Cash and cash equivalents

At September 30, 2020, we had $1.2 billion in cash and cash equivalents on hand, an increase of $258.4 million or 26.1% from our cash and cash equivalents of $988.8 million at December 31, 2019. At September 30, 2020, our cash and cash equivalents comprised 6.8% of total assets compared to 5.6% at December 31, 2019. We monitor our liquidity position and increase or decrease our short-term liquid assets as necessary. As a result of the current environment with the increase in deposits, we experienced elevated levels of liquidity. We anticipate these elevated levels to continue in the near future until we reach a more normalized environment.

2020 vs 2019

Operating activities provided $454.6 million in the nine months ended September 30, 2020 compared to providing $218.3 million in the nine months ended September 30, 2019. The increase in operating funds during the nine months ended September 30, 2020 was due to $368.6 million from the termination of the interest rate collar and $430.4 million from proceeds from paydowns and sales of loans held for sale offset by $452.4 million from origination of loans held for sale.

Investing activities during the nine months ended September 30, 2020 used net funds of $1.2 billion, primarily due to $538.7 million in net loan funding and $1.3 billion in purchases of available-for-sale securities. This was offset by $450.4 million from proceeds from maturities, calls, and paydowns of securities available-for-sale, $226.3 million from proceeds from sales of securities available-for-sale, and $48.7 million from proceeds from sale of loans held for sale. This compares to investing activities during the nine months ended September 30, 2019 provided $345.5 million of net funds, primarily due to net cash received in business acquisitions of $409.1 million and net cash received from sales, maturities, and paydown of available-for-sale securities of $617.8 million. It was offset by net loan funding of $259.7 million and the purchase of available for sale securities of $406.4 million.

Financing activities during the nine months ended September 30, 2020 provided $978.6 million due to the net increase of $1.0 billion in deposits and slightly offset by the purchase of $30.1 million in our common stock and dividends of $34.7 million. This compares to financing activities during the nine months ended September 30, 2019 that used $282.0 million in funds primarily due to purchases of $69.1 million in our common stock, dividends of $67.7 million, and repayment of senior debt of $134.9 million.

NON-GAAP FINANCIAL MEASURES

We identify “efficiency ratio,” “adjusted efficiency ratio,” “adjusted noninterest expense,” “adjusted noninterest income,” “adjusted operating revenue,” “tangible common equity,” “tangible common equity ratio,” “return on average tangible common equity,” “adjusted return on average tangible common equity,” “tangible book value per share,” “adjusted return on average assets,” “adjusted net income,” “adjusted net income allocated to common stock,” “tangible net income,” “adjusted tangible net income,” “adjusted diluted earnings per share” and “adjusted pre-tax pre-provision net revenue” as “non-GAAP financial measures.” In accordance with the SEC’s rules, we identify certain financial measures as non-GAAP financial measures if such financial measures exclude or include amounts in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles (“GAAP”) in effect in the United States in our statements of operations, balance sheet or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures, ratios or statistical measures calculated using exclusively financial measures calculated in accordance with GAAP.

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

Adjusted pre-tax, pre-provision net revenue is defined as income before taxes, provision for credit losses, goodwill impairment, and non-routine items. We believe the most directly comparable GAAP financial measure is income before taxes.

The following table is a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Table 29 – Non-GAAP Financial Measures

	As of and for the Three Months Ended		As of and for the Nine Months Ended		As of and for the Year Ended
(In thousands, except share and per share data)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019	December 31, 2019
Efficiency ratio
Noninterest expenses (numerator)	$94,859	$94,283	$721,133	$308,252	$408,770
Net interest income	$154,042	$160,187	$462,225	$490,264	$651,173
Noninterest income	32,591	34,642	97,610	97,027	130,925
Operating revenue (denominator)	$186,633	$194,829	$559,835	$587,291	$782,098
Efficiency ratio	50.83%	48.39%	128.81%	52.49%	52.27%
Adjusted efficiency ratio
Noninterest expenses	$94,859	$94,283	$721,133	$308,252	$408,770
Less: non-cash goodwill impairment charge	—	—	443,695	—	—
Less: merger related expenses	2,105	1,010	3,386	27,572	28,497
Less: pension plan termination expense	—	—	—	—	1,225
Less: expenses related to COVID-19 pandemic	235	—	1,562	—	—
Adjusted noninterest expenses (numerator)	$92,519	$93,273	$272,490	$280,681	$379,048
Net interest income	$154,042	$160,187	$462,225	$490,264	$651,173
Noninterest income	32,591	34,642	97,610	97,027	130,925
Plus: revaluation of receivable from sale of insurance assets	—	—	—	2,000	2,000
Plus: impairment charge on branch building	538	—	538	—	—
Less: gain on sale of acquired loans	—	—	—	1,514	2,777
Less: securities gains, net	79	775	5,359	1,701	2,018
Adjusted noninterest income	33,050	33,867	92,789	95,812	128,130
Adjusted operating revenue (denominator)	$187,092	$194,054	$555,014	$586,076	$779,303
Adjusted efficiency ratio	49.45%	48.07%	49.10%	47.89%	48.64%
Tangible common equity ratio
Shareholders’ equity	$2,071,472	$2,475,944	$2,071,472	$2,475,944	$2,460,846
Less: goodwill and other intangible assets, net	(132,005)	(597,488)	(132,005)	(597,488)	(590,949)
Tangible common shareholders’ equity	1,939,467	1,878,456	1,939,467	1,878,456	1,869,897
Total assets	18,404,195	17,855,946	18,404,195	17,855,946	17,800,229
Less: goodwill and other intangible assets, net	(132,005)	(597,488)	(132,005)	(597,488)	(590,949)
Tangible assets	$18,272,190	$17,258,458	$18,272,190	$17,258,458	$17,209,280
Tangible common equity ratio	10.61%	10.88%	10.61%	10.88%	10.87%
Tangible book value per share
Shareholders’ equity	$2,071,472	$2,475,944	$2,071,472	$2,475,944	$2,460,846
Less: goodwill and other intangible assets, net	(132,005)	(597,488)	(132,005)	(597,488)	(590,949)
Tangible common shareholders’ equity	$1,939,467	$1,878,456	$1,939,467	$1,878,456	$1,869,897
Common shares outstanding	125,946,793	128,173,765	125,946,793	128,173,765	127,597,569
Tangible book value per share	$15.40	$14.66	$15.40	$14.66	$14.65

	As of and for the Three Months Ended		As of and for the Nine Months Ended		As of and for the Year Ended
(In thousands, except share and per share data)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019	December 31, 2019
Return on average tangible common equity
Average common equity	$2,052,079	$2,447,189	$2,205,334	$2,340,985	$2,373,856
Less: average intangible assets	(135,491)	(598,602)	(286,398)	(599,593)	(598,546)
Average tangible common shareholders’ equity	$1,916,588	$1,848,587	$1,918,936	$1,741,392	$1,775,310
Net income (loss)	$49,315	$43,986	$(406,110)	$150,533	$201,958
Plus: non-cash goodwill impairment charge, net of tax	—	—	412,918	—	—
Plus: intangible asset amortization, net of tax	4,042	4,620	12,477	13,792	18,240
Tangible net income	$53,357	$48,606	$19,285	$164,325	$220,198
Return on average tangible common equity(1)	11.08%	10.43%	1.34%	12.62%	12.40%
Adjusted return on average tangible common equity
Average tangible common shareholders’ equity	$1,916,588	$1,848,587	$1,918,936	$1,741,392	$1,775,310
Tangible net income	$53,357	$48,606	$19,285	$164,325	$220,198
Non-routine items:
Plus: merger related expenses	2,105	1,010	3,386	27,572	28,497
Plus: pension plan termination expense	—	—	—	—	1,225
Plus: expenses related to COVID-19 pandemic	235	—	1,562	—	—
Plus: impairment loss on branch building	538	—	538	—	—
Plus: revaluation of receivable from sale of insurance assets	—	—	—	2,000	2,000
Less: gain on sale of acquired loans	—	—	—	1,514	2,777
Less: securities gains, net	79	775	5,359	1,701	2,018
Less: income tax effect of tax deductible non-routine items	664	55	30	5,613	5,756
Total non-routine items, after tax	2,135	180	98	20,744	21,171
Adjusted tangible net income	$55,492	$48,786	$19,382	$185,069	$241,369
Adjusted return on average tangible common equity(1)	11.52%	10.47%	1.35%	14.21%	13.60%
Adjusted return on average assets
Average assets	$18,248,014	$17,621,163	$18,147,912	$17,637,142	$17,689,126
Net income (loss)	$49,315	$43,986	$(406,110)	$150,533	$201,958
Return on average assets	1.08%	0.99%	(2.99)%	1.14%	1.14%
Net income (loss)	$49,315	$43,986	$(406,110)	$150,533	$201,958
Plus: non-cash goodwill impairment charge, net of tax	—	—	412,918	—	—
Total non-routine items, after tax	2,135	180	98	20,744	21,171
Adjusted net income	$51,450	$44,166	$6,906	$171,277	$223,129
Adjusted return on average assets(1)	1.12%	0.99%	0.05%	1.30%	1.26%
Adjusted diluted earnings per share
Diluted weighted average common shares outstanding	126,094,868	128,515,274	126,169,823	129,359,287	129,017,599
Net income (loss) allocated to common stock	$48,884	$43,849	$(406,110)	$150,008	$201,275
Plus: non-cash goodwill impairment, net of tax	—	—	412,918	—	—
Total non-routine items, after tax	2,135	180	98	20,744	21,171
Adjusted net income allocated to common stock	$51,019	$44,029	$6,906	$170,752	$222,446
Adjusted diluted earnings per share	$0.40	$0.34	$0.05	$1.32	$1.72
Adjusted pre-tax, pre-provision net revenue
Income (loss) before taxes	$58,801	$56,782	$(436,511)	$195,138	$262,301
Plus: provision for credit losses	32,973	43,764	275,213	83,901	111,027
Plus: non-cash goodwill impairment	—	—	443,695	—	—
Plus: Total non-routine items before taxes	2,799	235	128	26,357	26,927
Adjusted pre-tax, pre-provision net revenue	$94,573	$100,781	$282,525	$305,396	$400,255

(1) Annualized for the three and nine months ended September 30, 2020 and 2019.

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

As part of our transition, we have identified approximately 33.7% of our assets and 1.3% of our liabilities and equity are tied to LIBOR, of which 25.8% of assets and 0.4% of liabilities and equity have maturity beyond 2021. We have begun remediation plans that include standardization of fallback language in all new contracts, solicitation from existing customers of rate index and spread amendments prior to LIBOR transition, providing customers with at least three options on alternative rate indexes of Prime, Ameribor, and SOFR, and preparing to adopt ISDA protocols for derivative contracts.

At this time, we do not anticipate any changes with our outstanding cash flow hedges because ARRC has already approved SOFR as a replacement index and we anticipate sufficient SOFR loans available to hedge at transition. For the terminated collar, the timing of future forecasted income from OCI may be accelerated as our loans could migrate to an index not qualified by FASB as a replacement for LIBOR.

We anticipate remediation of all contracts will be essentially complete by third quarter of 2021 in advance of LIBOR’s potential termination.

Table 30 – Interest Rate Sensitivity

Interest Rate Exposures

Based upon the current interest rate curves as of September 30, 2020, our NII simulation model projects our sensitivity over the next 12 months to an instantaneous increase or decrease in interest rates was as follows:

	Increase (Decrease)
(Dollars in millions)	Net Interest Income		Economic Value of Equity
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent	Amount	Percent
+ 200 BP	$60.5	9.60%	$742.3	23.37%
+ 100 BP	26.2	4.16	410.6	12.93
- 25 BP	(1.6)	(0.25)	(117.9)	(3.71)

Based upon the current interest rate curves as of September 30, 2020, the following table reflects our NII sensitivity over the next 12 months to a gradual increase or decrease in interest rates over a twelve-month period:

	Increase (Decrease)
(Dollars in millions)	Net Interest Income
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent
+ 200 BP	$45.6	7.23%
+ 100 BP	19.7	3.12
- 25 BP	(1.6)	(0.26)

Both the NII and EVE simulations include 12-month assumptions regarding balances, asset prepayment speeds, deposit repricing and runoff and interest rate relationships among balances that management believes to be reasonable for the various interest rate environments. With rates having fallen materially this year, the down 100 basis point scenario would result in market rates reaching ﬂoored and negative values which can produce a distorted view of interest rate risk metrics. Management believes using the down 25 basis point scenario is more meaningful in the current market rate environment than the down 100 basis point scenario. Management does consider additional scenarios with forecasted negative market rates which would result in margin deterioration. Differences in actual occurrences from these assumptions, as well as non-parallel changes in the yield curve, may change our market risk exposure.

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

In March 2016, the Company entered into interest rate swap agreements to manage overall cash flow changes related to IRR exposure on the 1-Month LIBOR rate indexed loans. At September 30, 2020, the Company has outstanding the following interest rate swap agreements:

Table 31 – Summary of Cash Flow Hedges

Effective Date	Maturity Date	Notional Amount (In Thousands)	Fixed Rate	Variable Rate
March 8, 2016	February 27, 2026	$175,000	1.60%	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.59%	1 Month LIBOR

The following summarizes all derivative positions as of September 30, 2020 and December 31, 2019:

Table 32 – Derivative Positions

	September 30, 2020			December 31, 2019
		Fair Value			Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$350,000	$25,558	$—	$350,000	$—	$643
Commercial loan interest rate collars	—	—	—	4,000,000	239,213	—
Total derivatives designated as hedging instruments	350,000	25,558	—	4,350,000	239,213	643
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	1,246,712	24,935	1,976	1,008,805	8,386	899
Commercial loan interest rate caps	145,842	3	3	167,185	18	18
Commercial loan interest rate floors	567,496	13,491	13,491	654,298	8,836	8,836
Commercial loan interest rate collars	68,887	468	468	75,555	257	257
Mortgage loan held-for-sale interest rate lock commitments	36,970	566	—	4,138	22	—
Mortgage loan forward sale commitments	16,729	137	—	4,109	26	—
Mortgage loan held-for-sale floating commitments	8,942	—	—	1,523	—	—
Foreign exchange contracts	147,384	1,388	1,295	74,322	379	558
Total derivatives not designated as hedging instruments	2,238,962	40,988	17,233	1,989,935	17,924	10,568
Total derivatives	$2,588,962	$66,546	$17,233	$6,339,935	$257,137	$11,211

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

(b)	Internal Control Over Financial Reporting

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Any control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are achieved. The design of a control system inherently has limitations, including the controls’ cost relative to their benefits. Additionally, controls can be circumvented. No cost-effective control system can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

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

The COVID-19 pandemic is adversely affecting us and our customers, counterparties, employees, and third-party service providers, and the continued adverse impacts on our business, financial position, results of operations, and prospects could be significant.

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

•

The response of governmental and nongovernmental authorities. The actions of many governmental and nongovernmental authorities have been directed toward curtailing household and business activity to contain COVID-19 while simultaneously deploying fiscal- and monetary-policy measures to partially mitigate the adverse effects on individual households and businesses. These actions are not always consistent across our markets.

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

•

CARES Act and PPP. In response to the pandemic, we have also enacted assistance for customers affected by COVID-19, including fee and penalty waivers, loan deferrals or other scenarios that may help our customers. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program (“PPP”) under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding the loan at an unfavorable interest rate as compared to the loans to customers that we would have otherwise extended credit. Rules providing for forgiveness have been constantly evolving, including an automatic forgiveness if the amount of the PPP loan was not larger than a specified amount.

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

We are currently unable to estimate the impact of COVID-19 on the Company’s business and operations. The COVID-19 pandemic could cause the Company to experience higher credit losses in our lending portfolio, additional impairment of our goodwill and other financial assets, further reduced demand for its products and services, and other negative impacts on our financial position, results of operations, and prospects. Sustained adverse effects of the COVID-19 pandemic may also prevent the Company from satisfying our minimum regulatory capital ratios and other supervisory requirements, failing to be able to sustain the paying of dividends to shareholders, or result in downgrades in credit ratings.

Because of CECL, our financial results may be negatively affected as soon as weak or deteriorating economic conditions are forecasted and alter our expectations for credit losses. In addition, due to the expansion of the time horizon over which we are required to estimate future credit losses under CECL, we may experience increased volatility in our future provisions for credit losses. As a result, factoring in COVID-19, we incurred significant provision expense for credit losses in the first nine months of 2020 and may incur significant provision expense for credit losses in future periods as well.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS.

During the third quarter of 2020, the Company purchased 18,495 shares of its Class A common stock, par value $0.01 per share (“Class A common stock”) at an average price per share of $8.91 (and a total cost of approximately $165,000) pursuant to the offer to rescind the previous acquisition of up to 143,813 shares of Class A common stock pursuant to the Company 2018 Employee Stock Purchase Plan between May 29, 2019 and May 29, 2020. The offer to rescind expired at 5:00 pm Eastern Time on September 18, 2020 and was subject to the terms and conditions set forth in, and made pursuant to, the prospectus supplement dated August 18, 2020 as filed with the Registration Statement on Form S-3, File No. 333-225075, filed with the U.S. Securities and Exchange Commission on May 21, 2018 as amended through the hereof.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Be Purchased Under Publicly Announced Plans or Programs
July 2020	—	$—	—	$99,985,044
August 2020	—	$—	—	$99,985,044
September 2020	18,495	$8.91	—	$99,985,044

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	Inline Interactive Financial Data

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cadence Bancorporation (Registrant)

Date: November 9, 2020	/s/ Paul B. Murphy
Paul B. Murphy
Chairman and Chief Executive Officer

Date: November 9, 2020	/s/ Valerie C. Toalson
Valerie C. Toalson
Executive Vice President and Chief Financial Officer