Form 10-K
period 2020-12-31
Cadence Bancorporation
filed 2021-03-01
CIK 1614184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting shares of common stock held by non-affiliates of the registrant was approximately $0.9 billion. This figure is based on the closing sale price of $8.86 per share of the registrant’s Class A common stock, par value $0.01 per share (the “Class A common stock”) on June 30, 2020.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $0.01 Par Value	124,457,864
Class	Outstanding as of February 26, 2021

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement relating to the 2021 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2020, are incorporated by reference into Part II, Item 5 and Part III, Items 10-14 of this Annual Report on Form 10-K.

CADENCE BANCORPORATION AND SUBSIDIARIES

2020 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	business and economic conditions;
•	COVID-19, market, operational, liquidity, credit, strategic and general risks associated with our business;
•	deteriorating asset quality and higher loan charge-offs;
•	the laws and regulations applicable to our business;
•	our ability to achieve organic loan and deposit growth and the composition of such growth;
•	increased competition in the financial services industry;
•	derivative transactions expose us to credit and market risk;
•	our ability to raise additional capital to implement our business plan;
•	material weaknesses in our internal control over financial reporting;
•	systems failures or interruptions involving our information technology and telecommunications systems or third-party servicers;
•	the composition of our management team and our ability to attract and retain key personnel;
•	our ability to monitor our lending relationships;
•	the composition of our loan portfolio, including the identity of our borrowers and the concentration of loans in energy-related industries and in our specialized industries;
•	the portion of our loan portfolio that is comprised of participations and shared national credits;
•	the amount of nonperforming and criticized assets we hold;
•	our ability to identify potential candidates for, consummate, and achieve synergies resulting from, potential future acquisitions;
•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;
•	environmental liability associated with our lending activities;
•	the geographic concentration of our markets in Texas and the southeast United States;
•	litigation and other legal proceedings;
•

changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, and other changes pertaining to banking, securities, taxation, rent regulation and housing, financial accounting and reporting, environmental protection, and the ability to comply with such changes in a timely manner;

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Federal Reserve Board;
•	requirements to remediate adverse examination findings;
•	regulatory initiatives regarding regulatory capital requirements may require heightened capital;
•	the discontinuation of the London Interbank Offered Rate (“LIBOR”) and other reference rates;
•	our modeling estimates related to a changing interest rate environment;
•	natural disasters, war, terrorist activities, or a pandemic;
•

adverse effects due to COVID-19 on us and our customers, counterparties, employees, and third-party service providers, and the adverse impacts to our business, financial position, results of operations, and prospects; or

•	other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Summary of Risk Factors

Our business is subject to a number of risks that could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. These risks are discussed more fully under “Item 1A. Risk Factors” and include, but are not limited to the following:

Public Health and COVID-19

•

The COVID-19 pandemic is adversely affecting us and our customers, counterparties, employees, and third-party service providers, and the continued adverse impacts on our business, financial position, results of operations, and prospects could be significant.

Credit Risk

We are highly subject to credit risk.

•	Our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio.
•	The security interest that we have in our clients’ assets may not be sufficient to protect us from loss.
•	Many of our loans are to commercial borrowers, which have unique risks compared to other types of loans.
•	Our loan portfolio has significant concentration in energy and specialized industries.
•	Sustained low oil prices, volatility in oil prices and downturns in the energy industry, including in Texas, could materially and adversely affect us.
•	A significant portion of our loan portfolio is comprised of loan participations and Shared National Credits.
•	The amount of nonperforming and criticized assets may adversely affect our results of operations and financial condition.
•	The fair value of our investment securities may decline.

Liquidity Risk

•	Liquidity risk could impair our ability to fund operations and meet our obligations as they become due and could jeopardize our financial condition.
•	We rely on customer deposits as a significant source of funding, and our deposits may decrease in the future.
•	The borrowing needs of our clients may increase, especially during a challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit.
•	Our indebtedness could affect our ability to meet our obligations and may otherwise restrict our activities.

Market Risk

•	We are subject to interest rate risk.
•	The geographic concentration of our markets in Texas and the southeast United States makes our business susceptible to local economic conditions.
•	By engaging in derivative transactions, we are exposed to credit and market risk.

Strategic Risk

•	We face significant competition to attract and retain customers and clients.
•	We may not be able to manage our growth effectively.
•	We may not be able to raise additional capital in the future.
•	Future acquisitions will subject us to a variety of risks.
•	If the goodwill that we record in connection with a business acquisition becomes impaired, it could require a charge to earnings.

Operational Risk

•	We are subject to certain operational risks.
•	We are subject to environmental liability risk associated with our lending activities.
•	We offer certain third-party wealth management products which could experience significant declines in value, subjecting us to reputational damage and litigation risk.
•	We may be adversely impacted by the transition from LIBOR as a reference rate.
•

A failure in or breach of our operational or security systems or infrastructure, or those of our third-party providers, could result in financial losses to us and/or in the disclosure or misuse of confidential or proprietary information, including client information.

•	We depend on third parties for many of our information technology and telecommunications solutions.
•

We are subject to laws regarding the privacy, information security and protection of personal information, and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage our reputation.

•	We continually encounter technological changes, and if we are unable to stay current with those changes, we may not be able to effectively compete.
•	We may be adversely affected by the soundness of other financial institutions.

Regulatory Risk

•

The banking industry is highly regulated, and current and future legislative or regulatory changes could have a significant adverse effect on our business, financial condition, or results of operations.

•	Because our total assets exceed $10 billion, we are subject to additional regulatory requirements.
•	Regulatory initiatives regarding bank capital requirements may require heightened capital.
•	Regulators periodically examine our business and we may be required to remediate adverse examination findings.
•	The Federal Reserve may require us to commit additional capital resources to support Cadence Bank.

Compliance Risk

•	We are subject to numerous laws designed to protect consumers.
•

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

•

The expanding body of federal, state and local regulations and/or the licensing of loan servicing, collections or other aspects of our business and our sales of loans to third parties may increase the cost of compliance and the risks of noncompliance.

•	Failure to comply with economic and trade sanctions or with applicable anti-corruption laws could have a material adverse effect on our business.

Economic Conditions

•	The fiscal and monetary policies of the U.S. government could have a material adverse effect on our results of operations.
•	The current economic environment poses significant challenges and could adversely affect our financial condition and results of operations.

Investment in Our Class A Common Stock

•	The market price of our Class A common stock may be subject to substantial fluctuations.
•	There are substantial regulatory limitations on changes of control of bank holding companies that may discourage investors from purchasing shares of our Class A common stock.
•	Securities analysts may not continue coverage on our Class A common stock.
•	Shares of our Class A common stock are subject to dilution.
•	We may issue shares of Class B non-voting common stock or shares of preferred stock that would adversely affect the rights of our Class A common shareholders.
•	Our future ability to pay dividends is subject to restrictions.
•	Our certificate of incorporation and bylaws include provisions that could impede a takeover of the Company.
•	Shares of our Class A common stock are not deposits insured by the FDIC and are subject to risk of loss.
•	The return on investment in our common stock is uncertain.

Other Risks

•	As a public company, we are required to meet periodic reporting requirements under the rules and regulations of the Securities and Exchange Commission (the “SEC”).
•

As a public company, we incur significant legal, accounting, insurance, compliance and other expenses. Any deficiencies in our financial reporting or internal controls could materially and adversely affect us.

•	We may be adversely affected by changes in U.S. tax laws.
•	We rely heavily on our management team and could be adversely affected by the unexpected loss of key personnel.
•	Acts or threats of terrorism and political or military actions taken by the United States or other governments could adversely affect general economic or industry conditions.
•	We are required to make significant estimates and assumptions in the preparation of our financial statements.
•	We are subject to litigation, which could result in substantial judgment or settlement costs.

PART I

ITEM 1. BUSINESS

Company Overview

Cadence Bancorporation is a financial holding company and a Delaware corporation headquartered in Houston, Texas, and is the parent company of Cadence Bank, National Association (“Cadence Bank”). Formed in 2009 by banking industry veterans, we secured $1.0 billion of capital commitments in 2010 and built our franchise on the foundation established from three successful acquisitions: Cadence Bank, in March 2011, the franchise of Superior Bank in April 2011, and Encore Bank, N.A. in July 2012. On January 1, 2019, we completed our merger with State Bank Financial Corporation, the holding company for State Bank and Trust Company (“State Bank”). Today, we are a middle-market focused commercial relationship bank providing a broad range of banking and wealth management services to businesses, high net worth individuals, business owners and retail customers through a network of 98 branches in Alabama, Florida, Georgia, Texas, Mississippi, and Tennessee. We completed our initial public offering and listing on the NYSE in April 2017 with the ticker “CADE.”

As of December 31, 2020, we had $18.7 billion of assets, $12.7 billion of gross loans, $16.1 billion in deposits and $2.1 billion in shareholders’ equity. We generated a net loss of ($205.5) million and net income of $202.0 million in 2020 and 2019, respectively.

COVID-19 Pandemic

During 2020, the global economy experienced a downturn related to the impacts of the COVID-19 global pandemic (“COVID-19”). Such impacts have included significant volatility in the global stock markets, a 150-basis-point reduction in the target federal funds rate, the enactment of the Coronavirus Aid, Relief, and Economic Security (“CARES Act”) and related relief legislation, including the Paycheck Protection Program (“PPP”) administered by the Small Business Administration, and a variety of rulings from the federal banking regulators.

We continue to actively monitor developments related to COVID-19 and its impact upon our business, customers, employees, counterparties, vendors, and service providers and have taken several actions to offer various forms of support to our customers, employees, and communities that have experienced impacts from this development. We have actively worked with customers adversely impacted by the economic downturn, offering payment deferrals and other loan modifications as well as provided loans under PPP (see “Overview” in Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Our Strategy

Our strategy is to build a premier commercial bank primarily through organically growing our client base while using mergers and acquisitions as an opportunistic complement to this strategy. We focus on middle-market commercial lending (generally characterized as lending to businesses with annual revenues of $10 million to $500 million) and provide a broad range of banking services to businesses, high net worth individuals, business owners and retail customers. Through our experienced and motivated team of commercial relationship managers and our integrated, client-centric approach to banking, we have successfully grown our businesses. Our management team and experienced relationship managers have long-standing client relationships and operating experience in the markets we serve, and we believe these attributes will continue to position us to build market share. Further, we believe our franchise is positioned for continued growth as a result of (i) our attractive geographic footprint, (ii) our focus and ability to provide differentiated, personalized service to a wide variety of industries and clients, (iii) our stable and customer-driven deposit funding base, (iv) our veteran board of directors, management team and relationship managers, (v) our ability to realize economies of scale, (vi) our capital position and (vii) our credit and risk management processes.

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

Grow our Core Deposit Franchise

The strength of our deposit franchise is derived from the relationships we have with our clients and the strong ties we have to the markets we serve. Our deposit footprint has provided, and we believe will continue to provide, primary support for our loan growth. Deposits comprise nearly 98% of our total funding as of December 31, 2020. Our deposit growth and funding opportunities to support our loan growth come from our commercial and public-sector relationships, in addition to our retail deposit base. An additional part of our strategy is to continue to enhance our funding sources by expanding the ways in which we serve our customers, including ongoing optimization of our product offerings, treasury management services and client service capabilities, and increased adoption of mobile and digital platforms.

Prudently Invest in our Business to Drive Operating Leverage

We believe it is critical to prudently invest in our business to provide the best possible customer experience and build a scalable infrastructure that can support our growth while driving operating leverage. We have a history of making successful investments, starting with the acquisition and integration of our four predecessor banks. Our past investments have yielded significant benefits to our business, and we believe a focus on investing in our people, our technology and our processes will allow us to continue to support operational efficiencies.

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

Products and Services

Lending Activities

Our primary strategic objective is to engage in commercial lending to middle-market customers (generally characterized as businesses with annual revenues of $10 million to $500 million) and provide a full array of commercial loans to middle-market commercial businesses, high net worth individuals and business owners. We believe we have a strong team of consumer and commercial bankers to execute on a client-centered, relationship-driven banking model, with dedicated expertise in the sectors we serve. Our Commercial Banking team focuses on middle-market businesses with an advisory approach that emphasizes understanding the client’s business and offering a broad suite of loan, deposit and treasury management products and services.

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

Commercial and Industrial Loans (“C&I”). As of December 31, 2020, $7.3 billion or 57% of our total bank loan portfolio consisted of C&I loans. Our C&I loans, which are generally made to middle-market businesses, include lines of credit, acquisition finance credit facilities and other types of commercial credit, and typically have maturities of five years or less.

Commercial Real Estate Loans. As of December 31, 2020, $2.9 billion or 23% of our bank loan portfolio consisted of commercial real estate loans. We offer construction financing, acquisition or refinancing of properties primarily located in our geographic footprint.

Residential Real Estate Loans. As of December 31, 2020, $2.5 billion or 19% of our bank loan portfolio consisted of residential real estate loans. We provide one-to-four family residential real estate loans with terms ranging from 10 to 30 years; however, our portfolio is heavily weighted to the 30-year term. We offer both fixed and adjustable interest rates. We do not originate subprime loans. Loans are typically closed end first lien loans for purposes of purchasing property or for refinancing existing loans with or without cash out. Our loans are primarily owner occupied, full documentation loans.

Other Consumer Loans. As of December 31, 2020, $102.1 million or 1% of our bank loan portfolio consisted of other types of consumer loans. We offer consumer loans to our customers for personal, family and household purposes, automobiles, and boats.

Shared National Credits (“SNC”). The federal banking agencies define a SNC as any loan(s) extended to a borrower by a supervised institution or any of its subsidiaries and affiliates which aggregates $100 million or more and is shared by three or more institutions under a formal lending agreement or a portion of which is sold to two or more institutions, with the purchasing institutions assuming its pro rata share of the credit risk. As a commercial focused relationship bank, we may participate in syndicated loan offerings because of the size of the customers and nature of industries we serve. As of December 31, 2020, we have $2.3 billion of outstanding SNC, representing 18% of total loans, compared to $2.6 billion or 20% of total loans at December 31, 2019.

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

Deposit Products and Other Funding Sources

We offer our customers a variety of deposit products, including checking accounts, savings accounts, money market accounts, time deposits, and other deposit accounts through multiple channels, including our extensive network of full-service branches, drive-through branches, ATMs, ITMs, and our online, mobile and telephone banking platforms. See “—Marketing and Distribution.” As of December 31, 2020, our deposit portfolio was comprised of 31% noninterest-bearing deposits and 69% interest bearing deposits. We intend to continue our efforts to provide funding for our business from customer relationship deposits.

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

Wealth Management

Through Linscomb & Williams Inc., a subsidiary of Cadence Bank, and our Cadence Trust brands, we offer wealth management and other fiduciary and private banking services targeted to affluent clients, including individuals, business owners, families, and professional service companies. In addition to fiduciary and investment management fee income, we believe these services enable us to build new relationships and expand existing relationships to grow our deposits and loans. Through our wealth management line of business, we offer financial planning, retirement services and trust and investment management by a team of seasoned advisors, providing access, for affluent clients as well as mass market clients, to a wide range of certificates of deposits, mutual funds, annuities, individual retirement accounts, money market accounts and other financial products. Although we do not limit our customers to affluent clients and business owners, the focus of our wealth management line of business is on the “mass affluent” ($500,000 to $2 million in investible assets) and “highly affluent” ($2 million to $5 million in investible assets) markets.

Payroll Services

In January 2019, we acquired Altera Payroll and Insurance, Inc. (“Altera”) as part of the acquisition of State Bank. This acquisition diversified our revenue beyond existing business lines and complements our other treasury management services. Altera operates as a subsidiary of Cadence Bank, and in partnership with treasury management services, provides payroll services, human resources services, payroll cards and employee health insurance. Altera also offers employer liability insurance and workers’ compensation insurance through licensed insurance agents.

Financial Products and Services

In addition to traditional banking activities and the other products and services specified above, we provide a broad array of financial services to our customers, including: debit and credit card products, treasury management services, merchant services, employee and payroll benefits solutions (including payroll cards and bank-at-work benefits), automated clearing house services, lock-box services, remote deposit capture services, foreign exchange services, and other treasury services.

Our Markets

We define our markets broadly as Texas and the southeast United States. Our active banking operations are located principally in six states, which we refer to as our geographic footprint (our “footprint”), where we operate 98 branches as of December 31, 2020 throughout Texas, Alabama, Florida, Georgia, Mississippi, and Tennessee. We focus on serving these regional markets, although we also serve specialized industries clients both within our footprint and throughout the United States, as many of our clients in these industries have operations nationwide.

While we are focused on driving growth across all our markets and products, we believe our Texas presence will be the largest contributor to near term asset growth, followed by Georgia, with funding support from our deposit base in Texas and the southeast United States.

Technology Systems

We continue to make significant investments in our information technology systems for our banking, lending, and cash management activities. We believe this is necessary investment to offer new products and enhance our overall customer experiences, as well as to provide scale for future growth. Our technology investments include investment in the foundational layer of our infrastructure (including security, data and voice network, storage, and business continuity).

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

Credit Policy and Procedures

General. Our credit policy requires that key risks be identified and measured, documented, and mitigated, to the extent possible, to seek to ensure the soundness of our loan portfolio. We require various levels of internal approvals based on the characteristics of our loans, including the size of the exposure. We also have specialized underwriting guidelines for loans in our specialized industries that we believe reflect the unique characteristics of these industries. Our credit policy also provides guidelines for the underwriting of loans to individuals along with the regulatory requirements to ensure that all loan applications are evaluated subject to our fair lending policy. We believe that the guidelines required by our credit policies enhance internal responsibility and accountability for underwriting decisions and permit us to monitor the performance of credit decision-making.

Credit Risk Management. Our credit risk management is overseen by our Board of Directors, including its Risk Management Committee, and our Senior Credit Risk Management Committee (“SCRMC”). Our SCRMC has seven standing members, including the Chief Executive Officers of Cadence Bancorporation and Cadence Bank, Cadence Bank’s President, our Chief Credit Administration Executive, who serves as chairman of the committee, our Chief Risk Officer, our Chief Credit Officer, and our Chief Credit Underwriting Executive, who serves as vice chairman of the committee. The committee is responsible for reviewing our credit portfolio management information, including asset quality trends, concentration reports, policy, financial and documentation exceptions, delinquencies, charge-offs, and nonperforming assets. The approval of the SCRMC is required for changes to our credit policy as well as lending and wire authority.

Under our dual credit risk rating (“DCRR”) system, it is our policy to assign risk ratings to all commercial loan (CRE and C&I) exposures using our internal credit risk rating system. The assignment of loan risk ratings is the primary responsibility of the lending officer concurrent with approval from the credit officer reviewing and recommending approval of the credit. The assignment of commercial risk ratings is done on a transactional basis using scorecards. We use nine different scorecards that accommodate various areas of lending. Each scorecard contains two main components: probability of default (“PD”) and loss given default (“LGD”). Each component is assessed using a multitude of both qualitative and quantitative scoring elements, which will generate a percentage for each component. The key elements assessed in the scorecard for PD are financial performance and trends as well as qualitative measures. The key elements for LGD are collateral quality and the structure of the loan. The PD percentage and LGD percentage are converted into PD and LGD risk ratings for each loan. The PD rating is used as our risk grade of record, while the LGD rating is utilized in both our allowance estimate as well as pricing model. Loans with PD ratings of 1 through 8 are rated internally as “Pass.” Loans with PD ratings of 9 through 13 are rated internally as “Criticized” and represent loans for which one or more potential or defined weaknesses exist. Loans with PD ratings of 10 through 13 are also considered “Classified” and represent loans for which one or more defined weaknesses exist. These classifications are consistent with bank regulatory guidelines. Consumer purpose loan risk classification is conducted in accordance with the Uniform Retail Credit Classification, based on delinquency and accrual status.

Concentration Limits. Our policies establish concentration limits for various industries within the commercial portfolio as well as commercial real estate, leveraged lending and other regulatory categories. Concentration limits are monitored and reassessed on a periodic basis and approved by the Risk Management Committee of the Board of Directors on an annual basis or as needed. For example, given the changing economic environment during 2020, certain concentration limits were reassessed and adjusted during the year an deemed appropriate for the environment.

Credit Approval Process. The approval of our Senior Loan Committee is generally required for relationships in an amount greater than $5.0 million. The Senior Loan Committee has eight standing voting members, including six members of the SCRMC. Two “no” votes will result in declining a credit request.

For loans in an amount greater than $5.0 million that are risk rated 9 or worse, approval of the Credit Transition Committee is generally required. The Credit Transition Committee has seven standing members, including our Chief Credit Officer, our Director of Special Assets Group, our Chief Credit Administration Executive, and our Chief Credit Underwriting Executive. Two “no” votes will result in declining a credit application.

There is a credit executive assigned to each line of business who holds the primary responsibility for the approval process outside of the loan approval committees.

Portfolio Monitoring and Reporting. We believe that an important part of our assessment of risk is the ongoing completion of periodic risk rating reviews. As part of these reviews, we seek to review the risk ratings of each facility within a customer relationship and may recommend an upgrade or downgrade to the risk ratings. Our policy is to review two times per year all customer relationships with an aggregate exposure of $10.0 million or greater as well as all SNC. Additionally, all customer relationships with an aggregate exposure of $2.5 million to $10.0 million are reviewed annually. Further, customer relationships with an aggregate exposure of $2.5 million and greater with a pass/watch risk weighting (defined as a borderline risk credit representing the weakest pass risk rating) are reviewed quarterly. This threshold is reduced to $1.0 million in the fourth quarter each year. Customer relationships with an aggregate exposure of $2.5 million and greater with criticized risk ratings are reviewed quarterly. Certain relationships are exempt from review, such as relationships where our exposure is cash-secured. An updated risk rating scorecard is required during each risk review as well as with any credit event that requires credit approval. Additionally, in response to COVID-19, we implemented internal reporting on PPP loans and loans with COVID-19 payment deferrals to the Board of Directors and certain senior officers. We also include this information in our regulatory filings with the banking regulators and in our public filings and investor materials.

Marketing and Distribution

As of December 31, 2020, we conduct our banking business through 98 branches located in Texas and five states in the southeast United States. Our distribution network also includes ATMs, ITMs, fully integrated online banking and a telephone banking service. In addition, our customers have free access to Publix Presto! ATMs located throughout Alabama, Florida, North Carolina, South Carolina and Tennessee and Allpoint ATMs worldwide. Our ATMs are enabled for several networks, including Visa, Discover, MasterCard, NYCE, Plus, Cirrus, Pulse, American Express and Quest.

We target growing companies and middle-market businesses, as well as individual consumers throughout Texas and the southeast United States. In order to market our deposit products and financial services, we use local print advertising and direct mail and provide sales incentives for our employees. We market our lending products through our experienced relationship managers, who rely on robust calling efforts and relationship banking to develop relationships with customers that result in business growth and product sales. Our compensation plans for our relationship managers include incentives based on achievement of certain loan, deposit, fee, income and profitability metrics that are established as individual performance goals that support our business plan each year. The incentive plans for the relationship managers is reviewed annually by executive management, including the Chief Risk Officer, to ensure that the design of the incentive plan does not encourage excessive risk-taking. Additionally, all incentives are reviewed in light of the credit quality of the manager’s portfolio.

Competition

The financial services industry in general and in our markets in Texas and the southeast United States are highly competitive. We actively compete with national, regional and local financial services providers, including banks, thrifts, credit unions, mortgage bankers and finance companies, money market mutual funds, other financial institutions, and fintech companies, some of which are not subject to the same degree of regulation and restrictions imposed upon us. See “Risk Factors—Risks Relating to Our Business—We face significant competition to attract and retain customers and clients, which could adversely affect our growth and profitability.”

Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and non-traditional alternatives. The primary factors driving commercial and consumer competition for loans and deposits are the interest rates, the fees charged, the levels of customer service and the range of products and services offered. In addition, other competitive factors include the location and hours of our branches and ATMs/ITMs.

In addition to the terms of loans and deposits, we compete with other financial institutions with respect to the terms of swaps and letters of credit that we offer our customers and the fraud prevention products and other technological aspects of customers’ accounts that we provide, including compatibility with our commercial customers’ accounting systems.

Supervision and Regulation

Banking is a complex, highly regulated industry. Consequently, our growth and earnings performance can be affected, not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Federal Reserve Board (“Federal Reserve”), the Office of the Comptroller of the Currency (“OCC”), the Federal Deposit
Insurance Corporation (“FDIC”), the Consumer Financial Protection Bureau (“CFPB”), various state banking regulators, the Internal Revenue Service (“IRS”) and state taxing authorities. The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.

The primary goals of the bank regulatory structure are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of those goals, the U.S. Congress and the individual states have created numerous regulatory agencies and enacted numerous laws and regulations that govern banks and the banking industry. The system of supervision and regulation applicable to the Company establishes a comprehensive framework for our operations and is intended primarily for the protection of the Deposit Insurance Fund (“DIF”), our depositors and the public, rather than our shareholders and creditors.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations impose additional supervisory obligations on banking organizations with $10.0 billion or more in total consolidated assets. The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”) was enacted in May 2018, which provided entities having less than $50.0 billion in consolidated assets, such as Cadence and Cadence Bank, with relief from several requirements of the Dodd-Frank Act, including the annual company-run stress testing.

The following summarizes some of the relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

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

Activities Closely Related to Banking

The BHC Act permits a financial holding company (an “FHC”), such as Cadence, to engage in a broader set of activities, including insurance underwriting and broker-dealer services, as well as activities that are jointly determined by the Federal Reserve and the Treasury Department to be financial in nature or incidental to such financial activity. FHCs may also engage in activities that are determined by the Federal Reserve to be complementary to financial activities. To qualify as an FHC, the bank holding company and all subsidiary depository institutions must be well managed and well capitalized. Additionally, each subsidiary depository institution of the bank holding company must have received at least a “Satisfactory” rating on its most recent Community Reinvestment Act of 1977 (“CRA”) examination. Failure to meet any of these requirements may result in limitations on activities and acquisitions.

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

Limitations on the Bank paying dividends could, in turn, affect our ability to pay dividends to our shareholders. For more information concerning the Bank’s ability to pay dividends, see “Bank Regulation” below.

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the Volcker Rule, prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” In December 2013, the federal banking agencies, the SEC, and the Commodities Futures Trading Commission, finalized a regulation to implement the Volcker Rule. After the enactment of the EGRRCPA in May 2018, Volcker Rule limitations apply to banking entities with $10.0 billion or more in total consolidated assets. Under the Volcker Rule implementing regulations, banking entities had until January 1, 2021, to conform its investments and implement the required compliance plan. As of January 1, 2021, we were in compliance with these limitations and we also have a compliance plan structured with our level of trading.

Regulatory Capital

Cadence and Cadence Bank are each required to comply with applicable capital adequacy standards established by the federal banking agencies. Under the Basel III Rules implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act, we are subject to the following risk-based capital ratios: Common Equity Tier 1 risk-based ratio (“CET1”), Tier 1 risk-based based capital ratio, which consists of CET1 and additional Tier 1 capital, and a total capital ratio, which consists of Tier 1 capital and Tier 2 capital. CET1 is primarily comprised of common stock and related surplus net of treasury stock and retained earnings, less certain adjustments and deductions. For more information, see the “Regulatory Capital” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. FHCs and banks are also required to comply with minimum leverage capital requirements. These requirements provide for a minimum ratio of Tier 1 capital to quarterly average tangible assets of 4.0%.

Effective January 1, 2019, the capital rules require a capital conservation buffer of 2.5% above each of the minimum capital ratio requirements, which is designed to absorb losses during period of economic stress. This buffer requirement must be met for the bank or bank holding company to be able to pay dividends, repurchase its stock, and make certain discretionary incentive compensation payments to executive management without restriction.

As of December 31, 2020, the Bank exceeded the capital levels required to be deemed well capitalized.

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

In March 2020, the federal banking agencies issued an interim final rule (followed in August 2020 by a final rule) that provides banking organizations with an option to delay for two years an estimate of the CECL accounting standard's effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. The agencies granted this relief to allow institutions to focus on lending to customers in light of recent strains on the U.S economy due to COVID-19, while also maintaining the quality of regulatory capital. Under the final rule, 100% of the CECL Day 1 impact and 25% of subsequent provisions for credit losses (“Day 2” impacts) will be deferred over a two-year year period ending January 1, 2022, at which time this deferred amount will be phased in on a pro rata basis over a three-year period ending January 2025. We elected this alternative option instead of the one described in the December 2018 rule previously issued by banking agencies.

Acquisitions by Bank Holding Companies

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (1) acquiring more than 5% of any class of voting stock of any bank or other bank holding company, (2) acquiring all or substantially all of the assets of any bank or bank holding company, or (3) merging or consolidating with any other bank holding company. Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy. As a result of the USA PATRIOT Act of 2001, the Federal Reserve is required to consider the record of a bank holding company and its subsidiary bank(s) in combating money laundering activities in its evaluation of bank holding company merger or acquisition transactions. The Dodd-Frank Act also amended the BHC Act to require consideration of the extent to which a proposed acquisition, merger or consolidation would result in greater or more concentrated risks to the stability of the U.S. banking or financial system.

Bank Regulation

Cadence Bank

Cadence Bank is a national banking association, which is subject to regulation and supervision primarily by the OCC and secondarily by the Federal Reserve, the FDIC, and the Consumer Financial Protection Bureau (“CFPB”). Cadence Bank is subject to requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank.

The OCC regularly examines the Bank. The FDIC and CFPB may also periodically examine and evaluate insured banks.

Standards for Safety and Soundness

As part of the FDIC Improvement Act’s (“FDICIA”) efforts to promote the safety and soundness of depository institutions and their holding companies, the federal banking regulators are required to have in place regulations specifying operational and management standards (addressing internal controls, loan documentation, credit underwriting and interest rate risk), asset quality and earnings. As discussed above, the Federal Reserve, the OCC, the FDIC, and the CFPB have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution that it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties of up to $1.0 million per day, issue cease-and-desist or removal orders, seek injunctions and publicly disclose such actions.

Under regulations controlling national banks, the payment of any dividends by a bank without prior approval of the OCC is limited to the current year’s net profits (as defined by the OCC) and retained net profits of the two preceding years. Due to the effects on the Bank’s retained profits from the recognition of the non-cash goodwill impairment charge in the first quarter of 2020 and the net loss in the second quarter of 2020, the Bank is currently required to seek prior approval of the OCC to pay dividends to the holding company.

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

The CARES Act and Initiatives Related to COVID-19

 In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020 to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as Cadence and Cadence Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies. Furthermore, as the ongoing COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact additional supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. The Company continues to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

Capital Adequacy

In addition to the capital rules applicable to both banks and bank holding companies discussed above, under the prompt corrective action regulations, the federal bank regulators are required and authorized to take supervisory actions against undercapitalized banks. For this purpose, a bank is placed in one of five categories based on the bank’s capital: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The quantitative requirements for well capitalized are: 5% leverage capital, 6.5% common equity Tier 1 capital, 8% Tier 1 capital and 10% total capital. As of December 31, 2020, the Bank exceeded the capital levels required to be deemed well capitalized.

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, banking regulators must appoint a receiver or conservator for an institution that is “critically undercapitalized.” The federal banking agencies have specified by regulation the relevant capital level for each category. An institution that is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency, which, for Cadence Bank, is the OCC.

Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and other restrictions on our business.

Deposit Insurance

The FDIC insures the deposits of federally insured banks up to prescribed statutory limits for each depositor, through the Deposit Insurance Fund (the “DIF”) and safeguards the safety and soundness of the banking and thrift industries. The Dodd-Frank Act permanently raised the standard maximum deposit insurance amount to $250,000.

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

Consumer Financial Protection Bureau (“CFPB”)

The Dodd-Frank Act created the CFPB, which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority under the consumer financial protection laws with respect to depository institutions with $10.0 billion or more in assets. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. As noted above, the Company and Cadence Bank are subject to examination by the CFPB.

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

Financial Privacy and Cybersecurity

The federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties, including provisions of the Gramm-Leach-Bliley Act dealing with privacy for nonpublic personal information of individual customers. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

The federal banking agencies regularly issue guidance regarding cybersecurity intended to enhance cyber risk management standards among financial institutions. A financial institution is expected to establish multiple lines of defense and to ensure their risk management processes address the risk posed by comprised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. A financial institution’s management is expected to maintain sufficient business continuity processes to effectively respond and recover the institution’s operations after a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to a cyber-attack. If we fail to observe this guidance, we could be subject to various regulatory sanctions, including financial penalties. The Cadence Information Security Program reflects the requirements of this guidance.

State regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. In June 2018, the California legislature passed the California Consumer Privacy Act of 2018 (the “CCPA”), which took effect on January 1, 2020. The CCPA, which covers businesses that obtain or access personal information on California resident consumers, grants consumers enhanced privacy rights and control over their personal information and imposes significant requirements on covered companies with respect to consumer data privacy rights. Some of the rights afforded to California resident consumers also extend to California employees, though the California legislature exempted certain employee information and employer usage from some of the act’s provisions until at least January 1, 2021. Other states have implemented, or are considering, similar privacy laws. We expect this trend of state-level activity to continue and are monitoring developments in the states in which we operate.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. See “Risks Relating to Our Business – Operational Risks” for a further discussion of risks related to cybersecurity.

In January 2021, it was reported that the information systems at numerous government agencies, including the U.S. Treasury and Commerce Departments, were compromised by a supply chain attack on SolarWinds, a security vendor whose software is utilized by over 300,000 customers, including the federal government, the U.S. military and a range of private sector companies, including Cadence, to monitor the health of their IT networks. The systems of many SolarWinds customers experienced a highly sophisticated, manual supply chain attack through malware installed on the SolarWinds Orion® Platform. As a result of this compromise, multiple federal and industry regulatory authorities issued directives and advisories.

Cadence is aware of the SolarWinds supply chain attack and has reviewed the cybersecurity recommendations provided by SolarWinds. No malicious activity has been observed to date on the Cadence network. Cadence operates a multi-layered, widely distributed information security infrastructure and our security team is actively monitoring our environment using all the available tools based on available threat intelligence published by the DHS Cybersecurity and Infrastructure Security Agency, and others. Our SolarWinds infrastructure was immediately disconnected and isolated from the Cadence network. We are implementing additional recommended actions from SolarWinds on our affected infrastructure. Cadence continuously monitors its infrastructure for any malicious activity and will continue to monitor our numerous Threat Intelligence sources for any updates and further actions.

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

Community Reinvestment Act (“CRA”)

The CRA requires that the primary federal regulators evaluate the record of each financial institution within their respective jurisdictions in meeting the credit needs of its local community, including low and moderate-income neighborhoods. The performance of a financial institution in meeting the credit needs of its community is a factor that must be taken into consideration when the federal banking agencies evaluate applications related to mergers and acquisitions, as well as branch openings and relocations. Additionally, financial institutions must publicly disclose the terms of various CRA-related agreements.

Failure to adequately meet the credit needs of our community in accordance with the CRA could prevent us from pursuing our business strategy. Any CRA rating below “Satisfactory” for the Bank could restrict the Company’s ability to undertake certain activities, including any merger or acquisition that our management and Board of Directors may otherwise desire to pursue, and may prevent or materially delay the consummation of future mergers or acquisitions or the opening of new branch locations, until the Bank’s rating improves. In addition, as described above, an FHC faces limitations on activities and acquisitions if its subsidiary depository institutions do not have at least a “Satisfactory” CRA rating. Our latest CRA rating assessment period was January 1, 2015 through December 31, 2018, for which our public CRA rating was “Satisfactory.”

In June 2020, the OCC adopted a final rule to update, strengthen and modernize the regulatory framework implementing the CRA by: clarifying and expanding the activities that qualify for CRA credit; updating where activities count for CRA credit; creating a more consistent and objective method for evaluating CRA performance; and providing for more timely and transparent CRA-related data collection, recordkeeping, and reporting. Banks subject to the general performance standards, including Cadence Bank, must comply with the new CRA framework by January 1, 2023.

Commercial Real Estate Lending Concentration Regulations

The federal banking agencies have promulgated guidance governing concentrations in commercial real estate lending for financial institutions. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing and increasing capital requirements. Cadence Bank has never exceeded these thresholds, therefore we have not been subject to the heightened risk management practices.

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

Human Capital

We recognize that our most valuable asset is our people. One of our top strategic priorities is the retention and development of our talent. This includes providing career development opportunities for all associates; increasing our diversity, equity, and inclusion; training our next generation of leaders; and succession planning. Our goal each day is to create an environment that makes Cadence Bank a great place to work.

Recruiting

Our recruiting practices and hiring decisions are among our most important activities. In order to build a more talented and diverse organization, we do not rely only on our individual network for recruiting, instead, we utilize social media, local job fairs and educational organizations across the United States to find diverse, motivated and qualified employees.

Core Values and Culture

Fostering and maintaining a strong, healthy culture is a key strategic focus. Our core values reflect who we are and the way our employees interact with one another, our customers, partners and shareholders. The core values include “Do Right,” “Own Your Actions,” “Embrace We,” and “Fresh Thinking Welcomed Here.” “Do Right” focuses on doing right by customers, colleagues, and yourself. “Own Your Actions” means to be accountable for what works and what does not work. “Embrace We” encompasses the importance of bringing together a diverse group of professionals committed to customers, colleagues, and the community. “Fresh Thinking Welcomed Here” encourages us to challenge convention to find new and better ways to do things to separate us from our competition and best serve our clients. These core values drive the organization and our diversity, equity, and inclusion efforts.

Education and Training

We are dedicated to the continual training and development of our employees to ensure we can develop future managers and leaders from within our organization. Our training starts right at the beginning with on-boarding procedures that focus on safety, responsibility, ethical conduct and inclusive teamwork.

In addition to on-boarding training, we provide extensive ongoing training and career development focused on:

•	compliance with our Code of Business Conduct and Ethics;
•	laws and regulations applicable to our business;
•	skills and competencies directly related to employees’ job duties;
•	management skills necessary to develop our next generation of leaders and
•	responsibility for personal safety and the safety of fellow employees.

During 2020, we introduced our new leadership development program. This program included over 100 of our most promising associates who currently have a people management role and have shown the ability to progress within the organization for greater responsibility. This talent pipeline is integral to our succession planning. The development program has continued into 2021 when we will graduate our first class. During 2021 we expect to enhance diversity, equity and inclusion (“DEI”) training across the organization as well.

Health and Welfare

We support our employees’ and their families’ health by offering full medical, dental, and vision insurance for employees and their families, life insurance and long-term disability plans, and health and dependent care flexible spending accounts. We also provide our Employee Assistance Program (“EAP”), which includes confidential services that can help employees and their families with personal or work life issues. The EAP is available 24 hours a day, online or over the phone. During 2020 we expanded our benefits to include a new paid short-term leave. The short-term leave policy will be beneficial to any employee who needs extended time off for a medical procedure and will particularly benefit those on maternity leave. Health and welfare benefits provided to our associates have been enhanced each of the last two years and will be enhanced again in 2021. In 2020, we added telemedicine services prior to the pandemic onset, which proved very helpful to our associates. We also added a diabetes management program which has been beneficial to some of our associates. For 2021 we will be expanding our programs to include assistance in weight reduction for employees who are either prediabetic or obese.

Retirement

We provide a variety of resources and services to help our employees prepare for retirement. We provide a 401(k) plan with a wide variety of investment options and a company match. We also provide our Employee Stock Purchase Plan that offers our associates the opportunity to purchase shares of Cadence common stock at a discount to the market price using after-tax payroll deductions.

Diversity, Equity and Inclusion (“DEI”)

We have taken steps to expand our role as an employer that champions diversity, equity, and inclusion. We believe diversity is not about how we differ; it is about how we embrace one another’s differences and become the change we want to see in the world. Inclusion is diversity’s seat at the table while equity ensures we are all valued fairly.

Our DEI efforts at Cadence are grounded solidly in our core values: Do Right, Own It, Embrace We and Fresh Thinking Welcome Here. Key focus areas include:

•	Race, Power & Privilege
•	Strategic Purpose & Partnerships
•	Impediments to Inclusion and Culture Competence
•	Conscious Bias Training
•	Empowering Women in the Workplace
•	Allyship
•	Measuring the Impact of Diversity & Inclusion

The Diversity, Equity and Inclusion Council is a multi-cultural group of associates from varying levels and departments within the organization, nominated by management and their peers and serve voluntarily. The Council is chaired by our Chief Diversity Officer. The Council will abide by the following mission statement:

Powered by Cadence’s core values of Embrace We, Do Right, Own It and Fresh Thinking, we consciously foster a diverse, equitable and inclusive workforce with a shared commitment to collaborative innovation, sustainable growth and positive progress for our associates, clients, communities, shareholders and vendors.

We have also created Diversity, Equity and Inclusion Council subcommittees to further carryout the goals of the Council.

We measure gender and diversity demographic levels by business and function and are placing a more targeted focus on our incoming college graduate pipeline and branch operations roles to improve overall representation. In 2020, we introduced a diversity scorecard to be utilized to track the level of diversity within our organization. The scorecard is provided to our Board of Directors quarterly to track progress in adding diversity at higher levels of the organization. Additionally, we began reporting on all key positions recruited during the period, and the number of diverse candidates included in our interview pool. During 2021, we expect our Chief Diversity Officer to enhance this reporting.

At December 31, 2020, 65% of our workforce was comprised of females and 31% of our workforce was comprised of people of color. Our Board of Directors includes three females (representing 33% of directors), two of which are persons of color (representing 22% of directors). Our executive officers include three females (representing 29% of section 16 executive officers). In our most senior management group, 28% are either women or people of color.

The following table contains our Diversity Dashboard as of the dates indicated (numbers represent actual number of employees):

	December 31, 2020				December 31, 2019
Level	Nonminority Female	Minority Female	Minority Male	Total	Nonminority Female	Minority Female	Minority Male	Total
Executives and senior managers	23	5	6	110	25	3	6	114
First and mid-level managers	161	57	28	363	162	44	28	347
Professional	152	88	35	383	160	85	35	375
Sales workers	260	119	34	523	306	137	34	602
Technician	15	6	24	93	14	5	24	72
Administrative support	163	135	24	346	167	134	24	354
	774	410	151	1,818	834	408	151	1,864

We also include information on DEI in our Cadence Bancorporation Human Rights Statement and our Cadence Bancorporation Statement of Corporate Social Responsibility, both of which can be found on our Investor Relations web site under www.cadencebancorporation.com/governance/documents.

Employee Metrics

None of our employees is represented by any collective bargaining unit or is a party to a collective bargaining agreement. We believe that our relations with our employees are good. We regularly survey our employees regarding their level of engagement, company culture, and other metrics that would indicate their satisfaction with employment at Cadence Bank. Based on the surveys, we develop plans to actively respond to any opportunities identified.

The following table presents our full-time equivalent employees by business segment as of the dates indicated.

Segments	December 31, 2020	December 31, 2019	Change

Banking	961	1,056	(9.0)%
Financial services	116	119	(2.5)%
Corporate	731	680	7.5%
Consolidated	1,808	1,855	(2.6)%

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

Public Health and COVID-19

The COVID-19 pandemic is adversely affecting us and our customers, counterparties, employees, and third-party service providers, and the continued adverse impacts on our business, financial position, results of operations, and prospects could be significant.

The spread of COVID-19 has created a global public-health crisis that has resulted in widespread volatility and deteriorations in household, business, economic, and market conditions. The extent of the impact of the COVID-19 pandemic on the Company’s capital, liquidity, financial condition, and results of operations during 2020 include:

•

A goodwill impairment charge of $443.7 million, recognized in the first quarter of 2020, primarily caused by economic and industry conditions resulting from COVID-19. At December 31, 2020, our remaining goodwill totaled $43.1 million.

•

Provision for credit losses of $278.0 million for 2020, primarily caused by the adoption of the CECL accounting standard and the forecasted effects of COVID-19 on the various loan segments due to worsening economic conditions. Because of CECL, our financial results may be negatively affected as soon as weak or deteriorating economic conditions are forecasted and alter our expectations for credit losses. In addition, due to the expansion of the time horizon over which we are required to estimate future credit losses under CECL, we may experience increased volatility in our future provisions for credit losses.

•

Hedge income of $169.2 million recognized in the fourth quarter of 2020, which resulted from a partial accounting ineffectiveness determination that resulted from a decline of hedge eligible loans due to the economic impact of COVID-19.

•

Loans decreased by 2.0% during 2020, resulting from decreased loan originations due in part to the economic impacts from COVID-19. This decrease was partially mitigated by outstanding Paycheck Protection Program (“PPP”) loans which were $938.0 million at December 31, 2020.

•	Deposits increased by 8.9% during 2020 due to corporate customer increases in liquidity in the current economic environment and broader impacts of fiscal stimulus.

The specific effects of the pandemic noted above are discussed and described in more detail throughout Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The extent of the impact of COVID-19 on the Company’s future capital, liquidity, and other financial positions and on its business, results of operations, and prospects will depend on a number of evolving factors, including:

•

The duration, extent, and severity of the COVID-19 pandemic. COVID-19 is not yet contained and could affect significantly more households and businesses. The duration and severity of the COVID-19 pandemic continue to be impossible to accurately predict.

•

The response of governmental and nongovernmental authorities. The actions of many governmental and nongovernmental authorities have been directed toward curtailing household and business activity to contain COVID-19 while simultaneously deploying fiscal- and monetary-policy measures to partially mitigate the adverse effects on individual households and businesses. These actions are not always coordinated or consistent across jurisdictions but, in general, have rapidly expanded in scope and intensity.

•

The effect on the Company’s customers, counterparties, employees, and third-party service providers. COVID-19 and its associated consequences and uncertainties have affected individuals, households, and businesses differently and unevenly. The COVID-19 pandemic had an impact on our operations, financial condition and results of operations during 2020, and we expect that the virus will continue to have an impact on the business, financial condition, and results of operations of the Company and its customers during 2021. In order to protect the health of our customers and employees, and to comply with applicable government directives, we have modified our business practices, including restricting employee travel, asking employees to work from home insofar as is possible, cancelling in-person meetings and implementing our business continuity plans and protocols to the extent necessary. We may take further such actions that we determine are in the best interest of our employees, customers and communities or as may be required by government order. These actions in response to the COVID-19 pandemic, and similar actions by our vendors and business partners, have not materially impaired our ability to support our employees, conduct our business and serve our customers, but there is no assurance that these actions will be sufficient to successfully mitigate the risks presented by COVID-19 or that our ability to operate will not be materially affected going forward.

•

CARES Act and Consolidated Appropriations Act 2021 (“CAA”). In response to the pandemic, we have also enacted assistance for customers affected by COVID-19, including fee and penalty waivers, loan deferrals or other scenarios that may help our customers. Furthermore, in an effort to support our communities during the pandemic, we are participating in the PPP under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding the loan at an unfavorable interest rate as compared to the loans to customers that we would have otherwise extended credit. Rules providing for forgiveness have been constantly evolving, including an automatic forgiveness if the amount of the PPP loan was not larger than a specified floor. The CAA was enacted on December 27, 2020 and includes nearly $900 billion in COVID-19 aid including taxpayer stimulus checks, enhanced federal unemployment benefits, an additional $284 billion in PPP loans, and other economic aid.

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

COVID-19 has also resulted in increased operational risks. A significant portion of our workforce has been working remotely, and the increased level of remote access creates additional cybersecurity risk and opportunities for cybercriminals to exploit vulnerabilities. Cybercriminals may increase their attempts to compromise business emails, including an increase in phishing attempts, and fraudulent vendors or other parties may view the pandemic as an opportunity to prey upon consumers and businesses during this time. The increase in online and remote banking activities may also increase the risk of fraud in certain instances. Additionally, our third-party service providers have also been impacted by the pandemic and we may experience some disruption to certain services performed by vendors, which could adversely impact our business.

Credit Risk

We are highly subject to credit risk.

Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of, or interest on, a loan will not be repaid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which the loan may be repaid; proper loan underwriting; and changes in economic and industry conditions. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions. If the overall economic climate in the United States, generally, or our market areas, specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses. Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower’s ability both to properly evaluate changes in the supply and demand characteristics affecting their market for products and services and to effectively respond to those changes. Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property.

Our credit risk management practices and our credit approval, review and administrative practices may not adequately reduce credit risk, and our credit administration policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our allowance for credit losses (“ACL”). As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition and results of operations.

Our ACL may prove to be insufficient to absorb losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.

Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results. Our ACL is maintained at a level considered adequate by management to absorb expected credit losses based on our analysis of the quality of our loan portfolio, market environment and other factors we deem to be relevant to this analysis based upon relevant information available to us. The ACL contains provisions for expected losses relating to specific borrowing relationships, as well as expected life-of-loan losses in the loan portfolio and credit undertakings that are not specifically identified. The determination of the appropriate level of the ACL inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Although our management has established an ACL it believes is adequate to absorb expected losses in our loan portfolio, the allowance may not be adequate. We could sustain credit losses that are significantly higher than the amount of our ACL for a variety of reasons, including changes in economic, operating and other conditions within our markets, as well as changes in the financial condition, cash flows, and operations of our borrowers. In addition, regulatory agencies periodically review our ACL, the policies and procedures we use to determine the level of the allowance and the value attributed to nonperforming loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. Substantial increases in the ACL could have a material adverse effect on our business, financial condition and results of operations.

The security interest that we have in our clients’ assets may not be sufficient to protect us from a partial or complete loss if we are required to foreclose.

Our loans are often secured by a lien on specified collateral of our clients. However, the collateral may not protect us from suffering a loss if we foreclose on the collateral. Factors that could reduce the value of the collateral that we have a security interest in include:

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

As of December 31, 2020, approximately $10.2 billion or 80% of our loan portfolio was comprised of commercial loans. Because payments on these loans are often dependent on the successful operation or development of the property or business involved, their repayment is sensitive to adverse conditions in the real estate market and the general economy. Accordingly, downturns in the real estate market and economy increase the risk related to commercial loans, particularly commercial real estate loans. Commercial loans are also subject to loan specific risks, including risks associated with construction, cost overruns, project completion risk, general contractor credit risk and risks associated with the ultimate sale or use of the completed construction. If a decline in economic conditions, natural disasters affecting commercial development or other issues cause difficulties for our borrowers of these types of business loans, if we fail to evaluate the credit of these loans accurately when we underwrite them or if we do not continue to monitor adequately the performance of these loans, our lending portfolio could experience delinquencies, defaults and credit losses that could have a material adverse effect on our business, financial condition or results of operations.

Our loan portfolio has significant concentration in energy and our specialized industries.

Much of our lending activity is concentrated in energy and our specialized industries. As of December 31, 2020, we had a total of $1.5 billion of loans, or 12.0% of our total loans, to companies operating in the restaurant and healthcare industries, and $1.3 billion, or 10.3%, to companies operating in the energy sector. These industries and businesses are sensitive to economic conditions and complex factors (such as supply chain factors), which may expose us to the risk of economic downturns and other risks unique to these industries. Oil prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond our control. Factors that contribute to price fluctuations include instability in oil-producing regions, worldwide economic conditions, weather conditions, the supply and price of domestic and foreign oil, natural gas and natural gas liquids, consumer demand, the price and availability of alternative fuels, the proximity to, and capacity of, transportation facilities and the effect of worldwide energy conservation measures. Adverse economic conditions or business conditions relating to these industries could negatively impact our operating results more than if our loan portfolio was not concentrated in these industries.

The ACL allocated to the Energy portfolio was $32.3 million or 2.46% of the energy portfolio at December 31, 2020, compared to $12.7 million or 0.89% as of December 31, 2019 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Provision for Credit Losses” and “—Allowance for Credit Losses”). As of December 31, 2020, we had $20.2 million of nonperforming energy credits compared to $9.8 million of nonperforming energy credits as of December 31, 2019. In addition, 19.3% of the energy portfolio was criticized as of December 31, 2020 compared to 6.7% at December 31, 2019. The increases in nonperforming and criticized energy credits is due to stress in the sector that resulted from the significant decline in demand due to the COVID-19 pandemic. As of December 31, 2020, there were approximately $76.2 million in PPP loans outstanding in the Energy portfolio.

The Restaurant portfolio is one of the components of our specialized industries. The Restaurant portfolio has experienced increases in nonperforming loans and charge-offs during 2020 and 2019 as certain customers have faced difficulties dealing with market pressures on employee compensation and increased competition, and more recently, the significant effects of COVID-19. Dining room closures and restrictions have required restaurants to adjust their business and labor models accordingly, although many of our QSR customers are experiencing meaningful drive-through and pick-up business. Our Full-Service portfolio is the most stressed segment of the portfolio with continued uncertainty and inconsistencies in dining-room re-openings or capacity across the country.

Sustained low oil prices, volatility in oil prices and downturns in the energy industry, including in Texas, could materially and adversely affect us.

As of December 31, 2020, energy lending comprised approximately 10% of our loan portfolio. The economy in Texas has dependence on the energy industry. A downturn or lack of growth in the energy industry and energy-related business, including sustained low oil prices or the failure of oil prices to rise in the future, could adversely affect our results of operations and financial condition. The economic impacts of COVID-19 resulted in pricing pressure on oil and gas which lead to increased credit stress in our energy portfolio, increased losses associated with our energy portfolio, increased utilization of our contractual obligations to extend credit and weaker demand for energy lending. These factors and general uncertainty resulting from continued volatility could have other future adverse impacts such as job losses in industries tied to energy, increased spending habits, lower borrowing needs, higher transaction deposit balances or a number of other effects that are difficult to isolate or quantify, particularly in states with significant dependence on the energy industry such as Texas, all of which could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our loan portfolio is comprised of loan participations and SNC’s, which could have a material adverse effect on our ability to monitor the lending relationships and lead to an increased risk of loss.

We participate in loans originated by other institutions and in SNC’s, broadly defined as loans to larger institutions by a group of participating lenders where the client’s needs are larger than any individual lender can prudently provide, and in which other lenders serve as the agent bank. Additionally, our specialized industries lending includes larger, national companies that tend to be served through SNC’s. As of December 31, 2020, $2.3 billion, or approximately 18% of our total loans, consisted of participations or SNC’s. For the vast majority of SNC’s, we are not the lead bank. Our reduced control over the monitoring and management of these relationships could lead to increased risk of loss, which could have a material adverse effect on our results of operations.

The amount of nonperforming and criticized assets may adversely affect our results of operations and financial condition.

At December 31, 2020 and 2019, we had nonperforming assets of $157.8 million and $125.5 million, respectively. Total criticized loans as of December 31, 2020 and 2019, were $871.7 million and $605.1 million, respectively. These increases in nonperforming assets and criticized loans resulted in increased provisions for credit losses, lost income, and additional expenses to maintain such assets which had a material adverse effect on our results of operations.

The fair value of our investment securities may decline.

As of December 31, 2020, the fair value of our investment securities portfolio was approximately $3.3 billion. Factors beyond our control can significantly influence the fair value of our securities and can cause adverse changes to the fair value of these securities. These factors include rating agency actions, defaults by or other adverse events affecting the issuer, lack of liquidity, changes in market interest rates, and continued instability in the capital markets. A prolonged decline in the fair value of our securities could result in an other-than-temporary impairment write-down, which would affect our results of operations.

Liquidity Risk

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

Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. Our access to deposits may be affected by the liquidity needs of our depositors. We depend on deposit account balances as our primary source of funding for our lending activities. A key part of our liquidity plan and funding strategy is to increase our deposit base as a source of funds. We might have difficulty replacing such funds in the future, especially if a large number of our depositors withdraw their accounts, regardless of the reason. Liquidity risk can increase due to a number of factors, including an over-reliance on a particular source of funding or market-wide phenomena such as market dislocation and major disasters. Our inability to raise funds through deposits, borrowings, the sale of loans or securities, and other sources could have a substantial negative effect on liquidity. Our access to funding sources in amounts adequate to finance our activities or on acceptable terms could be impaired by factors that affect our organization specifically or the financial services industry or economy in general. We rely on brokered deposits as a source of liquidity and generally target a brokered deposit to total deposit ratio of less than 15% to 20%. Brokered deposits may have a higher deposit cost compared to our core deposits. Factors that could detrimentally impact access to liquidity sources include, but are not limited to, a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated (including a downturn resulting from natural disasters affecting those markets) or adverse regulatory actions against us or changes in the liquidity needs of our depositors. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations (including any unfunded credit commitments), and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences.

We rely on customer deposits as a significant source of funding, and our deposits may decrease in the future.

We rely on customer deposits as a significant source of funding. Competition among U.S. banks and non-banks for customer deposits is intense and may increase the cost of deposits or prevent new deposits and may otherwise negatively affect our ability to grow our deposit base. Our deposit accounts may decrease in the future, and any such decrease could have a material adverse impact on our sources of funding. Any changes we make to the rates offered on our deposit products to remain competitive with other financial institutions may adversely affect our profitability. The demand for our deposit products may also be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, regulatory actions that decrease customer access to particular products or the availability of competing products. In addition, a portion of our deposits are brokered deposits. The levels of these types of deposits that we hold may be more volatile during changing economic conditions. At December 31, 2020, the median balance in our deposits accounts was approximately $5 thousand.

The borrowing needs of our clients may increase, especially during a challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit.

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. As of December 31, 2020, we had $4.5 billion in unfunded credit commitments to our clients. Actual borrowing needs of our clients may exceed our expectations for any numbers of reasons. This could adversely affect our liquidity, which could impair our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.

Our indebtedness could affect our ability to meet our obligations and may otherwise restrict our activities.

Our indebtedness could limit our ability to borrow money for funding loans, capital expenditures, debt service requirements or other corporate purposes; require us to dedicate a substantial portion of our cash flow to payments on our indebtedness; increase our vulnerability to general adverse economic and industry conditions; and limit our ability to respond to business opportunities, including growing our business through acquisitions. In addition, the instruments governing our indebtedness contain certain restrictive covenants including with respect to consolidating or merging the Company or the Bank into another entity or transferring substantially all of their respective assets or properties. Certain of the Company’s debt also contains restrictions on the Company’s ability to assign or grant a security interest in or otherwise dispose of any shares of the voting stock of the Bank. Failure to meet any of these covenants could result in an event of default under these agreements. If an event of default occurs under these agreements, the lenders could elect to declare all amounts outstanding under these agreements to be immediately due and payable.

As of December 31, 2020, the Company and its subsidiaries had $285.6 million of gross indebtedness ($50.6 million of which represents junior subordinated debt before purchase accounting adjustment). During 2021, borrowings will decrease by $90 million as we will call $40 million in subordinated notes as of March 11, 2021, and our $50 million senior notes are due on June 28, 2021. Total interest expense on all outstanding indebtedness was $16.8 million on a pre-tax basis for 2020. An increase in interest rates would increase our interest expense. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” Our principal source of funds for interest and repayment of our debt is dividends received directly from our subsidiaries, primarily the Bank. Federal and state statutes and regulations limit the amount of dividends that the Bank may pay to us, with or without regulatory approval. We may not receive dividends sufficient to fund our debt obligations. In addition, we may not be able to refinance our indebtedness on substantially similar terms, or at all, at or prior to the time that it comes due.

Market Risk

We are subject to interest rate risk.

The majority of our banking assets are subject to changes in interest rates. The principal component of our earnings is our net interest income, which is the difference between interest earned on interest-earning assets and interest paid on our interest-bearing liabilities. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. Many factors beyond our control impact interest rates, including economic conditions, governmental monetary policies, inflation, recession, unemployment, the money supply, and disorder and instability in domestic and foreign financial markets. Changes in monetary policies of the Federal Reserve could influence not only our net income but could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets and liabilities.

In any future declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. Interest rate increases often result in larger payment requirements for our floating interest rate borrowers, which increases the potential for default. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. An increase or decrease in interest rates may also require us to increase or decrease the interest rates that we pay on our deposits.

Changes in interest rates also can affect the value of loans, securities, and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to increases in nonperforming assets, charge-offs, further increases to the ACL, and a reduction of income recognized, among others, which could have a material adverse effect on our results of operations and cash flows.

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

Our fully tax equivalent total interest income for 2020 totaled $712.9 million compared to $861.8 million for 2019. This decrease is primarily the result of decreases in interest income on loans and on short-term investments partially offset by an increase in interest income on securities. The decrease in interest income on loans resulted from: decreased market interest rates caused by the economic slowdown resulting from the COVID-19 pandemic; the origination of $1.0 billion in Paycheck Protection Program (“PPP”) loans with an average yield of 2.50%; a decrease of 30.9% in accretion on acquired loans due to the declining balance of those loans; and a decrease in average loan balances due to payoffs and paydowns. We recognized $65.3 million in hedge income during 2020 which partially offset the decline in interest rates and average balances. Additionally, our interest expense for 2020 and 2019 was $92.2 million and $208.9 million, respectively, a decrease of $116.7 million as we achieved record low-deposit costs and record high levels of non-interest bearing deposits during 2020. Our cost of interest-bearing deposits decreased to 0.70% for 2020 compared to 1.68% for 2019. Due to this decrease and an increase of $1.2 billion or 34.0% in noninterest bearing deposits, our cost of total deposits decreased to 0.49% in 2020 from 1.29% in 2019. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk” and “ —Net Interest Income” for additional information.

The geographic concentration of our markets in Texas and the southeast United States makes our business susceptible to local economic conditions, local adverse weather events, public health issues, and other events which could have an adverse effect on our business or results of operations.

Unlike larger financial institutions that are nationally diversified, we are a regional banking franchise concentrated in Texas and the southeast United States. A deterioration in local economic conditions in these markets could have a material adverse effect on the quality of our portfolio, the demand for our products and services, the ability of borrowers to timely repay loans, and the value of the collateral securing loans. If the population, employment or income growth in one of our markets is negative or slower than projected, income levels, deposits, and performing loans could be adversely impacted. Our markets are also susceptible to severe weather. The occurrence of adverse weather and natural or man-made disasters could destroy or cause a decline in the value of assets that serve as our collateral and increase the risk of delinquencies, defaults, foreclosures and losses on our loans, damage our banking facilities and offices, negatively impact regional economic conditions, result in a decline in local loan demand, loan originations and deposit availability and negatively impact the implementation of our growth strategy. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

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

Strategic Risk

We face significant competition to attract and retain customers and clients, which could adversely affect our growth and profitability.

We operate in the highly competitive banking industry and face significant competition in originating loans, attracting deposits and providing other financial services for customers. Many of our competitors are significantly larger and have significantly more resources, greater name recognition, larger market share, and more extensive and established branch networks than we do. Because of their scale, many of these competitors can be more aggressive than we can on loan and deposit pricing. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. In addition, they may maintain a wider range of product offerings than we do, including more technology-based banking tools. We expect competition to continue to intensify due to financial institution consolidation; legislative, regulatory and technological changes; and the emergence of alternative banking sources.

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

We may not be able to manage our growth effectively, which could adversely affect our profitability and financial condition.

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

To manage our growth and maintain adequate information and reporting systems within our organization, we must identify, hire and retain qualified associates, particularly in the accounting and operational areas of our business. We must also successfully implement improvements to, or integrate, our management information and control systems, procedures and processes in an efficient or timely manner and identify deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in loan volume in various markets and the infrastructure that comes with expanding operations, including new branches. Our growth strategy may divert management from our existing franchises and may require us to incur additional expenditures to expand our administrative and operational infrastructure. If we are unable to effectively manage and grow our banking franchise, we may experience compliance and 4 problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could materially and adversely affect our business, financial condition, results of operations and future prospects.

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

We regularly consider potential acquisition opportunities that we believe would support our businesses and enhance our profitability. If we do pursue acquisitions, we may have difficulty executing and may not realize the anticipated benefits of any transaction we complete. Any of the foregoing matters could materially and adversely affect us.

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

If the goodwill that we record in connection with a business acquisition becomes impaired, it could require a charge to earnings.

Goodwill represents the amount by which the purchase price exceeds the fair value of net assets acquired in a business combination. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.

We evaluate goodwill for impairment by comparing the estimated fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. Factors that could cause an impairment charge include adverse changes to macroeconomic conditions, declines in the profitability of the reporting unit, or declines in the tangible book value of the reporting unit. We recorded an impairment charge of $443.7 million in the first quarter of 2020 to our bank reporting unit. Future evaluations of goodwill may result in impairment and additional losses, which could have a material adverse effect on our business, financial condition and results of operations.

Operational Risk

We are subject to certain operational risks, including, but not limited to, employee or customer fraud, employee errors, and data processing system failures and errors.

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

We offer certain third-party wealth management products which could experience significant declines in value subjecting us to reputational damage and litigation risk.

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

We may be adversely impacted by the transition from LIBOR as a reference rate.

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

In particular, regulators, industry groups and certain committees, e.g., the Alternative Reference Rates Committee (“ARRC”), have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.

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

We have formed a cross-functional project team to manage the assessment, identification, and resolution of risks and potential issues related to the transition from LIBOR to a replacement index. This team reports to the Asset Liability Committee (“ALCO”) and Enterprise Risk Management Committee, who provide regular reports to the Board of Directors.

As part of our transition, we have identified approximately 35.2% of our assets and 1.3% of our liabilities and equity as being tied to LIBOR, with 28.2% of our assets and 1.3% of our liabilities and equity having a maturity date beyond 2021. We have begun remediation plans that include standardization of fallback language in all new contracts, solicitation from existing customers of rate index and spread amendments prior to LIBOR transition, providing customers with at least three options on alternative rate indexes of Prime, Ameribor, and SOFR, and adopting ISDA protocols for derivative contracts.

At this time, we do not anticipate any changes with our outstanding cash flow hedges because the ARRC convened by the Federal Reserve has already approved the Secured Overnight Financing Rate (“SOFR”) as a replacement index for LIBOR and we anticipate sufficient SOFR loans will be available to hedge at transition. For the terminated collar, the timing of future forecasted income from other comprehensive income may be further accelerated as our loans could migrate to an index not qualified by FASB as a replacement for LIBOR.

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

Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems, third-party servicers and financial intermediaries. We outsource many of our major systems, such as data processing, loan servicing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations and we could experience difficulty in implementing replacement solutions. In many cases, our operations rely heavily on the secure processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. In addition, we interact with and rely on financial counterparties, regulators and retailers for whom we process transactions. Each of these third parties may be targets of the same types of fraudulent activity, computer break-ins and other cybersecurity breaches described in the immediately preceding risk factor, and the cybersecurity measures that they maintain to mitigate the risk of such activity may be different than our own.

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

We continually encounter technological changes, and if we are unable to stay current with those changes, we may not be able to effectively compete.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. Our future success depends, in part, upon our ability to stay current with technological changes. Many of our competitors have substantially greater resources to invest in technological improvements than we do. As a result, they may be able to offer additional or superior products to those that we will be able to provide, which would put us at a competitive disadvantage. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays, may cause us to fail to comply with applicable laws, and may cause us to incur additional expenses, which may be substantial. Failure to successfully keep pace with technological change affecting the financial services industry and avoid interruptions, errors and delays could have a material adverse effect on our business, financial condition or results of operations.

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

Risks Relating to the Regulation of Our Industry

Regulatory Risk

The banking industry is highly regulated, and current and future legislative or regulatory changes could have a significant adverse effect on our business, financial condition, or results of operations.

As a financial holding company, we are subject to extensive federal supervision and regulation. Federal regulation of the banking industry, along with tax and accounting laws, regulations, rules and standards, limit our operations significantly and control the methods by which we conduct business. In addition, compliance with laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. Many of these regulations are intended to protect depositors, customers, the public, the banking system as a whole or the FDIC deposit insurance fund, not shareholders. Regulatory requirements and discretion affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. There are laws and regulations which restrict transactions between us and our subsidiaries. These requirements may constrain our operations, and the adoption of new laws and changes to or repeal of existing laws may have a further impact on our business, financial condition, results of operations and future prospects. The burdens imposed by federal and state regulations place banks at a competitive disadvantage compared to non-bank competitors. We are also subject to requirements with respect to the confidentiality of information obtained from clients concerning their identities, business and personal financial information, employment, and other matters. We require our personnel to agree to keep all such information confidential and we monitor compliance. Failure to comply with confidentiality requirements could result in material liability and adversely affect our business, financial condition, results of operations and future prospects.

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

Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets. The Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was enacted in 2018 and provides certain limited amendments to the Dodd-Frank Act as well as other modifications to certain post-crisis regulatory requirements. The EGRRCPA has decreased the overall regulatory burden on institutions like Cadence.

As a result of our total assets exceeding $10 billion, we and Cadence Bank: are required to have a dedicated risk committee of our Board of Directors responsible for overseeing our enterprise-risk management policies that includes at least one risk management expert; are subject to more frequent regulatory examinations; and are subject to examination for compliance with federal consumer protection laws by the CFPB. We established a dedicated risk committee of the Board prior to reaching $10 billion in total assets in 2018 and were already subject to more frequent examinations because we were part of the OCC mid-size bank group.

Regulatory initiatives regarding bank capital requirements may require heightened capital.

Cadence and Cadence Bank are subject to risk-based and leverage capital requirements under the BASEL III capital rules. We must maintain certain risk-based and leverage capital ratios as required by our banking regulators, which can change depending on economic conditions and our particular condition, risk profile, growth plans, and regulatory capital guidelines. Failure to meet minimum capital guidelines and/or other regulatory requirements can subject the Company and the Bank to certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s consolidated financial statements. Additional information, including the Company’s and Bank’s compliance with applicable capital adequacy standards is provided in “Note 15 to the Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Shareholders’ Equity.”

In March 2020, the Basel Committee on Banking Supervision announced that it will delay the implementation of outstanding capital standards, commonly referred to as “Basel IV”, to allow banks to focus their resources on navigating the COVID-19 pandemic. The standards, originally set to be implemented on January 1, 2022, will now have an implementation date of January 1, 2023.

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

The Federal Reserve may require us to commit additional capital resources to support Cadence Bank.

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, claims based on any such commitment will be entitled to priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the bank holding company to make the required capital injection becomes more difficult and expensive and could have a material adverse effect on our business, financial condition and results of operations.

Compliance Risk

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

General Risk Factors

Economic Conditions

The fiscal and monetary policies of the U.S. government could have a material adverse effect on our results of operations.

Our business is significantly affected by fiscal and monetary policies of the U.S. federal government and its agencies, particularly the Federal Reserve Board. Federal Reserve policies determine in large part the cost of funds for lending and investing and the returned earned on those loans and investments, both of which impact our net interest margin. Federal Reserve policies may also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans or could adversely create asset bubbles which result from prolonged periods of accommodative policy. This, in turn, may result in volatile markets and rapidly declining collateral values. The monetary policies of the Federal Reserve and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition and results of operations.

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

The market price of our Class A common stock may be highly volatile, which may make it difficult to sell shares at the volume, prices and times desired. There are many factors that may impact the market price and trading volume of our Class A common stock, including, without limitation:

•	actual or anticipated fluctuations in our operating results, financial condition or asset quality;
•	changes in economic or business conditions;
•	failure to meet market predictions of our earnings;
•	the effects of trade, monetary and fiscal policies of the federal government;
•

publication of research reports about us, our competitors, or the financial services industry generally, or changes in, or failure to meet, estimates made by securities analysts or ratings agencies of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;

•	operating and stock price performance of companies that investors deemed comparable to us;
•	future issuances of our Class A common stock or other securities;
•	additions or departures of key personnel;
•	changes in laws, regulations or policies affecting us;
•	perceptions in the marketplace regarding our competitors and/or us;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;
•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and
•	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our markets or the financial services industry.

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

Our authorized capital stock includes 300,000,000 shares of Class B non-voting common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. As of the date of the filing of this Annual Report with the SEC, we have no issued and outstanding shares of either our Class B non-voting common stock or our preferred stock. Our Board of Directors, in its sole discretion, may issue Class B non-voting common stock and one or more series of preferred stock. Subject to limitations imposed by our certificate of incorporation, our Board of Directors is empowered to determine, among other items, the number of shares for each series, the dividend rate for each series, the terms and conditions of any voting, conversion or exchange rights for each series, and the preferences and the relative rights for each series.

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

Our certificate of incorporation and bylaws include provisions that could impede a takeover of the Company.

Certain provisions of our certificate of incorporation and bylaws could delay, defer, or prevent a third party from acquiring control of our organization or conduct a proxy contest, even if those events were perceived by many of our shareholders as beneficial to their interests. These provisions:

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

These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including when our shareholders might otherwise receive a premium over the market price of our shares. At the 2020 Annual Shareholders Meeting, certain amendments to our certificate of incorporation and by-laws were approved by our shareholders. These amendments: (a) declassify the Board of Directors beginning in 2021, at which time each director on the ballot for election would be elected to a one-year term following the expiration of such director’s existing term (beginning in 2022) and (b) eliminate the requirement for a supermajority vote in order to amend the By-Laws and replace the requirement with a majority vote standard.

Shares of our Class A common stock are not deposits insured by the FDIC and are subject to risk of loss.

Shares of our Class A common stock are not deposit accounts and are not insured by the FDIC or any other government agency and are subject to investment risk, including the possible loss of your investment.

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

Other Risks

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

As a public company, we incur significant legal, accounting, insurance and other expenses. These costs and compliance with the rules of the SEC and the rules of the applicable stock exchange may further increase our legal and financial compliance costs and make some activities more time consuming and costly. SEC rules require that our Chief Executive Officer and Chief Financial Officer periodically certify the existence and effectiveness of our internal control over financial reporting and our independent registered public accounting firm will be required to attest to our assessment of our internal control over financial reporting. This process requires significant documentation of policies, procedures and systems, review of that documentation by our internal auditing and accounting staff and our outside independent registered public accounting firm and testing of our internal control over financial reporting by our internal auditing and accounting staff and our outside independent registered public accounting firm. This process involves considerable time and attention from management, which could prevent us from successfully implementing our business initiatives and improving our business, results of operations and financial condition, may strain our internal resources, and increases our operating costs.

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

We may be adversely affected by changes in U.S. tax laws

We are subject to federal and applicable state tax regulations. Such tax regulations are often complex and require interpretation and changes in these regulations could negatively impact our results of operations. In the normal course of business, we are routinely subject to examinations and challenges from federal and applicable state tax authorities regarding the amount of taxes due. Federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in our favor, they could have a material adverse effect on our results of operations.

We rely heavily on our management team and could be adversely affected by the unexpected loss of key personnel.

We are led by an experienced management team with substantial experience in the markets that we serve, and our operating strategy focuses on providing products and services through long-term relationship managers. Accordingly, our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, and we may be unsuccessful in locating key personnel with the combination of skills and attributes required to execute our business plan. We may not be successful in retaining our key employees, and the unexpected loss of key personnel, including our relationship managers, could also have a material adverse effect on our business because of their skills, knowledge of our market, industry experience, relationship-centric banking model, and the difficulty of promptly finding qualified replacement personnel.

Acts or threats of terrorism and political or military actions taken by the United States or other governments could adversely affect general economic or industry conditions.

Geopolitical conditions may affect our business. Acts or threats of terrorism and political or military actions taken by the United States or other governments, including in response to terrorism or similar activity, could have a material adverse effect on our business, financial condition, and results of operations.

We are required to make significant estimates and assumptions in the preparation of our financial statements. These estimates and assumptions may not be accurate and are subject to change.

The preparation of our consolidated financial statements in conformity with GAAP requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods. Critical estimates are made by management in determining, among other things, the accounting for business combinations, estimates of fair value, ACL and valuation of deferred tax assets. If our underlying estimates and assumptions prove to be incorrect or if events occur that require us to revise our previous estimates or assumptions, our financial condition and results of operations may be materially adversely affected.

We are subject to litigation, which could result in substantial judgment or settlement costs.

We may be involved from time to time in litigation matters in the ordinary course of business. While we believe that these litigation matters should not have a material adverse effect on our business, financial condition, results of operations or future prospects, we may be unable to successfully defend or resolve any current or future litigation matters, in which case those litigation matters could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our main office is located at 2800 Post Oak Boulevard, Suite 3800, Houston, Texas 77056. In addition to our main office, which is leased, as of December 31, 2020, we operate from 98 branch offices located in Alabama, Florida, Georgia, Mississippi, Tennessee, and Texas, of which 31 are leased, 79 are in free standing facilities, 78 provide for drive-up access, and most are equipped with ATMs. Additionally, throughout our footprint, we operate three operations centers (one leased, two owned), leased trust offices, leased mortgage offices, leased Linscomb & Williams offices, and leased lending offices with most of these located within our branch offices.

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

Market Information

Our Class A common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “CADE” since April 13, 2017. The NYSE is the principal U.S. market where our Class A common stock is traded.

Holders

There were 665 shareholders of record of the Company’s Class A common stock as of December 31, 2020.

Dividend Policy

During 2020, we declared one quarterly dividend of $0.175, two quarterly dividends of $0.05, and one quarterly dividend of $0.075 per share of our Class A common stock, for an annual total of $0.35 per share. On January 21, 2021, our Board of Directors declared a quarterly dividend of $0.15 per share of outstanding common stock, payable on February 12, 2021 to shareholders of record on the close of business on February 5, 2021.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2020 regarding total shares of Class A common stock subject to outstanding stock options and rights and total additional shares available for issuance under our existing equity incentive plans.

	(a)	(b)	(c)
Plan Category	Number of Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3)
Equity compensation plans approved by security holders	3,220,793	$20.43	3,514,131
Equity compensation plans not approved by security holders	—	—	—
Total	3,220,793	$20.43	3,514,131

(1)

This amount does not include 407,414 outstanding unvested performance-based restricted stock units (“RSU”) that will be earned if applicable performance goals are satisfied at the maximum attainment levels.

(2)	The calculation of weighted-average exercise price does not take into account awards of RSU, for which there is no exercise price.
(3)

This amount represents the number of shares available for future equity grants under the Amended and Restated Cadence Bancorporation 2015 Omnibus Incentive Plan. Excludes any shares issuable under the Cadence Bank 2013 Long-Term Incentive Plan, as we do not intend to use such plan for any future equity grants.

Issuer Purchases of Equity Securities

In October 2018, the Company’s Board of Directors authorized a share repurchase program in an amount of up to $50 million as part of the Company’s overall capital management strategies. On December 21, 2018, the Board approved an amendment to the repurchase program providing for the purchase of up to 4,310,000 shares not to exceed an aggregate purchase of $81 million, subject to receipt of required regulatory approvals. In July 2019, the Board authorized a new share repurchase program in an amount of up to $50 million which was increased by an additional $100 million on February 18, 2020. Due to the economic impacts from the COVID-19 pandemic, the share repurchase program was paused during the first quarter of 2020 and remained paused throughout the remainder of 2020 and expired in January 2021. On January 21, 2021, the Board of Directors of the Company authorized a share repurchase program providing for the purchase of shares of the Company’s Class A common stock for an aggregate purchase price of up to $200 million, subject to regulatory approvals which were subsequently received.

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

Index	04/13/17	12/31/17	12/31/18	12/31/19	12/31/20
Cadence Bancorporation	100.00	125.85	79.56	89.47	83.66
S&P 500 Index	100.00	116.43	111.33	146.38	173.31
KBW NASDAQ Regional Banking Index	100.00	112.10	92.48	114.50	104.53

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data for the years presented. The selected historical financial data as of and for each of the years in the period ended December 31, 2020 have been derived from our audited consolidated financial statements. The historical consolidated financial information presented below contains financial measures that are not presented in accordance with generally accepted accounting principles (“GAAP”) in effect in the United States and which have not been audited. See “Non-GAAP Financial Measures.”

You should read the following information, together with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report.

	As of and for the Years Ended December 31,
(In thousands, except share and per share data)	2020	2019	2018	2017	2016
Statement of Operations Data:
Net (loss) income	$(205,527)	$201,958	$166,261	$102,353	$65,774
Net interest income	618,966	651,173	387,741	326,216	279,439
Noninterest income (2)	307,355	130,925	87,008	90,052	81,976
Noninterest expense (3)	826,464	408,770	258,301	233,356	220,180
Provision for credit losses	278,048	111,027	12,700	9,735	49,348
Efficiency ratio (1)	89.22%	52.27%	53.55%	54.77%	59.86%
Adjusted efficiency ratio (1)	41.04%	48.64%	49.56%	54.12%	60.41%
Per Share Data:
Earnings (loss) - basic	$(1.63)	$1.56	$1.99	$1.26	$0.88
Earnings (loss) - diluted	(1.63)	1.56	1.97	1.25	0.87
Book value per common share	16.84	19.29	17.43	16.25	14.41
Tangible book value (1)	15.83	14.65	13.62	12.33	9.97
Weighted average common shares outstanding
Basic	126,120,534	128,913,962	83,562,109	81,072,945	75,000,000
Diluted	126,120,534	129,017,599	84,375,289	81,605,015	75,294,600
Cash dividends declared	$0.350	$0.700	$0.550	$—	$—
Dividend payout ratio	(21.47)%	44.87%	27.64%	—%	—%
Performance Ratios:
Return on average common equity	(9.46)%	8.51%	12.07%	8.16%	6.01%
Return on average tangible common equity (1)	11.63	12.40	15.93	11.40	9.23
Return on average assets	(1.13)	1.14	1.45	1.02	0.71
Net interest margin	3.58	4.00	3.61	3.57	3.30
Period-End Balance Sheet Data:
Investment securities, available-for-sale	$3,332,168	$2,368,592	$1,187,252	$1,257,063	$1,133,780
Total loans, net of unearned income	12,719,129	12,983,655	10,053,923	8,253,427	7,432,711
Allowance for credit losses ("ACL")	367,160	119,643	94,378	87,576	82,268
Total assets	18,712,567	17,800,229	12,730,285	10,948,926	9,530,888
Total deposits	16,052,245	14,742,794	10,708,689	9,011,515	8,016,749
Total shareholders’ equity	2,121,102	2,460,846	1,438,274	1,359,056	1,080,498
Asset Quality Ratios (4):
Total nonperforming assets ("NPA") to total loans and OREO and other NPA	1.24%	0.97%	0.82%	0.85%	2.22%
Total nonperforming loans to total loans	1.08	0.92	0.74	0.58	1.73
Total ACL to total loans	2.89	0.92	0.94	1.06	1.11
ACL to total nonperforming loans	266.05	100.07	127.12	183.62	63.80
Net charge-offs to average loans	0.79	0.63	0.06	0.06	0.65
Capital Ratios:
Total shareholders’ equity to assets	11.3%	13.8%	11.3%	12.4%	11.3%
Tangible common equity to tangible assets (1)	10.7	10.9	9.1	9.7	8.1
Common equity tier 1 (CET1)	14.0	11.5	9.8	10.6	8.8
Tier 1 leverage capital	10.9	10.3	10.1	10.7	8.9
Tier 1 risk-based capital	14.0	11.5	10.1	10.9	9.2
Total risk-based capital	16.7	13.7	11.8	12.8	11.2

(1)

Considered a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure. The fourth quarter 2020 accelerated hedge revenue is not included as an adjustment from GAAP earnings to arrive at the non-GAAP adjusted performance metrics presented herein due to the historical and continuing nature of hedge revenue in our earnings, and the revenue resulting from the partial ineffectiveness designation merely representing an acceleration of a portion of the fixed collar gain into earnings as compared to the original amortization expectation (see “Note —7 Derivatives” to our consolidated financial statements for additional information).

(2)	Includes accelerated hedge revenue of $169.2 million, $129.5 million after tax that was recognized in the fourth quarter of 2020.
(3)	Includes the non-cash goodwill impairment charge of $443.7 million in noninterest expense, $412.9 million after-tax that was recognized in the first quarter of 2020.
(4)	Asset Quality Ratios do not include nonperforming loans held for sale of $176 thousand at December 31, 2020.

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

The following table is a reconciliation of each of our Non-GAAP measures to the most directly comparable GAAP financial measure:

	As of and for the Year Ended December 31,
(In thousands, except share and per share data)	2020	2019	2018	2017	2016
Efficiency ratio
Noninterest expenses (numerator)	$826,464	$408,770	$258,301	$233,356	$220,180
Net interest income	$618,966	$651,173	$387,741	$326,216	$279,439
Noninterest income	307,355	130,925	94,638	99,874	88,403
Operating revenue (denominator)	$926,321	$782,098	$482,379	$426,090	$367,842
Efficiency ratio	89.22%	52.27%	53.55%	54.77%	59.86%
Adjusted efficiency ratio
Noninterest expenses	$826,464	$408,770	$258,301	$233,356	$220,180
Less: non-cash goodwill impairment charge	443,695	—	—	—	—
Less: merger related expenses	3,386	28,497	2,983	—	—
Less: secondary offerings expenses	—	—	4,552	1,302	—
Less: specially designated bonuses	—	—	9,795	—	—
Less: pension plan termination expense	—	1,225	—	—	—
Less: expenses related to COVID-19 pandemic	1,777	—	—	—	—
Less: other non-routine expenses(1)	—	—	3,423	1,964	238
Adjusted noninterest expenses (numerator)	$377,606	$379,048	$237,548	$230,090	$219,942
Net interest income	$618,966	$651,173	$387,741	$326,216	$279,439
Noninterest income	307,355	130,925	94,638	99,874	88,403
Plus: revaluation of receivable from sale of insurance assets	—	2,000	—	—	—
Plus: impairment charge on branch building	538	—	—	—	—
Less: gain on sale of insurance assets	—	—	4,871	1,093	—
Less: gain on sale of acquired loans	—	2,777	—	—	—
Less: securities gains (losses), net	6,712	2,018	(1,853)	(146)	3,736
Adjusted noninterest income	301,181	128,130	91,620	98,927	84,667
Adjusted operating revenue (denominator)	$920,147	$779,303	$479,361	$425,143	$364,106
Adjusted efficiency ratio	41.04%	48.64%	49.56%	54.12%	60.41%
Tangible common equity ratio
Shareholders’ equity	$2,121,102	$2,460,846	$1,438,274	$1,359,056	$1,080,498
Less: goodwill and other intangible assets, net	(126,841)	(590,949)	(314,400)	(328,040)	(332,691)
Tangible common shareholders’ equity	1,994,261	1,869,897	1,123,874	1,031,016	747,807
Total assets	18,712,567	17,800,229	12,730,285	10,948,926	9,530,888
Less: goodwill and other intangible assets, net	(126,841)	(590,949)	(314,400)	(328,040)	(332,691)
Tangible assets	$18,585,726	$17,209,280	$12,415,885	$10,620,886	$9,198,197
Tangible common equity ratio	10.73%	10.87%	9.05%	9.71%	8.13%
Tangible book value per share
Shareholders’ equity	$2,121,102	$2,460,846	$1,438,274	$1,359,056	$1,080,498
Less: goodwill and other intangible assets, net	(126,841)	(590,949)	(314,400)	(328,040)	(332,691)
Tangible common shareholders’ equity	$1,994,261	$1,869,897	$1,123,874	$1,031,016	$747,807
Common shares outstanding	125,978,561	127,597,569	82,497,009	83,625,000	75,000,000
Tangible book value per share	$15.83	$14.65	$13.62	$12.33	$9.97

(1)

Other non-routine expenses for 2018 included expenses related to the sale of the assets of our insurance company and legal costs associated with litigation related to a pre-acquisition matter of a legacy acquired bank that has been resolved. 2017 non-routine expenses represent additional expenses for the aforementioned legal matter. 2016 non-routine expenses represent amounts related to branch closures.

	As of and for the Year Ended December 31,
(In thousands, except share and per share data)	2020	2019	2018	2017	2016
Return on average tangible common equity
Average common equity	$2,171,826	$2,373,856	$1,377,471	$1,253,861	$1,093,604
Less: average intangible assets	(247,121)	(598,546)	(320,232)	(330,411)	(336,054)
Average tangible common shareholders’ equity	$1,924,705	$1,775,310	$1,057,239	$923,450	$757,550
Net (loss) income	$(205,527)	$201,958	$166,261	$102,353	$65,774
Plus: non-cash goodwill impairment charge, net of tax	412,918	—	—	—	—
Plus: intangible asset amortization, net of tax	16,416	18,240	2,112	2,941	4,116
Tangible net income	$223,807	$220,198	$168,373	$105,294	$69,890
Return on average tangible common equity	11.63%	12.40%	15.93%	11.40%	9.23%
Adjusted return on average tangible common equity
Average tangible common shareholders’ equity	$1,924,705	$1,775,310	$1,057,239	$923,450	$757,550
Tangible net income (loss)	$223,807	$220,198	$168,373	$105,294	$69,890
Non-routine items:
Plus: merger related expenses	3,386	28,497	2,983	—	—
Plus: secondary offering expenses	—	—	4,552	1,302	—
Plus: specially designed bonuses	—	—	9,795	—	—
Plus: pension plan termination expense	—	1,225	—	—	—
Plus: expenses related to COVID-19 pandemic	1,777	—	—	—	—
Plus: impairment loss on branch building	538	—	—	—	—
Plus: other non-routine expenses(1)	—	—	3,423	1,964	238
Plus: revaluation of receivable from sale of insurance assets	—	2,000	—	—	—
Less: gain on sale of acquired loans	—	2,777	—	—	—
Less: gain on sale of insurance assets	—	—	4,871	1,093	—
Less: securities gains (losses), net	6,712	2,018	(1,853)	(146)	3,736
Tax Expense:
Plus: One-time tax change related to Tax Reform	—	—	—	19,022	—
Less: benefit of legacy loan bad debt deduction for tax	—	—	5,991	—	—
Less: income tax effect of tax deductible non-routine items	(326)	5,756	3,157	376	(1,294)
Total non-routine items, after tax	(684)	21,171	8,587	20,965	(2,204)
Adjusted tangible net income	$223,122	$241,369	$176,960	$126,259	$67,686
Adjusted return on average tangible common equity	11.59%	13.60%	16.74%	13.67%	8.93%
Adjusted return on average assets
Average assets	$18,199,726	$17,689,126	$11,498,013	$10,020,036	$9,271,629
Net (loss) income	$(205,527)	$201,958	$166,261	$102,353	$65,774
Return on average assets	(1.13)%	1.14%	1.45%	1.02%	0.71%
Net (loss) income	$(205,527)	$201,958	$166,261	$102,353	$65,774
Plus: non-cash goodwill impairment charge, net of tax	412,918	—	—	—	—
Total non-routine items, after tax	(684)	21,171	8,587	20,965	(2,204)
Adjusted net income	$206,707	$223,129	$174,848	$123,318	$63,570
Adjusted return on average assets	1.14%	1.26%	1.52%	1.23%	0.69%
Adjusted diluted earnings per share
Diluted weighted average common shares outstanding	126,120,534	129,017,599	84,375,289	81,605,015	75,294,600
Net (loss) income allocated to common stock	$(205,527)	$201,275	$166,064	$102,353	$65,774
Plus: non-cash goodwill impairment, net of tax	412,918	—	—	—	—
Total non-routine items, after tax	(684)	21,171	8,587	20,965	(2,204)
Adjusted net income allocated to common stock	$206,707	$222,446	$174,651	$123,318	$63,570
Adjusted diluted earnings per share	$1.64	$1.72	$2.07	$1.51	$0.84
Adjusted pre-tax, pre-provision net revenue
(Loss) income before taxes	$(178,191)	$262,301	$211,378	$182,999	$98,314
Plus: provision for credit losses	278,048	111,027	12,700	9,735	49,348
Plus: non-cash goodwill impairment	443,695	—	—	—	—
Plus: Total non-routine items before taxes	(1,011)	26,927	17,735	2,319	(3,498)
Adjusted pre-tax, pre-provision net revenue	$542,541	$400,255	$241,813	$195,053	$144,164
(1)

Other non-routine expenses for 2018 included expenses related to the sale of the assets of our insurance company and legal costs associated with litigation related to a pre-acquisition matter of a legacy acquired bank that has been resolved. 2017 non-routine expenses represent additional expenses for the aforementioned legal matter. 2016 non-routine expenses represent amounts related to branch closures.

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

Overview

Cadence Bancorporation is a financial holding company and a Delaware corporation headquartered in Houston, Texas, and is the parent company of Cadence Bank, National Association. With $18.7 billion in assets, $12.7 billion in total loans (net of unearned discounts and fees), $16.1 billion in deposits and $2.1 billion in shareholders’ equity as of December 31, 2020, we operate a network of 98 branch locations across Texas, Alabama, Florida, Georgia, Mississippi, and Tennessee. We focus on middle-market commercial lending, complemented by retail banking and wealth management services, and provide a broad range of banking services to businesses, high net worth individuals and business owners.

 During 2020, the global economy experienced a downturn related to the impacts of the COVID-19 global pandemic. Such impacts included significant volatility in the global stock markets, a 150-basis-point reduction in the target federal funds rate, the enactment of the CARES Act, including the PPP administered by the Small Business Administration, and a variety of rulings from the federal banking regulators.

We continue to actively monitor developments related to COVID-19 and its impact on our business, customers, employees, counterparties, vendors, and service providers. During 2020, the most notable financial impacts to our results of operations included a non-cash goodwill impairment charge, accelerated hedge revenue and higher provision for credit losses primarily as a result of deterioration in macroeconomic variables such as unemployment, GDP and real estate prices, which are incorporated into our economic forecasts utilized to calculate our allowance for credit losses.

Since the start of the COVID-19 pandemic, we have taken several actions to offer various forms of support to our customers, employees, and communities that have experienced impacts from this development. We have actively worked with customers adversely impacted by the economic downturn, offering payment deferrals and other loan modifications. As of December 31, 2020, we have remaining outstanding balances of $179.3 million in COVID-19 related loan payment deferrals, down from $376.1 million at September 30, 2020. As of February 19, 2021, loan payment deferrals were down further to $128.2 million and include $31.9 million in general C&I; $31.6 million in Restaurant Industry; $23.8 million in Residential Real Estate; $17.7 million in CRE-Industrial, Retail, and Other; and $17.1 million in Hospitality, with the remainder spread throughout other portfolios. As of December 31, 2020, $54.3 million of loans were exempt from the accounting guidance for TDRs (see “Asset Quality – Loan Modifications Related to COVID-19”) which includes $28.4 million of loans included in the COVID-19 related loan payment deferral total.

Additionally, during 2020 we originated a total of $1.1 billion in loans to approximately 4,350 customers under the Paycheck Protection Program (“PPP”) of which the majority have been to customers in the general C&I and Restaurant portfolios. As of December 31, 2020, we have $938 million of PPP loans outstanding to 4,155 customers (see Table 17 – Paycheck Protection Program).

Considering the volatility in the capital markets and economic disruptions, we continue to carefully monitor our capital and liquidity positions, both of which have continued to reflect excess balances and capital levels well over regulatory requirements. As such, on January 21, 2021, our board of directors declared a quarterly cash dividend in the amount of $0.15 per share of outstanding common stock, representing an annualized dividend of $0.60 per share. Additionally, our board of directors authorized a share repurchase program providing for the purchase of shares of our Class A common stock for an aggregate purchase price of up to $200 million, subject to regulatory approvals, which have been received. The previously approved share repurchase program authorizing up to $100 million in share repurchases expired in January 2021.

We operate Cadence Bancorporation through three operating segments: Banking, Financial Services and Corporate. Our Banking Segment, which represented approximately 97% of our total revenues for the three years in the period ended December 31, 2020, consists of our Commercial Banking, Retail Banking and Private Banking lines of business. Considering the economic conditions resulting from the COVID-19 pandemic, we conducted an interim goodwill impairment test as of March 31, 2020. The 2020 interim test indicated a goodwill impairment of $443.7 million within the Banking reporting unit, resulting in our recording an impairment charge of the same amount in the Banking segment for the first quarter of 2020. The primary causes of the goodwill impairment in the Banking reporting unit were economic and industry conditions resulting from COVID-19 that caused volatility and reductions in our market capitalization and our peer banks, increased loan provision estimates, increased discount rates and other changes in variables driven by the uncertain macro-environment that resulted in the estimated fair value of the reporting unit being less than the reporting unit’s carrying value.

Within our Commercial Banking line of business, our largest focus is in General Commercial and Industrial banking, followed by Commercial Real Estate. Energy Lending is also an important part of our business, as energy production and energy related industries are meaningful contributors to the economy in our Texas market. Additionally, we conduct business in select industries, which we refer to as our “specialized industries,” in which we believe we have specialized experience and service capabilities. These industries include franchise restaurant, healthcare, and technology. We offer treasury management services to our Commercial customers across all segments. In our Retail Banking business line, we offer a broad range of banking services through our branch network to serve the needs of consumers and small businesses. In our Private Banking business line, we offer banking services, such as deposit services and residential mortgage lending. Our Financial Services Segment includes our Trust, Retail Brokerage, and Investment Services. These businesses offer products independently to their own customers as well as to Banking Segment clients. Investment Services operates through the “Linscomb & Williams” name. The products offered by the businesses in our Financial Services Segment primarily generate non-banking service fee income. Our Corporate Segment reflects parent-only activities, including debt and capital raising, and intercompany eliminations.

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

Key Factors Affecting Our Business and Financial Statements

We believe our business and results of operations will be impacted in the future by various trends and conditions, including the following:

Interest rates: With the termination of the interest rate collar in the first quarter of 2020, our balance sheet returned to asset sensitivity. While historical trends in rising and falling rate environments can be used as a potential indicator for the necessity and pace of asset and deposit repricing, asset and deposit repricing may vary from historical trends and result in unexpected speeds than would have been experienced historically. For additional information, please see Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Banking laws and regulations: The banking industry continues to experience intense regulatory focus, and continual revision of rules and regulations. We anticipate that this environment of heightened scrutiny will continue for the industry and for Cadence Bank specifically, since we are part of the OCC mid-size bank group for supervision purposes and our total assets exceed $10.0 billion. As such, Cadence Bank is subject to additional regulations, including regulation by the CFPB, being subject to the Durbin Amendment, and being subject to the Volcker Rule.

Asset quality: As our originated loan portfolio has grown and seasoned, our asset quality indicators have matured. Our credit quality metrics experienced notable declines during 2020, mostly reflecting the effects on the economy from COVID-19, especially certain segments of our portfolio. We continue to believe our underwriting practices are prudent and we strive to maintain long-term credit quality metrics that are favorable to peers.

Cost efficiency: For several years, we invested significantly in our infrastructure, including our management, lending teams, systems and integration. As a result, our ratio of expenses to revenue was historically greater than that experienced by many of our peer financial institutions. However, the pace of normalized expense growth has moderated, which resulted in a meaningful improving trend in our efficiency ratio (as defined in “Non-GAAP Financial Measures”) since 2013. This improving ratio trend may be slowed, reversed or not continue over a longer term.

Competition: The industry and businesses in which we operate are highly competitive and we anticipate that competition will continue to remain robust and potentially increase. We may see increased competition in different areas including market rates, underwriting, products and structure. While we seek to maintain an appropriate risk-adjusted spread on our business, we anticipate that we may experience continued pressure on our net interest margins as we operate in this competitive environment.

 CECL: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (referred to as “CECL”). The effective date for CECL was January 1, 2020 and it replaced the incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also eliminates existing guidance for acquired credit impaired (“ACI”) loans and requires recognition of the nonaccretable difference as an increase to the allowance for expected credit losses on financial assets purchased with more than insignificant credit deterioration since origination, which will be offset by an increase in the amortized cost of the related loans. For ACI loans accounted for under ASC 310-30 prior to adoption, the guidance in this amendment for purchase credit deteriorated assets has been prospectively applied. (See “Note 1 – Summary of Accounting Policies – Pending Accounting Policies” to the Consolidated Financial Statements.)

Capital: We manage capital to comply with our internal planning targets and regulatory capital standards. We monitor capital levels on an ongoing basis, perform periodic evaluations under stress scenarios and project capital levels in connection with our business plans to ensure appropriate capital levels. We evaluate several capital ratios, including Tier 1 capital to average assets (the leverage ratio), Tier 1 capital and Common Equity Tier 1 capital to risk-weighted assets, and our tangible common equity ratio.

Summary of Results of Operations

Our net loss for 2020 totaled $205.5 million, a $407.5 million or 201.8% decrease compared to net income of $202.0 million for 2019. The primary drivers of the decrease was a non-cash goodwill impairment charge of $412.9 million, net of tax, recognized in the first quarter of 2020, and increased provision for credit losses. These items were partially offset by hedge revenue of $129.5 million, net of tax, recognized in fourth quarter of 2020. The resulting loss per diluted common share for 2020 was $(1.63) compared to earnings per diluted common share of $1.56 for 2019.

The years 2020 and 2019 included non-routine revenues and expenses, primarily consisting of the goodwill impairment charge, merger related expenses, COVID-19 related expenses, impairment loss on branch building, gains and losses on sales of certain loans, insurance assets, and securities. These non-routine revenues and expenses resulted in adjusted net income(1) of $206.7 million for 2020, and $223.1 million for 2019. Adjusted diluted earnings per share(1) was $1.64 for 2020 and $1.72 for 2019.

Returns on average assets, average common equity and average tangible common equity(1) for 2020 were (1.13)%, (9.46)%, and 11.63%, respectively, compared to 1.14%, 8.51%, and 12.40%(1), respectively, for 2019. Excluding the impact of the non-routine items noted above, adjusted returns(1) on average assets, average common equity, and average tangible common equity for 2020 were 1.14%, 9.52%, and 11.59%, respectively, compared to 1.26%, 9.40%, and 13.60%, respectively, for 2019.

Net interest income was $619.0 million for 2020, a $32.2 million, or 4.9%, decrease compared to 2019. Our net interest spread decreased to 3.29% for 2020 compared to 3.48% for 2019, and the net interest margin decreased 42 basis points to 3.58% from 4.00%. The decrease in net interest income reflects the impact of lower interest rates, lower yielding PPP loans and securities, and lower accretion income on acquired loans, partially offset by amortized effective collar gain recognition and other hedge income and the impact of lower interest rates on deposit costs.

Provision for credit losses increased by $167.0 million to $278.0 million in 2020, compared to $111.0 million in 2019 (see “—Provision for Credit Losses” and “—Asset Quality”). The increase primarily reflects the forecasted effects of COVID-19 on the various loan segments, including higher unemployment, lower GDP, market value, energy prices, and real estate prices. Our calculation for the ACL in the 2020 periods was impacted by the adoption of CECL and used the baseline economic scenario provided by a nationally recognized service, as adjusted for qualitative and environmental factors. Net charge-offs were 0.79% and 0.63% of average loans during 2020 and 2019, respectively.

Noninterest expense for 2020 increased by $417.7 million or 102.2% to $826.5 million compared to $408.8 million during 2019. The increase from 2019 was largely due to a non-cash goodwill impairment charge of $443.7 million. Noninterest expense in 2020 also included non-routine expenses of $3.4 million in merger related expenses, $1.7 million in COVID-19 pandemic related expenses and $0.5 million from impairment loss on branch building. Noninterest expense in 2019 included $28.5 million in merger related expenses and $1.2 million in pension plan termination expense.

Our efficiency ratio(1) was 89.22% for 2020, compared to the 52.27% efficiency ratio for 2019. Our adjusted efficiency ratio(1) was 41.04% for 2020, compared to 48.64% adjusted efficiency ratio for 2019. Adjusted efficiency ratios exclude the impact of the non-routine items.

(1)

Considered a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measure. The fourth quarter 2020 accelerated hedge revenue is not included as an adjustment from GAAP earnings to arrive at the non-GAAP adjusted performance metrics presented herein due to the historical and continuing nature of hedge revenue in our earnings, and the revenue resulting from the partial ineffectiveness designation merely representing an acceleration of a portion of the fixed collar gain into earnings as compared to the original amortization expectation (see “Note —7 Derivatives” to our consolidated financial statements for additional information).

Summary of Financial Condition

Our total loans, net of unearned income, decreased $264.5 million or 2.0% from December 31, 2019 to $12.7 billion at December 31, 2020. The decrease was driven by net paydowns, decreased loan originations, and strategic declines in certain portfolios offset by the funding of PPP loans of which $938.0 million were outstanding at December 31, 2020.

Total nonperforming assets (“NPA”) as a percent of total loans, OREO and other NPA increased to 1.24% at December 31, 2020, compared to 0.97% as of December 31, 2019. NPA totaled $157.8 million and $125.5 million as of December 31, 2020 and 2019, respectively. Our allowance for credit losses increased $247.5 million or 206.9%, to $367.2 million at December 31, 2020 and represented approximately 2.89% and 0.92% of total loans at December 31, 2020 and 2019, respectively.

Total deposits increased $1.3 billion or 8.9% to $16.1 billion at December 31, 2020. Over the same period, noninterest-bearing deposits increased $1.2 billion or 31.3% and comprised 31.4% and 26.0% of total deposits at December 31, 2020 and 2019, respectively. Interest-bearing deposits increased $0.1 billion or 1.0% and comprised 68.6% and 74.0% of total deposits at December 31, 2020 and 2019, respectively. Our deposit mix improved significantly during the year as we have continually worked to decrease our costs of deposits.

Our Tier 1 leverage ratio increased 61 basis points, total risk-based capital ratio increased 300 basis points and Tier 1 risk-based capital ratio increased 248 basis points from December 31, 2019 to December 31, 2020. We met all capital adequacy requirements and both Cadence and the Bank exceeded the requirements to be considered well-capitalized under regulatory guidelines as of December 31, 2020.

Business Segments

As described above in the “Overview” section, we operate Cadence Bancorporation through three operating segments: Banking, Financial Services and Corporate.

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

The following table presents the operating results of our segments for the periods presented:

Table 1 – Segment Results

	Year Ended December 31, 2020
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$633,489	$(511)	$(14,012)	$618,966
Provision for credit losses	278,048	—	—	278,048
Noninterest income	261,884	45,104	367	307,355
Noninterest expense	787,058	34,940	4,466	826,464
Income tax expense (benefit)	29,530	1,140	(3,334)	27,336
Net (loss) income	$(199,263)	$8,513	$(14,777)	$(205,527)
Total assets	$18,608,749	$92,303	$11,515	$18,712,567

	Year Ended December 31, 2019
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$669,878	$(2,156)	$(16,549)	$651,173
Provision for credit losses	111,027	—	—	111,027
Noninterest income	88,098	41,580	1,247	130,925
Noninterest expense	361,874	34,281	12,615	408,770
Income tax expense (benefit)	66,090	714	(6,461)	60,343
Net income (loss)	$218,985	$4,429	$(21,456)	$201,958
Total assets	$17,685,272	$107,772	$7,185	$17,800,229

	Year Ended December 31, 2018
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$407,674	$(2,307)	$(17,626)	$387,741
Provision for credit losses	12,700	—	—	12,700
Noninterest income	47,316	46,805	517	94,638
Noninterest expense	215,574	35,679	7,048	258,301
Income tax expense (benefit)	52,464	3,979	(11,326)	45,117
Net income (loss)	$174,252	$4,840	$(12,831)	$166,261
Total assets	$12,622,287	$94,618	$13,380	$12,730,285

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

Financial Services Segment

Our Financial Services Segment primarily generates non-banking fee revenue from trust services, insurance, investment and retail brokerage services. For additional discussion, please refer to “—Noninterest Income.”

Corporate Segment

The loss in our Corporate Segment is primarily driven by the interest expense on our corporate senior and subordinated debt. For additional discussion, please refer to “—Net Interest Income” and “—Borrowing.”

Results of Operations

Earnings

Our net loss for 2020 totaled ($205.5) million compared to net income of $202.0 million and net income of $166.3 million for 2019 and 2018, respectively. Our results of operations for 2020 were significantly impacted by the COVID-19 pandemic and its effects on the economy and our clients as well as the impact of government actions and programs. The fourth quarter of 2020 included an acceleration of gain recognition from the interest rate collar we terminated in March 2020, which resulted in $129.5 million ($169.2 million pretax) or $1.02 per share being accelerated into fourth quarter earnings (“accelerated hedge revenue”). This acceleration was triggered by the determination of hedge accounting partial ineffectiveness (see “Note 7—Derivatives” to our consolidated financial statements for additional information).

•	Excluding non-routine items, adjusted net income(2) was $206.7 million for 2020, down $16.4 million or 7.4% from $223.1 million for 2019.
•

Net (loss) income per diluted share was $(1.63) for 2020, a decrease of $3.19 per share or 204.5% as compared to $1.56 per share in the prior year. Adjusted diluted earnings per share(2) for 2020 was $1.64 per share, a decrease of $0.08 per share or 4.7% as compared to $1.72 per share in the prior year.

•

Returns on average assets, average common equity and average tangible common equity(2) for 2020 were (1.13)%, (9.46)% and 11.63%, respectively, as compared to 1.14%, 8.51% and 12.40%, respectively, for the prior year. Excluding total non-routine items, adjusted returns on average assets and average tangible common equity(2) were 1.14% and 11.59%, respectively, for 2020.

The following table presents key earnings data for the periods indicated:

Table 2 – Key Earnings Data

	For the Years Ended December 31,
(In thousands, except percentages and per share data)	2020	2019	2018
Net (loss) income	$(100,196)	$201,958	$166,261
Net (loss) income per common share
- basic	(0.79)	1.56	1.99
- diluted (1)	(0.79)	1.56	1.97
Dividends declared per share	0.35	0.70	0.55
Dividend payout ratio	(44.30)%	44.87%	27.64%
Net interest margin	360.58	4.00	3.61
Net interest spread	327.77	3.48	3.17
Return on average assets	(0.55)	1.14	1.45
Return on average equity	(4.54)	8.51	12.07
Return on average tangible common equity(2)	16.81	12.40	15.73

(1)	Includes common stock equivalents of zero, 103,637, and 813,180 for 2020, 2019, and 2018, respectively.
(2)

Considered a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure. The fourth quarter 2020 accelerated hedge revenue is not included as an adjustment from GAAP earnings to arrive at the non-GAAP adjusted performance metrics presented herein due to the historical and continuing nature of hedge revenue in our earnings, and the revenue resulting from the partial ineffectiveness designation merely representing an acceleration of a portion of the fixed collar gain into earnings as compared to the original amortization expectation.

Net Interest Income

The largest component of our net income is net interest income, which is the difference between the income earned on interest earning assets and interest paid on deposits and borrowings. We manage our interest-earning assets and funding sources to maximize our net interest margin. (See “Item 7A.—Quantitative and Qualitative Disclosures about Market Risk” for a discussion regarding our interest rate risk.) Net interest income is determined by the rates earned on our interest-earning assets, rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, the degree of mismatch and the maturity and re-pricing characteristics of our interest-earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents our net interest margin. The yield on our net earning assets less the yield on our interest-bearing liabilities represents our net interest spread.

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

With the adoption of CECL, we measured the Day 1 amortized cost of our current Purchased Credit Deteriorated (“PCD”) assets by adding the Day 1 estimate of expected credit losses under the CECL impairment model to the loans’ Day 1 carrying value (or initial remaining purchase price). Because the initial estimate for expected credit losses for PCD loans is added to the carrying value to establish the Day 1 amortized cost, PCD accounting is commonly referred to as a “gross-up” approach. There was no capital impact recognized Day 1 on our PCD loans, rather the “gross-up” was offset by the establishment of the initial allowance. Under CECL, interest income for a PCD asset is recognized using the effective interest rate (“EIR”) calculated at initial measurement. This EIR is determined by equating the amortized cost basis of the instrument to its contractual cash flows, consistent with ANCI loans. Noncredit-related discount or premium on the PCD loans is accreted or amortized, using the EIR. Interest earned on PCD loans is reflected through interest income where it was previously considered in ACI loan accretion based on expected cash flows. The prior period numbers in Table 3 have been revised to be comparable to the 2020 presentation (the total interest income on PCD loans has not changed). The yield on our PCD portfolio for 2020, excluding accretion, was 6.15% compared to 10.93% for 2019. This decrease is related to certain PCD loans that were previously accounted for within pools before the adoption of CECL returning to an individual accruing status.

The following table summarizes the amount of loan interest income and the related yields for the periods presented:

Table 3 – Loan Interest Income

	For the Years Ended,
(Dollars in thousands)	December 31, 2020	December 31, 2019
Interest Income Detail
Originated loans	$504,036	$542,543
ANCI loans: interest income	102,562	180,974
ANCI loans: accretion	25,212	38,209
PCD loans: interest income (1)	11,926	29,927
PCD loans: accretion (1)	4,402	4,632
Total loan interest income	$648,138	$796,285

Yields
Originated loans	4.63%	5.40%
ANCI loans without discount accretion	4.25	5.34
ANCI loans discount accretion	1.04	1.13
PCD loans without discount accretion	6.15	10.93
PCD loans discount accretion	2.27	1.69
Total loan yield	4.81%	5.81%
(1)

Prior to the adoption of CECL on January 1, 2020, these loans were referred to as ACI loans. For the individual components, prior year ACI amounts have been revised to be comparable to the current year presentation. The total amount for PCD loans has not changed. Interest income for PCD loans represents contractual interest.

Years Ended December 31, 2020 and 2019

Our net interest income, fully-tax equivalent (“FTE”), for 2020 and 2019 was $620.7 million and $652.9 million, respectively, a decrease of $32.1 million. Our net interest margin for 2020 and 2019 was 3.58% and 4.00%, respectively, a decrease of 42 basis points. In response to the pandemic, the Federal Reserve took a number of actions, including dropping the target fed funds rate from 1% to 1.25% to 0% to 0.25%; beginning a new round of quantitative easing; and dropping the reserve requirement for thousands of banks, including Cadence, to zero. These actions resulted in significant decreases to market interest rates.

The following table sets forth the components of our FTE net interest income with the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for 2020 and 2019.

Table 4 – Rate/Volume Analysis

	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2020	2019	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated loans	$504,036	$542,543	$(38,507)	$(24,956)	$(13,551)
ANCI portfolio	127,774	219,183	(91,409)	(35,515)	(55,894)
PCD portfolio (3)	16,328	34,559	(18,231)	(9,710)	(8,521)
Interest on securities:
Taxable	51,983	42,450	9,533	(11,745)	21,278
Tax-exempt (2)	8,332	7,983	349	(1,055)	1,404
Interest on fed funds and short-term investments	3,092	12,762	(9,670)	(13,028)	3,358
Interest on other investments	1,371	2,274	(903)	(1,133)	230
Total interest income	712,916	861,754	(148,838)	(97,142)	(51,696)
Expense from interest-bearing liabilities:
Interest on demand deposits	38,005	117,462	(79,457)	(77,802)	(1,655)
Interest on savings deposits	763	1,066	(303)	(492)	189
Interest on time deposits	36,647	69,550	(32,903)	(21,827)	(11,076)
Interest on other borrowings	3,906	8,704	(4,798)	(2,246)	(2,552)
Interest on subordinated debentures	12,879	12,121	758	(1,829)	2,587
Total interest expense	92,200	208,903	(116,703)	(104,196)	(12,507)
Net interest income	$620,716	$652,851	$(32,135)	$7,054	$(39,189)

(1)	The change in interest income due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
(2)	Interest income is presented on a tax equivalent basis using the Federal tax rate of 21% on our state, county and municipal investment portfolios.
(3)	Prior to the adoption of CECL on January 1, 2020, these loans were referred to as ACI loans.

Our FTE total interest income for 2020 totaled $712.9 million compared to $861.8 million for 2019. This decrease is primarily the result of decreases in interest income on loans and on short-term investments partially offset by an increase in interest income on securities. The decrease in interest income on loans resulted from: decreased market interest rates caused by the economic slowdown resulting from the COVID-19 pandemic; the origination of $1.1 billion in Paycheck Protection Program (“PPP”) loans with an average yield of 2.50%; a decrease of 30.9% in accretion on acquired loans due to the declining balance of those loans; and a decrease in average loan balances due to payoffs and paydowns. We recognized $65.3 million in hedge income during 2020 which partially offset the decline in interest rates and average balances.

On March 6, 2020, we terminated our $4.0 billion notional interest rate collar, realizing a gain of $261.2 million (“transaction gain”), initially recognized in other comprehensive income (“OCI”) net of income taxes. Based on hedge accounting, that gain was forecasted to amortize out of OCI and into interest income over the remaining term of the hedge based on a continuing expectation of an adequate level of hedge-eligible loans. Hedge eligible loans are 1-month LIBOR loans that either have no interest rate floor or have not reached their floor rate.

Given the extraordinary events of the past nine months related to COVID-19 and the ensuing economic impacts, we experienced a decline in our hedge-eligible loans such that beginning in the fourth quarter of 2020, our forecast indicated a partial shortfall of hedge-eligible loans which is expected to continue through the remaining term of the original hedge. The declines in hedge-eligible loans were driven by loans reaching their floors as a result of rate declines during the year, new loans being originated and loans renewing at rates already at a floor, anticipated LIBOR transition to an index other than LIBOR, and increased loan paydowns. Based on the forecasted shortfall (ineffectiveness), accelerated hedge revenue of $169.2 million was reclassified from OCI into current period income as non-interest income. Based on our current interest rate forecast, the remaining amount of the deferred transaction gain in accumulated OCI of $35.4 million, is estimated to be reclassified into net interest income by early 2022. Future changes to interest rates or the amount of outstanding hedged loans may significantly change the timing of amounts reclassified to income.

Our interest expense for 2020 and 2019 was $92.2 million and $208.9 million, respectively, a decrease of $116.7 million as we achieved record low-deposit costs and record high levels of non-interest bearing deposits during 2020. Our cost of interest-bearing deposits decreased to 0.70% for 2020 compared to 1.68% for 2019. Due to this decrease and an increase of $1.2 billion or 34.0% in noninterest bearing deposits, our cost of total deposits decreased to 0.49% in 2020 from 1.29% in 2019. Our cost of borrowings decreased to 4.31% from 4.76%, reflecting a decrease in interest rates from the prior year and a decrease of 11.0% in average borrowings.

The following table presents our average balance sheet and our average FTE yields on assets and average costs of liabilities for the years presented. Average FTE yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

Table 5 – Average Balances, Net Interest Income and Interest Yields/Rates

	For the Years Ended December 31,
	2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)
Originated loans	$10,874,853	$504,036	4.63%	$10,053,507	$542,543	5.40%
ANCI portfolio	2,415,141	127,774	5.29	3,387,367	219,183	6.47
PCD portfolio (3)	193,902	16,328	8.42	273,857	34,559	12.62
Total loans	13,483,895	648,138	4.81	13,714,731	796,285	5.81
Investment securities
Taxable	2,515,807	51,983	2.07	1,568,599	42,450	2.71
Tax-exempt (2)	247,643	8,332	3.36	208,090	7,983	3.84
Total investment securities	2,763,450	60,315	2.18	1,776,689	50,433	2.84
Federal funds sold and short-term investments	1,023,367	3,092	0.30	759,026	12,762	1.68
Other investments	77,908	1,371	1.76	70,127	2,274	3.24
Total interest-earning assets	17,348,620	712,916	4.11	16,320,573	861,754	5.28
Noninterest-earning assets:
Cash and due from banks	203,413			115,268
Premises and equipment	127,151			128,448
Accrued interest and other assets	833,919			1,239,093
Allowance for credit losses	(313,377)			(114,256)
Total assets	$18,199,726			$17,689,126
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$8,101,392	$38,005	0.47%	$7,983,237	$117,462	1.47%
Savings deposits	305,031	763	0.25	253,170	1,066	0.42
Time deposits	2,425,071	36,647	1.51	2,960,921	69,550	2.35
Total interest-bearing deposits	10,831,494	75,415	0.70	11,197,328	188,078	1.68
Other borrowings	166,730	3,906	2.34	256,815	8,704	3.39
Subordinated debentures	222,545	12,879	5.79	180,371	12,121	6.72
Total interest-bearing liabilities	11,220,769	92,200	0.82	11,634,514	208,903	1.80
Noninterest-bearing liabilities:
Demand deposits	4,598,544			3,431,300
Accrued interest and other liabilities	208,587			249,456
Total liabilities	16,027,900			15,315,270
Shareholders' equity	2,171,826			2,373,856
Total liabilities and shareholders' equity	$18,199,726			$17,689,126
Net interest income/net interest spread		620,716	3.29%		652,851	3.48%
Net yield on earning assets/net interest margin			3.58%			4.00%
Taxable equivalent adjustment:
Investment securities		(1,750)			(1,678)
Net interest income		$618,966			$651,173
_____________________
(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2)	Interest income and yields are presented on a taxable equivalent basis using the Federal tax rate of 21% on our state, county, and municipal investment portfolios.
(3)	Prior to the adoption of CECL on January 1, 2020, these loans were referred to as ACI loans.

Years Ended December 31, 2019 and 2018

Our FTE net interest income for 2019 and 2018 was $652.9 million and $390.3 million, respectively, an increase of $262.6 million. Our net interest margin for 2019 and 2018 was 4.00%  and 3.61%, respectively, an increase of 39 basis points. The yield on our total loan portfolio increased 65 basis points to 5.81% for 2019 compared to 5.16% for 2018 due to an increase in the rate and volume.

The following table sets forth the components of our FTE net interest income with the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in FTE net interest income for 2019 and 2018:

	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2019	2018	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated loans	$542,543	$435,007	$107,536	$32,367	$75,169
ANCI portfolio	219,183	13,077	206,106	3,870	202,236
ACI portfolio	34,559	22,060	12,499	8,301	4,198
Interest on securities:
Taxable	42,450	23,793	18,657	250	18,407
Tax-exempt (2)	7,983	12,077	(4,094)	(815)	(3,279)
Interest on fed funds and short-term investments	12,762	6,930	5,832	994	4,838
Interest on other investments	2,274	2,259	15	(551)	566
Total interest income	861,754	515,202	346,551	44,416	302,135
Expense from interest-bearing liabilities:
Interest on demand deposits	117,462	57,795	59,667	18,408	41,259
Interest on savings deposits	1,066	560	506	241	265
Interest on time deposits	69,550	42,093	27,457	8,656	18,801
Interest on other borrowings	8,704	14,678	(5,974)	(98)	(5,876)
Interest on subordinated debentures	12,121	9,799	2,322	(734)	3,056
Total interest expense	208,903	124,925	83,978	26,473	57,505
Net interest income	$652,851	$390,277	$262,573	$17,943	$244,630

(1)	The change in interest income due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
(2)	Interest income is presented on an tax equivalent using Federal tax rates of 21% on our state, county and municipal investment portfolios.

Our total FTE interest income for 2019 totaled $861.8 million compared to $515.2 million in 2018. This increase is primarily the result of the loans acquired in the State Bank acquisition resulting in increased volume of interest income and accretion of purchase accounting discounts. Additionally, we experienced an increase in the average volume and yield of our originated loans as well, which reflects the impact of LIBOR and other index rates on our loan portfolio during the periods, partially mitigated by the effect of our February 2019 purchase of a $4.0 billion notional interest rate collar. The lower FTE yield on our tax-exempt securities reflects the decrease in average tax-exempt securities which began during the second quarter of 2018. This was offset by a higher volume of average investments in taxable securities.

The yield on our ACI portfolio fluctuates due to the volume and timing of cash flows received or expected to be received. The yield on our ACI portfolio for 2019 was 12.62% compared to 9.43% for 2018. During 2019, interest income on the ACI portfolio included $4.6 million in discount and recovery income compared to $2.2 million for 2018. These amounts were realized on certain individual loans that were settled before expected, or where we received amounts above our estimates. Excluding these recovery income amounts, the yield on our ACI loans would have been 10.93% for 2019 compared to 8.47% for 2018. Our total loan yield, excluding this recovery income, would have been 5.77% and 5.13% for 2019 and 2018, respectively.

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

	For the Years Ended December 31,
	2019			2018
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)
Originated loans	$10,053,507	$542,543	5.40%	$8,632,284	$435,007	5.04%
ANCI portfolio	3,387,367	219,183	6.47	250,522	13,077	5.22
ACI portfolio	273,857	34,559	12.62	233,796	22,060	9.43
Total loans	13,714,731	796,285	5.81	9,116,602	470,144	5.16
Investment securities
Taxable	1,568,599	42,450	2.71	888,341	23,793	2.68
Tax-exempt (2)	208,090	7,983	3.84	292,282	12,077	4.13
Total investment securities	1,776,689	50,433	2.84	1,180,623	35,870	3.04
Federal funds sold and short-term investments	759,026	12,762	1.68	465,554	6,930	1.49
Other investments	70,127	2,274	3.24	54,538	2,259	4.14
Total interest-earning assets	16,320,573	861,754	5.28	10,817,317	515,203	4.76
Noninterest-earning assets:
Cash and due from banks	115,268			79,560
Premises and equipment	128,448			62,841
Accrued interest and other assets	1,239,093			629,108
Allowance for credit losses	(114,256)			(90,813)
Total assets	$17,689,126			$11,498,013
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$7,983,237	$117,462	1.47%	$4,983,113	$57,795	1.16%
Savings deposits	253,170	1,066	0.42	181,194	560	0.31
Time deposits	2,960,921	69,550	2.35	2,119,543	42,093	1.99
Total interest-bearing deposits	11,197,328	188,078	1.68	7,283,850	100,448	1.38
Other borrowings	256,815	8,704	3.39	430,159	14,678	3.41
Subordinated debentures	180,371	12,121	6.72	135,499	9,799	7.23
Total interest-bearing liabilities	11,634,514	208,903	1.80	7,849,508	124,925	1.59
Noninterest-bearing liabilities:
Demand deposits	3,431,300			2,137,953
Accrued interest and other liabilities	249,456			133,081
Total liabilities	15,315,270			10,120,542
Shareholders' equity	2,373,856			1,377,471
Total liabilities and shareholders' equity	$17,689,126			$11,498,013
Net interest income/net interest spread		652,851	3.48%		390,278	3.17%
Net yield on earning assets/net interest margin			4.00%			3.61%
Taxable equivalent adjustment:
Investment securities		(1,678)			(2,537)
Net interest income		$651,173			$387,741
_____________________

(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2)	Interest income and yields are presented on an FTE basis using Federal tax rates of 21% on our state, county, and municipal investment portfolios.

Provision for Credit Losses

On January 1, 2020, we adopted the current expected credit loss (“CECL”) accounting standard for estimating credit losses (see Note 1 to the consolidated financial statements). CECL replaces the current incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, the provision for credit losses includes the provision for loan losses and the provision for unfunded credit commitments. Prior to the adoption of CECL, the provision for unfunded credit commitments was included in other noninterest expenses. Prior periods are not required to be restated and, therefore, total provision for credit losses for the year ended December 31, 2019 does not include the provision for unfunded commitments.

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

The provision for credit losses totaled $278.0 million for 2020 compared to $111.0 million and $12.7 million for 2019 and 2018, respectively. The provision for the year ended December 31, 2020 reflects the forecasted effects of COVID-19 on the various loan segments due to higher unemployment, lower GDP, market value, energy prices, and real estate prices. Our ACL estimate used the baseline scenario provided by a nationally recognized service, as adjusted for certain qualitative and environmental factors (see “—Allowance for Credit Losses”). These adjustments consider, among other factors, risk attributes of each portfolio, relevant third-party research, energy prices, and previous recessions.  Net charge-offs were $106.1 million or 0.79% of average loans for 2020 compared to $85.8 million or 0.63% for 2019. Total charge-offs included: $46.2 million related to General C&I credits ($31.9 million SNC), $32.5 million related to Restaurant credits, $16.7 million related to Energy credits (all SNC) and $14.5 million in CRE credits, including $2.9 million related to hospitality. Loan charge-offs recognized during 2020 are higher compared to 2019 due to credit migration that has occurred primarily in these classes which have been significantly impacted by the effects of COVID-19.

The following is a summary of our provision for credit losses for the periods indicated:

Table 6 – Provision for Credit Losses

	Year Ended December 31,
(in thousands)	2020	2019	2018
Funded Loans
Commercial and industrial	$157,580	$96,669	$15,708
Commercial real estate	117,792	7,556	(1,837)
Consumer	2,411	3,259	(900)
Small business(1)	—	3,543	(271)
Total provision for funded loans	277,783	111,027	12,700
Unfunded commitments	265	—	—
Total provision for credit losses	$278,048	$111,027	$12,700

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

Year Ended December 31, 2020 Compared to December 31, 2019

Noninterest income totaled $307.4 million for 2020 compared to $130.9 million for 2019. This increase in revenue is primarily from the $169.2 million of accelerated hedge revenue from the interest rate collar we terminated in March 2020.

The following table compares noninterest income for 2020 and 2019:

Table 7 – Noninterest Income

	Year Ended December 31,
(Dollars in thousands)	2020	2019	% Change
Hedge revenue	$169,248	$—	NM
Investment advisory revenue	26,364	24,890	5.9%
Trust services revenue	18,349	18,066	1.6
Service charges on deposit accounts	23,143	20,503	12.9
Mortgage banking income	9,727	3,174	206.5
Credit related fees	19,352	21,265	(9.0)
Bankcard fees	7,194	8,486	(15.2)
Payroll processing revenue	5,074	5,149	(1.5)
SBA income	9,169	7,232	26.8
Other service fees	6,641	7,412	(10.4)
Securities gains, net	6,712	2,018	232.6
Other
Insurance revenue	960	878	9.3
Income from bank owned life insurance policies	5,191	4,971	4.4
Other	231	6,881	(96.6)
Total other noninterest income	6,382	12,730	(49.9)
Total noninterest income	$307,355	$130,925	134.8%

NM—not meaningful.

Hedge Revenue. Our hedge revenue includes accelerated revenue of $169.2 million reclassified from OCI. This reclassification resulted from a partial accounting ineffectiveness determination that resulted from a decline of hedge-eligible loans due to the economic impact of COVID-19. The declines in eligible loans were driven by loans reaching their floors due to rate declines during the year, new loans being originated and loans renewing at rates already at a floor, and increased loan paydowns. Our forecast anticipated the partial shortfall of hedge-eligible loans to continue throughout the remaining term of the hedge. This results in an accounting designation of partial ineffectiveness. For additional information, please see “—Derivative Positions” and “Note 7—Derivatives” to our consolidated financial statements.

Investment Advisory Revenue. Our investment advisory revenue is comprised largely of investment management and financial planning revenues generated through our subsidiary, Linscomb & Williams (“L&W”). Investment advisory revenue grew $1.5 million or 5.9% during 2020 primarily due to an increase of 9.7% in assets under management as of December 31, 2020 compared to December 31, 2019.

Trust Services Revenue. We earn fees from our customers for trust services. Trust fees for 2020 were essentially unchanged from 2019. Assets under management (“AUM”) increased by 13.2% as of December 31, 2020 compared to December 31, 2019. During 2020, most of the AUM growth occurred toward the end of the year and the growth occurred in accounts on the lower end of our fee structure. We utilize a sliding fee structure where larger balance accounts earn a lower fee percentage.

Service Charges on Deposit Accounts. We earn fees from our customers for deposit-related services. For 2020, service charges and fees increased by $2.6 million. This 12.9% increase was largely due to migration of commercial customers from the State Bank acquisition into our account analysis structure beginning in September 2019, as well as declines in the earnings credit rate on certain commercial accounts throughout 2020 resulting in increased fees.

Mortgage Banking Income. Our mortgage banking revenue is comprised primarily of mortgage loan sales and servicing income. For 2020, mortgage banking revenue experienced an increase of $6.6 million or 206.5% compared to 2019, primarily due to gains on sales of mortgage loans. Total mortgage loan activity increased by $142.4 million to $712.7 million in 2020. This includes an increase in mortgage loan refinancing of $114.0 million to $179.4 million, and purchase mortgages increased by $28.4 million to $533.3 million. The increased volume resulted from higher demand due to the decline in mortgage interest rates.

Credit-Related Fees. Our credit-related fees include fees related to credit advisory services, unfunded commitment fees, asset-based lending and letter of credit fees. For 2020, the decrease of  9.0% in credit-related fees is primarily related to decreases in loan activity resulting from the COVID-19 pandemic and strategic declines in certain sectors as we work to reduce select exposures. These decreases were partially mitigated by an increase of $1.0 million in fees from customer derivatives and swaps.

Bankcard Fees. Our bankcard fees are comprised of automated teller machine (“ATM”) network fees and debit card revenue. Our bankcard fees of $7.2 million for 2020 decreased 15.2% compared to 2019 primarily due to a decrease in card usage resulting from the economic slowdown associated with COVID-19.

Payroll Processing Revenue. Our payroll processing revenue is generated through our division, Altera. The payroll processing revenue for 2020 was essentially unchanged compared to the 2019.

SBA Income. Small Business Administration (“SBA”) income consists of gains on sales of SBA loans, servicing fees, and other miscellaneous fees. SBA income was $9.2 million and $7.2 million for 2020 and 2019, respectively. The increase in SBA income for 2020 was primarily driven by an increase in gains of $1.0 million related to SBA loans sold. Additionally, there was an increase of $0.9 million in servicing income that resulted from updated valuation metrics as investors struggle to find quality collateral backed returns.

Securities Gains, net. During the first half of 2020, we sold and purchased investment securities through routine portfolio rebalancing for balance sheet management. For 2020, the increase of $4.7 million in securities gains compared to 2019 is due to the decline in market interest rates during 2020 which caused the fair value of our securities portfolio to increase.

Other Service Fees. Our other service fees include retail services fees. For 2020 and 2019, other service fees totaled $6.6 million and $7.4 million, respectively. The 2020 decrease resulted from a decrease of $1.1 million in foreign exchange fees and wire transfer related fees related to retail customers. This was slightly offset by an increase of $0.2 million in ancillary treasury fees.

Other Noninterest Income. Other noninterest income decreased by $6.3 million in 2020,  primarily resulting from a decrease of $3.9 million in gains on sale of nonperforming loans, a $2.7 million decline in earnings on limited partnerships (including a write down of $1.9 million on one investment), a loss on sale of fixed assets of $0.6 million, and an impairment loss of $0.6 million on a branch building. These items were partially offset by a loss of $2.0 million in 2019 on revaluation of a receivable associated with the sale of our insurance company assets that did not recur in 2020.

Year Ended December 31, 2019 Compared to December 31, 2018

Noninterest income totaled $130.9 million for 2019 compared to $94.6 million for 2018. This increase in revenue is primarily attributable to the State Bank merger which provided additional markets for our products and services as well as two new revenue sources, SBA income and payroll processing revenue.

The following table compares noninterest income for 2019 and 2018:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	% Change
Investment advisory revenue	$24,890	$21,347	16.6%
Trust services revenue	18,066	17,760	1.7
Service charges on deposit accounts	20,503	15,432	32.9
Mortgage banking income	3,174	2,372	33.8
Credit related fees	21,265	16,124	31.9
Bankcard fees	8,486	5,951	42.6
Payroll processing revenue	5,149	—	NM
SBA income	7,232	—	NM
Other service fees	7,412	5,345	38.7
Securities gain (losses), net	2,018	(1,853)	(208.9)
Other
Insurance revenue	878	2,677	(67.2)
Income from bank owned life insurance policies	4,971	3,450	44.1
Other	6,881	6,033	14.1
Total other noninterest income	12,730	12,160	4.7
Total noninterest income	$130,925	$94,638	38.3%

NM—not meaningful.

Investment Advisory Revenue. Our investment advisory revenue is comprised largely of investment management and financial planning revenues generated through our subsidiary L&W. Investment advisory revenue grew 16.6% for 2019 primarily due to an increase of 28.2% in assets under management supplemented by the July 2019 acquisition of a fee-based investments advisory firm based in Atlanta, Georgia.

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

Other Noninterest Income. Other noninterest income increased by $0.6 million in 2019 primarily as a result of increased volume resulting from the State Bank acquisition. We also experienced increases in income from bank-owned life insurance and gains on sales of commercial loans. These increases were partially offset by decreased insurance revenue from the sale of the insurance subsidiary assets in second quarter 2018 and the revaluation of the receivable related to that sale.

Noninterest Expenses

Year Ended December 31, 2020 Compared to December 31, 2019

Noninterest expense was $826.5 million for 2020 compared to $408.8 million for 2019. The increase of $417.7 million or 102.2% for 2020 was driven by a non-cash goodwill impairment charge of $443.7 million incurred during the first quarter of 2020. Excluding the goodwill impairment charge, noninterest expense for the year ended 2020 was $382.8 million, a decrease of $26.0 million or 6.4% from 2019 largely due to a decrease in merger related expenses.

The following table compares noninterest expense for 2020 and 2019:

Table 8 – Noninterest Expense

	Year Ended December 31,
(Dollars in thousands)	2020	2019	% Change
Salaries and employee benefits	$207,532	$213,874	(3.0)%
Premises and equipment	43,194	44,637	(3.2)
Merger related expenses	3,386	28,497	(88.1)
Goodwill impairment	443,695	—	NM
Intangible asset amortization	21,528	23,862	(9.8)
Data processing expense	12,507	13,013	(3.9)
Software amortization	16,495	13,352	23.5
Consulting and professional fees	12,485	10,301	21.2
Loan related expenses	2,574	2,346	9.7
FDIC insurance	11,910	5,394	120.8
Communications	4,453	5,116	(13.0)
Advertising and public relations	4,057	5,017	(19.1)
Legal expenses	2,398	1,608	49.1
Other	40,250	41,753	(3.6)
Total noninterest expense	$826,464	$408,770	102.2%

Salaries and Employee Benefits. Excluding the goodwill impairment charge, salaries and employee benefit costs are the largest component of noninterest expense and include employee salaries and commissions, incentive compensation, health insurance, benefit plans, and payroll taxes. Salaries and employee benefits decreased $6.3 million or 3.0% for 2020 compared to 2019, primarily due to a reduction in incentive compensation due to lower earnings.

The following table provides additional detail of our salaries and employee benefits expense for the periods presented:

Table 9 – Salaries and Employee Benefits Expense

	Year Ended December 31,
(Dollars in thousands)	2020	2019	% Change
Regular compensation	$135,487	$136,312	(0.6)%
Incentive compensation	41,678	45,174	(7.7)
Taxes and employee benefits	30,367	32,388	(6.2)
Total salaries and employee benefits	$207,532	$213,874	(3.0)%
Premises and Equipment. Rent expense, depreciation, and maintenance costs comprise most of this expense. The expense for 2020 decreased 3.2% primarily resulting from a decrease in minor equipment purchases and in software maintenance costs.

Merger Related Expenses. In 2020, merger related expenses decreased $25.1 million, or 88.1%, to $3.4 million . Merger related expenses were related to salaries and employee benefits, consulting and professional fees, and other expenses related to the acquisitions of State Bank and Wealth & Pension.

Goodwill Impairment Charge. Considering the recent economic conditions resulting from COVID-19, we conducted an interim goodwill impairment test as of March 31, 2020. The 2020 interim test indicated a goodwill impairment of $443.7 million within the Banking reporting unit, resulting in the Company recording an impairment charge of the same amount in the first quarter of 2020. The primary causes of the goodwill impairment in the Banking reporting unit were economic and industry conditions resulting from COVID-19 that caused volatility and reductions in our and our peer banks’ market capitalizations, increased loan provision estimates, increased discount rates and other changes in variables driven by the uncertain macro-environment that resulted in the estimated fair value of the reporting unit being less than the reporting unit’s carrying value.

We have $43.1 million in goodwill remaining in our separate reporting units of Trust and Retail Brokerage and Investment Services businesses for which the Company's fourth quarter 2020 quantitative and qualitative assessments of the businesses did not indicate any impairment. The fair values of the reporting units are based upon the best estimates and assumptions, which management believes to be most appropriate in the circumstances.

Intangible Asset Amortization. We recorded core deposit and other intangible assets related to acquisitions in prior years, with the majority related to the State Bank acquisition. The core deposits intangibles are being amortized on an accelerated basis over a ten-year period and the other intangibles on a ten- to twenty-year period; therefore the expense recorded will decline over the remaining lives of the assets.

Data Processing. Data processing expense for our operating systems totaled $12.5 million for 2020, a decrease of 3.9% from 2019. The decrease occurred as a result of new contracts executed at lower costs for treasury management and Internet banking. Additionally, we have integrated certain services in 2020 for which we were paying two vendors in the first half of 2019 after the State Bank merger.

Software Amortization. Our software amortization increased $3.1 million or 23.5% compared to 2019. The primary driver is the amortization of additional software licenses we acquired to administer increased technology used for automation and customer functionality.

Consulting and Professional Services. For 2020, our consulting and professional services increased by $2.2 million or 21.2% compared to 2019. The increase reflects additional expenses related to the adoption of CECL, the increase in nonperforming assets, our LIBOR transition project, and implementation of our new document storage application and additional infrastructure enhancements.

Loan Related Expenses. Our loan related expenses increased $0.2 million or 9.7% from 2019. The primary driver is expenses related to closing costs.

FDIC Insurance. The FDIC insurance expense increased $6.5 million or 120.8% compared to 2019. Our FDIC assessment will vary between reported periods as it is determined on various risk factors including earnings, credit, liquidity, composition of our balance sheet, loan concentration and regulatory ratings. The year-over-year increase resulted from the net loss recorded in the first quarter of 2020, growth in criticized assets, and growth in deposits. These items were mitigated by regulatory relief granted for the effects of the PPP loans. Additionally, in 2019, we recognized $3.5 million in credits on the assessments that we had previously paid when we had less than $10 billion in total assets and were assessed under the small bank pricing rules.

Communications. Communications expenses include all forms of communications such as telecommunications, as well as data communications. The expense decreased $0.7 million or 13.0% in 2020 compared to 2019 due to decreases in data communications costs and required notifications costs, as both of these were higher in 2019 due to the State Bank merger and integration.

Advertising and Public Relations. Advertising and public relations expenses, which include costs to create marketing campaigns, purchase the various media space or time, conduct market research, and various sponsorships in our expanded markets, incurred a decrease of $1.0 million or 19.1% for the year ended 2020. The decrease was primarily associated with decreased sponsorship costs for events impacted by the COVID-19 pandemic.

Legal Expenses. Our legal expenses include fees paid to outside counsel related to general legal matters as well as loan resolutions. Legal expenses increased 49.1% in 2020 compared to 2019. The primary driver of the increase was legal costs related to a shareholder suit that was dismissed in the Company’s favor earlier in 2020.

Other Noninterest Expenses. These expenses include costs for insurance, supplies, travel, education and training, and other operational expenses. Other noninterest expenses decreased $1.5 million, or 3.6%, compared to 2019. The decrease is primarily due to a $3.7 million decrease in employee travel along with smaller decreases in other items. The decrease was offset by an increase of $1.5 million in OREO and repossessed assets related expenses.

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

The following table compares noninterest expense for 2019 and 2018:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	% Change
Salaries and employee benefits	$213,874	$154,905	38.1%
Premises and equipment	44,637	30,478	46.5
Merger expenses	28,497	2,983	NM
Intangible asset amortization	23,862	2,755	NM
Data processing expense	13,013	8,775	48.3
Software amortization	13,352	5,929	125.2
Consulting and professional fees	10,301	13,285	(22.5)
Loan related expenses	2,383	3,145	(24.2)
FDIC Insurance	5,394	4,645	16.1
Communications	5,116	2,773	84.5
Advertising and public relations	5,017	2,523	98.8
Legal expenses	1,608	3,732	(56.9)
Other	41,716	22,373	86.5
Total Noninterest Expense	$408,770	$258,301	58.3%

Salaries and Employee Benefits. Salaries and employee benefit costs are the largest component of noninterest expense and include employee payroll expense, incentive compensation, health insurance, benefit plans and payroll taxes. Salaries and employee benefits increased $59.0 million or 38.1% for 2019 compared to 2018, largely due to the acquisition of State Bank and the resulting 58% increase in full-time equivalent employees. This increase in salaries and benefits was partially offset by lower incentive compensation impacted by lower results from performance targets in 2019. The following table provides additional detail of our salaries and employee benefits expense for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2019	2018	% Change
Salaries and employee benefits
Regular compensation	$136,312	$85,084	60.2%
Incentive compensation	45,174	50,932	(11.3)
Taxes and employee benefits	32,388	18,889	71.5
Total salaries and employee benefits	$213,874	$154,905	38.1%

Premises and Equipment. Rent, depreciation and maintenance costs comprise most of the occupancy and equipment expenses. The 2019 increase of 46.5% resulted from additional facilities and equipment from the acquisition of State Bank.

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

Consulting and Professional Services. For 2019, our consulting and professional services decreased $3.0 million or 22.5%, compared to 2018. In 2019, merger related expenses included consulting and professional fees of $4.8 million.

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

Income Tax Expense

Income tax expense for 2020 was $27.3 million compared to $60.3 million and $45.1 million for 2019 and 2018, respectively.

The effective tax rate was (15.3)% for 2020 compared to 23.0% and 21.3% for 2019 and 2018, respectively. The decrease in the effective tax rate for 2020 resulted from the pretax operating loss incurred during 2020 as well as a decrease in state tax expense, partially offset by the non-deductible goodwill impairment charge. The increase in the effective tax rate for 2019 compared to 2018 was due to an increase in state tax expense, a decrease in tax exempt interest, and a one-time bad debt deduction on a legacy loan portfolio that occurred in 2018 (see “Note 12 — Income Taxes” to the consolidated financial statements and “— Critical Accounting Policies and Estimates” for additional disclosures and discussion regarding income taxes).

Our effective tax rate is impacted by pre-tax income, and to a lesser extent, tax-exempt income, and the increase in the cash surrender value of bank-owned life insurance. The effective tax rate is also affected by discrete items that may occur in any given period, but are not consistent from period to period, which may impact the comparability of the effective tax rate between periods.

At December 31, 2020, we had a net deferred income tax asset of $63.7 million compared to a net deferred income tax liability of $25.0 million at December 31, 2019. The increase in the net deferred asset was primarily due to the adoption of CECL, (see “Note 1— Summary of Accounting Policies” and “Note 4— Loans and Allowance for Credit Losses” to the consolidated financial statements), impact of the goodwill impairment charge on tax deductible goodwill, the increase in the allowance for credit losses, and changes in market conditions that impacted the deferred tax on the fair value adjustments on securities available-for-sale and cash flow hedges including the termination of the interest rate collar (see “Note 7— Derivatives” to the consolidated financial statements).

Financial Condition

The following table summarizes selected components of our balance sheet as of the periods indicated.

Table 10 – Financial Condition

	As of December 31,			Average Balances for the Year Ended December 31,
(In thousands)	2020	2019	2018	2020	2019	2018
Total assets	$18,712,567	$17,800,229	$12,730,285	$18,199,726	$17,689,126	$11,498,013
Total interest-earning assets	17,945,552	16,254,827	11,899,165	17,348,620	16,320,573	10,817,317
Total interest-bearing liabilities	11,391,166	11,281,263	8,726,443	11,220,769	11,634,514	7,849,508
Short-term and other investments	1,847,237	813,069	592,690	1,101,275	829,153	520,092
Securities available-for-sale	3,332,168	2,368,592	1,187,252	2,763,450	1,776,689	1,180,623
Loans, net of unearned income	12,719,129	12,983,655	10,053,923	13,483,895	13,714,731	9,116,602
Goodwill	43,061	485,336	307,083	151,935	484,003	311,494
Noninterest-bearing deposits	5,033,748	3,833,704	2,454,016	4,598,544	3,431,300	2,137,953
Interest-bearing deposits	11,018,497	10,909,090	8,254,673	10,831,494	11,197,328	7,283,850
Borrowings and subordinated debentures	372,669	372,173	471,770	389,275	437,186	565,658
Shareholders' equity	2,121,102	2,460,846	1,438,274	2,171,826	2,373,856	1,377,471

Investment Portfolio

Our securities available-for-sale portfolio increased by $1.0 billion or 40.7% during 2020. Approximately $289.2 million of securities available-for-sale were sold during 2020 and $843.2 million of securities matured, were called, or paid down in 2020. We purchased $2.0 billion in securities during 2020, with $702.4 million in the fourth quarter, as a result of increased balance sheet liquidity resulting from growth in deposits and lower loan originations. Securities acquired include government agency and government agency pass-through mortgage-backed securities as well as investment grade municipal bonds. At December 31, 2020, our securities portfolio was 18.6% of our total interest-earning assets and produced an average taxable equivalent yield of 2.18% for 2020 compared to 2.84% and 3.04% for 2019 and 2018, respectively.

The following table sets forth the fair value of the securities available-for-sale at the dates indicated:

Table 11 – Securities Available-for-Sale Portfolio

	As of December 31,			Percent Change
(Dollars in thousands)	2020	2019	2018	2020 vs 2019		2019 vs 2018
Securities available-for-sale:
U.S. Treasury Securities	$—	$—	$96,785	NM	%	(100.0)%
Obligations of U.S. government agencies	288,729	69,106	61,007	317.8		13.3
Mortgage-backed securities ("MBS") issued or guaranteed by U.S. agencies:
Residential pass-through:
Guaranteed by GNMA	125,335	99,082	83,105	26.5		19.2
Issued by FNMA and FHLMC	1,916,889	1,435,497	585,201	33.5		145.3
Collateralized mortgage obligations	216,655	295,832	35,169	(26.8)		741.2
Commercial MBS	431,777	275,958	109,415	56.5		152.2
Total MBS	2,690,656	2,106,369	812,890	27.7		159.1
Obligations of states and municipal subdivisions	352,783	193,117	216,570	82.7		(10.8)
Total securities available-for-sale	$3,332,168	$2,368,592	$1,187,252	40.7%		99.5%

 See “—Maturity Distribution of Investment Securities” for information regarding the contractual maturities of our investment securities portfolio.

The gross unrealized gains in our investment security portfolio totaled $88.2 million as of December 31, 2020. The following table summarizes the investment securities with unrealized losses at December 31, 2020 by aggregated major security type and length of time in a continuous unrealized loss position:

Table 12 – Investment Securities with Unrealized Losses

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2020
Obligations of U.S. government agencies	$151,172	$1,868	$30,658	$249
Mortgage-backed securities	360,197	2,832	18,476	139
Obligations of states and municipal subdivisions	841	4	—	—
Total	$512,210	$4,704	$49,134	$388

As of December 31, 2020, the unrealized losses were not deemed to be caused by credit-related issues. We define credit loss as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Non-credit related impairments are recognized in other comprehensive income, net of tax. Additionally, none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption of the obligations. As of December 31, 2020, we did not recognize any allowance for credit losses related to available-for-sale securities since decline in fair value did not result from credit-related issues. We have adequate liquidity and, therefore, do not plan to sell and, more likely than not, will not be required to sell, these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Loan Portfolio

We originate commercial and industrial loans, commercial real estate loans (including construction loans), residential mortgages and other consumer loans. A strong emphasis is placed on the commercial portfolio, consisting of commercial and industrial and commercial real estate loan types, with approximately 80% and 74% of the portfolio residing in these loan types as of December 31, 2020 and December 31, 2019, respectively. Our commercial portfolio is further diversified by industry concentration and includes loans to clients in specialized industries, including restaurant, healthcare and technology. Additional commercial lending activities include energy, construction, general corporate loans, business banking and community banking loans. Also, with the acquisition of State Bank, we added asset-based lending and Small Business Administration (“SBA”) lending. Mortgage, wealth management and retail make up most of the consumer portfolio.

Total loans decreased by $264.5 million or 2.0% from December 31, 2019. The increases in loan balances included $938.3 million in outstanding PPP loans (Table 17), partially offset by loan paydowns and payoffs. The declines were driven by corporate reductions of debt in the C&I segment, soft loan origination and strategic declines in loans in the restaurant, energy and leveraged loan sectors as we work to reduce select exposures. These declines were partially offset by an increase in CRE balances largely due to construction draws in the industrial and multifamily categories.

The following table presents total loans outstanding by portfolio segment and class of financing receivable  . The December 31, 2020 presentation has been conformed to the December 31, 2019 portfolio segment and class of financing receivable to provide comparability to previous public filings with the exception of the Small Business Lending portfolio segment of which approximately $505 million was reclassified to C&I and $229 million was reclassified to CRE to reflect alignment with CECL categorizations.

Table 13 – Loan Portfolio

	Total Loans as of December 31,
(In thousands)	2020(1)	2019	2018	2017	2016
Commercial and industrial
General C&I	$4,422,542	$3,979,193	$3,275,362	$2,746,454	$2,416,665
Energy sector	1,310,612	1,427,832	1,285,775	935,371	939,369
Restaurant industry	971,662	993,397	1,096,366	1,035,538	864,085
Healthcare	550,422	472,307	539,839	416,423	445,103
Total commercial and industrial	7,255,238	6,872,729	6,197,342	5,133,786	4,665,222
Commercial real estate
Income producing	2,689,157	2,517,707	1,266,791	1,082,929	1,001,703
Land and development	218,465	254,965	63,948	75,472	71,004
Total commercial real estate	2,907,622	2,772,672	1,330,739	1,158,401	1,072,707
Consumer
Residential real estate	2,453,018	2,584,810	2,227,653	1,690,814	1,457,170
Other	103,251	93,175	67,100	74,922	68,689
Total consumer	2,556,269	2,677,985	2,294,753	1,765,736	1,525,859
Small business lending	—	734,237	266,283	221,855	193,641
Total	12,719,129	13,057,623	10,089,117	8,279,778	7,457,429
Unearned discount and fees	—	(73,968)	(35,194)	(26,351)	(24,718)
Total (net of unearned discount and fees)	$12,719,129	$12,983,655	$10,053,923	$8,253,427	$7,432,711

(1) Amounts represent total net loans. Under CECL, loan balances are stated at amortized cost, which is net of unearned income and are not directly comparable to prior periods.

Commercial and Industrial. Total C&I loans increased by $382.5 million or 5.6% since December 31, 2019  and represented 57.0% of the total loan portfolio at December 31, 2020, compared to 52.6% of total loans at December 31, 2019 . As noted above, a significant portion of this change resulted from $938.3 million in PPP loans as detailed in Table 17 below, offset by net paydowns, soft loan originations and strategic declines in certain portfolios.

General C&I. As of December 31, 2020, our general C&I category included loans to the following industries: finance and insurance, professional services, durable manufacturing, technology and insurance with investment firms, contractors, consumer services, and other. Generally, C&I loans typically provide working capital, equipment financing, and financing for expansion and are generally secured by assignments of corporate assets including accounts receivable, inventory, and/or equipment. There were $648.5 million in PPP loans outstanding in the General C&I portfolio as of December 31, 2020.

Energy. Our energy team is comprised of experienced lenders with significant product expertise and long-standing relationships. Additionally, energy production and energy related industries are substantial contributors to the economies in the Houston metropolitan area and the State of Texas. We strive for a rigorous and thorough approach to energy underwriting and credit monitoring. The ACL was $32.3 million or 2.46% of the energy portfolio at December 31, 2020, compared to $12.7 million or 0.89% as of December 31, 2019  (see “—Provision for Credit Losses” and “—Allowance for Credit Losses”). As of December 31, 2020, we had $20.2 million of nonperforming energy credits compared to $9.8 million of nonperforming energy credits as of December 31, 2019 . In addition, 19.3% of the energy portfolio was criticized as of December 31, 2020 compared to 6.7% at December 31, 2019. The increases in nonperforming and criticized energy credits is due to stress in the sector that resulted from the significant decline in demand due to the COVID-19 pandemic. As of December 31, 2020, there were approximately $76.2 million in PPP loans outstanding in the Energy portfolio as follows: $51.7 million in Energy Services, $15.7 million in Midstream, and $8.8 million in E&P. As presented in the following table our energy lending business is comprised of three areas: Exploration and Production (“E&P”), Midstream, and Energy Services.

Table 14 – Energy Loan Portfolio

	As of December 31,					As of December 31, 2020
(Dollars in thousands)	2020	2019	2018	2017	2016	Unfunded Commitments	Criticized
Outstanding balance(1)
E&P	$267,896	$358,552	$366,973	$278,171	$371,870	$50,069	$83,395
Midstream	853,846	886,748	738,535	557,800	472,053	507,364	117,735
Energy services	188,870	182,532	180,267	99,400	95,446	44,369	51,503
Total energy sector	$1,310,612	$1,427,832	$1,285,775	$935,371	$939,369	$601,802	$252,633
As a % of total loans	10.30%	10.93%	12.74%	11.30%	12.60%
Allocated ACL
E&P	$6,997	$3,728	$2,195	$12,892	$13,018
Midstream	19,734	7,845	4,091	1,582	5,878
Energy services	5,548	1,168	1,051	2,509	5,657
Total allocated ACL	$32,279	$12,741	$7,337	$16,983	$24,553
ACL as a % of outstanding balance
E&P	2.61%	1.04%	0.60%	4.63%	3.50%
Midstream	2.31	0.88	0.55	0.28	1.25
Energy services	2.94	0.64	0.58	2.52	5.93
Total energy sector	2.46%	0.89%	0.57%	1.82%	2.61%

(1) Loan balances as of December 31, 2020 are stated at amortized cost, which is net of unearned discount and fees and are not directly comparable to the prior periods. Prior period loan balances are presented as previously reported, gross of unearned discount and fees.

E&P loans outstanding comprised approximately 20.4% of outstanding energy loans as of December 31, 2020, compared to 25.1% of outstanding energy loans as of December 31, 2019. We have strategically reduced our exposure to this category of energy lending over time, down from 51.7% of our outstanding energy loans as of December 31, 2014. Our E&P customers are primarily businesses that derive a majority of their revenues from the sale of oil and gas and whose credit needs require technical evaluation of oil and gas reserves. Emphasis for E&P is on high quality, independent producers with proven track records. Our E&P credit underwriting includes a combination of well-by-well analyses, frequent updates to our pricing decks, and engaging energy engineers to actively monitor the portfolio and provide credit redeterminations, at a minimum, every six months. At least quarterly, and more frequently as needed during periods of higher commodity price volatility, we adjust the base and sensitivity price decks on which we value our clients’ oil and gas reserves. Generally, we seek to follow the shape of the NYMEX strips for oil and natural gas, but at a discount to the strip. In periods of higher commodity prices, our discount from the strip is higher whereas in lower price periods our discount is lower. The price decks utilized in our engineering analyses are ratified by our Senior Credit Risk Management Committee. Borrowing base redeterminations occur every spring and fall, with the spring redeterminations completed prior to the end of the second quarter and fall determinations completed prior to the end of the fourth quarter.

Approximately 77% of the committed E&P loans are secured by properties primarily producing oil, and the remaining 23% are secured by natural gas. It is expected that our E&P portfolio will experience additional stress, although the level of stress will depend on the duration of the crisis and the level of commodity prices resulting from decreased energy demand. We are working with our clients to manage through this difficult period, as most are focused on maximizing cash flow and downside protection by restructuring and optimizing their hedge strategies where appropriate. Additionally, we are determining which existing clients and bank partners are part of go-forward traditional energy strategy and we plan to exit those relationships that are not.

Midstream loans outstanding comprised 65.1% of outstanding energy loans as of December 31, 2020, compared to 62.1% of outstanding energy loans as of December 31, 2019. We have strategically increased Midstream lending as a percent of our total energy lending over time, up from 30.8% as of December 31, 2014. Midstream lending is generally to customers who handle the gathering, treating and processing, storage or transportation of oil and gas. These customers’ businesses are generally less commodity price sensitive than other energy segments given the nature of their fee-based revenue streams. Most of the midstream portfolio experienced volume declines associated with weak energy demand because of COVID. Essentially all shut-in volumes came back online very quickly, and we continue to see a gradual increase in global energy demand since those initial declines at the outset of the pandemic. The majority of the portfolio is backed by large, energy focused private equity funds and operated by highly experienced management teams with long term relationships and track records with Cadence Midstream bankers. Underwriting guidelines for the Midstream portfolio generally require a first lien on all assets as collateral. The average debt-to-capital of this portfolio was at approximately 37% as of December 31, 2020. The average funded amount per borrower was approximately $10.0 million as of December 31, 2020.

Energy Services loans outstanding comprised 14.4% of outstanding energy as of December 31, 2020, compared to 12.8% of outstanding energy loans as of December 31, 2019. This increase resulted from the $51.7 million in PPP loans originated in the Energy Services category. This category of lending has remained a low percentage of our total energy lending over time, down slightly from 17.5% as of December 31, 2014. Energy Services lending targets oilfield service companies that provide equipment and services used in the exploration for and extraction of oil and natural gas. Customers consist of a wide variety of businesses, including production equipment manufacturers, chemical sales, water transfer, rig equipment and other early and late stage services companies. We have limited exposure to drilling, and a majority of our exposure is in ongoing well production.

Specialized Lending. The following table presents our specialized lending portfolio by category as of the dates presented.

Table 15 – Specialized Lending Portfolio

	Amounts Outstanding(1) as of December 31,					As of December 31, 2020
(In thousands)	2020	2019(2)	2018(2)	2017(2)	2016(2)	Unfunded Commitments
Restaurant	$971,662	$963,399	$1,096,366	$1,035,538	$864,085	$184,166
Healthcare	550,422	451,055	538,886	408,665	434,663	137,880
Technology	437,529	369,160	459,502	411,050	218,162	90,165
Total specialized lending	$1,959,613	$1,783,614	$2,094,754	$1,855,253	$1,516,910	$412,211

(1) Loan balances as of December 31, 2020 are stated at amortized cost, which is net of unearned discount and fees and are not directly comparable to prior periods. Prior period loan balances are presented as previously reported, gross of unearned discount and fees.

(2) Prior period balances are presented as previously reported (originated C&I loans only) and may not be comparable to the current period presentation which represents the entire C&I loan portfolio.

Restaurant, healthcare, and technology are the components of our specialized industries. For these industries, we focus on larger corporate clients, who are typically well-known within the industry. The client coverage for these components is national in scope, given the size and capital needs of the majority of the clients. Given these customer profiles, we frequently participate in such credits with two or more banks through syndication.

Restaurant loans outstanding increased by $8.3 million or 0.9% compared to December 31, 2019 due to the origination of $134.5 million in PPP loans, offset by net paydowns as a result of strategic declines in the portfolio. In the restaurant sector, we focus on major franchisees and the operating companies of “branded” restaurant concepts. Our restaurant group focuses on top tier operators in restaurant operating companies and franchisee restaurants in nationwide markets. The portfolio includes approximately 70% to Quick Service Restaurants (“QSRs”), 5% to Fast Casual, 20% to Full-Service and 5% to Other. The Restaurant sector has experienced increases in nonperforming loans and charge-offs during 2020 and 2019 as certain customers have faced difficulties dealing with market pressures on employee compensation and increased competition, and more recently, the significant effects of COVID-19. Dining room closures and restrictions have required restaurants to adjust their business and labor models accordingly, although many of our QSR customers are experiencing meaningful drive-through and pick-up business. Our Full-Service portfolio is the most stressed segment of the portfolio with continued uncertainty and inconsistencies in dining-room re-openings or capacity across the country.

Healthcare loans outstanding increased by $99.4 million or 22.0% with the majority of this increase due to $79.1 million in PPP loans, and comprised 28.1% of total specialized lending at December 31, 2020, compared to 25.3% at December 31, 2019. Our healthcare portfolio focuses on middle-market healthcare providers generally with a diversified payor mix.

Technology loans outstanding increased by $68.4 million or 18.5% due in part to $13.4 million in PPP loans, and comprised 22.3% of total specialized lending at December 31, 2020, compared to 20.7% at December 31, 2019. Our technology portfolio focuses on the technology sub-segments of software and services, network and communications infrastructure, and internet and mobility applications.

Commercial Real Estate. Commercial real estate (“CRE”) loans increased by $135.0 million or 4.9% since December 31, 2019. CRE loans represented 22.9% of the total loan portfolio as of December 31, 2020, compared to 21.2% of total loans as of December 31, 2019. As noted above, a significant portion of this change resulted from the reclassification of loans within the Small Business Lending segment to the CRE segment in connection with CECL classifications. Income Producing CRE includes non-owner occupied loans secured by commercial real estate, regardless of the phase of the loan (construction versus completed). Commercial construction loans are primarily included in Income Producing CRE. Additionally, all real estate investment trust and income producing loans are included in the Income Producing CRE segment. Land, lots, and homebuilder loans are included in the land and development segment. All owner occupied CRE loans reside in the various C&I segments in which the underlying risk exists. Our CRE lending team is a group of experienced relationship managers focusing on construction and income producing property lending which generally have property or sponsors located in our geographic footprint. CRE loans are secured by a variety of property types, including multi-family dwellings, office buildings, industrial properties, and retail facilities.

Included in our CRE portfolio are hospitality loans totaling approximately $257 million at December 31, 2020, representing 59 relationships, or an average outstanding balance of $4.4 million. This portfolio has been significantly affected by COVID-19 with approximately $50 million in ACL attributable to the portfolio (see “—Provision for Credit Losses,” “—Asset Quality” and “—Allowance for Credit Losses”). These credits consist of predominantly long-term relationships with experienced operators and are geographically in-footprint, primarily in local markets demonstrating resiliency in past economic cycles. Additionally, the portfolio is Hilton and Marriott family flag centric: primarily limited service/smaller properties with lower fixed cost structure and limited to no exposure to luxury, big box, heavy food and beverage dependent properties and no conference centers. With the significant reduction in services and labor, breakeven occupancy is now meaningfully lower than historical levels. The weighted average loan-to-value ratio for the hospitality portfolio was approximately 52% at origination (excludes SBA loans).

Consumer. Consumer loans decreased by $121.7 million or 4.5% from December 31, 2019. Consumer loans represented 20.1% of total loans at December 31, 2020, compared to 20.5% of total loans at December 31, 2019. We originate residential real estate mortgages that are held for investment as well as held for sale in the secondary market. Approximately 14.8% of the consumer portfolio relates to acquired portfolios, compared to 19.1% as of December 31, 2019. Our originated consumer loan portfolio totaled $2.2 billion as of December 31, 2020, consistent with year-end 2019.

Concentrations of Credit. We closely and consistently monitor our concentrations of credit. Individual concentration limits are assessed and established, as needed, on a quarterly basis and measured as a percentage of risk-based capital. All concentrations greater than 25% of risk-based capital require a concentration limit, which are monitored and reported to the Board of Directors on at least a quarterly basis. In addition to the specialized industries, energy, and CRE segments in the loan portfolio, we manage concentration limits for other loans, such as leveraged loans, specialty chemical, and non-specialized enterprise value loans. We evaluate the appropriateness of our underwriting standards in response to changes in national and regional economic conditions, including energy prices, interest rates, real estate values, and employment levels. Underwriting standards and credit monitoring activities are assessed and enhanced in response to changes in these conditions.

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

Our SNC loans are spread across our commercial products, with many falling within our specialized industries, and are focused on customers where we have ancillary business or believe we can develop such business. Our management team, relationship managers, and credit risk management team have extensive experience in the underwriting, due diligence, and monitoring of SNC credits. We evaluate SNC loans using the same credit standards we apply in underwriting all our loans.

The following table presents our SNC portfolio by portfolio segment and class of financing receivable.

Table 16 – Shared National Credits

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Amount Outstanding(1)	% of SNC Portfolio	Amount Outstanding(1)	% of SNC Portfolio
Commercial and industrial
General C&I	$866,287	37.3%	$997,021	38.2%
Energy sector	757,514	32.6	903,501	34.7
Restaurant industry	414,492	17.9	468,298	18.0
Healthcare	43,782	1.9	31,436	1.2
Total commercial and industrial	2,082,075	89.7	2,400,256	92.1
Commercial real estate
Income producing	230,799	10.0	192,234	7.4
Land and development	7,385	0.3	14,294	0.5
Total commercial real estate	238,184	10.3	206,528	7.9
Total shared national credits	$2,320,259	100.0%	$2,606,784	100.0%
As a % of total loans	18.2%		20.0%

(1) Loan balances as of December 31, 2020 are stated at amortized cost, which is net of unearned discount and fees and are not directly comparable to the prior period. Loan balances as of December 31, 2019 are presented as previously reported, gross of unearned discount and fees.

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

Under the PPP, eligible small businesses could apply to an SBA-approved lender for a loan that does not require collateral or personal guarantees. Loans issued prior to June 5, 2020 mature in two years unless otherwise modified and loans issued after June 5, 2020 mature in five years. However, they are eligible for forgiveness (in full or in part, including any accrued interest) under certain conditions. All borrowers are required to retain the supporting documents for six years. For loans (or parts of loans) that are forgiven, the lender will collect the forgiven amount from the U.S. government. The average amount of each originated PPP loan outstanding was approximately $226 thousand at December 31, 2020.

In response to the COVID-19 pandemic, we have taken several actions to offer various forms of support to our customers, employees, and communities that have experienced impacts from this development. We are actively working with customers impacted by the economic downturn, including continuing to secure loans for our customers under the PPP.

The PPP loans have a 1% fixed interest rate and produced an annualized yield of 2.50% for 2020 due to the amortization of net deferred loan fees. At December 31, 2020, the remaining amount of unamortized net deferred loan fees on the PPP loans was $8.8 million.

The following table presents our PPP loans by portfolio segment and class of financing receivable as of December 31, 2020. The December 31, 2020 presentation has been conformed to the December 31, 2019 portfolio segment and class of financing receivable to provide comparability to the other loan disclosures in MD&A.

Table 17 – Paycheck Protection Program

(Dollars in thousands)	Amortized Cost	% of PPP Portfolio
Commercial and industrial
General C&I	$648,458	69.1%
Energy sector
E&P	8,814	0.9
Midstream	15,704	1.7
Energy services	51,710	5.5
Restaurant industry	134,454	14.4
Healthcare	79,120	8.4
Total commercial and industrial	938,260	100.0
Total PPP loans	$938,260	100.0%
As a % of total loans	7.4%

Asset Quality

We focus on asset quality strength through robust underwriting, proactive monitoring and reporting of the loan portfolio and collaboration between the lines of business, credit risk and enterprise risk management.

Credit risk is governed and reported up to the Board of Directors primarily through our Senior Credit Risk Management Committee (the “SCRMC”). The SCRMC reviews credit portfolio management information such as problem loans, delinquencies, concentrations of credit, asset quality trends, portfolio analysis, exception management, policy updates and changes, and other relevant information. Further, both the Senior Loan Committee and Credit Transition Committee, the primary channels for credit approvals, report up through the SCRMC. The approval of our Senior Loan Committee is generally required for relationships in an amount greater than $5.0 million. For loans in an amount greater than $5.0 million that are risk rated 10 or worse, approval of the Credit Transition Committee is generally required. There is a credit executive assigned to each line of business who holds the primary responsibility for the approval process outside of the loan approval committees. Our Board of Directors receives information concerning asset quality measurements and trends on a periodic basis. (See “Note 4— Loans Held for Sale, Loans and Allowance for Credit Losses” to the consolidated financial statements for additional disclosure regarding our credit risk management.)

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

An important aspect of our assessment of risk is the ongoing completion of periodic risk rating reviews. As part of these reviews, we seek to review the risk ratings of each facility within a customer relationship and may recommend an upgrade or downgrade to the risk ratings. Our policy is to review two times per year all customer relationships with an aggregate exposure of $10.0 million or greater as well as all SNC. Additionally, all customer relationships with an aggregate exposure of $2.5 million to $10.0 million are reviewed annually. Further, customer relationships with an aggregate exposure of $2.5 million and greater with pass/watch risk rating (defined as a borderline risk credit representing the weakest pass risk rating) are reviewed quarterly. This threshold is reduced to $1.0 million in the fourth quarter of each year. Customer relationships with an aggregate exposure of $2.5 million and greater with criticized risk ratings are reviewed quarterly. Additionally, customer relationships with an aggregate exposure of $5.0 million and greater with classified risk ratings are reviewed intra-quarter on a monthly basis. Certain relationships are exempt from review, such as relationships where our exposure is cash-secured.

Nonperforming Assets

Nonperforming assets (“NPA”) primarily consist of nonperforming loans (“NPL”) and other assets acquired through any means in full or partial satisfaction of a debt previously contracted. The following table presents all nonperforming assets and additional asset quality data for the dates indicated.

Table 18 – Nonperforming Assets

	As of December 31,
(Dollars in thousands)	2020(3)	2019	2018	2017	2016
Nonperforming loans(1)
Commercial and industrial	$109,000	$106,803	$71,353	$43,085	$122,416
Commercial real estate	14,969	1,127	—	225	2,186
Consumer	14,033	7,289	2,555	3,741	3,530
Small business(2)	—	4,337	333	642	805
Total nonperforming loans	138,002	119,556	74,241	47,693	128,937
Foreclosed OREO and other NPA	19,788	5,958	8,185	22,965	37,231
Total nonperforming assets	$157,790	$125,514	$82,426	$70,658	$166,168
NPL as a percentage of total loans	1.08%	0.92%	0.74%	0.58%	1.73%
NPA as a percentage of loans plus OREO/other	1.24%	0.97%	0.82%	0.85%	2.22%
NPA as a percentage of total assets	0.84%	0.71%	0.65%	0.65%	1.74%
Total accruing loans 90 days or more past due	$13,880	$23,364	$6,240	$17,815	$18,950

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

(2) As of December 31, 2020, formerly Small Business balances are included in Commercial and Industrial and Commercial Real Estate. Prior period balances are presented as previously reported and may not be comparable by segment to the current period presentation.

(3) Nonperforming loans do not include nonperforming loans held for sale of $176 thousand at December 31, 2020.

Nonperforming Loans. Commercial loans, including small business loans, are generally placed on nonaccrual status when principal or interest is past due 90 days or more unless the loan is well secured and in the process of collection, or when the loan is specifically determined to be impaired. When a commercial loan is placed on nonaccrual status, interest accrued but not received is generally reversed against interest income. Of the total nonperforming loans at December 31, 2020, approximately 65.2% are current on their contractual payments.

Consumer loans, including residential first and second lien loans secured by real estate, are generally placed on nonaccrual status when they are 120 or more days past due. When a consumer loan is placed on nonaccrual status, interest accrued but not received is generally reversed against interest income.

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured under the terms of the loan or, if applicable, under the terms of the restructured loan. Approximately $13.9 million, $16.3 million, and $8.5 million of contractual interest accrued on nonperforming loans was not recognized in earnings during 2020, 2019, and 2018, respectively. For the years ended December 31, 2020  and 2019, an immaterial amount of contractual interest paid was recognized on the cash basis compared to $1.7 million for the year ended December 31, 2018.

Our nonperforming loans have increased to 1.08% of our loan portfolio as of December 31, 2020, compared to 0.92% of our loan portfolio as of December 31, 2019 and reflects COVID-driven stress on the portfolio, particularly in energy, restaurant and CRE, including hospitality. As noted above, the adoption of CECL resulted in additional NPL in the PCD population that were previously considered performing when evaluated as a pool under prior accounting methodology versus individually under CECL. Had CECL been in place at December 31, 2019, the amount of these PCD loans would have been $43.0 million. Our NPL in the originated population were 0.78% as of December 31, 2020 compared to 0.82% as of December 31, 2019.

The following table includes our originated nonperforming assets for the periods presented.

Table 19 – Originated Nonperforming Assets

	As of December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Nonperforming loans(1)
Commercial and industrial
General C&I	$19,157	$43,630	$24,103	$263	$7,089
Energy sector
E&P	—	5,206	14,485	36,896	95,453
Midstream	10,751	3,159	6,227	—	10,689
Energy services	9,490	1,417	—	5,926	7,242
Restaurant industry	46,079	45,032	22,042	—	—
Healthcare	391	3,770	4,496	—	—
Commercial real estate	7,777	—	—	—	—
Consumer	5,392	3,307	1,218	1,519	798
Small business(2)	—	1,395	104	199	132
Total nonperforming loans	99,037	106,916	72,675	44,803	121,403
E&P - net profits interests	3,282	4,330	5,779	15,833	19,425
Repossessed assets	14,778	—	—	—	—
Foreclosed OREO	—	—	22	140	—
Total nonperforming assets	$117,097	$111,246	$78,476	$60,776	$140,828
Originated NPL as a percentage of total loans	0.78%	0.82%	0.72%	0.54%	1.63%

(1) Amounts are not comparable due to our adoption of CECL on January 1, 2020. Prior to this date, we used recorded investment in this table. With the adoption of CECL we now use amortized cost.

(2) As of December 31, 2020, former Small Business balances are included in Commercial and Industrial and Commercial Real Estate. Prior period balances are presented as previously reported and may not be comparable by segment to the current period presentation.

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

The balance of foreclosed OREO was $1.7 million as of December 31, 2020 and consisted of five properties compared to $1.6 million and eight properties as of December 31, 2019, with the majority related to foreclosures within our acquired loan portfolio. Included in loans are $1.6 million and $4.4 million of consumer loans secured by single family residential real estate that are in process of foreclosure at December 31, 2020 and December 31, 2019, respectively. We have ceased foreclosure activities on residential real estate due to the COVID-19 pandemic. Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. There were no additions to OREO resulting from foreclosure or repossession from a SNC during the three years ended December 31, 2020.

In 2016, we received net profits interests (“NPI”) in certain oil and gas reserves related to two energy credit bankruptcies that were charged-off in 2016. We recorded the NPI at estimated fair value using a discounted cash flow analysis applied to the expected cash flows from the producing developed wells. We sold one NPI during 2018. The remaining NPI balance was $3.3 million as of December 31, 2020 compared to $4.3 million as of December 31, 2019. In addition, during the first quarter of 2020, we received assets of $4.3 million in the form of limited partnerships units related to two SNC energy credit bankruptcies and $6.3 million in inventory in a general C&I bankruptcy. During the second quarter of 2020, we charged off $2.0 million of these limited partnership assets. Other NPA also includes limited partnership units we received in the third quarter of 2020, representing an approximately eleven-percent ownership interest valued at $8.1 million related to a general C&I credit where the underlying assets of consumer receivables securing the loan were transferred to liquidating trusts.

The following table provides additional detail of our OREO and other nonperforming assets.

Table 20 – OREO and Other Nonperforming Assets

	As of December 31,
(In thousands)	2020	2019	2018	2017	2016
Acquired through foreclosure
Land	$330	$397	$36	$1,393	$10,183
Residential property	48	151	970	2,696	5,138
Commercial property	1,350	1,080	1,400	3,043	2,582
Total foreclosed OREO	1,728	1,628	2,406	7,132	17,903
Unutilized bank-owned property
Land	—	—	—	473	756
Commercial property	—	—	—	—	216
Total unutilized bank-owned property	—	—	—	473	972
Total OREO	1,728	1,628	2,406	7,605	18,875
Other nonperforming assets	18,060	4,330	5,779	15,833	19,425
Total OREO and other nonperforming assets	$19,788	$5,958	$8,185	$23,438	$38,300

Past Due 90 Days and Accruing. We classify certain loans with principal or interest past due 90 days or more as accruing loans if those loans are well secured and in the process of collection or are specifically determined to be impaired as accruing loans. The bulk of the accruing 90 days or more past due loans at December 31, 2019 reside in the ACI portfolio prior to the adoption of CECL. As of December 31, 2020, approximately 28% of these loans are within the acquired residential portfolio. These loans are monitored on a monthly basis by both the lines of business and credit administration.

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

All TDRs are reported as impaired. An impaired classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. Nonperforming loans and impaired loans have unique definitions. Some loans may be included in both categories, whereas other loans may only be included in one category. As of December 31, 2020, there were no SNCs designated as TDRs compared to $7.7 million as of December 31, 2019.

The following table provides information regarding loans that were modified into TDRs for the periods indicated.

Table 21 – Loans Modified into TDRs

	For the Year Ended December 31,
	2020		2019(1)		2018(1)		2017(1)		2016(1)
(Dollars in thousands)	Number of TDRs	Amortized Cost(2)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and industrial
General C&I	4	$8,830	4	$9,692	—	$—	2	$5,010	1	$5,496
Energy	1	7,799	1	5,442	1	14,486	—	—	5	38,113
Restaurant	2	20,655	4	20,934	2	11,262	1	11,017	—	—
Healthcare	—	—	—	—	1	4,496	—	—	—	—
Total C&I	7	37,284	9	36,068	4	30,244	3	16,027	6	43,609
Consumer
Residential real estate	—	—	—	—	—	—	1	460	1	334
Other	—	—	—	—	—	—	1	279	1	200
Total consumer	—	—	—	—	—	—	2	739	2	534
Small business lending(3)	—	—	—	—	2	141	1	138	1	552
Total	7	$37,284	9	$36,068	6	$30,385	6	$16,904	9	$44,695

(1) There was one ACI loan modified into a TDR during the year ended December 31, 2019, with a recorded investment of $1.5 million that was sold prior to year-end. There were no ACI loans modified into a TDR during the years ended December 31, 2018 and 2017. During the year ended December 31, 2016, there was one ACI loan modified into a TDR with a recorded investment of $1.0 million in income producing commercial real estate.

(2) There was no net accrued interest receivable recorded on the loan balances above as of December 31, 2020.

(3) As of December 30, 2020, former Small Business balances are included in Commercial and Industrial and Commercial Real Estate. Prior period balances are presented as previously reported and may not be comparable by segment to the current period presentation.

For the three years ended December 31, 2020 , we had no TDRs for which there was a payment default within the 12 months following the restructure date. During the year ended December 31, 2020, approximately $26.6 million in charge-offs were taken related to two general C&I loans that were modified into a TDR during the same period. During the year ended December 31, 2019, approximately $49.7 million in charge-offs were taken related to commercial and industrial loans modified into TDRs during the same period. For the year ended December 31, 2018, there was one commercial specialized lending customer with a combined recorded investment of $11.8 million which experienced payment default in the year of modification. There were no TDRs modified during 2017 and 2016 that experienced payment default during the year of modification.

Loan Modifications Related to COVID-19. Affected companies may experience cash flow challenges as a result of disruptions in their operations, higher operating costs or lost revenues. They may need to obtain additional financing, amend the terms of existing debt agreements or obtain waivers if they no longer satisfy debt covenants.

On March 27, 2020, the CARES Act was signed into law. The CARES Act provides financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. Additionally, in April 2020, regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) which permits certain loan modifications due to the effects of COVID-19 (as defined) to not be identified as a TDR. The modifications must be made during the period beginning on March 1, 2020 and ending on the earlier of December 31, 2020 or 60 days after the national emergency is lifted, and the borrowers must have been less than 30 days past due on December 31, 2019. On December 27, 2020, this provision was extended under new legislation to the earlier of 60 days after the national emergency is lifted or January 1, 2022.

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

As of December 31, 2020, the Company had active payment deferrals totaling $179.3 million compared to $376.1 million at September 30, 2020. As of December 31, 2020, $54.3 million of restructured loans were exempt from the accounting guidance for TDRs, which includes $28.4 million of loans included in the COVID-19 related loan payment deferral total.  The Company believes additional loans may be restructured because of COVID-19 in the next twelve-months where the exemption from TDR accounting may be elected.

Potential Problem Loans. Potential problem loans represent loans that are currently performing, but for which available information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the repayment terms in the future and which may result in the classification of such loans as nonperforming at some time in the future. These loans are not included in the amounts of nonaccrual or restructured loans presented above but there is a reasonable possibility that they may become nonperforming before the end of the second quarter 2021. We cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, become restructured, or require increased allowance coverage and provision for credit losses. We have identified approximately $35.3 million in credits as potential problem loans at December 31, 2020. Any potential problem loans would be assessed for loss exposure consistent with the methods described in Notes 1 and 4 to our Consolidated Financial Statements.

We expect the levels of nonperforming assets and potential problem loans to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with our degree of success in resolving problem assets. We seek to take a proactive approach with respect to the identification and resolution of problem loans.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) is maintained at a level that management believes is adequate to absorb expected credit losses on loans in the loan portfolio as of the reporting date. On January 1, 2020 we adopted CECL which replaces the incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Events that are not within our control, such as changes in economic conditions, could change after the reporting date and could cause increases or decreases to the ACL. The amount of the allowance is affected by loan charge-offs, which decrease the allowance; recoveries on loans previously charged off, which increase the allowance; and the provision for credit losses charged to earnings, which increases the allowance (see Notes 1 and 4 to the Consolidated Financial Statements). This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change.

Total ACL as of December 31, 2020 was $367.2 million or 2.89% of total loans (net of unearned discounts and fees) of $12.7 billion. Excluding PPP loans, the ACL was 3.12% of total loans at December 31, 2020. This compares with $119.6 million on total loans of $13.0 billion or 0.92% of total loans at December 31, 2019. The adoption of the CECL accounting standard on January 1, 2020 increased the ACL by $75.9 million. The ACL was increased an additional $277.8 million in provision in 2020 which reflects the forecasted effects of COVID-19 on the various loan segments due to higher unemployment, lower GDP, market value, and real estate prices. Our estimate of the ACL used the baseline scenario provided by a nationally recognized service, as adjusted for consideration of certain qualitative and environmental factors. These adjustments consider, among other factors, risk attributes of each portfolio, relevant third-party research, energy prices and previous recessions. Loan charge-offs recognized during 2020 are higher than 2019 as a result of credit migration that has occurred primarily in the Restaurant, Energy, General C&I and CRE (including hospitality) classes, with the most significant impact being COVID related (see “—Provision for Credit Losses”).

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

Table 22 – Allocation of Allowance for Credit Losses

	Allowance for Credit Losses(1)					Percent of Loans in Each Category to Total Loans(1)(2)
	As of December 31,					As of December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016	2020	2019	2018	2017	2016
Commercial and industrial	$187,365	$84,309	$66,316	$55,919	$54,688	57.01%	52.63%	61.43%	62.00%	62.56%
Commercial real estate	141,187	14,093	10,452	11,990	10,103	22.90%	21.23%	13.19%	13.99%	14.38%
Consumer	38,608	15,392	13,703	14,983	13,265	20.09%	20.51%	22.74%	21.33%	20.46%
Small business	—	5,849	3,907	4,684	4,212	0.00%	5.62%	2.64%	2.68%	2.60%
Total allowance for credit losses	$367,160	$119,643	$94,378	$87,576	$82,268	100.00%	100.00%	100.00%	100.00%	100.00%

(1) As of December 31, 2020, former Small Business balances are included in Commercial and Industrial and Commercial Real Estate. Prior period balances are presented as previously reported and may not be comparable by segment to the current period presentation.

(2) As of December 31, 2020, amounts presented are as a percent of amortized cost loan balances, which are net of unearned discount and fees and are not directly comparable to the prior periods. Prior to 2020, amounts presented are as a percent of loan balances as previously reported by segment, gross of unearned discount and fees.

As of December 31, 2020, $187.4 million or 51.0% of our ACL is attributable to our C&I loan segment compared to $84.3 million or 70.5% as of December 31, 2019. The ACL as a percentage of the C&I portfolio was 2.58% as of December 31, 2020 compared to 1.23% as of December 31, 2019. The Energy and Restaurant portfolios have experienced significant stress as a result of COVID-19. Approximately 45% of the C&I ACL is attributable to these portfolios, however energy prices have stabilized recently, and a majority of the shut-ins and curtailments have come back online. Revenues in the restaurant industry have increased from prior quarters, however, non-QSR continue to experience greater stress than the QSR segment.

As of December 31, 2020, $141.2 million or 38.5% of our ACL is attributable to the CRE loan segment, compared to $14.1 million or 11.8% as of December 31, 2019. The CRE ACL as a percentage of the CRE loan segment increased to 4.85% as of December 31, 2020 from 0.51% as of December 31, 2019. Approximately 35% of the CRE ACL is attributable to our hospitality portfolio, as the hotel industry continues to experience lower average occupancy rates as a result of COVID.

As of December 31, 2020, $38.6 million or 10.5% of our ACL is attributable to the Consumer loan segment compared to $15.4 million or 12.9% as of December 31, 2019. The Consumer ACL as a percentage of the Consumer portfolio increased to 1.51% as of December 31, 2020 from 0.57% as of December 31, 2019.   This increase reflects the adoption of CECL and the effects of COVID-19.

As of December 31, 2020, $59.8 million or 16.3% of the total ACL was attributable to SNC loans compared to $32.0 million or 26.7% as of December 31, 2019. The ACL methodology is consistent whether or not a loan is a SNC.

During the year ended December 31, 2020, we recorded net charge-offs of $106.1 million, or 0.79% of average loans, compared to $85.8 million, or 0.63%, and $5.9 million, or 0.06%, for 2019 and 2018, respectively. The current total year-to-date charge-offs included: $46.2 million related to General C&I credits ($31.9 million SNC), $32.5 million related to Restaurant credits, $16.7 million related to Energy credits (all SNC) and $14.5 million in CRE credits, including $2.9 million related to hospitality.

The following tables summarize certain information with respect to our ACL on the total loan portfolio and the composition of charge-offs and recoveries for the periods indicated.

Table 23 – Allowance for Credit Losses Rollforward

	For the Year Ended December 31,
(Dollars in thousands)	2020(1)	2019	2018	2017	2016
ACL at beginning of period	$119,643	$94,378	$87,576	$82,268	$79,783
Cumulative effect of the adoption of CECL	75,850	—	—	—	—
ACL at beginning of period after CECL	195,493	94,378	87,576	82,268	79,783
Provision for loan losses	277,783	111,027	12,700	9,735	49,348
Charge-offs	(112,336)	(87,001)	(8,045)	(6,871)	(49,302)
Recoveries	6,220	1,239	2,147	2,444	2,439
ACL at end of period	$367,160	$119,643	$94,378	$87,576	$82,268

Loans at end of period, net of unearned income	$12,719,129	$12,983,655	$10,053,923	$8,253,427	$7,432,711
Average loans, net of unearned income	13,483,895	13,714,731	9,116,602	7,825,763	7,186,635
Ratio of ending allowance to ending loans	2.89%	0.92%	0.94%	1.06%	1.11%
Ratio of net charge-offs to average loans	0.79	0.63	0.06	0.06	0.65
Net charge-offs as a percentage of:
Provision for credit losses	38.20	77.24	46.44	45.48	94.96
Allowance for credit losses	28.90	71.68	6.25	5.06	56.96
ACL as a percentage of NPL	266.05	100.07	127.12	183.62	63.80

(1) Asset Quality Ratios do not include nonperforming loans held for sale of $176 thousand at December 31, 2020.
Total criticized loans at December 31, 2020 were $871.7 million or 6.85% of total loans as compared to $605.1 million or 4.66% at December 31, 2019. The increase included net downgrades predominantly in Restaurant and Energy and CRE credits, partially mitigated by net reductions in General C&I credits. This migration reflects those sectors of the economy that have been most acutely affected by COVID-19 and the elevated risk in the current macroeconomic environment. The migration in the Restaurant segment is predominantly in the Non-QSR space, as on-premise, family and casual sectors have been much more severely impacted by the economic shutdown than the QSR segment. The majority of the migration in the Energy segment is due to lower commodity prices and COVID-19 driven stress, and the migration in the CRE segment is almost exclusively due to hospitality and senior assisted living, to a lesser extent. The level of criticized loans in the loan portfolio is presented in the following tables as of December 31, 2020 and December 31, 2019.

Table 24 – Criticized Loans

	As of December 31, 2020(1)
(Amortized cost in thousands)	Special Mention	Substandard	Doubtful	Total Criticized
Commercial and industrial
General C&I	$61,910	$90,896	$12,583	$165,389
Energy	93,708	150,810	8,115	252,633
Restaurant	55,141	133,709	6,987	195,837
Healthcare	761	29,614	—	30,375
Total commercial and industrial	211,520	405,029	27,685	644,234
Commercial real estate
Industrial, retail, and other	35,992	26,540	—	62,532
Hospitality(2)	54,449	83,460	—	137,909
Multifamily	90	198	—	288
Office	4,863	7,843	—	12,706
Total commercial real estate	95,394	118,041	—	213,435
Consumer
Residential	—	14,023	—	14,023
Other	—	4	—	4
Total consumer	—	14,027	—	14,027
Total	$306,914	$537,097	$27,685	$871,696

(1) As of December 31, 2020, former Small Business balances are included in Commercial and Industrial and Commercial Real Estate. Prior period balances are presented as previously reported and may not be comparable by segment to the current period presentation.

(2) Hospitality balances have historically been included in Industrial, retail, and other.

	As of December 31, 2019(1)
(Recorded investment in thousands)	Special Mention	Substandard	Doubtful	Total Criticized
Commercial and industrial
General C&I	$70,058	$204,087	$8,191	$282,336
Energy	66,235	26,439	2,754	95,428
Restaurant	45,456	58,559	4,697	108,712
Healthcare	22,414	3,984	—	26,398
Total commercial and industrial	204,163	293,069	15,642	512,874
Commercial real estate
Income producing	36,205	7,125	—	43,330
Land and development	8,997	2,350	—	11,347
Total commercial real estate	45,202	9,475	—	54,677
Consumer
Residential real estate	152	11,603	—	11,755
Other	—	81	—	81
Total consumer	152	11,684	—	11,836
Small business lending	6,573	19,126	—	25,699
Total	$256,090	$333,354	$15,642	$605,086

(1) As of December 31, 2020, formerly Small Business balances are included in Commercial and Industrial and Commercial Real Estate. Prior period balances are presented as previously reported and may not be comparable by segment to the current period presentation.

Deposits. Deposits at December 31, 2020 totaled $16.1 billion as compared to $14.7 billion and $10.7 billion at December 31, 2019 and 2018, respectively. Our core deposits (total deposits less brokered deposits) have increased due to corporate customer increases in liquidity in the current economic environment and broader impacts of fiscal stimulus in 2020. The increase was offset by PPP funds being deployed by customers, balance movement between non-interest bearing and interest-bearing accounts, strategic lowering of certain higher cost deposit balances and net time deposit runoff. We have aggressively lowered our interest rates on deposits for the year ended December 31, 2020 resulting in the cost of total deposits of 0.49% compared to 1.29% for 2019.

Additionally, noninterest-bearing deposits as a percent of total deposits increased significantly to 31.4% at December 31, 2020 from 26.0% at December 31, 2019.

The following table illustrates the growth in our deposits during the periods indicated:

Table 25 – Deposits

	As of December 31,			Percent to Total			Percentage Change
(Dollars in thousands)	2020	2019	2018	2020	2019	2018	2020 vs 2019	2019 vs 2018
Noninterest-bearing demand	$5,033,748	$3,833,704	$2,454,016	31.4%	26.0%	22.9%	31.3%	56.2%
Interest-bearing demand	8,434,041	8,076,735	5,727,026	52.5	54.8	53.4	4.4	41.0
Savings	343,441	268,848	170,910	2.1	1.8	1.6	27.8	57.3
Time deposits less than $100,000	976,683	973,329	1,119,270	6.1	6.6	10.5	0.3	(13.0)
Time deposits greater than $100,000	1,264,332	1,590,178	1,237,467	7.9	10.8	11.6	(20.5)	28.5
Total deposits	$16,052,245	$14,742,794	$10,708,689	100.0%	100.0%	100.0%	8.9%	37.7%
Total brokered deposits	$607,284	$195,194	$1,037,474	3.8%	1.3%	9.7%	211.1%	(81.2)%

Domestic time deposits of $250,000 and over were $486.3 million and $644.1 million at December 31, 2020 and 2019, respectively. These amounts represented 3.0% and 4.4% of total deposits at December 31, 2020 and 2019, respectively.

The following table sets forth our average deposits and the average rates expensed for the periods indicated:

Table 26 – Average Deposits/Rates

	For the Year Ended December 31,
	2020		2019		2018
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
(Dollars in thousands)	Outstanding	Paid	Outstanding	Paid	Outstanding	Paid
Noninterest-bearing demand	$4,598,544	—%	$3,431,300	—%	$2,137,953	—%
Interest-bearing deposits:
Interest-bearing demand	8,101,392	0.47	7,983,237	1.47	4,983,113	1.16
Savings	305,031	0.25	253,170	0.42	181,194	0.31
Time deposits	2,425,071	1.51	2,960,921	2.35	2,119,543	1.99
Total interest-bearing deposits	10,831,494	0.70	11,197,328	1.68	7,283,850	1.38
Total average deposits	$15,430,038	0.49%	$14,628,628	1.29%	$9,421,803	1.07%

Borrowings

The following is a summary of our borrowings for the periods indicated:

Table 27 – Borrowings

(In thousands)	December 31, 2020	December 31, 2019
Advances from FHLB	$100,000	$100,000
Senior debt	49,986	49,938
Subordinated debt	183,344	182,712
Junior subordinated debentures	37,637	37,445
Notes payable	1,702	2,078
Total borrowings	$372,669	$372,173
Average total borrowings - YTD	$389,275	$437,186

At December 31, 2020, the outstanding advance from the FHLB was a long-term convertible advance.

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

Table 28 – Senior and Subordinated Debt

(In thousands)	December 31, 2020	December 31, 2019
Cadence Bancorporation:
5.375% senior notes, due June 28, 2021	$50,000	$50,000
7.250% subordinated notes, due June 28, 2029, callable in 2024	35,000	35,000
3-month LIBOR plus 4.884%, subordinated notes, due March 11, 2025, callable in 2020 (1)	40,000	40,000
4.750% subordinated notes, due June 30, 2029, callable in 2024	85,000	85,000
Total — Cadence Bancorporation	210,000	210,000
Cadence Bank:
6.250% subordinated notes, due June 28, 2029, callable in 2024	25,000	25,000
Debt issue costs and unamortized premium	(1,670)	(2,350)
Total senior and subordinated debt	$233,330	$232,650

(1) On February 5, 2021, we provided formal notification that we intend to call these subordinated notes as of March 11, 2021. All necessary approvals have been received from our Board of Directors and the Federal Reserve.

The senior notes were structured with a seven-year maturity to provide holding company liquidity and to stagger our debt maturity profile. The $35 million and $25 million subordinated notes transactions were structured with a fifteen-year maturity, ten-year call options, and fixed-to-floating interest rates. The $85 million subordinated notes transaction was structured with a ten-year maturity, a five-year call option, and a fixed-to-floating interest rate. The $40 million subordinated notes transaction has a five-year call option. These subordinated debt structures were designed to achieve full Tier 2 capital treatment for 10 years.

In conjunction with our acquisitions of Cadence and Encore, we assumed certain junior subordinated debentures, which were marked to their fair value as of the acquisition dates. The related mark is being amortized over the remaining terms. The following is a list of our junior subordinated debt as of the dates indicated:

Table 29 – Junior Subordinated Debentures

(In thousands)	December 31, 2020	December 31, 2019
Junior subordinated debentures, 3 month LIBOR plus 2.85%, due 2033	$30,000	$30,000
Junior subordinated debentures, 3 month LIBOR plus 2.95%, due 2033	5,155	5,155
Junior subordinated debentures, 3 month LIBOR plus 1.75%, due 2037	15,464	15,464
Total par value	50,619	50,619
Purchase accounting adjustment, net of amortization	(12,982)	(13,174)
Total junior subordinated debentures	$37,637	$37,445

Shareholders’ Equity

As of December 31, 2020, our ratio of shareholders’ equity to total assets was 11.34%, as compared to 13.82% and 11.30% as of December 31, 2019 and 2018, respectively, and we had tangible equity ratios of 10.7% and 10.9%, respectively. Shareholders’ equity was $2.1 billion at December 31, 2020, a decrease of $339.7 million from December 31, 2019. The decrease resulted from the net loss for the year of $205.5 million combined with the cumulative effect of adopting CECL of $62.8 million, dividends of $44.2 million, and the purchase of $30.1 million of common shares under our common stock repurchase program.

In January 2021,  our previously approved share repurchase program authorizing up to $100 million, which was paused earlier in 2020 due to the COVID-19 pandemic, was resumed later in 2020 but expired in January 2021. On January 21, 2021, our board of directors authorized an additional share repurchase program providing for an aggregate purchase price of up to $200 million, subject to regulatory approvals, which have been received.

Regulatory Capital

We are required to comply with regulatory capital requirements established by federal banking agencies. These regulatory capital requirements involve quantitative measures of the Company's assets, liabilities and selected off-balance sheet items, and qualitative judgments by the regulators. Failure to meet minimum capital requirements can subject us to a series of increasingly restrictive regulatory actions. Failure to meet well capitalized capital levels (as defined) can result in restrictions on our operations (see Note 15 to the consolidated financial statements).

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

At December 31, 2020, our capital ratios exceeded the requirements discussed above. Our regulatory capital amounts and ratios at December 31, 2020 and 2019 are presented in the following tables:

Table 30 – Regulatory Capital Amounts and Ratios

	Consolidated Company		Bank
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2020
Tier 1 leverage	$2,002,515	10.9%	$2,065,941	11.3%
Common equity tier 1 capital	2,002,515	14.0	2,015,941	14.1
Tier 1 risk-based capital	2,002,515	14.0	2,065,941	14.5
Total risk-based capital	2,386,610	16.7	2,270,138	15.9
Minimum requirement:
Tier 1 leverage	731,604	4.0	731,953	4.0
Common equity tier 1 capital	643,478	4.5	642,948	4.5
Tier 1 risk-based capital	857,970	6.0	857,264	6.0
Total risk-based capital	1,143,960	8.0	1,143,018	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	914,941	5.0
Common equity tier 1 capital	N/A	N/A	928,702	6.5
Tier 1 risk-based capital	857,970	6.0	1,143,018	8.0
Total risk-based capital	1,429,951	10.0	1,428,773	10.0

	Consolidated Company		Bank
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
December 31, 2019
Tier 1 leverage	$1,784,664	10.3%	$1,953,008	11.1%
Common equity tier 1 capital	1,784,664	11.5	1,903,008	12.3
Tier 1 risk-based capital	1,784,664	11.5	1,953,008	12.6
Total risk-based capital	2,120,571	13.7	2,099,146	13.6
Minimum requirement:
Tier 1 leverage	690,213	4.0	689,881	4.0
Common equity tier 1 capital	697,089	4.5	696,755	4.5
Tier 1 risk-based capital	929,453	6.0	929,007	6.0
Total risk-based capital	1,239,270	8.0	1,238,676	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	862,351	5.0
Common equity tier 1 capital	N/A	N/A	1,006,425	6.5
Tier 1 risk-based capital	929,453	6.0	1,238,676	8.0
Total risk-based capital	1,549,088	10.0	1,548,345	10.0

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

The holding company had $174.8 million in cash on hand as of December 31, 2020 and has $50 million in senior debt that matures in June 2021. While the holding company cash level is currently significant, the holding company does not generate income on a stand-alone basis, and other than raising cash from capital or debt markets, the holding company’s future cash level is dependent upon receiving dividends from the Bank. Additionally, on July 24, 2020, the Federal Reserve amended its supervisory guidance and regulations addressing dividends from bank holding companies to require consultation with the Federal Reserve prior to paying a dividend that exceeds earnings for the period for which the dividend is being paid.

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

As of December 31, 2020, all our liquidity measures were within our established guidelines.

The goal of liquidity management is to ensure that we maintain adequate funds to meet changes in loan demand or any deposit withdrawals. Additionally, we strive to maximize our earnings by investing our excess funds in securities and other assets. To meet our short-term liquidity needs, we seek to maintain a targeted cash position and have borrowing capacity through many wholesale sources, including the FHLB, correspondent banks, and the Federal Reserve Bank. At December 31, 2020, we had $1.1 billion of borrowing availability at the FHLB. To meet long-term liquidity needs, we additionally depend on the repayment of loans, sales of loans, term wholesale borrowings, brokered deposits, and the maturity or sale of investment securities. See “—Maturity Distribution of Investment Securities” and “—Selected Loan Maturity and Interest Rate Sensitivity.”

As a result of the current economic environment with the increase in deposits and the decline in our core loans, we experienced elevated levels of liquidity in 2020. We anticipate these elevated levels to continue in the near future until the markets in which we operate return to a more normalized economic environment.

Maturity Distribution of Investment Securities

The following table shows the scheduled contractual maturities and average book yields (not tax-equivalent) of our investment securities held at December 31, 2020. Within our investment securities portfolio, expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations without call or prepayment penalties in certain instances. During the year ended December 31, 2020, we received cash proceeds from calls/maturities and paydowns on our investment securities portfolio totaling approximately $843.2 million.

Table 31 – Contractual Maturity of Investment Securities

	Contractual Maturity
(Dollars in thousands)	Within One Year	After One but Within Five Years	After Five but Within Ten Years	After Ten Years	Total
Investment securities
U.S. agency securities	$333	$1,119	$124,704	$163,409	$289,565
Mortgage-backed securities	—	11,105	291,824	2,322,396	2,625,325
State, county and municipal securities	—	—	1,114	333,063	334,177
Total amortized cost	$333	$12,224	$417,642	$2,818,868	$3,249,067
Yield on investment securities	2.44%	3.03%	1.95%	1.89%	1.90%

Selected Loan Maturity

Loan repayments are a source of long-term liquidity for us. The following table sets forth our loans by category maturing within specified intervals as of December 31, 2020. The information presented is based on the contractual maturities of the individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Consequently, management believes this treatment presents fairly the maturity and re-pricing of the loan portfolio.

Table 32 – Contractual Maturity of Loans

					Rate Structure for Loans Maturing Over One Year
(In thousands)	One Year or Less	Over One Year through Five Years	Over Five Years	Total	Fixed Interest Rate	Floating or Adjustable Rate
Commercial and Industrial
General C&I	$658,837	$3,197,578	$566,127	$4,422,542	$1,310,062	$2,453,643
Energy sector	177,758	1,131,616	1,238	1,310,612	78,490	1,054,364
Restaurant industry	101,815	790,462	79,385	971,662	163,159	706,688
Healthcare	53,812	424,223	72,387	550,422	185,704	310,906
Total commercial and industrial	992,222	5,543,879	719,137	7,255,238	1,737,415	4,525,601
Commercial Real Estate
Income producing	805,641	1,531,079	352,437	2,689,157	591,277	1,292,239
Land and development	132,884	67,871	17,710	218,465	49,301	36,280
Total commercial real estate	938,525	1,598,950	370,147	2,907,622	640,578	1,328,519
Consumer
Residential real estate	23,421	62,526	2,367,071	2,453,018	1,807,790	621,807
Other	55,284	37,144	10,823	103,251	28,448	19,519
Total consumer	78,705	99,670	2,377,894	2,556,269	1,836,238	641,326
Total loans	$2,009,452	$7,242,499	$3,467,178	$12,719,129	$4,214,231	$6,495,446

Maturities of Time Deposits

The aggregate amount of time deposits in denominations of $100,000 or more as of December 31, 2020, 2019, and 2018 was $1.26 billion, $1.59 billion, and $1.24 billion, respectively.

At December 31, 2020, the scheduled maturities of time deposits greater than $100,000 were as follows:

Table 33 – Contractual Maturity of Time Deposits Greater than $100,000

	December 31, 2020
(Dollars in thousands)	Amount	Weighted Average Interest Rate
Under 3 months	$326,210	1.11%
3 to 6 months	343,031	0.75
6 to 12 months	458,033	0.75
12 to 24 months	119,948	0.69
24 to 36 months	7,899	1.08
36 to 48 months	6,604	0.93
Over 48 months	2,607	0.48
Total	$1,264,332	0.84%

Cash Flow Analysis

Cash and cash equivalents

At December 31, 2020, we had $2.1 billion of cash and cash equivalents on hand, an increase of 107.7% over our cash and cash equivalents of $1.0 billion at December 31, 2019. At December 31, 2020, our cash and cash equivalents comprised 11.0% of total assets compared to 5.6% at December 31, 2019. We monitor our liquidity position and increase or decrease our short-term liquid assets as necessary, however, as a result of the current environment, with the increase in deposits, we experienced elevated levels of liquidity. We anticipate these elevated levels to continue in the near future until we reach a more normalized environment.

Year Ended December 31, 2020 Compared to December 31, 2019

As shown in the Consolidated Statements of Cash Flows, operating activities provided $513.7 million for 2020 compared to $306.1 million for 2019. The increase in operating funds during 2020 was primarily from $368.6 million proceeds from the termination of the interest rate collar.

Investing activities during 2020 used $683.6 million of net funds, compared to net funds provided by investing activities of $265.4 million for 2019. The decrease is primarily driven by the increase of $840.3 million in purchases of securities available-for-sale and a decrease of $409.1 million in cash received in acquisitions. These decreases in funds were partially offset by an increase of $386.2 million in proceeds from maturities and sales of securities and a reduction of $115.5 million in net decrease in loans from the prior year.

Financing activities during 2020 provided net funds of $1.2 billion compared to the net funds used of $0.4 billion for 2019. The increase is due to a net increase of $1.3 billion in deposits. The increase in deposits was driven by customers maintaining higher levels of liquidity and broad impacts from the financial stimulus. Net financing activities in 2020 also included the use of funds to repurchase common stock of $30.1 million and pay cash dividends of $44.2 million.

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

Investing activities during 2019 provided $265.4 million of net funds, compared to a net use of $1.8 billion for 2018. The 2019 activity resulted from cash received in acquisitions of $409.1 million, proceeds of $746.2 million from sales and maturities of securities, and a net decrease in loans of $287.6 million. These items were mitigated by purchases of securities of $1.2 billion.

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

Contractual Cash Obligations and Commitments

We have entered certain contractual obligations and commercial commitments in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk.

The following tables summarize these relationships as of December 31, 2020 by contractual cash obligations and commercial commitments:

Table 34 – Contractual Cash Obligations

	Payments Due by Period
(In thousands)	Total	Less than One Year	One to Three Years	More Than Three to Five Years	After Five Years
Contractual Cash Obligations
FHLB advance	$100,000	$—	$—	$—	$100,000
Senior debt	50,000	50,000	—	—	—
Subordinated debt	185,000	—	—	40,000	145,000
Junior subordinated debentures	50,619	—	—	—	50,619
Notes Payable	1,702	—	—	1,702	—
Operating leases(1)	67,315	8,225	12,818	9,552	36,720
Limited partnership investments(2)	40,639	34,831	5,323	170	315
Total contractual cash obligations	$495,275	$93,056	$18,141	$51,424	$332,654
(1)	See Note 8 to our 2020 Consolidated Financial Statements. The above includes rent and other costs due under the lease such as property taxes.
(2)	Includes remaining capital commitments to certain limited partnership investments.

The following table includes our commitments to extend credit including home equity lines and letters of credit as of December 31, 2020.

Table 35 – Commitments to Extend Credit

	Commitments by Period
(In thousands)	Total	Less than One Year	One to Three Years	More Than Three to Five Years	After Five Years
Commitments to extend credit	$4,344,268	$869,990	$2,030,304	$1,068,035	$375,939
Commitments to grant loans	154,507	154,507	—	—	—
Standby letters of credit	216,741	110,859	86,746	18,783	353
Performance letters of credit	16,065	4,244	3,406	8,256	159
Commercial letters of credit	21,156	3,046	12,882	5,228	—
Total	$4,752,737	$1,142,646	$2,133,338	$1,100,302	$376,451

Such financial instruments are recorded when they are funded and not on the date of entry into the obligation to extend credit. Commitments to extend credit and letters of credit include some exposure to credit loss in the event of default by the customer and exposure to liquidity risk during economic downturns. See “Risk Factors—Risks Relating to Our Business.” The borrowing needs of our clients may increase, especially during a challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. In addition, the Bank has entered certain contingent commitments to grant loans. Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present significant liquidity risk in a normal operating environment. No significant losses on commitments were incurred during the three years in the period ended December 31, 2020. We do not currently anticipate any significant future losses as a result of these transactions.

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

Business Combinations

Assets and liabilities acquired in business combinations are accounted for under the acquisition method of accounting and, accordingly, are recorded at their estimated fair values on the acquisition date. The Company generally records provisional amounts at the time of acquisition based on the information available. These provisional estimates of fair values may be adjusted for a period of up to one year from the acquisition date if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Adjustments recorded during this period are recognized in the current reporting period. The excess cost over fair value of net assets acquired is recorded as goodwill. On January 1, 2019, we completed our merger with State Bank Financial Corporation and on July 1, 2019, we completed our acquisition of Wealth and Pension Services Group, Inc. See Note 2 to our consolidated financial statements.

Goodwill and Other Intangible Assets

Goodwill is not amortized but is evaluated for impairment at least annually in the fourth quarter or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As part of its testing, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative assessment indicate that more likely than not a reporting unit’s fair value is less than its carrying amount, the Company determines the fair value of the respective reporting unit (through the application of various quantitative valuation methodologies) relative to its carrying amount to determine whether quantitative indicators of potential impairment are present (i.e., Step 1). The Company may also elect to bypass the qualitative assessment and begin with Step 1. With the adoption of ASU No. 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, effective January 1, 2020, if the results of Step 1 indicate that the fair value of the reporting unit is below its carrying amount, the Company will recognize an impairment loss for the amount that the reporting unit’s carrying amount exceeds it’s fair value (up to the amount of goodwill recorded). Refer to our Recently Adopted Accounting Pronouncements section in Note 1 to our consolidated financial statements for details of the adoption of ASU No. 2017-04.

A reporting unit is defined as an operating segment or a component of that operating segment. Reporting units may vary, depending on the level at which performance of the segment is reviewed.

Considering the economic conditions resulting from the COVID-19 pandemic, the Company conducted an interim goodwill impairment test in the first quarter of 2020. The interim test indicated a goodwill impairment of $443.7 million within the Banking reporting unit resulting in the Company recording an impairment charge of the same amount in the first quarter of 2020. The interim test indicated no impairment in our other two reporting units. No impairment charge was identified in any reporting unit during the regular annual goodwill impairment testing that was conducted in the fourth quarter of 2020. No impairment was identified in any reporting unit in 2019 or 2018. See Note 6 for more information.

Our other identifiable intangible assets consist primarily of the core deposit premiums and customer relationships arising from our acquisitions. These intangibles were established using the discounted cash flow approach and are being amortized using an accelerated method over the estimated remaining life of each intangible recorded at acquisition. These finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable from undiscounted future cash flows or that it may exceed its fair value. No impairment to these intangible assets has been identified in any period presented.

Fair Value Measurement

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

Management employs independent third-party pricing services to provide fair value estimates for the Company’s financial instruments. Management uses various validation procedures to validate that the prices received from pricing services and quotations received from dealers are reasonable for each relevant financial instrument, including reference to relevant broker/dealer quotes or other market quotes and a review of valuations and trade activity of comparable securities. Consideration is given to the nature of the quotes (e.g., indicative or firm) and the relationship of recently evidenced market activity to the prices provided by the third-party pricing service.

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

For further information about fair value measurements, see Note 17 to our consolidated financial statements.

Loans and Allowances for Credit Losses (“ACL”)

Our accounting policies have changed significantly with the adoption of the current expected credit loss accounting standard as of January 1, 2020, as described below. Prior to January 1, 2020, allowances were based on incurred credit losses in accordance with accounting policies disclosed in Note 1 of the consolidated financial statements included in our 2019 Form 10-K.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments–Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments. During 2018 and 2019, the FASB issued additional guidance providing clarifications and corrections, including: ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments–Credit Losses; ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments–Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments; ASU 2019-05, Financial Instruments–Credit Losses (Topic 326): Targeted Transition Relief; ASU 2019-10, Financial Instruments–Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates; ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments–Credit Losses (collectively “ASC 326”). ASC 326, better known as Current Expected Credit Losses (“CECL”), among other things:

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

The Company adopted ASC 326 and additional related guidance effective January 1, 2020, using the cumulative effect method. As a result of this adoption, the Company recognized an adjustment to retained earnings of $62.8 million, recorded a deferred tax asset of $19.5 million, and reclassed ACL of $6.1 million with respect to PCD loans, formerly ACI loans, as of January 1, 2020. Because the Company adopted ASC 326 with a cumulative effect adjustment as of January 1, 2020, the comparative results as of December 31, 2019, and for the years ended December 31, 2019 and December 31, 2018, have not been restated and continue to be reported under the incurred loss accounting model.

The Company has elected the transition provisions provided by the banking agencies and will phase in the regulatory capital effects of the “Day One” and subsequent provisions for loan losses resulting from adoption of CECL. See Note 15 in our consolidated financial statements for additional disclosure.

Other changes to the Company’s significant accounting policies pertaining to loans and the ACL, as incorporated under ASC 326, are as follows:

•

In accordance with ASC 326, the Company uses amortized cost as a basis for determining the ACL; whereas, prior to adopting ASC 326, under the incurred loss accounting model, the Company used recorded investment. The components of amortized cost include unpaid principal balance (“UPB”), unamortized discounts and premiums, and unamortized deferred fees and costs. As permitted by ASC 326, the Company has elected to not include accrued interest receivable in the determination of amortized cost and measurement of expected credit losses and, instead, has an accounting policy to write off accrued interest deemed uncollectible in a timely manner.

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

•

Commercial loans are generally placed on nonaccrual status when principal or interest is past due 90 days or more unless the loan is well secured and in the process of collection. Consumer loans, including residential first and second lien loans secured by real estate, are generally placed on nonaccrual status when they are 120 or more days past due. Prior to the adoption of ASC 326, the majority of our current PCD loans were treated as accruing loans as the Company was able to reasonably predict future cash flows at the unit of account or pool level. After adoption, the accruing status of each individual loan is subject to the nonaccrual polices described above.

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

The ACL is maintained through charges to income in the form of a provision for credit losses at a level management believes is adequate to absorb an estimate of expected credit losses over the contractual life of the loan portfolio as of the reporting date. Events that are not within the Company’s control, such as changes in economic conditions, could change subsequent to the reporting date and could cause the ACL to be overstated or understated. The amount of the ACL is affected by loan charge-offs, which decrease the ACL; recoveries on loans previously charged off, which increase the ACL; and the provision for credit losses charged to income, which increases the ACL.

The following is a description of the Company’s process for estimating the ACL for all loans in its portfolio, including PCD loans:

•	The quantitative component of the Company’s ACL model includes three segments: commercial (“C&I”), commercial real estate (“CRE”), and consumer.
o

The C&I loan segment consists of commercial and industrial loans, including general corporate loans, energy, business banking, and community banking loans. Additionally, this segment includes loans to clients in specialized industries, including restaurant, healthcare, and technology. The C&I segment uses loan level through-the-cycle probability-of-default (“PD”) and loss-given-default (“LGD”) ratings generated by Cadence’s scorecards. These PD ratings are conditioned by industry to reflect the effect of certain forecasted macroeconomic variables, such as market value, interest rate spreads, and unemployment rate.

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

o

The consumer loan segment primarily consists of one-to-four family residential real estate loans with terms ranging from 10 to 30 years; however, the portfolio is heavily weighted to the 30-year term. The Company offers both fixed and adjustable interest rates and does not originate subprime loans. These loans are typically closed-end first lien loans for purposes of purchasing property, or for refinancing existing loans with or without cash out. Our loans are primarily owner occupied, full documentation loans. This segment also offers consumer loans to our customers for personal, family and household purposes, auto, boat and personal installment loans; however, these loans are a small percentage of the consumer portfolio. The consumer loan segment uses a loss-rate model. Life-time loss rates capture the effect of credit score, loan age, size, and other loan characteristics and include Cadence’s own assumptions for LGD and the expected life of the loan. The loss rates are also affected by macroeconomic variables such as the unemployment rate, retails sales percent change year-over-year, household employment percent change year-over-year, Federal Housing Finance Agency (“FHFA”) home price index, housing affordability index at origination, and median house price.

o

When foreclosure of collateral securing a loan is probable, ASC 326 requires that the expected credit loss on a loan be measured based on the fair value of the collateral. When management’s measured value of the impaired loan is less than the amortized cost in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of the loss exposure for each credit, given the payment status, the financial condition of the borrower and any guarantors and the value of any underlying collateral. Loans that are individually evaluated are excluded from the collective evaluations described above. Changes in specific reserves from period to period are the result of changes in the circumstances of individual loans, such as charge-offs, payments received, changes in collateral values or other factors.

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

•

Additionally, to adjust historical credit loss information for current conditions and reasonable and supportable forecasts, all significant factors relevant to determining the expected collectability of financial assets as of each reporting date should be considered. ASC 326 provides examples of factors an institution may consider. The bank regulatory agencies believe the qualitative or environmental factors identified in the December 2006 Interagency Policy Statement on the Allowance for Loan and Lease Losses should continue to be relevant under CECL and are covered by the examples of factors that may be considered under ASC 326. These factors require judgments that cannot be subjected to exact mathematical calculation. There are no formulas for translating them into a basis-point adjustment to be applied to historical losses. The adjustment must reflect management’s overall estimate of the extent to which expected losses on a segment of loans will differ from historical loss experience. It would include management’s opinion on the effects related to current conditions and reasonable and supportable forecasts, that are not already reflected in the quantitative loss estimate. These adjustments are highly subjective estimates that will be determined each quarter. To facilitate this process, management has developed certain analyses of selected internal and external data to assist management in determining the risk of imprecision. These primary adjustment factors include, but are not limited to the following:

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
•

The reserve for unfunded loan commitments is determined by assessing three distinct components: unfunded commitment volatility in the portfolio (excluding commitments related to letters of credit and commitment letters), adversely rated letters of credit, and adversely rated lines of credit. Unfunded commitment volatility is calculated on a trailing nine quarter basis; the resulting expected funding amount is then reserved or based on the current combined reserve rate of the funded portfolio. Adversely rated letters and lines of credit are assessed individually based on funding and loss expectations as of the period end. The reserve for unfunded commitments is recorded in other liabilities and the provision for losses on unfunded commitments is included in the provision for credit losses. Prior to adoption, the provision for losses on unfunded commitments was recorded in other noninterest expense.

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

Management assesses the valuation allowance recorded against deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence. Management concluded, based on the assessment of all of the positive and negative evidence, it was more likely than not that its deferred tax asset at December 31, 2020 and 2019 will be realized with the exception of a state net operating loss carryforward that will not be realized which resulted in a $515 thousand valuation allowance. This conclusion was based primarily on projections of future taxable income and the expected reversal of existing deferred tax liabilities. See Note 12 to our consolidated financial statements.

Management’s estimate of future taxable income is based on internal projections, various internal assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. Projected future taxable income is expected to be generated through loan growth at the Bank, revenue growth due to cross selling initiatives, the development of new business, and the reduction of expenses through economies of scale, all in the context of a macro-economic environment that continues to trend favorably. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macroeconomic conditions, a valuation allowance may need to be recorded for some or all our deferred tax asset. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on our financial condition and results of operations.

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

The models simulate the cash flows and accounting accruals generated by the financial instruments on our balance sheet, as well as the cash flows generated by the new business, we anticipate over a 60-month forecast horizon. Numerous assumptions are made in the modeling process, including balance sheet composition, the pricing, re-pricing and maturity characteristics of existing business, and new business. Additionally, loan and investment prepayments, administered rate account elasticity, and other option risks are considered as well as the uncertainty surrounding future customer behavior. Because of the limitations inherent in any approach used to measure interest rate risk and because our loan portfolio will be actively managed in the event of a change in interest rates, simulation results, including those discussed in “—Interest Rate Exposures” immediately below, are not intended as a forecast of the actual effect of a change in market interest rates on our NII or EVE or indicative of management’s expectations of actual results in the event of a fluctuation in market interest rates; however, these results are used to help measure the potential risks related to IRR.

LIBOR Transition

One additional emerging risk related to IRR is the transition of the market from LIBOR to an alternative benchmark index. We have formed a cross-functional project team to manage the assessment, identification, and resolution of risks and potential issues related to the transition from LIBOR to a replacement index. This team reports to the ALCO and Enterprise Risk Management Committee, who provide regular reports to the Board of Directors. See “Risk Factors—We May Be Adversely Impacted by The Transition from LIBOR as a Reference Rate.”

As part of our transition, we have identified approximately 35.2% of our assets and 1.3% of our liabilities and equity as being tied to LIBOR, with 28.2% of our assets and 1.3% of our liabilities and equity having a maturity date beyond 2021. We have begun remediation plans that include standardization of fallback language in all new contracts, solicitation from existing customers of rate index and spread amendments prior to LIBOR transition, providing customers with at least three options on alternative rate indexes of Prime, Ameribor, and SOFR, and adopting ISDA protocols for derivative contracts.

At this time, we do not anticipate any changes with our outstanding cash flow hedges because ARRC has already approved SOFR as a replacement index to LIBOR and we anticipate sufficient SOFR loans will be available to hedge at transition. For the terminated collar, the timing of future forecasted income from accumulated other comprehensive income (“AOCI”) may be further accelerated as our loans could migrate to an index not qualified by FASB as a replacement for LIBOR.

We anticipate remediation of all LIBOR-based contracts will be essentially complete by third quarter of 2021 in advance of LIBOR’s potential termination

Interest Rate Exposures

Based upon the current interest rate environment as of December 31, 2020, our net interest income simulation model projects our sensitivity to an instantaneous increase or decrease in interest rates was as follows:

Table 36 – Interest Rate Sensitivity

	Increase (Decrease)
(Dollars in millions)	Net Interest Income		Economic Value of Equity
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent	Amount	Percent
+ 200 BP	$70.2	12.22%	$678.3	21.57%
+ 100 BP	33.3	5.80	406.4	12.92
- 25 BP	(3.8)	(0.67)	(122.7)	(3.90)

Based upon the current interest rate environment as of December 31, 2020, the following table reflects our sensitivity to a gradual increase or decrease in interest rates over a twelve-month period:

	Increase (Decrease)
(Dollars in millions)	Net Interest Income
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent
+ 200 BP	$54.3	9.46%
+ 100 BP	25.3	4.41
- 25 BP	(3.3)	(0.58)

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

We currently intend to engage in only the following types of hedges: (1) those which synthetically alter the maturities or re-pricing characteristics of assets or liabilities to reduce imbalances; (2) those which enable us to transfer the interest rate risk exposure involved in our daily business activities; and (3) those which serve to alter the market risk inherent in our investment portfolio, mortgage pipeline, or liabilities and thus help us to manage the effective maturities of the assets and liabilities within approved risk tolerances.

The following is a discussion of our primary derivative positions.

Interest Rate Lock Commitments. We enter certain commitments with customers in connection with the origination of residential mortgage loans which will be sold in the secondary market. Such commitments are considered derivatives under current accounting guidance and are required to be recorded at fair value. The change in fair value of these instruments is reflected currently in earnings in mortgage banking revenue.

Interest Rate Agreements not Designated as Hedging Derivatives. To attempt to meet the financing needs and interest rate risk management needs of our customers, we enter into interest rate swap, floor, collar, or cap agreements related to commercial loans with customers while at the same time entering into offsetting interest rate agreements with other financial institutions in order to minimize IRR. These interest rate swap agreements are non-hedging derivatives and are recorded at fair value, with changes in fair value reflected in earnings in other noninterest income. The fair value of these derivatives is recorded on the consolidated balance sheet in other assets and other liabilities.

Cash Flow Hedges. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company uses interest rate swaps, caps, floors, and collars to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans (1-Month LIBOR).

In February 2019, the Company executed a $4.0 billion notional interest rate collar with a five-year term on one-month LIBOR loans designed to protect earnings in a down-rate environment. In March 2020, the collar was terminated, resulting in a $261.2 million realized gain initially recorded in other comprehensive income (“OCI”) net of deferred income taxes. The value received in exchange for the termination assumed an average 1-month LIBOR rate of 0.5785% over the next four years. Under hedge accounting, the gain was forecast to reclass out of AOCI and amortize into interest income through February 29, 2024 based on a continuing expectation of an adequate number of hedge-eligible loans (one-month LIBOR loans that either have no interest rate floor or have not reached their floor rate). Due to the economic impacts of the COVID-19 pandemic, our forecast now anticipates a partial shortfall of hedge-eligible loans which began in the fourth quarter of 2020 and continuing throughout the remaining term of the original hedge. This results in an accounting designation of partial ineffectiveness. As a result, in the fourth quarter of 2020, we recognized accelerated hedge revenue of $169.2 million.

The revised forecast projections related to the remaining net gain of the terminated collar are still probable of occurring within the originally specified time period. As such, the remaining gain of $35.4 million included in AOCI at December 31, 2020, is expected to be reclassified into interest income by early 2022. Future changes to interest rates or the amount of outstanding hedged loans may significantly change the timing of amounts reclassified to income.

At December 31, 2020, the Company has outstanding the following interest rate swap agreements to manage overall cash flow changes related to interest rate risk exposure:

Table 37 – Interest Rate Swaps

Effective Date	Maturity Date	Notional Amount (In Thousands)	Fixed Rate	Variable Rate
March 8, 2016	February 27, 2026	$175,000	1.5995%	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.5890	1 Month LIBOR

The following summarizes all derivative positions as of December 31, 2020 and 2019:

Table 38 – Derivatives

	December 31, 2020			December 31, 2019
		Fair Value			Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$350,000	$22,560	$—	$350,000	$—	$643
Commercial loan interest rate collars	—	—	—	4,000,000	239,213	—
Total derivatives designated as hedging instruments	350,000	22,560	—	4,350,000	239,213	643
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	1,200,581	20,699	1,647	1,008,805	8,386	899
Commercial loan interest rate caps	162,479	4	4	167,185	18	18
Commercial loan interest rate floors	560,048	11,986	11,986	654,298	8,836	8,836
Commercial loan interest rate collars	66,665	305	305	75,555	257	257
Mortgage loan held-for-sale interest rate lock commitments	33,458	531	—	4,138	22	—
Mortgage loan forward sale commitments	11,081	112	—	4,109	26	—
Mortgage loan held-for-sale floating commitments	4,206	—	—	1,523	—	—
Foreign exchange contracts	89,707	780	1,058	74,322	379	558
Total derivatives not designated as hedging instruments	2,128,225	34,417	15,000	1,989,935	17,924	10,568
Total derivatives	$2,478,225	$56,977	$15,000	$6,339,935	$257,137	$11,211

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on its assessment, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.

/s/ Paul B. Murphy, Jr.	/s/ Valerie C. Toalson
Paul B. Murphy, Jr.	Valerie C. Toalson
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cadence Bancorporation

Opinion on Internal Control Over Financial Reporting

We have audited Cadence Bancorporation and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cadence Bancorporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Cadence Bancorporation and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cadence Bancorporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cadence Bancorporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.

Adoption of new accounting standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for credit losses in 2020. As explained below, auditing the Company’s allowance for credit losses, including adoption of the new accounting guidance related to the estimate of allowance for credit losses, was a critical audit matter.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Allowance for Credit Losses
Description of the Matter

The Company’s loan portfolio totaled $12.7 billion as of December 31, 2020, and the allowance for credit losses (ACL) was $367 million. As discussed in Note 1 and Note 4 to the consolidated financial statements, effective January 1, 2020 the Company adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and the related amendments, resulting in an ACL increase of $75.9 million as of the date of adoption. The ACL represents management’s estimate of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ACL is comprised of three components: reserves on loans individually evaluated for impairment, a collective reserve for each loan segment, and adjustments for certain qualitative and environmental factors applicable to the collective reserve. Reserves on loans individually evaluated for impairment are based on the present value of expected future cash flows, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. For loans not individually evaluated, a collective reserve is applied to each loan segment based on external historical loss data incorporated into models. The collective reserve models also include selected forecasted macroeconomic variables and macroeconomic scenario forecasts provided by an external party. As outlined in Note 1 to the consolidated financial statements, examples of qualitative and environmental factors that may affect credit losses in the loan portfolio include changes in national and service market economic and business conditions, changes in the nature, size, or concentrations of the portfolio, changes in portfolio collateral values, and the volume and/or severity of past due and classified credits, among others.

Auditing the ACL was complex due to the subjectivity involved in management’s estimate of reserves on individually evaluated loans as well as management’s identification and estimate of qualitative and environmental factors applicable to the collective reserve component of the ACL. These estimates are highly judgmental and could have a significant effect on the ACL.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the ACL process. This included testing controls over management’s review and approval of analyses supporting reserves on individually evaluated loans as well as testing controls over management’s assessment of the ACL model, qualitative and environmental factors and management’s review and approval of the ACL, including the data inputs and outputs of the analyses supporting the ACL and their consistent application to the estimates.

For reserves on individually evaluated loans, our audit procedures included inquiring of the responsible loan and credit officers to corroborate management judgments and considerations, testing the clerical accuracy of data and calculations used by management in the reserve estimate, agreeing key estimate inputs to supporting documents such as borrower financial statements or valuation reports, searching for and evaluating information that potentially corroborates or contradicts the Company’s inputs or assumptions about the fair value of the collateral, and testing the completeness and accuracy of the Company’s recognition of charge-offs.

For the qualitative and environmental factors applicable to the collective reserve component of the ACL, our audit procedures included, among others, evaluating the consistency in application of the Company’s qualitative and environmental factor framework methodology. Additionally, we tested the clerical accuracy of the formulas utilized in the calculations and the completeness and accuracy of inputs used in estimating the qualitative and environmental factors. Our procedures included comparing the inputs to data from the Company’s information systems or other reports subject to internal controls and macroeconomic and other information from third-party sources. We evaluated the quantitative model methodologies and hence the need to consider a qualitative or environmental adjustment to the ACL as well as management’s evaluation of assumptions and uncertainty within the macroeconomic forecast scenarios. Regarding measurement of the qualitative and environmental factors, we evaluated internal data utilized by management to estimate the appropriate level of the adjustment, as well as external macroeconomic forecasts independently obtained during the audit. We also evaluated changes in the qualitative and environmental adjustments relative to changes in the Company’s loan portfolio, factors impacting the Company’s business, and the credit environment.

We evaluated the overall ACL amount, including reserves for individually evaluated loans and qualitative and environmental factors applicable to the collective reserve, and whether the amount recorded appropriately reflects expected credit losses on the loan portfolio as of the consolidated balance sheet date. We reviewed historical loss statistics, alternative economic scenarios, peer bank information, and subsequent events and transactions and considered whether they corroborate or contradict the Company’s measurement of the ACL as of December 31, 2020.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Birmingham, Alabama

March 1, 2021

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$283,261	$252,447
Interest-bearing deposits with banks	1,768,847	725,343
Federal funds sold	1,838	10,974
Total cash and cash equivalents	2,053,946	988,764
Investment securities available-for-sale, amortized cost of $3,249,067 and allowance for credit losses of zero at December 31, 2020	3,332,168	2,368,592
FRB and FHLB stock	76,552	76,752
Loans held for sale	47,018	87,649
Loans, net of unearned income	12,719,129	12,983,655
Less: allowance for credit losses	(367,160)	(119,643)
Net loans	12,351,969	12,864,012
Premises and equipment, net	123,630	127,867
Cash surrender value of life insurance	187,626	183,400
Net deferred tax asset	63,699	—
Goodwill	43,061	485,336
Other intangible assets, net	83,780	105,613
Other assets	349,118	512,244
Total assets	$18,712,567	$17,800,229
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$5,033,748	$3,833,704
Interest-bearing deposits	11,018,497	10,909,090
Total deposits	16,052,245	14,742,794
Federal Home Loan Bank advances	100,000	100,000
Senior debt	49,986	49,938
Subordinated debt	183,344	182,712
Junior subordinated debentures	37,637	37,445
Notes payable	1,702	2,078
Net deferred tax liability	—	24,982
Other liabilities	166,551	199,434
Total liabilities	16,591,465	15,339,383
Shareholders' equity:
Common stock, $0.01 par value, authorized 300,000,000 shares; 133,214,844 shares issued and 125,978,561 shares outstanding at December 31, 2020 and 132,984,756 shares issued and 127,597,569 shares outstanding at December 31, 2019	1,332	1,330
Additional paid-in capital	1,880,930	1,873,063
Treasury stock, at cost; 7,236,283 shares and 5,387,187 shares, respectively	(130,889)	(100,752)
Retained earnings	259,643	572,503
Accumulated other comprehensive income	110,086	114,702
Total shareholders' equity	2,121,102	2,460,846
Total liabilities and shareholders' equity	$18,712,567	$17,800,229

See accompanying notes to the consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except share and per share data)	2020	2019	2018
INTEREST INCOME
Interest and fees on loans	$648,138	$796,285	$470,144
Interest and dividends on securities:
Taxable	51,983	42,450	23,793
Tax-exempt	6,582	6,306	9,541
Other interest income	4,463	15,035	9,188
Total interest income	711,166	860,076	512,666
INTEREST EXPENSE
Interest on time deposits	36,647	69,550	42,093
Interest on other deposits	38,768	118,528	58,354
Interest on borrowed funds	16,785	20,825	24,478
Total interest expense	92,200	208,903	124,925
Net interest income	618,966	651,173	387,741
Provision for credit losses	278,048	111,027	12,700
Net interest income after provision for credit losses	340,918	540,146	375,041
NONINTEREST INCOME
Hedge revenue	169,248	—	—
Investment advisory revenue	26,364	24,890	21,347
Trust services revenue	18,349	18,066	17,760
Credit related fees	19,352	21,265	16,124
Service charges on deposit accounts	23,143	20,503	15,432
Mortgage banking income	9,727	3,174	2,372
Bankcard fees	7,194	8,486	5,951
Payroll processing revenue	5,074	5,149	—
SBA income	9,169	7,232	—
Other service fees	6,641	7,412	5,345
Securities gains (losses), net	6,712	2,018	(1,853)
Other income	6,382	12,730	12,160
Total noninterest income	307,355	130,925	94,638
NONINTEREST EXPENSE
Salaries and employee benefits	207,532	213,874	154,905
Premises and equipment	43,194	44,637	30,478
Merger related expenses	3,386	28,497	2,983
Goodwill impairment	443,695	—	—
Intangible asset amortization	21,528	23,862	2,755
Other expense	107,129	97,900	67,180
Total noninterest expense	826,464	408,770	258,301
(Loss) income before income taxes	(178,191)	262,301	211,378
Income tax expense	27,336	60,343	45,117
Net (loss) income	$(205,527)	$201,958	$166,261
Weighted average common shares outstanding (Basic)	126,120,534	128,913,962	83,562,109
Weighted average common shares outstanding (Diluted)	126,120,534	129,017,599	84,375,289
(Loss) earnings per common share (Basic)	$(1.63)	$1.56	$1.99
(Loss) earnings per common share (Diluted)	$(1.63)	$1.56	$1.97

See accompanying notes to the consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net (loss) income	$(205,527)	$201,958	$166,261
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on securities available-for-sale:
Net unrealized gains (losses), net of income taxes of $15,868, $13,641, and $(7,067)	51,122	45,436	(23,544)
Less reclassification adjustments for gains (losses) realized in net income, net of income taxes of $1,579, $466, and $(428)	5,133	1,552	(1,425)
Net change in unrealized gains (losses) on securities available-for-sale, net of tax	45,989	43,884	(22,119)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses), net of income taxes of $41,497, $35,192, and $(1,777)	128,353	117,219	(5,934)
Less reclassification adjustments for gains (losses) realized in net income, net of income taxes of $55,732, $1,446, and $(1,193)	178,958	3,817	(3,971)
Net change in unrealized gains (losses) on derivative instruments, net of tax	(50,605)	113,402	(1,963)
Change in pension liability:
Actuarial (losses) gains, net of income taxes of $0, $(3), and $62	—	(133)	203
Less reclassification adjustments for losses realized in net income, net of income taxes of $0, $(210), and $0	—	(461)	—
Net unrealized gains on pension liability	—	328	203
Other comprehensive (loss) income, net of tax	(4,616)	157,614	(23,879)
Comprehensive (loss) income	$(210,143)	$359,572	$142,382

See accompanying notes to the consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Class A Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated OCI	Total Shareholders' Equity
Balance at December 31, 2017	83,625	$836	$1,037,040	$—	$340,213	$(19,033)	$1,359,056
Net income	—	—	—	—	166,261	—	166,261
Equity-based compensation cost	—	—	3,960	—	—	—	3,960
Cash dividends declared ($0.55 per common share)	—	—	—	—	(45,995)	—	(45,995)
Dividend equivalents on restricted stock units	—	—	—	—	(119)	—	(119)
Cumulative effect of adoption of new accounting principles	—	—	—	—	1,000	—	1,000
Purchase of treasury stock	(1,128)	—	—	(22,010)	—	—	(22,010)
Other comprehensive loss	—	—	—	—	—	(23,879)	(23,879)
Balance at December 31, 2018	82,497	836	1,041,000	(22,010)	461,360	(42,912)	1,438,274
Net income	—	—	—	—	201,958	—	201,958
Equity-based compensation cost	—	—	7,086	—	—	—	7,086
Cash dividends declared ($0.70 per common share)	—	—	—	—	(90,095)	—	(90,095)
Dividend equivalents on restricted stock units	—	—	—	—	(720)	—	(720)
Purchase of treasury stock, at cost	(4,279)	—	—	(79,123)	—	—	(79,123)
Issuance of common shares for State Bank acquisition, net of issuance costs	49,232	492	825,621	—	—	—	826,113
Value of stock warrants assumed from State Bank	—	—	251	—	—	—	251
Common stock issuance costs	—	—	(580)	—	—	—	(580)
Issuance of common shares for restricted stock unit vesting	128	2	—	—	—	—	2
Issuance of treasury stock shares for exercise of stock warrants	20	—	(315)	381	—	—	66
Other comprehensive income	—	—	—	—	—	157,614	157,614
Balance at December 31, 2019	127,598	1,330	1,873,063	(100,752)	572,503	114,702	2,460,846
Cumulative effect from change in accounting guidance	—	—	—	—	(62,779)	—	(62,779)
Net loss	—	—	—	—	(205,527)	—	(205,527)
Equity-based compensation cost	—	—	7,868	—	—	—	7,868
Cash dividends declared ($0.35 per common share)	—	—	—	—	(44,184)	—	(44,184)
Dividend equivalents on restricted stock units	—	—	—	—	(370)	—	(370)
Purchase of treasury stock, at cost	(1,849)	—	—	(30,138)	—	—	(30,138)
Issuance of common shares for restricted stock unit vesting	230	2	—	—	—	—	2
Issuance of treasury stock shares for exercise of stock warrants	—	—	(1)	1	—	—	—
Other comprehensive loss	—	—	—	—	—	(4,616)	(4,616)
Balance at December 31, 2020	125,979	$1,332	$1,880,930	$(130,889)	$259,643	$110,086	$2,121,102

See accompanying notes to the consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(205,527)	$201,958	$166,261
Adjustments to reconcile net income to net cash provided by operations:
Net, depreciation and amortization (accretion)	(7,928)	2,163	20,366
Goodwill impairment charge	443,695	—	—
Termination (purchase) of interest rate collar	368,600	(127,800)	—
Hedge revenue	(225,803)	—	—
Deferred income tax (benefit) expense	(60,779)	11,840	4,464
Provision for credit losses	278,048	111,027	12,700
(Gain) loss on sale of securities, net	(6,712)	(2,018)	1,853
Gain on sale of insurance subsidiary assets	—	—	(4,871)
Gain on sale of loans, net	(6,889)	(4,633)	(1,422)
Proceeds from paydowns and sales of loans held for sale	708,315	355,524	290,733
Origination of loans held for sale	(710,995)	(221,442)	(271,680)
(Increase) decrease in interest receivable	(2,399)	1,626	(8,985)
Increase in other assets	(20,598)	(43,670)	(21,644)
(Decrease) increase in other liabilities	(41,406)	19,297	1,610
Other, net	4,038	2,259	1,784
Net cash provided by operating activities	513,660	306,131	191,169
CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisitions, net	—	409,137	—
Purchase of securities available-for-sale	(2,045,844)	(1,205,553)	(342,500)
Proceeds from sales of securities available-for-sale	289,152	393,716	268,799
Proceeds from maturities, calls and paydowns of securities available-for-sale	843,241	352,452	111,801
Purchases of other securities, net	—	(26,000)	(743)
Proceeds from sales of loans transferred to held for sale	79,283	69,933	20,894
Decrease (increase) in loans, net	172,083	287,556	(1,848,463)
Proceeds from sale of insurance subsidiary assets	—	—	15,876
Purchase of premises and equipment	(15,009)	(12,960)	(10,698)
Proceeds from disposition of foreclosed property	3,287	6,365	7,947
Other, net	(9,802)	(9,246)	5,138
Net cash (used in) provided by investing activities	(683,609)	265,400	(1,771,949)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits, net	1,309,451	(65,848)	1,697,174
Net change in short-term borrowings	—	(175,005)	80
Issuance of subordinated debentures	—	83,474	—
Proceeds from long term FHLB advances	—	100,000	—
Repayment of senior debt	—	(134,922)	—
Repurchase of common stock	(30,138)	(79,123)	(22,010)
Cash dividends paid on common stock	(44,184)	(90,095)	(45,995)
Other, net	2	(528)	—
Net cash provided by (used in) financing activities	1,235,131	(362,047)	1,629,249
Net increase in cash and cash equivalents	1,065,182	209,484	48,469
Cash and cash equivalents at beginning of period	988,764	779,280	730,811
Cash and cash equivalents at end of period	$2,053,946	$988,764	$779,280

See accompanying notes to the consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Years Ended December 31,
	2020	2019	2018
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$284,827	$207,052	$120,823
Income taxes paid	100,783	51,729	40,754
Cash paid for amounts included in lease liabilities	11,158	11,276	—
Non-cash investing activities (at fair value):
Acquisition of real estate and other assets in settlement of loans	15,681	2,769	3,207
Transfers of loans held for sale to loans	11,474	44,210	—
Transfers of loans to loans held for sale	40,557	123,815	36,627
Right-of-use assets (remeasured) obtained in exchange for operating lease liabilities	(2,211)	84,952	—

See accompanying notes to the consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cadence Bancorporation (the “Company”) is a Delaware corporation and a financial holding company whose primary asset is its investment in its wholly owned subsidiary bank, Cadence Bank, National Association (the “Bank”).

Note 1—Summary of Accounting Policies

Basis of Presentation and Consolidation

The Company and its subsidiaries follow accounting principles generally accepted (“GAAP”) in the United States of America, including, where applicable, general practices within the banking industry. The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. The assessment of whether or not the Company has a controlling interest (i.e., the primary beneficiary) in a variable-interest entity (“VIE”) is performed on an on-going basis. All equity investments in non-consolidated VIEs are included in “other assets” in the Company’s consolidated balance sheets (Note 18).

Certain amounts reported in prior years have been reclassified to conform to the 2020 presentation. These reclassifications did not materially impact the Company’s consolidated balance sheets or consolidated statements of operations.

In accordance with GAAP, the Company’s management has evaluated subsequent events for potential recognition or disclosure in the consolidated financial statements through the date of the issuance of the consolidated financial statements. No subsequent events were identified that would have required a change to the consolidated financial statements, however, certain matters that occurred after the balance sheet date are included in Note 24 to the consolidated financial statements.

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

Securities

Securities Available-for-Sale

Securities classified as available-for-sale are those debt securities that are intended to be held for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including movements in interest rates, liquidity needs, security risk assessments, changes in the mix of assets and liabilities and other similar factors. These securities are carried at their estimated fair value, and the net unrealized gain or loss is reported as accumulated other comprehensive income, net of tax, until realized upon sale. Premiums and discounts are recognized in interest income using the effective interest method.

Realized gains and losses on the sale of securities available-for-sale are determined by specific identification using the adjusted cost on a trade date basis and are included in “securities gains (losses), net” in the Company’s consolidated statements of operations.

Securities Held-to-Maturity

Securities classified as held-to-maturity are those debt securities for which there is a positive intent and ability to hold to maturity. These securities are carried at cost, adjusted for amortization of premium and accretion of discount, computed by the effective interest method. The Company had no securities held-to-maturity at December 31, 2020 or 2019.

Trading Account Securities

Trading account securities are securities that are held for the purpose of selling them at a profit. The Company had no trading account securities as of December 31, 2020 or 2019.

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

Derivative Financial Instruments and Hedging Activities

Derivative instruments are accounted for under the requirements of ASC Topic 815, Derivatives and Hedging. ASC 815 requires companies to recognized as either assets or liabilities in the consolidated balance sheets at fair value.

The fair value of derivative positions outstanding is included in other assets and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows. The Company does not speculate using derivative instruments.

Interest Rate Lock Commitments

In the ordinary course of business, the Company enters into certain commitments with customers in connection with residential mortgage loan applications for loans the Company intends to sell. Such commitments are considered derivatives under current accounting guidance and are required to be recorded at fair value. The change in fair value of these instruments is reflected currently in the mortgage banking revenue of the consolidated statements of operations. The fair value of these derivatives is recorded on the consolidated balance sheets in other assets and other liabilities.

Forward Sales Commitments

The Company enters into forward sales commitments of mortgage-backed securities (“MBS”) with investors to mitigate the effect of the interest rate risk inherent in providing interest rate lock commitments to customers. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. In an effort to mitigate such risk, forward delivery sales commitments, under which the Company agrees to deliver certain MBS, are established. These commitments are non-hedging derivatives in accordance with current accounting guidance and recorded at fair value, with changes in fair value reflected currently in the mortgage banking revenue of the consolidated statements of operations. The fair value of these derivatives is recorded on the consolidated balance sheets in other assets and other liabilities.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the transferred assets is surrendered. Control is generally considered to have been surrendered when 1) the transferred assets are legally isolated from the Company or its consolidated affiliates, even in bankruptcy or other receivership, 2) the transferee has the right to pledge or exchange the assets with no conditions that constrain the transferee and provide more than a trivial benefit to the Company, and 3) the Company does not maintain the obligation or unilateral ability to reclaim or repurchase the assets. If these sale criteria are met, the transferred assets are removed from the Company’s balance sheet and a gain or loss on sale is recognized. If not met, the transfer is recorded as a secured borrowing, and the assets remain on the Company’s balance sheet, the proceeds from the transaction are recognized as a liability, and gain or loss on sale is deferred until the sale criterion are achieved. All transfers of financial assets in the reported periods have qualified and been recorded as sales.

Loans Held-for-Sale

Mortgage Loans Held-for-Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. The Company also transfers certain mortgage loans to held-for-sale when management has the intent to sell the loan or a portion of the loan in the near term. These held-for-sale loans are recorded at the lower of cost or estimated fair value. At the time of transfer, write-downs on the loans are recorded as charge-offs and a new cost basis is established. Generally, loans in this category are sold within thirty days. These loans are primarily sold with the mortgage servicing rights released. Fees on mortgage loans sold individually in the secondary market, including origination fees, service release premiums, processing and administrative fees, and application fees, are recognized as mortgage banking revenue in the period in which the loans are sold. These loans are underwritten to the standards of upstream correspondents and are held on the Company’s consolidated balance sheets until the loans are sold. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances. Recourse conditions may include early payment default, breach of representations or warranties, and documentation deficiencies. During 2020, 2019, and 2018, an insignificant number of loans were returned to the Company.

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

Loans and Allowances for Credit Losses (“ACL”)

Our accounting policies have changed significantly with the adoption of the current expected credit loss accounting standard as of January 1, 2020, as described below. Prior to January 1, 2020, allowances were based on incurred credit losses in accordance with accounting policies disclosed in Note 1 of the Consolidated Financial Statements included in the Company’s 2019 Form 10-K.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments–Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments. During 2018 and 2019, the FASB issued additional guidance providing clarifications and corrections, including: ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments–Credit Losses; ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments–Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments; ASU 2019-05, Financial Instruments–Credit Losses (Topic 326): Targeted Transition Relief; ASU 2019-10, Financial Instruments–Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates; ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments–Credit Losses (collectively “ASC 326”). ASC 326, better known as Current Expected Credit Losses (“CECL”), among other things:

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

The Company adopted ASC 326 and additional related guidance effective January 1, 2020, using the cumulative effect method. As a result of this adoption, the Company recognized an adjustment to retained earnings of $62.8 million, recorded a deferred tax asset of $19.5 million, and reclassed ACL of $6.1 million with respect to PCD loans, formerly ACI loans, as of January 1, 2020. Because the Company adopted ASC 326 with a cumulative effect adjustment as of January 1, 2020, the comparative results as of December 31, 2019, and for the years ended December 31, 2019 and December 31, 2018, have not been restated and continue to be reported under the incurred loss accounting model.

The Company has elected the transition provisions provided by the banking agencies and will phase in the regulatory capital effects of the “Day One” and subsequent provisions for loan losses resulting from adoption of CECL. See Note 15 for additional disclosure.

Other changes to the Company’s significant accounting policies pertaining to loans and the ACL, as incorporated under ASC 326, are as follows:

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

•

Commercial loans are generally placed on nonaccrual status when principal or interest is past due 90 days or more unless the loan is well secured and in the process of collection. Consumer loans, including residential first and second lien loans secured by real estate, are generally placed on nonaccrual status when they are 120 or more days past due. Prior to the adoption of ASC 326, the majority of our current PCD loans were treated as accruing loans as the Company was able to reasonably predict future cash flows at the unit of account or pool level. After adoption, the accruing status of each individual loan is subject to the nonaccrual polices described above.

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

The ACL is maintained through charges to income in the form of a provision for credit losses at a level management believes is adequate to absorb an estimate of expected credit losses over the contractual life of the loan portfolio as of the reporting date. Events that are not within the Company’s control, such as changes in economic conditions, could change subsequent to the reporting date and could cause the ACL to be overstated or understated. The amount of the ACL is affected by loan charge-offs, which decrease the ACL; recoveries on loans previously charged off, which increase the ACL; and the provision for credit losses charged to income, which increases the ACL.

The following is a description of the Company’s process for estimating the ACL for all loans in its portfolio, including PCD loans:

•	The quantitative component of the Company’s ACL model includes three segments: commercial (“C&I”), commercial real estate (“CRE”), and consumer.

o

The C&I loan segment consists of commercial and industrial loans including general corporate loans, energy, business banking, and community banking loans. Additionally, this segment includes loans to clients in specialized industries, including restaurant, healthcare, and technology. The C&I segment uses loan level through-the-cycle probability-of-default (“PD”) and loss-given-default (“LGD”) ratings generated by Cadence’s scorecards. These PD ratings are conditioned by industry to reflect the effect of certain forecasted macroeconomic variables, such as market value, interest rate spreads, and unemployment rate.

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

o

The consumer loan segment primarily consists of one-to-four family residential real estate loans with terms ranging from 10 to 30 years; however, the portfolio is heavily weighted to the 30-year term. The Company offers both fixed and adjustable interest rates and does not originate subprime loans. These loans are typically closed-end first lien loans for purposes of purchasing property, or for refinancing existing loans with or without cash out. Our loans are primarily owner occupied, full documentation loans. This segment also offers consumer loans to our customers for personal, family and household purposes, auto, boat and personal installment loans, however, these loans are a small percentage of the consumer portfolio. The consumer loan segment uses a loss-rate model. Life-time loss rates capture the effect of credit score, loan age, size, and other loan characteristics and include Cadence’s own assumptions for LGD and the expected life of the loan. The loss rates are also affected by macroeconomic variables such as the unemployment rate, retails sales percent change year-over-year, household employment percent change year-over-year, Federal Housing Finance Agency (“FHFA”) home price index, housing affordability index at origination, and median house price.

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

•

Additionally, to adjust historical credit loss information for current conditions and reasonable and supportable forecasts, all significant factors relevant to determining the expected collectability of financial assets as of each reporting date should be considered. ASC 326 provides examples of factors an institution may consider. The bank regulatory agencies believe the qualitative or environmental factors identified in the December 2006 Interagency Policy Statement on the Allowance for Loan and Lease Losses should continue to be relevant under CECL and are covered by the examples of factors that may be considered under ASC 326. These factors require judgments that cannot be subjected to exact mathematical calculation. There are no formulas for translating them into a basis-point adjustment to be applied to historical losses. The adjustment must reflect management’s overall estimate of the extent to which expected losses on a segment of loans will differ from historical loss experience. It would include management’s opinion on the effects related to current conditions and reasonable and supportable forecasts, that are not already reflected in the quantitative loss estimate. These adjustments are highly subjective estimates that will be determined each quarter. To facilitate this process, management has developed certain analyses of selected internal and external data to assist management in determining the risk of imprecision. These primary adjustment factors include, but are not limited to the following:

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
•

The reserve for unfunded loan commitments is determined by assessing three distinct components: unfunded commitment volatility in the portfolio (excluding commitments related to letters of credit and commitment letters), adversely rated letters of credit, and adversely rated lines of credit. Unfunded commitment volatility is calculated on a trailing nine quarter basis; the resulting expected funding amount is then reserved or based on the current combined reserve rate of the funded portfolio. Adversely rated letters and lines of credit are assessed individually based on funding and loss expectations as of the period end. The reserve for unfunded commitments is recorded in other liabilities and the provision for losses on unfunded commitments is included in the provision for credit losses. Prior to adoption, the provision for losses on unfunded commitments was recorded in other noninterest expense.

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

Leases

The Bank leases various premises and equipment. At the inception of the contract, the Bank determines if an arrangement is or contains a lease and will recognize on the balance sheet a lease asset for its right to use the underlying asset (“ROU”) and a lease liability for the corresponding lease obligation for contracts longer than a year. Both the asset and liability are initially measured at the present value of the future minimum lease payments over the lease term. In determining the present value of lease payments, the Bank uses our incremental borrowing rate as the discount rate for the leases.

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

The Bank elected to apply the short-term lease exception to existing leases that meet the definition of a short-term lease (less than 12 months), considering the lease term from the commencement date, not the remaining term at the date of adoption. The Bank includes all renewal options in the lease term, unless we have determined we will not renew a particular lease, in determination of the capitalization period and lease liability and ROU asset.

Other Real Estate Owned and Repossessed Assets

Other real estate owned (“OREO”) consists of properties acquired through foreclosure and unutilized bank-owned properties. Repossessed assets consists of non-real estate assets acquired in partial or full settlement of loans. OREO and repossessed assets totaled $6.5 million and $1.6 million as of December 31, 2020 and 2019, respectively. These assets, as held-for-sale assets, are recorded at fair value, less estimated costs to sell, on the date of foreclosure or repossession, establishing a new cost basis for the asset. Subsequent to the foreclosure or repossession date the asset is maintained at the lower of cost or fair value. Any write-down to fair value required at the time of foreclosure or repossession is charged to the ACL. Subsequent gains or losses resulting from the sale of the property or additional valuation allowances required due to further declines in fair value are reported in other noninterest expense.

Cash Surrender Value of Life Insurance

The Company invests in bank-owned life insurance (“BOLI”), which involves the purchasing of life insurance on selected employees. The Company is the owner of the policies and, accordingly, the cash surrender value of the policies is included in total assets and increases in cash surrender values are reported as income in the consolidated statements of operations. The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the insured person’s death and certain other conditions are met.

Goodwill and Other Intangible Assets

Goodwill is not amortized but is evaluated for impairment at least annually in the fourth quarter or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As part of its testing, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative assessment indicate that more likely than not a reporting unit’s fair value is less than its carrying amount, the Company determines the fair value of the respective reporting unit (through the application of various quantitative valuation methodologies) relative to its carrying amount to determine whether quantitative indicators of potential impairment are present (i.e., Step 1). The Company may also elect to bypass the qualitative assessment and begin with Step 1. With the adoption of ASU No. 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, effective January 1, 2020, if the results of Step 1 indicate that the fair value of the reporting unit is below its carrying amount, the Company will recognize an impairment loss for the amount that the reporting unit’s carrying amount exceeds it’s fair value (up to the amount of goodwill recorded). Refer to our Recently Adopted Accounting Pronouncements section below for details of the adoption of ASU No. 2017-04.

A reporting unit is defined as an operating segment or a component of that operating segment. Reporting units may vary, depending on the level at which performance of the segment is reviewed.

Considering the economic conditions resulting from the COVID-19 pandemic, the Company conducted an interim goodwill impairment test in the first quarter of 2020. The interim test indicated a goodwill impairment of $443.7 million within the Banking reporting unit resulting in the Company recording an impairment charge of the same amount in the first quarter of 2020. The interim test indicated no impairment in our other two reporting units. No impairment charge was identified in any reporting unit during the regular annual goodwill impairment testing that was conducted in the fourth quarter of 2020. No impairment was identified in any reporting unit in 2019 or 2018. See Note 6 for more information.

Other identifiable intangible assets consist primarily of the core deposit premiums and customer relationships arising from acquisitions. These intangibles were established using the discounted cash flow approach and are being amortized using an accelerated method over the estimated remaining life of each intangible recorded at acquisition. These finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable from undiscounted future cash flows or that it may exceed its fair value. No impairment to these intangible assets has been identified in any period presented.

Variable Interest Entities and Other Investments

The Company is deemed to be the primary beneficiary and required to consolidate a variable interest entity (“VIE”) if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Conclusions reached regarding which interest holder is a VIE’s primary beneficiary must be continuously evaluated. The Company has determined that certain of its investments meet the definition of VIE.

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

See Note 18 for more information about our equity investments.

Income Taxes

The Company and its significant subsidiaries are subject to income taxes in federal, state and local jurisdictions, and such corporations account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Treasury Stock and Share Repurchases

The Company purchases shares of its Class A common stock pursuant to share repurchase programs authorized by its Board of Directors. Purchases of the Company’s common stock are recorded at cost. At the date of repurchase, shareholders’ equity is reduced by the repurchase price. Upon retirement, or upon purchase for constructive retirement, treasury stock would be reduced by the cost of such stock with the excess of repurchase price over par or stated value recorded in additional paid-in capital. If the Company subsequently reissues treasury shares, treasury stock is reduced by the cost of such stock with differences recorded in additional paid-in capital or retained earnings, as applicable.

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

Payroll Processing Revenue

Payroll processing revenue represents a source of revenue acquired in the State Bank transaction. Payroll processing revenue consists principally of payroll processing fees, property and casualty brokerage and employee benefits brokerage. Payroll processing fees are charged as the services are provided and the Company satisfied its performance obligation simultaneously. Property and casualty brokerage include the brokerage of both personal and commercial coverages. The placement of the policy is completion of the Company's performance obligation and revenue is recognized at that time. The Company's commission is a percentage of the premium. Employee benefits brokerage consists of assisting companies in designing and managing comprehensive employee benefit programs. The services provided by the Company are collectively benefit management services which are considered a bundle of services that are highly interrelated. Each of the underlying services are activities to fulfill the benefit management service and are not distinct and separate performance obligations. Revenue is recognized over the contract term as services are rendered on a monthly basis. Customer payments are usually received on a monthly basis.

SBA Income

Small Business Administration (“SBA”) income also represents a source of revenue for us through the State Bank transaction. This revenue consists of gains on sales of SBA loans, servicing fees, changes in the fair value of servicing rights, and other miscellaneous fees. Servicing fee income is recorded for fees earned for servicing SBA loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.

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

Employees of the legacy Cadence Bank hired prior to January 1, 2001 participate in a noncontributory defined benefit pension plan. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service and compensation. Contributions to the plan reflect benefits attributed to employees’ services to date, as well as services expected to be provided in the future. The annual pension cost charged to expense is actuarially determined. The plan was amended effective January 1, 2001, to close participation in the plan, and employees hired subsequent to December 31, 2000, are not eligible to participate. The pension plan was terminated in 2019.

The Company has a supplemental retirement plan that originated from an acquired bank for certain directors and officers of that acquired bank. The annual cost charged to expense and the estimated present values of the projected payments are actuarially determined.

As a result of the prior acquisitions, the Company has various legacy unqualified supplemental retirement plans. The plans allow for fixed payment amounts to begin on a monthly basis at a specified age. The annual cost charged to expense and the estimated present value of the projected payments was determined in accordance with the provisions of ASC 715. The present value of projected payments is recorded as a liability in the Company’s consolidated balance sheets.

The Company provides a voluntary deferred compensation plan for certain of its executive and senior officers. Under this plan, the participants may defer up to 25% of their base compensation and 100% of certain incentive compensation. The Company may, but is not obligated to, contribute to the plan. Amounts contributed to this plan are credited to a separate account for each participant and are subject to a risk of loss in the event of the Company’s insolvency. The Company made no contributions to this plan in 2020, 2019, or 2018.

Equity-Based Compensation and Equity Incentive Plan

The Company maintains an equity incentive plan that provides for the granting of various forms of incentive equity-based compensation. The Company values these units at the grant date fair value and recognizes expense over the requisite service period. The Company’s equity-based compensation costs are recorded as a component of salaries and employee benefits in the consolidated statements of operations. See Note 20 for additional information.

Cash Based Long Term Incentive Plan

Prior to 2018, the Bank granted long-term incentive awards to certain employees that provide for cash compensation, half of which are based on the quoted market price of the Company’s common stock, as determined on at least a quarterly basis. The awards are generally subject to a 36-month vesting period and the attainment of certain three-year profitability levels. The Company adjusts the accrual related to this plan on at least a quarterly basis, based on the phantom shares awarded, and the fair value of Cadence Bancorp, LLC’s or the Company’s stock. Periodically, the Company may also provide long term incentive awards that provide for cash compensation. In 2020, the Company provided a cash-based long term incentive award where the amount paid at vesting depends on certain performance factors.

Employee Stock Purchase Plan

The Company provides an employee stock purchase plan whereby employees may purchase the Company’s Class A common stock at a discount of 15% of the fair market value of a share of common stock, defined as the closing price of the common stock on the stock exchange for the last day of the purchase period (as defined). The Company records an expense for the 15% discount which is included in salaries and employee benefits in the consolidated statements of operations. See Note 20 for additional information.

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

Management employs independent third-party pricing services to provide fair value estimates for the Company’s financial instruments. Management uses various validation procedures to validate that the prices received from pricing services and quotations received from dealers are reasonable for each relevant financial instrument, including reference to relevant broker/dealer quotes or other market quotes and a review of valuations and trade activity of comparable securities. Consideration is given to the nature of the quotes (e.g., indicative or firm) and the relationship of recently evidenced market activity to the prices provided by the third-party pricing service.

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

For further information about fair value measurements, see Note 17.

Related Party Transactions

In the normal course of business, loans are made to directors and executive officers and to companies in which they have a significant ownership interest. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties, are consistent with sound banking practices, and are within applicable regulatory and lending limitations. The aggregate balances of related party loans and deposits are insignificant as of December 31, 2020 and 2019.

Recently Adopted Accounting Pronouncements

ASU No. 2017-04

In January 2017, the FASB issued ASU No. 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Therefore, any carrying amount which exceeds the reporting unit’s fair value (up to the amount of goodwill recorded) will be recognized as an impairment loss. ASU 2017-04 became effective for the Company on January 1, 2020. See Note 6, Goodwill and Other Intangible Assets.

ASU No. 2018-13

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

ASU No. 2018-15

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

ASU No. 2018-17

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

ASU No. 2019-04

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

The credit losses and hedging amendments have the same effective dates as the respective standards, unless an entity has already adopted the standards. The adoption of the credit loss standard, or CECL, is discussed above. Since the Company early adopted the guidance in ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, in 2018, the amended hedge accounting guidance in ASU 2019-04 became effective as of the beginning of the first annual reporting period beginning after April 25, 2019. The Company adopted this guidance on January 1, 2020, with no material impact on the consolidated financial statements.

ASU No. 2020-02

In February 2020, the FASB issued ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) (SEC Update). The ASU adds and amends SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119 related to the new credit losses standard and comments by the SEC staff related to the revised effective date of the new leases standard. The guidance became effective upon issuance and did not have a material impact on the consolidated financial statements.

ASU No. 2020-03

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

ASU No. 2020-04

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

ASU No. 2019-12

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

ASU No. 2020-01

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

ASU No. 2020-06

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

ASU No. 2020-08

In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs. The amendments clarify that an entity should reevaluate whether a callable debt security is within the scope of paragraph ASC 310-20-35-33 for each reporting period. For public business entities, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. All entities should apply the amendments on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. These amendments do not change the effective dates for ASU 2017-08. As Cadence does not currently own any callable bonds at a premium, this guidance has no immediate impact on our consolidated financial statements.

ASU No. 2020-10

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. The amendments affect a wide variety of Topics in the Codification. They apply to all reporting entities within the scope of the affected accounting guidance. This ASU primarily contains amendments that ensure inclusion of all disclosure guidance in the appropriate Disclosure Section (Section 50). Many of the amendments arose because the FASB provided an option to give certain information either on the face of the financial statements or in the notes to financial statements and that option only was included in the Other Presentation Matters Section (Section 45) of the Codification. The option to disclose information in the notes to financial statements should have been codified in the Disclosure Section as well as the Other Presentation Matters Section (or other Section of the Codification in which the option to disclose in the notes to financial statements appears). The amendments in Sections B and C are effective for annual periods beginning after December 15, 2020, for public business entities. The amendments in this Update do not change GAAP and, therefore, are not expected to result in a significant change in practice.

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

Prior to the adoption of CECL on January 1, 2020 (see Note 1), the Company accounted for and evaluated acquired credit impaired (“ACI”) loans in accordance with the provisions of ASC Topic 310-30. When ACI loans exhibit evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all principal and interest payments in accordance with the terms of the loan agreement, the expected shortfall in future cash flows, as compared to the contractual amount due, is recognized as a non-accretable discount. Any excess of expected cash flows over the acquisition date fair value is known as the accretable discount and is recognized as accretion income over the life of each pool or individual loan. Information about the ACI loans acquired in the State Bank merger as of the acquisition date is as follows:

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

Goodwill of $175.7 million was recorded as a result of the transaction and is not amortized for financial statement purposes. All the goodwill was assigned to the Banking segment. The goodwill recorded was not deductible for income tax purposes.

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

Merger-related expenses of $3.4 million, $28.0 million, and $3.0 million incurred during 2020, 2019, and 2018, respectively, are recorded in the consolidated statements of operations and include incremental costs related to the closing of the transaction, including legal, accounting and auditing, investment banker fees, certain employment related costs, travel, printing, supplies, and other costs. The data processing systems conversion occurred in February 2019.

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

Note 3—Investment Securities

A summary of amortized cost and estimated fair value of securities available-for-sale at December 31, 2020 and 2019 is as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2020
Securities available-for-sale:
Obligations of U.S. government agencies	$289,565	$1,281	$2,117	$288,729
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	122,366	3,029	60	125,335
Issued by FNMA and FHLMC	1,870,399	47,020	530	1,916,889
Other residential mortgage-backed securities	211,860	5,143	348	216,655
Commercial mortgage-backed securities	420,700	13,110	2,033	431,777
Total MBS	2,625,325	68,302	2,971	2,690,656
Obligations of states and municipal subdivisions	334,177	18,610	4	352,783
Total securities available-for-sale	$3,249,067	$88,193	$5,092	$3,332,168

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019
Securities available-for-sale:
Obligations of U.S. government agencies	$69,464	$57	$415	$69,106
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	98,122	1,205	245	99,082
Issued by FNMA and FHLMC	1,423,771	13,128	1,402	1,435,497
Other residential mortgage-backed securities	292,019	4,197	384	295,832
Commercial mortgage-backed securities	276,533	2,448	3,023	275,958
Total MBS	2,090,445	20,978	5,054	2,106,369
Obligations of states and municipal subdivisions	185,882	7,235	—	193,117
Total securities available-for-sale	$2,345,791	$28,270	$5,469	$2,368,592

The scheduled contractual maturities of securities available-for-sale at December 31, 2020 were as follows:

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$333	$335
Due after one year through five years	1,119	1,109
Due after five years through ten years	125,818	125,747
Due after ten years	496,472	514,321
Mortgage-backed securities	2,625,325	2,690,656
Total	$3,249,067	$3,332,168

Proceeds from sales, gross gains, and gross losses on sales of securities available-for-sale for the years ended December 31, 2020, 2019, and 2018 are presented below. There were no impairment charges related to credit issues included in gross realized losses for the years ended December 31, 2020, 2019, and 2018. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	For the Year Ended December 31,
(In thousands)	2020	2019	2018
Gross realized gains	$6,712	$3,536	$816
Gross realized losses	—	1,518	2,669
Realized gains (losses), net	$6,712	$2,018	$(1,853)
Proceeds from sales of securities available-for-sale	$289,152	$393,716	$268,799

Securities with a carrying value of $1.3 billion and $629.4 million at December 31, 2020 and 2019, respectively, were pledged to secure public deposits, FHLB borrowings, and for other purposes as required or permitted by law.

Information pertaining to securities available-for-sale with gross unrealized losses aggregated by category and length of time the securities have been in a continuous loss position was as follows:

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2020
Obligations of U.S. government agencies	$151,172	$1,868	$30,658	$249
Mortgage-backed securities	360,197	2,832	18,476	139
Obligations of states and municipal subdivisions	841	4	—	—
Total	$512,210	$4,704	$49,134	$388

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2019
Obligations of U.S. government agencies	$33,053	$209	$13,703	$206
Mortgage-backed securities	708,991	4,466	61,506	588
Obligations of states and municipal subdivisions	—	—	—	—
Total	$742,044	$4,675	$75,209	$794

As of December 31, 2020 and 2019, approximately 17% and 35%, respectively, of the fair value of securities in the investment portfolio reflected an unrealized loss. As of December 31, 2020, there were 14 securities that had been in a loss position for more than twelve months, and 47 securities that had been in a loss position for less than twelve months. As of December 31, 2020, the unrealized losses were not deemed to be caused by credit-related issues. Credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Any impairment that is not credit-related is recognized in other comprehensive income, net of applicable taxes. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption of the obligations. As of December 31, 2020, allowance for credit losses related to available-for-sale securities is zero, as the decline in fair value did not result from credit-related issues. The Company has adequate liquidity and, therefore, does not plan to sell and, more likely than not, will not be required to sell, these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Note 4—Loans Held for Sale, Loans and Allowance for Credit Losses

Loans Held for Sale

The following table presents a summary of the loans held for sale by portfolio segment at the lower of amortized cost or fair value as of December 31, 2020  and December 31, 2019.

(In thousands)	December 31, 2020	December 31, 2019
Commercial and industrial	$33,339	$34,767
Commercial real estate	780	49,894
Consumer	12,899	2,988
Total loans held for sale(1)	$47,018	$87,649

(1) $0.1 million and $0.4 million of net accrued interest receivable is excluded from the loan balances above as of December 31, 2020 and 2019, respectively.

Loans

The following table presents total loans outstanding by portfolio segment and class of financing receivable as of December 31, 2020 and December 31, 2019. Outstanding balances include originated loans, Acquired Noncredit Impaired (“ANCI”) loans, and Purchase Credit Deteriorated (“PCD”) loans, formerly referred to as Acquired Credit Impaired (“ACI”) loans. See Note 1 for additional information regarding the adoption of the new CECL accounting standard.

(In thousands)	December 31, 2020	December 31, 2019(2)
Commercial and industrial
General C&I	$4,421,286	$4,517,016
Energy	1,310,612	1,419,957
Restaurant	971,662	1,027,421
Healthcare	547,491	474,264
Total commercial and industrial	7,251,051	7,438,658
Commercial real estate
Industrial, retail, and other	1,683,975	1,691,694
Multifamily	776,494	659,902
Office	452,639	535,676
Total commercial real estate	2,913,108	2,887,272
Consumer
Residential	2,452,865	2,568,295
Other	102,105	89,430
Total consumer	2,554,970	2,657,725
Total(1)	$12,719,129	$12,983,655

(1) $47.0 million and $44.5 million of net accrued interest receivable is excluded from the total loan balances above as of December 31, 2020 and 2019, respectively.
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

Under the PPP, eligible small businesses can apply to an SBA-approved lender for a loan that does not require collateral or personal guarantees. The loans have a 1% fixed interest rate. Loans issued prior to June 5, 2020 are due in two years unless otherwise modified and loans issued after June 5, 2020 are due in five years. However, they are eligible for forgiveness (in full or in part, including any accrued interest) under certain conditions. The borrower is required to retain the supporting documents for six years. For loans (or parts of loans) that are forgiven, the lender will collect the forgiven amount from the U.S. government.

In response to the COVID-19 pandemic, the Company has taken several actions to offer various forms of support to its customers, employees, and communities that have experienced impacts from this development. The Company is actively working with customers impacted by the economic downturn, including continuing to secure loans for our customers under the PPP.

The following table presents the Company’s PPP loans by portfolio segment and class of financing receivable as of December 31, 2020.

(In thousands)	Amortized Cost	% of PPP Portfolio
Commercial and industrial
General C&I	$648,458	69.1%
Energy	76,228	8.1
Restaurant	134,454	14.4
Healthcare	79,120	8.4
Total PPP loans	$938,260	100.0%
As a % of total loans	7.4%

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

An important aspect of the Company’s assessment of risk is the ongoing completion of periodic risk rating reviews. As part of these reviews, the Company seeks to review the risk ratings of each facility within a customer relationship and may recommend an upgrade or downgrade to the risk ratings. The Company’s policy is to review two times per year all customer relationships with an aggregate exposure of $10.0 million or greater as well as all shared national credits (“SNC”). Additionally, all customer relationships with an aggregate exposure of $2.5 million to $10.0 million are reviewed annually. Further, customer relationships with an aggregate exposure of $2.5 million and greater with pass/watch risk ratings are reviewed quarterly. This threshold is reduced to $1.0 million in the fourth quarter of each year. Customer relationships with an aggregate exposure of $2.5 million and greater with criticized risk ratings are reviewed quarterly. Additionally, customer relationships with an aggregate exposure of $5.0 million and greater with classified risk ratings are reviewed intra-quarter on a monthly basis. Certain relationships are exempt from review, such as relationships where the Company’s exposure is cash-secured.

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

ACL Rollforward and Analysis. The following tables provide a summary of the activity in the ACL and the reserve for unfunded commitments for each of the three years in the period ended December 31, 2020 .

	For the Year Ended December 31, 2020
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Total Allowance for Credit Losses	Reserve for Unfunded Commitments(1)	Total
As of December 31, 2019	$89,796	$15,319	$14,528	$119,643	$1,699	$121,342
Cumulative effect of adoption of CECL	32,951	20,599	22,300	75,850	332	76,182
As of January 1, 2020	122,747	35,918	36,828	195,493	2,031	197,524
Provision for credit losses	157,580	117,792	2,411	277,783	265	278,048
Charge-offs	(96,277)	(14,283)	(1,776)	(112,336)	—	(112,336)
Recoveries	3,315	1,760	1,145	6,220	—	6,220
As of December 31, 2020	$187,365	$141,187	$38,608	$367,160	$2,296	$369,456

Allocation of ending ACL
Loans collectively evaluated	$159,513	$141,187	$38,608	$339,308
Loans individually evaluated	27,852	—	—	27,852
ACL as of December 31, 2020	$187,365	$141,187	$38,608	$367,160

Loans (amortized cost)
Loans collectively evaluated	$7,150,581	$2,900,443	$2,553,169	$12,604,193
Loans individually evaluated	100,470	12,665	1,801	114,936
Loans as of December 31, 2020(2)	$7,251,051	$2,913,108	$2,554,970	$12,719,129

(1) The reserve for unfunded commitments is included in other liabilities on the consolidated balance sheets at December 31, 2020 and 2019.
(2) $47.0 million of net accrued interest receivable is excluded from the loan balances above as of December 31, 2020.

	For the Year Ended December 31, 2019
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total Allowance for Credit Losses
As of December 31, 2018	$66,316	$10,452	$13,703	$3,907	$94,378
Provision for credit losses	96,669	7,556	3,259	3,543	111,027
Charge-offs	(79,590)	(3,970)	(1,802)	(1,639)	(87,001)
Recoveries	914	55	232	38	1,239
As of December 31, 2019(1)	$84,309	$14,093	$15,392	$5,849	$119,643

Allocation of ending ACL
Loans collectively evaluated for impairment	$69,953	$14,071	$15,311	$5,786	$105,121
Loans individually evaluated for impairment	14,356	22	81	63	14,522
ACL as of December 31, 2019(1)	$84,309	$14,093	$15,392	$5,849	$119,643

Loans
Loans collectively evaluated for impairment	$6,743,296	$2,759,609	$2,674,846	$731,734	$12,909,485
Loans individually evaluated for impairment	129,433	13,063	3,139	2,503	148,138
Loans as of December 31, 2019(1)	$6,872,729	$2,772,672	$2,677,985	$734,237	$13,057,623

(1) Allowance for credit losses and loan balances as calculated and reported under the incurred loss accounting model and reported at December 31, 2019.

	For the Year Ended December 31, 2018
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Small Business	Total Allowance for Credit Losses
As of December 31, 2017	$55,919	$11,990	$14,983	$4,684	$87,576
Provision for credit losses	15,708	(1,837)	(900)	(271)	12,700
Charge-offs	(6,709)	(2)	(716)	(618)	(8,045)
Recoveries	1,398	301	336	112	2,147
As of December 31, 2018(1)	$66,316	$10,452	$13,703	$3,907	$94,378

Allocation of ending ACL
Loans collectively evaluated for impairment	$59,016	$10,452	$13,471	$3,800	$86,739
Loans individually evaluated for impairment	7,300	—	232	107	7,639
ACL as of December 31, 2018(1)	$66,316	$10,452	$13,703	$3,907	$94,378

Loans
Loans collectively evaluated for impairment	$6,116,751	$1,323,483	$2,292,637	$266,004	$9,998,875
Loans individually evaluated for impairment	80,591	7,256	2,116	279	90,242
Loans as of December 31, 2018(1)	$6,197,342	$1,330,739	$2,294,753	$266,283	$10,089,117

(1) Allowance for credit losses and loan balances as calculated and reported under the incurred loss accounting model and reported at December 31, 2018.

As described in Note 1, the Company adopted the new CECL accounting standard on January 1, 2020, which increased the ACL by $75.9 million. The ACL was increased an additional  $277.8 million in provision in 2020 which reflects the forecasted effects of COVID-19 on the various loan segments due to higher unemployment, lower GDP, market values, and real estate prices. The Company’s estimate of the ACL used the baseline scenario provided by a nationally recognized service, as adjusted for consideration of certain qualitative and environmental factors. These adjustments consider, among other factors, risk attributes of each portfolio, relevant third-party research, energy prices, and previous recessions. Loan charge-offs recognized during 2020 are higher than 2019 as a result of credit migration that has occurred primarily in the Restaurant, Energy, General C&I and CRE (including hospitality) classes with the most significant impact being COVID related.

The Company’s individually evaluated loans totaling $114.9 million at December 31, 2020 are considered collateral dependent loans and generally are considered impaired (Note 1). The majority of these loans are within the C&I segment and include loans in the Energy, Restaurant, and General C&I classes and are supported by an enterprise valuation or by collateral such as real estate, receivables, equipment or inventory. Loans within the CRE and consumer segments are generally secured by commercial and residential real estate.

Credit Quality

The following table provides information by each credit quality indicator and by origination year (vintage) as of December 31, 2020. The Company defines origination year (vintage) for the purposes of disclosure as the year of execution of the original loan agreement. Loans that are modified as a TDR are considered to be a continuation of the original loan, therefore the origination date of the original loan is reflected as the vintage date. This presentation is consistent with the vintage determination used in the ACL model. The criticized loans with a 2020 vintage relate to credits in resolution.

	Amortized Cost Basis by Origination Year							Revolving Credits
(In thousands)	2020	2019	2018	2017	2016	2015 and Prior	Revolving Loans	Converted to Term Loans	Total
Commercial and industrial
Pass	$1,614,921	$597,105	$831,795	$606,972	$327,607	$575,309	$2,047,533	$5,575	$6,606,817
Special mention	223	17,448	26,596	104	18,215	1,563	147,166	205	211,520
Substandard	29,368	15,707	82,014	24,187	18,741	88,084	124,178	22,750	405,029
Doubtful	—	—	13,380	119	2,337	6,027	5,822	—	27,685
Total commercial and industrial	1,644,512	630,260	953,785	631,382	366,900	670,983	2,324,699	28,530	7,251,051
Commercial real estate
Pass	411,332	529,692	630,384	460,894	170,361	382,175	114,594	241	2,699,673
Special mention	762	23,956	31,159	32,228	4,796	2,301	192	—	95,394
Substandard	—	191	19,211	38,723	27,696	31,928	292	—	118,041
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	412,094	553,839	680,754	531,845	202,853	416,404	115,078	241	2,913,108
Consumer
Current	471,602	413,598	495,933	260,604	254,582	396,775	228,483	168	2,521,745
30-59 days past due	6	1,417	2,405	272	2,147	8,136	2,767	—	17,150
60-89 days past due	—	563	1,391	139	351	1,256	—	—	3,700
90+ days past due	—	806	6,044	901	631	3,993	—	—	12,375
Total consumer	471,608	416,384	505,773	261,916	257,711	410,160	231,250	168	2,554,970
Total(1)	$2,528,214	$1,600,483	$2,140,312	$1,425,143	$827,464	$1,497,547	$2,671,027	$28,939	$12,719,129

(1) $47.0 million of net accrued interest receivable is excluded from the loan balances above as of December 31, 2020.

Past Due

The following tables provide an aging analysis of past due loans by portfolio segment and class of financing receivable.

	Age Analysis of Past-Due Loans as of December 31, 2020						90+ Days
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	Current	Total(1)	Past Due and Accruing
Commercial and industrial
General C&I	$4,609	$11,653	$16,301	$32,563	$4,388,723	$4,421,286	$9,130
Energy	—	—	1,691	1,691	1,308,921	1,310,612	—
Restaurant	7,561	302	5,283	13,146	958,516	971,662	—
Healthcare	21	229	354	604	546,887	547,491	—
Total commercial and industrial	12,191	12,184	23,629	48,004	7,203,047	7,251,051	9,130
Commercial real estate
Industrial, retail, and other	12,619	2,884	2,647	18,150	1,665,825	1,683,975	125
Multifamily	—	198	—	198	776,296	776,494	—
Office	408	—	7,258	7,666	444,973	452,639	—
Total commercial real estate	13,027	3,082	9,905	26,014	2,887,094	2,913,108	125
Consumer
Residential	16,971	3,695	12,375	33,041	2,419,824	2,452,865	4,625
Other	179	5	—	184	101,921	102,105	—
Total consumer	17,150	3,700	12,375	33,225	2,521,745	2,554,970	4,625
Total	$42,368	$18,966	$45,909	$107,243	$12,611,886	$12,719,129	$13,880

(1) $47.0 million of net accrued interest receivable is excluded from the loan balances above as of December 31, 2020.

	Age Analysis of Past-Due Loans as of December 31, 2019						90+ Days
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	Current	Total(1)	Past Due and Accruing
Commercial and industrial
General C&I	$23,143	$1,117	$15,183	$39,443	$4,477,573	$4,517,016	$85
Energy	—	—	8,166	8,166	1,411,791	1,419,957	—
Restaurant	1,219	1,284	8,021	10,524	1,016,897	1,027,421	108
Healthcare	497	41	4,143	4,681	469,583	474,264	—
Total commercial and industrial	24,859	2,442	35,513	62,814	7,375,844	7,438,658	193
Commercial real estate
Industrial, retail, and other	3,354	133	2,255	5,742	1,685,952	1,691,694	—
Multifamily	—	—	—	—	659,902	659,902	—
Office	253	—	1,219	1,472	534,204	535,676	—
Total commercial real estate	3,607	133	3,474	7,214	2,880,058	2,887,272	—
Consumer
Residential	8,967	6,101	7,292	22,360	2,545,935	2,568,295	887
Other	192	37	54	283	89,147	89,430	40
Total consumer	9,159	6,138	7,346	22,643	2,635,082	2,657,725	927
Total	$37,625	$8,713	$46,333	$92,671	$12,890,984	$12,983,655	$1,120

(1) $44.5 million of net accrued interest receivable is excluded from the loan balances above as of December 31, 2019.

Nonaccrual Status

The following table provides information about nonaccruing loans by portfolio segment and class of financing receivable as of and for the year ended December 31, 2020.

	Nonaccrual Loans - Amortized Cost			90+ Days	Interest Income Recognized
(In thousands)	Beginning of the Period(1)	End of the Period	No Allowance Recorded	Past Due and Accruing(2)	Three Months Ended December 31, 2020	Year Ended December 31, 2020
Commercial and industrial
General C&I	$66,589	$34,363	$4,444	$9,130	$453	$475
Energy	9,568	20,241	1,692	—	10	20
Restaurant	53,483	53,856	19,289	—	7	58
Healthcare	4,833	951	—	—	52	52
Total commercial and industrial	134,473	109,411	25,425	9,130	522	605
Commercial real estate
Industrial, retail, and other	5,935	7,301	4,816	125	73	156
Multifamily	—	—	—	—	—	—
Office	1,245	7,258	7,176	—	13	13
Total commercial real estate	7,180	14,559	11,992	125	86	169
Consumer
Residential	15,101	14,028	1,101	4,625	503	616
Other	24	4	—	—	3	12
Total consumer	15,125	14,032	1,101	4,625	506	628
Total	$156,778	$138,002	$38,518	$13,880	$1,114	$1,402

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

(2) $0.2 million of net accrued interest receivable is excluded from the loan balances above as of December 31, 2020.

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

The following table provides information regarding loans that were modified as TDRs during the periods indicated.

	For the Year Ended December 31,
	2020		2019		2018
(Dollars in thousands)	Number of TDRs	Amortized Cost(1)	Number of TDRs	Recorded Investment	Number of TDRs	Recorded Investment
Commercial and industrial
General C&I	4	$8,830	4	$9,692	—	$—
Energy	1	7,799	1	5,442	1	14,486
Restaurant	2	20,655	4	20,934	2	11,262
Healthcare	—	—	—	—	2	4,587
Commercial real estate
Industrial, retail, and other	—	—	1	—	1	50
Total	7	$37,284	10	$36,068	6	$30,385

(1) There was no net accrued interest receivable recorded on the loan balances above as of December 31, 2020.

For the three years ended December 31, 2020 , the Company had no TDRs for which there was a payment default within the 12 months following the restructure date. During the year ended December 31, 2020, approximately  $26.6 million in charge-offs were taken related to two general C&I loans that were modified into a TDR during the same period. During the year ended December 31, 2019, approximately  $49.7 million in charge-offs were taken related to commercial and industrial loans modified into TDRs during the same period. For the year ended December 31, 2018, there was one commercial specialized lending customer with a combined recorded investment of $11.8 million which experienced payment default in the year of modification.

       The following table provides information regarding the types of loan modifications that were modified into TDRs during the periods indicated.

	For the Year Ended December 31,
	2020		2019		2018
	Number of Loans Modified by:
	Rate Concession	Modified Terms and/or Other Concessions	Rate Concession	Modified Terms and/or Other Concessions	Rate Concession	Modified Terms and/or Other Concessions
Commercial and industrial
General C&I	—	4	—	4	—	—
Energy	1	—	—	1	—	1
Restaurant	—	2	—	4	—	2
Healthcare	—	—	—	—	1	1
Commercial real estate
Industrial, retail, and other	—	—	—	1	1	—
Total	1	6	—	10	2	4

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $1.6 million and $4.4 million of consumer loans secured by single family residential real estate that are in process of foreclosure at December 31, 2020 and December 31, 2019, respectively. During 2020, we ceased foreclosure activities on residential real estate due to the COVID-19 pandemic. Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. In addition to the single family residential real estate loans in process of foreclosure, the Company also held $49 thousand and $151 thousand of foreclosed single-family residential properties in other real estate owned as of December 31, 2020 and December 31, 2019, respectively.

Note 5—Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization, as follows:

		December 31,
(In thousands)	Estimated Useful Life in Years	2020	2019
Premises:
Land	—	$38,186	$38,402
Buildings, construction and improvements (1)	2-40	98,369	94,886
Total premises		136,555	133,288
Equipment	3-10	47,056	53,517
Total premises and equipment		183,611	186,805
Less: Accumulated depreciation and amortization		(59,981)	(58,938)
Total premises and equipment, net		$123,630	$127,867
(1)	Leasehold improvements are depreciated over the lesser of the estimated useful life or the lease term.

Depreciation expense was $11.2 million, $11.7 million and $7.6 million for 2020, 2019, and 2018, respectively.

Included in other assets is net software cost totaling $7.2 million and $6.5 million as of December 31, 2020 and 2019, respectively. Software amortization expense was $4.0 million, $3.4 million, and $1.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Note 6—Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill and other intangible assets at December 31, 2020 and 2019:

(In thousands)	December 31, 2020	December 31, 2019
Goodwill	$43,061	$485,336
Core deposit intangible, net of accumulated amortization of $79,836 and $60,836, respectively	71,788	90,788
Customer lists, net of accumulated amortization of $24,155 and $21,908, respectively	9,696	11,993
Noncompete agreements, net of accumulated amortization of $343 and $137, respectively	1,012	1,473
Trademarks, net of accumulated amortization of $150 and $75, respectively	1,284	1,359
Total goodwill and intangible assets, net	$126,841	$590,949

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

Considering the economic conditions resulting from the COVID-19 pandemic, the Company conducted an interim goodwill impairment test in the first quarter of 2020. The interim test indicated a goodwill impairment of $443.7 million within the Banking reporting unit resulting in the Company recording an impairment charge of the same amount in the first quarter of 2020. The primary causes of the goodwill impairment in the Banking reporting unit were economic and industry conditions resulting from the COVID-19 pandemic that caused volatility and reductions in the market capitalization of the Company and its peer banks, increased loan provision estimates, increased discount rates, and other changes in variables driven by the uncertain macro-environment that resulted in the estimated fair value of the reporting unit being less than the reporting unit’s carrying value. The fair value of the reporting unit was determined using an income approach under the framework established for measuring fair value under ASC 820.

The Company has $43.1 million in goodwill remaining in its separate reporting units of Trust, Retail Brokerage and Investment Service businesses for which the Company's fourth quarter 2020 quantitative and qualitative assessments of the businesses did not indicate any impairment. The fair values of the reporting units are based upon management’s estimates and assumptions. Although management has used the estimates and assumptions it believes to be most appropriate in the circumstances, it should be noted that even relatively minor changes in certain assumptions used in management’s calculations could result in significant differences in the results of the impairment tests.

The following table represents changes to the carrying amount of goodwill by segment for the period reported.

(In thousands)	Banking	Financial Services	Corporate	Consolidated
Balance as of December 31, 2019	$442,579	$42,757	$—	$485,336
Additions:
Wealth & Pension acquisition	—	304	—	304
Other	1,116	—	—	1,116
Losses:
Impairment	(443,695)	—	—	(443,695)
Balance as of December 31, 2020	$—	$43,061	$—	$43,061

During the first quarter of 2020, goodwill assigned to banking increased by $1.1 million related to the State Bank acquisition. There was an increase year-to-date of $0.3 million in goodwill related to the acquisition from Wealth & Pension Services Group, Inc. on July 1, 2019 by the Bank’s subsidiary, Linscomb & Williams, Inc. (see Note 2).

The estimated aggregate amortization expense for core deposit intangibles, customer relationships, and other intangible assets is estimated as follows:

(In thousands)
2021	$19,042
2022	16,572
2023	14,102
2024	11,631
2025 and thereafter	22,408

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

The fair value of derivative positions outstanding is included in other assets and other liabilities in the accompanying consolidated balance sheets and in the net change in each of these financial statement line items in the accompanying consolidated statements of cash flows. For derivatives not designated as hedging instruments or determined to be an ineffective hedge under the accounting guidance, gains and losses due to changes in fair value are included in noninterest income and the operating section of the consolidated statement of cash flows. For derivatives designated as hedging instruments, the entire change in the fair value related to the derivative instrument is recognized as a component of other comprehensive income and subsequently reclassified into interest income when the forecasted transaction affects income. The notional amounts and estimated fair values as of December 31, 2020 and 2019 were as follows:

	December 31, 2020			December 31, 2019
		Fair Value			Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$350,000	$22,560	$—	$350,000	$—	$643
Commercial loan interest rate collars	—	—	—	4,000,000	239,213	—
Total derivatives designated as hedging instruments	350,000	22,560	—	4,350,000	239,213	643
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	1,200,581	20,699	1,647	1,008,805	8,386	899
Commercial loan interest rate caps	162,479	4	4	167,185	18	18
Commercial loan interest rate floors	560,048	11,986	11,986	654,298	8,836	8,836
Commercial loan interest rate collars	66,665	305	305	75,555	257	257
Mortgage loan held-for-sale interest rate lock commitments	33,458	531	—	4,138	22	—
Mortgage loan forward sale commitments	11,081	112	—	4,109	26	—
Mortgage loan held-for-sale floating commitments	4,206	—	—	1,523	—	—
Foreign exchange contracts	89,707	780	1,058	74,322	379	558
Total derivatives not designated as hedging instruments	2,128,225	34,417	15,000	1,989,935	17,924	10,568
Total derivatives	$2,478,225	$56,977	$15,000	$6,339,935	$257,137	$11,211

The Company is party to collateral support agreements with certain derivative counterparties. Such agreements require that the Company maintain collateral based on the fair values of derivative transactions. In the event of default by the Company, the counterparty would be entitled to the collateral. At December 31, 2020 and 2019, the Company was required to post $11.4 million and $10.6 million, respectively, in cash or securities as collateral for its derivative transactions, which are included in “interest-bearing deposits in banks” on the Company’s consolidated balance sheets. In addition, the Company had recorded the obligation to return cash collateral provided by counterparties of $19.1 million as of December 31, 2020 within deposits on the Company’s consolidated balance sheet. The Company’s master agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts of derivatives executed with the same counterparty under the master agreement.

The Company records pre-tax gains (losses) for derivatives not designated as hedging instruments in noninterest income on the consolidated statements of operations. For the years ended December 31, 2020, 2019, and 2018, the gains (losses) for mortgage loans held for sale interest rate lock commitments totaled $509 thousand, $(49) thousand, and $22 thousand, respectively. Foreign exchange contract gains totaled $3.0 million, $3.8 million, and $2.2 million for the years ended December 31, 2020, 2019, and 2018.

The pre-tax gains (losses) included in the consolidated statements of operations related to derivatives designated as hedging instruments are presented below for each of the three years ended December 31:

	2020			2019			2018
(In thousands)	OCI	Reclassified from AOCI to interest income	Reclassified from AOCI to noninterest income	OCI	Reclassified from AOCI to interest income	Reclassified from AOCI to noninterest income	OCI	Reclassified from AOCI to interest income	Reclassified from AOCI to noninterest income
Derivatives in cash flow hedges:
Commercial loan interest rate swaps	$26,652	$3,448	$—	$18,654	$(4,670)	$—	$(7,711)	$(5,164)	$—
Commercial loan interest rate collars	151,514	61,994	169,248	133,758	9,633	—	—	—	—

Cash Flow Hedges

Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company uses interest rate swaps to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans (1-Month LIBOR).

In February 2019, the Company executed a $4.0 billion notional interest rate collar with a five-year term on one-month LIBOR loans designed to protect earnings in a down-rate environment. In March 2020, the collar was terminated, resulting in a $261.2 million realized gain initially recorded in other comprehensive income (“OCI”) net of deferred income taxes. The value received in exchange for the termination assumed an average 1-month LIBOR rate of 0.5785% over the next four years. Under hedge accounting, the gain was forecast to reclass out of OCI and amortize into interest income through February 29, 2024 based on a continuing expectation of an adequate number of hedge-eligible loans (one-month LIBOR loans that either have no interest rate floor or have not reached their floor rate).      Due to the economic impacts of the COVID-19 pandemic, our forecast now anticipates a partial shortfall of hedge-eligible loans which began in the fourth quarter of 2020 and continuing throughout the remaining term of the original hedge. This results in an accounting designation of partial ineffectiveness. As a result, in the fourth quarter of 2020, we recognized accelerated hedge revenue of $169.2 million.

The revised forecast projections related to the remaining net gain of the terminated collar are still probable of occurring within the originally specified time period. As such, the remaining gain of $35.4 million included in OCI at December 31, 2020, is expected to be reclassified into interest income in future periods in which the forecasted transactions are expected to occur.

At December 31, 2020, the Company has outstanding the following interest rate swap agreements to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans.

Effective Date	Maturity Date	Notional Amount (In Thousands)	Fixed Rate	Variable Rate
March 8, 2016	February 27, 2026	$175,000	1.5995%	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.5890	1 Month LIBOR

Based on our current interest rate forecast, $38.7 million of deferred net gain on derivatives in OCI at December 31, 2020 is estimated to be reclassified into net interest income during the next twelve months due to the receipt of interest. Significant changes to future interest rates or the amount of outstanding hedged loans could accelerate the timing of the gain’s reclassification to income. There were no reclassifications into income during  2019 and 2018, as a result of any discontinuance of cash flow hedges because the forecasted transaction was no longer probable. The maximum length of time over which the Company is hedging a portion of its exposure to the variability in future cash flows for forecasted transactions is approximately 5.17 years as of December 31, 2020.

Interest Rate Agreements not designated as hedging derivatives

The Company enters into certain interest rate swap, floor, cap and collar agreements on commercial loans that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest agreement with a loan customer while at the same time entering into an offsetting interest rate agreement with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The interest rate swap transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate. The interest rate cap transaction allows the Company’s customer to minimize interest rate risk exposure to rising interest rates. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s consolidated statements of income. The Company is exposed to credit loss in the event of nonperformance by the parties to the interest rate agreements. However, the Company does not anticipate nonperformance by the counterparties. The estimated fair value has been recorded as an asset and a corresponding liability in the accompanying consolidated balance sheets as of December 31, 2020 and 2019.

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

The following is a schedule by year of future minimum lease payments under operating leases as of December 31, 2020:

(In thousands)	Property	Equipment	Total
2021	$13,069	$10	$13,079
2022	10,573	18	10,591
2023	9,148	12	9,160
2024	4,840	—	4,840
2025	3,520	—	3,520
Thereafter	19,225	—	19,225
Total minimum lease payments	$60,375	$40	$60,415

Rental expense for premises and equipment, net of rental income, for the years ended December 31, 2020, 2019, and 2018, was $17.0 million, $17.4 million, and $12.1 million, respectively. The major portion of equipment rental expense is related to office equipment and is paid on a month-to-month basis. For the years ended December 31, 2020 and 2019, rental expense for premises includes approximately $6.2 million and $6.4 million, respectively, of cash rent related to the non-lease components of cash paid for items such as operating expenses and utilities. In accordance with ASC 842, we only capitalize the portion of the rent which pertains to leasing the physical space of the premises or other items such as reserved parking spaces not paid for in addition to rent. The components of lease cost were as follows:

	Year Ended	Year Ended
(In thousands)	December 31, 2020	December 31, 2019
Operating lease cost	$10,080	$10,201
Short-term lease cost	—	97
Sublease income	(1,306)	(1,659)
Total lease cost	$8,774	$8,639

The Company elected to exempt the short-term lease from the recognition requirements as permitted under ASU No. 2016-02. The lease cost was recognized on a straight-line basis. As of December 31, 2020, a right-of-use asset of $56.9 million and an operating lease liability of $67.3 million were included as part of other assets and other liabilities, respectively, on the consolidated balance sheets, compared to $66.1 million and $77.4 million, respectively, as of December 31, 2019. Supplemental balance sheet information related to operating leases was as follows:

	As of	As of
(Dollars in thousands)	December 31, 2020	December 31, 2019
Weighted average remaining lease term (in years)	11.9	12.3
Weighted average discount rate	4.7%	4.7%

The following table presents a maturity analysis of the Company’s operating lease liabilities as of December 31, 2020:

(In thousands)
2021	$11,075
2022	9,225
2023	8,419
2024	6,902
2025	6,520
Thereafter	46,988
Total lease payments	89,129
Less: interest	(21,814)
Operating lease liability	$67,315

Note 9—Deposits

Domestic time deposits $250,000 and over were $486.3 million and $644.1 million at December 31, 2020 and 2019, respectively. There were no foreign time deposits at either December 31, 2020 or 2019.

At December 31, 2020, the scheduled maturities of time deposits included in interest-bearing deposits were as follows:

(In thousands)
2021	$1,915,545
2022	246,702
2023	59,159
2024	10,925
2025 and thereafter	8,683
Total	$2,241,014

Note 10—Borrowed Funds

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

(In thousands)	December 31, 2020	December 31, 2019
Cadence Bancorporation:
5.375% senior notes, due June 28, 2021	$50,000	$50,000
7.250% subordinated notes, due June 28, 2029, callable in 2024	35,000	35,000
3-month LIBOR plus 4.884%, subordinated notes, due March 11, 2025, callable in 2020 (1)	40,000	40,000
4.750% subordinated notes, due June 30, 2029, callable in 2024	85,000	85,000
Total — Cadence Bancorporation	210,000	210,000
Cadence Bank:
6.250% subordinated notes, due June 28, 2029, callable in 2024	25,000	25,000
Debt issue costs and unamortized premium	(1,670)	(2,350)
Total senior and subordinated debt	$233,330	$232,650

(1)   On February 5, 2021, we provided formal notification that we intend to call these subordinated notes as of March 11, 2021. All necessary approvals have been received from our Board of Directors and the Federal Reserve.

The senior notes were structured with a seven year maturity to provide holding company liquidity and to stagger the Company’s debt maturity profile. The $35 million and $25 million subordinated notes transactions were structured with a fifteen year maturity, ten year call options, and fixed-to-floating interest rates. The $85 million subordinated notes transaction was structured with a ten-year maturity, a five-year call option, and a fixed-to-floating interest rate. The $40 million subordinated notes transaction has a five-year call option. These subordinated debt structures were designed to achieve full Tier 2 capital treatment for 10 years.

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

Junior Subordinated Debentures

In conjunction with the Company’s acquisition of Cadence Financial Corporation and Encore Bank, N.A., the junior subordinated debentures were marked to fair value as of their respective acquisition dates. The related mark is being amortized over the remaining term of the junior subordinated debentures. The following is a list of junior subordinated debt:

(In thousands)	December 31, 2020	December 31, 2019
Junior subordinated debentures, 3 month LIBOR plus 2.85%, due 2033	$30,000	$30,000
Junior subordinated debentures, 3 month LIBOR plus 2.95%, due 2033	5,155	5,155
Junior subordinated debentures, 3 month LIBOR plus 1.75%, due 2037	15,464	15,464
Total par value	50,619	50,619
Purchase accounting adjustment, net of amortization	(12,982)	(13,174)
Total junior subordinated debentures	$37,637	$37,445

Advances from FHLB and Borrowings from FRB

Outstanding FHLB advances were $100 million at December 31, 2020 and 2019. At December 31, 2020, the outstanding advance was a long-term convertible advance. Advances and letters of credit outstanding are collateralized by $3.8 billion of commercial and residential real estate loans pledged under a blanket lien arrangement as of December 31, 2020. At December 31, 2020, there remained $1.1 billion of borrowing availability.

As of December 31, 2020, and 2019, the FHLB has issued for the benefit of the Bank irrevocable letters of credit with an outstanding balance of $1.3 billion and $391 million, respectively. Included in the FHLB letters of credit are $712 million variable letters of credit in favor of municipal customers to secure certain deposits expiring March 1, 2021. Additionally, there were short-term letters of credit totaling $605 million issued to a certain municipal customer that matured on January 4, 2021 and approximately $4 million in letters of credit are used to secure municipal deposits which expired on January 22, 2021.

There were no borrowings from the FRB discount window as of December 31, 2020 and 2019. Any borrowings from the FRB will be collateralized by $1.6 billion in commercial loans and small business loans under the Paycheck Protection Program pledged under a borrower-in-custody arrangement.

Notes Payable

On July 1, 2019, the Company’s wholly owned subsidiary, Linscomb & Williams, Inc., acquired certain assets and assumed certain liabilities of Wealth and Pension Services Group, Inc. (“W&P”). At December 31, 2020, a note payable of $1.7 million was outstanding in connection with this acquisition (see Note 2).

Note 11—Other Noninterest Income and Other Noninterest Expense

The detail of other noninterest income and other noninterest expense captions presented in the consolidated statements of operations is as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Other noninterest income
Insurance revenue	$960	$878	$2,677
Income from bank owned life insurance policies	5,191	4,971	3,450
Other	231	6,881	6,033
Total other noninterest income	$6,382	$12,730	$12,160

	Year Ended December 31,
(In thousands)	2020	2019	2018
Other noninterest expenses
Data processing expense	$12,507	$13,013	$8,775
Software amortization	16,495	13,352	5,929
Consulting and professional fees	12,485	10,301	13,285
Loan related expenses	2,574	2,346	3,145
FDIC insurance	11,910	5,394	4,645
Communications	4,453	5,116	2,773
Advertising and public relations	4,057	5,017	2,523
Legal expenses	2,398	1,608	3,732
Other	40,250	41,753	22,373
Total other noninterest expenses	$107,129	$97,900	$67,180

Note 12—Income Taxes

The components of the consolidated income tax expense are as follows:

	For the Years Ended December 31,
(In thousands)	2020	2019	2018
Current:
Federal	$81,736	$41,863	$36,862
State	6,380	6,640	3,791
Total current expense	88,116	48,503	40,653
Deferred:
Federal	(55,292)	11,012	3,791
State	(5,488)	828	673
Total deferred (benefit) expense	(60,780)	11,840	4,464
Total income tax expense	$27,336	$60,343	$45,117

Income tax expense as shown in the consolidated statements of operations differs from the amounts computed by applying the U.S. federal income tax statutory rate of 21% to income before income taxes. A reconciliation of the differences is presented below:

	For the Years Ended December 31,
(In thousands)	2020	2019	2018
Computed income tax (benefit) expense at statutory rate	$(37,420)	$55,083	$44,389
Effects of tax reform	—	—	(284)
Tax exempt interest, net	(1,256)	(952)	(1,609)
Income on bank owned life insurance	(1,086)	(1,036)	(717)
State tax expense	704	5,900	3,527
Goodwill impairment charge	65,807	—	—
Goodwill write-off on sale of subsidiary assets	—	—	2,254
One-time bad debt deduction on legacy loan portfolio	—	—	(5,565)
Other, net	587	1,348	3,122
Total income tax expense	$27,336	$60,343	$45,117

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	As of December 31,
(In thousands)	2020	2019
Deferred income tax assets:
Allowance for credit losses	$79,866	$25,950
Lease liability	15,740	18,235
Deferred compensation	4,769	4,562
Accrued compensation	1,714	3,355
Net operating loss carryforwards	10,282	11,524
Alternative minimum tax credit carryover	—	489
Other	4,068	2,847
Tax basis difference in acquired assets
Loans	5,921	8,756
Investment securities	594	1,344
Other	629	2,183
Total deferred income tax assets	123,583	79,245
Valuation allowance	(515)	—
Total deferred income tax assets	123,068	79,245
Deferred income tax liabilities:
Tax basis difference in acquired assets
Intangible assets	4,665	37,647
Other	3,286	3,379
Right of use assets	13,306	15,550
Premises and equipment	4,593	4,941
Unrealized gain on securities, net	19,554	5,265
Unrealized gain on derivative instruments	5,347	28,550
Other	8,618	8,895
Total deferred income tax liabilities	59,369	104,227
Net deferred income tax asset (liability)	$63,699	$(24,982)

At December 31, 2020, we had a net deferred income tax asset of $63.7 million compared to a net deferred income tax liability of $25.0 million at December 31, 2019. The increase in the net deferred asset was primarily due to the adoption of CECL, impact of the goodwill impairment charge on tax deductible goodwill, the increase in the allowance for credit losses, and changes in market conditions that impacted the mark to market deferred tax adjustments on securities available-for-sale and on cash flow hedges including the termination of the interest rate collar (see Note 7).

Deferred tax assets are reduced if it is more likely than not that some portion or all the deferred tax asset will not be realized. Management’s determination of the realizability of deferred tax assets is based on its evaluation of all available evidence both positive and negative, and its expectation regarding various future events, including the reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Positive evidence supporting the realization of the Company’s deferred tax assets at December 31, 2020, includes generation of taxable income since 2012, the Company’s strong capital position, as well as sufficient amounts of projected future taxable income, of the appropriate character, to support the realization of the $123.6 million deferred tax assets at December 31, 2020. Based on the assessment of all positive and negative evidence at December 31, 2020 and 2019, management has concluded that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets with the exception of a state net operating loss carryforward that will not be realized which resulted in the $515 thousand valuation allowance.

Management’s estimate of future taxable income is based on internal projections and certain external data all of which management believes to be reasonable although inherently subject to significant judgment. Projected future taxable income is primarily expected to be generated through loan growth at the Bank, investment strategies and revenue from successful cross initiatives and the control of expenses through operating effectiveness, all in the context of a macro-economic environment that continues to trend favorably. If actual results differ significantly from the current estimates of future taxable income, a valuation allowance may need to be recorded for some portion or all the net deferred tax asset. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on the Company’s consolidated balance sheets and consolidated statements of income.

The acquisitions of Cadence Financial Corporation, Encore Bancshares, Inc., and State Bank resulted in an “ownership change” as defined for U.S. federal income tax purposes under Section 382 of the Internal Revenue Code. The acquisition of Superior Bank was an asset acquisition and is not subject to the limitations of Section 382. As a result of the operation of Section 382, the Company is not able to fully utilize a portion of our U.S. federal and state tax net operating losses and certain built-in losses that have not been recognized for tax purposes. An ownership change under Section 382 generally occurs when a change in the aggregate percentage ownership of the stock of the corporation held by 5% stockholders increases by more than 50% over a rolling three-year period. A corporation experiencing an ownership change generally is subject to an annual limitation on its utilization of pre-change losses and certain post-change recognized built-in losses equal to the value of the stock of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation is increased each year to the extent that there is an unused limitation in a prior year. Since the Company’s U.S. federal net operating loss carryforwards may be carried forward for up to 20 years, the annual limitation also effectively provides a cap on the cumulative amount of pre-change losses and certain post-change recognized built-in losses that may be utilized. Pre-change losses and certain post-change recognized built-in losses in excess of the cap are effectively unable to be used to reduce future taxable income. The Company has estimated the amount of pre-change losses and certain post-change losses that are not expected to be utilized and has reduced the deferred tax asset at the acquisition date to reflect this limitation.

As of December 31, 2020, the Company has federal net operating loss carryforwards of $44.1 million, which will begin to expire in 2031. The Company has state net operating loss carryforwards of $12.4 million, which will begin to expire in 2024. The Company believes it is more likely than not the benefit from certain state net operating loss carryforwards will not be realized, and accordingly, has established a pre-tax valuation allowance of $11.9 million, $515 thousand after-tax, associated with those net operating losses at December 31, 2020.

The Company and its subsidiaries are subject to U.S. federal income tax and various state and local income taxes. With certain limited exceptions, the Company has concluded all U.S. federal and state income tax matters for years through 2016. The Company applies the guidance in ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority based on technical merits of the position. Tax benefits from tax positions not deemed to meet the “more likely than not” threshold should not be recognized in the year of determination.

A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (unrecognized state income tax benefits are not adjusted for the federal income tax impact):

	For the Years Ended December 31,
(In thousands)	2020	2019	2018
Unrecognized income tax benefits, January 1	$1,288	$1,272	$894
Increases for tax positions related to:
Prior years	7	—	—
Current year	48	54	479
Decreases for tax positions related to:
Prior years	(48)	(38)	(101)
Unrecognized income tax benefits, December 31	$1,295	$1,288	$1,272

As of December 31, 2020 and 2019, the balance of unrecognized tax benefits, if recognized, that would reduce the effective tax rate is $1.0 million. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

The Company classifies interest and penalties on uncertain tax positions as a component of noninterest expense. During the years ended December 31, 2020 and 2019, the Company recognized approximately $134,000 and $123,000, respectively, in interest and penalties. The Company’s accrued interest and penalties on unrecognized tax benefits was $393,000 and $259,000 as of December 31, 2020 and 2019, respectively. Accrued interest and penalties are included in other liabilities.

Note 13—Earnings Per Common Share

The following table displays a reconciliation of the information used in calculating basic and diluted net income (loss) per common share for each of the years in the period ended December 31, 2020.

	Year Ended December 31,
(In thousands, except share and per share data)	2020	2019	2018
Net (loss) income per consolidated statements of operations	$(205,527)	$201,958	$166,261
Net income allocated to participating securities	—	(683)	(197)
Net (loss) income allocated to common stock	$(205,527)	$201,275	$166,064
.
Weighted average common shares outstanding (Basic)	126,120,534	128,913,962	83,562,109
Weighted average dilutive restricted stock units and warrants	—	103,637	813,180
Weighted average common shares outstanding (Diluted)	126,120,534	129,017,599	84,375,289
.
(Loss) Earnings per common share (Basic)	$(1.63)	$1.56	$1.99
(Loss) Earnings per common share (Diluted)	$(1.63)	$1.56	$1.97

The effect from the assumed exercise of 2,606,632 stock options and restricted stock units for the year ended December 31, 2020 was not included in the above computations of diluted earnings per share because such amounts would have had an antidilutive effect on earnings per common share. There were 1,393,783 antidilutive stock options and restricted stock units for the year ended December 31, 2019. There were 67,384 antidilutive restricted stock units for the year ended December 31, 2018.

Note 14—Employee Benefits

Defined Benefit Pension Plan

The accounting guidance for defined benefit pension plans requires companies to recognize the funded status of a defined benefit plan (measured as the difference between the fair value of plan assets and the projected benefit obligation) on the balance sheets and to recognize in other comprehensive income any gains or losses and prior service costs or benefits not included as components of periodic benefit cost.

Participation in the defined benefit pension plan was frozen effective April 30, 2011. In 2019, the Company terminated its defined benefit pension plan. Lump sum payments of accrued benefits were offered to plan participants. For those participants who did not elect the lump sum payment, an annuity contract was purchased.

The following tables sets forth the defined benefit pension plan’s funded status as of December 31, 2019 (the final year of the plan), the amounts recognized in the Company’s consolidated financial statements for the years ended December 31, 2019 and 2018, and the assumptions used to determine benefit obligations and net periodic pension costs:

(In thousands)	2019
Change in benefit obligation:
Benefit obligation at beginning of period	$5,116
Service cost	71
Interest cost	126
Actuarial loss	269
Administrative expenses paid	(147)
Benefits paid	(47)
Settlements	(5,388)
Benefit obligation at end of year	—
Change in plan assets:
Fair value of plan assets at beginning of period	5,656
Return on plan assets	278
Employer contributions	—
Administrative expenses paid	(147)
Benefits paid	(47)
Settlements	(5,459)
Fair value of plan assets at end of year	$281
Funded status	$—

(In thousands)	2019	2018
Components of net periodic benefit cost:
Service cost	$71	$100
Interest cost	126	165
Expected return on plan assets	(198)	(319)
Net loss amortization	11	—
Cost of settlements	1,225	—
Net periodic benefit cost	$1,235	$(54)
Amount recognized in accumulated other comprehensive income:
Amortization of net actuarial loss	$11	$—
Net actuarial (loss) gain	(147)	265
Adjustments for settlement	461	—
Gains on pension liability	325	265
Tax effect	3	(62)
Net unrealized gains on pension liability	$328	$203

2018
Weighted average assumptions used to determine benefit obligations and net periodic pension cost at December 31:
Discount rate	3.92%
Compensation increase rate	N/A
Census date	1/1/2019
Expected return on plan assets	5.50%

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

 Other Plans

Contributions to the Company’s 401(k) plan totaled $7.1 million, $7.4 million and $3.8 million in 2020, 2019 and 2018, respectively.

The Company has certain nonqualified postretirement benefit plans assumed from legacy banks. The accrued liabilities for these plans totaled $7.4 million and $5.7 million at December 31, 2020 and 2019, respectively. The Company recognized expense for these plans totaling $3.8 million, $2.0 million, and $(0.3) million for the years ended December 31, 2020, 2019, and 2018, respectively.

Projected benefit payments under these plans are anticipated to be paid as follows:

Year	Amount (In thousands)
2021	$428
2022	586
2023	608
2024	710
2025	853
2026-2030	4,052
Total	$7,237

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

During 2020, the federal banking agencies issued an interim final rule and a final rule to delay the estimated impact on regulatory capital stemming from the adoption of CECL. The agencies granted this relief to allow institutions to focus on lending to customers in light of strains on the U.S economy due to COVID-19, while also maintaining the quality of regulatory capital. Under the final rule, 100% of the CECL Day 1 impact and 25% of subsequent provisions for credit losses (“Day 2” impacts) are deferred over a two-year year period ending January 1, 2022, at which time this deferred amount will be phased in on a pro rata basis over a three-year period ending January 2025.

The actual capital amounts and ratios for the Company and the Bank as of December 31, 2020 and 2019 are presented in the following tables and as shown, are above the thresholds necessary to be considered “well-capitalized.” Management believes that no events or changes have occurred after December 31, 2020 that would change this designation.
	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
December 31, 2020
Tier 1 leverage	$2,002,515	10.9%	$2,065,941	11.3%
Common equity tier 1 capital	2,002,515	14.0	2,015,941	14.1
Tier 1 risk-based capital	2,002,515	14.0	2,065,941	14.5
Total risk-based capital	2,386,610	16.7	2,270,138	15.9
Minimum requirement:
Tier 1 leverage	731,604	4.0	731,953	4.0
Common equity tier 1 capital	643,478	4.5	642,948	4.5
Tier 1 risk-based capital	857,970	6.0	857,264	6.0
Total risk-based capital	1,143,960	8.0	1,143,018	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	914,941	5.0
Common equity tier 1 capital	N/A	N/A	928,702	6.5
Tier 1 risk-based capital	857,970	6.0	1,143,018	8.0
Total risk-based capital	1,429,951	10.0	1,428,773	10.0

	Consolidated Company		Bank
(In thousands)	Amount	Ratio	Amount	Ratio
December 31, 2019
Tier 1 leverage	$1,784,664	10.3%	$1,953,008	11.1%
Common equity tier 1 capital	1,784,664	11.5	1,903,008	12.3
Tier 1 risk-based capital	1,784,664	11.5	1,953,008	12.6
Total risk-based capital	2,120,571	13.7	2,099,146	13.6
Minimum requirement:
Tier 1 leverage	690,213	4.0	689,881	4.0
Common equity tier 1 capital	697,089	4.5	696,755	4.5
Tier 1 risk-based capital	929,453	6.0	929,007	6.0
Total risk-based capital	1,239,270	8.0	1,238,676	8.0
Well capitalized requirement:
Tier 1 leverage	N/A	N/A	862,351	5.0
Common equity tier 1 capital	N/A	N/A	1,006,425	6.5
Tier 1 risk-based capital	929,453	6.0	1,238,676	8.0
Total risk-based capital	1,549,088	10.0	1,548,345	10.0

Under regulations controlling national banks, the payment of any dividends by a bank without prior approval of the OCC is limited to the current year’s net profits (as defined by the OCC) and retained net profits of the two preceding years. Due to the effect of the recognition of the non-cash goodwill impairment charge in the first quarter of 2020 to the Bank’s retained profits, the Bank is currently required to seek prior approval of the OCC to pay a dividend. The Federal Reserve, as primary regulator for bank holding companies, has also stated that all common stock dividends should be paid out of current income. Additionally, on July 24, 2020, the Federal Reserve amended its supervisory guidance and regulations addressing dividends from bank holding companies to require consultation with the Federal Reserve prior to paying a dividend that exceeds earnings for the period for which the dividend is being paid. While the holding company had $174.8 million in cash on hand as of December 31, 2020, the Company does not generate income on a stand-alone basis, and it does not have the ongoing ability to pay common stock dividends without receiving dividends from the Bank.

The Bank is required to maintain average reserve balances in the form of cash or deposits with the Federal Reserve Bank. The reserve balance varies depending upon the types and amounts of deposits. Effective March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero percent in response to the COVID-19 pandemic in order to help support lending. This action eliminated the reserve requirements for many depository institutions, such as Cadence. At December 31, 2019, the required reserve balance was approximately $246.0 million.

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

(In thousands)	December 31, 2020	December 31, 2019
Commitments to extend credit	$4,344,268	$4,667,360
Commitments to grant loans	154,507	292,199
Standby letters of credit	216,741	213,548
Performance letters of credit	16,065	27,985
Commercial letters of credit	21,156	15,587

Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. In addition, the Company has entered certain contingent commitments to grant loans. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the years ended December 31, 2020 and 2019.

The Company makes investments in limited partnerships, including certain low-income housing partnerships for which tax credits are received. As of December 31, 2020 and 2019, unfunded capital commitments totaled $40.6 million and $44.9 million, respectively (Note 18).

The Company and the Bank are defendants in various pending and threatened legal actions arising in the normal course of business. In the opinion of management, based upon the advice of legal counsel, the ultimate disposition of all pending and threatened legal action will not have a material effect on the Company’s consolidated financial statements.

Note 17—Disclosure About Fair Values of Financial Instruments

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset and liability at December 31, 2020 and 2019:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2020
Assets
Investment securities available-for-sale	$3,332,168	$—	$3,332,168	$—
Derivative assets	56,977	—	56,977	—
Other assets	38,758	—	—	38,758
Total recurring basis measured assets	$3,427,903	$—	$3,389,145	$38,758
Liabilities
Derivative liabilities	$15,000	$—	$15,000	$—
Total recurring basis measured liabilities	$15,000	$—	$15,000	$—

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Assets
Investment securities available-for-sale	$2,368,592	$—	$2,368,592	$—
Equity securities with readily determinable fair values not held for trading	1,862	1,862	—	—
Derivative assets	257,137	—	257,137	—
Other assets	26,882	—	—	26,882
Total recurring basis measured assets	$2,654,473	$1,862	$2,625,729	$26,882
Liabilities
Derivative liabilities	$11,211	$—	$11,211	$—
Total recurring basis measured liabilities	$11,211	$—	$11,211	$—

Changes in Level 3 Fair Value Measurements Recorded on a Recurring Basis

The table below includes a roll-forward of the consolidated balance sheet amounts for each of the years in the period ended December 31, 2020 for changes in the fair value of financial instruments within Level 3 of the valuation hierarchy that are recorded on a recurring basis. Level 3 financial instruments typically include unobservable components but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table (which are reported in Other Noninterest Income in the consolidated income statements) may include changes to fair value due in part to observable factors that may be part of the valuation methodology.

Level 3 Assets Measured at Fair Value on a Recurring Basis

	For the Year Ended December 31,
	2020	2019	2020	2019	2020	2019
(In thousands)	Net Profits Interests		Investments in Limited Partnerships		SBA Servicing Assets
Beginning Balance	$4,330	$5,779	$18,742	$11,191	$3,810	$—
State Bank acquisition	—	—	—	—	—	6,213
Originations	—	—	—	—	1,510	1,412
Net (losses) gains included in earnings	(760)	(874)	2,577	2,841	(746)	(3,815)
Reclassifications	—	—	1,727	140	—	—
Acquired in settlement of loans	—	—	4,257	—	—	—
Contributions paid	—	—	6,234	5,970	—	—
Distributions received	(288)	(575)	(2,635)	(1,400)	—	—
Ending Balance	$3,282	$4,330	$30,902	$18,742	$4,574	$3,810
Net (losses) unrealized gains included in earnings relating to assets held at the end of the period	$(760)	$(874)	$2,577	$2,841	$(746)	$(3,815)
Net unrealized gains (losses) recognized in other comprehensive income relating to assets held at the end of the period	$—	$—	$—	$—	$—	$—

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

Assets Recorded at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheets at December 31, 2020 and 2019, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2020
Loans held for sale	$47,018	$—	$47,018	$—
Individually evaluated loans, net of allocated allowance for credit losses (1)	87,084	—	—	87,084
Other real estate and repossessed assets	6,517		—	6,517
Total assets measured on a nonrecurring basis	$140,619	$—	$47,018	$93,601

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Loans held for sale	$87,649	$—	$87,649	$—
Individually evaluated loans, net of allocated allowance for credit losses (1)	101,561	—	—	101,561
Other real estate	1,628	—	—	1,628
Total assets measured on a nonrecurring basis	$190,838	$—	$87,649	$103,189
(1) Prior to the adoption of CECL on January 1, 2020, these loans were known as Impaired loans, net of specific allowance.

The fair value of collateral-dependent impaired loans, repossessed assets, and OREO and the related fair value adjustments are generally based on unadjusted third-party appraisals. Appraisals that are not based on observable inputs or that require significant adjustments or fair value measurements that are not based on third-party appraisals are considered to be based on significant unobservable inputs.

Significant unobservable inputs used in Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis are summarized below:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average (2)
December 31, 2020
Individually evaluated loans, net of allowance for credit losses (3)	$87,084	Appraised value, as adjusted	Discount to fair value	0% - 72%	32%
		Discounted cash flow	Discount rate	3.75% - 3.91%	3.9%
		Enterprise value	Comparables and average multiplier	4.5x - 6.47x	4.95x
		Enterprise value	Discount rates and comparables	9%-15%	12%
Other real estate and repossessed assets	6,517	Appraised value, as adjusted	Discount to fair value	0% - 20%	10%
			Estimated closing costs	10%	10%

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range
December 31, 2019
Individually evaluated loans, net of allowance for credit losses (3)	$101,561	Appraised value, as adjusted	Discount to fair value	0% - 50%
		Appraised value, as adjusted	Minimum guaranteed proceeds per Settlement Agreement	0%(1)
		Discounted cash flow	Discount rate 5.8%	0%(1)
		Enterprise value	Exit and earnings multiples, discounted cash flows, and market comparables	0% - 46%(1)
Other real estate	1,628	Appraised value, as adjusted	Discount to fair value	0% - 20%
			Estimated closing costs	10%
(1) Represents difference of remaining balance to fair value.

(2)  Weighted averages were calculated using the input attribute and the outstanding balance of the loan.

(3)  Prior to the adoption of CECL on January 1, 2020, these loans were known as Impaired loans, net of specific allowance.

Determination of Fair Values

Fair values are based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following describes the assumptions and methodologies used to estimate the fair value of financial instruments recorded at fair value in the consolidated balance sheets and for estimating the fair value of financial instruments for which fair value is disclosed.

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

Limitations. The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. The fair values for loans involve the use of various assumptions due to market-illiquidity as of December 31, 2020 and 2019. These assumptions are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. This table only includes financial instruments of the Company, and, accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of the Company.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2020
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$283,261	$283,261	$283,261	$—	$—
Interest-bearing deposits in other banks	1,768,847	1,768,847	1,768,847	—	—
Federal funds sold	1,838	1,838	1,838	—	—
Investment securities available-for-sale	3,332,168	3,332,168	—	3,332,168	—
Loans held for sale	47,018	47,018	—	47,018	—
Net loans	12,351,969	12,529,458	—	—	12,529,458
Derivative assets	56,977	56,977	—	56,977	—
Other assets	96,838	96,838	—	—	96,838
Financial Liabilities:
Deposits	16,052,245	16,059,358	—	16,059,358	—
Advances from FHLB	100,000	100,000	—	100,000	—
Senior debt	49,986	50,439	—	50,439	—
Subordinated debt	183,344	191,438	—	191,438	—
Junior subordinated debentures	37,637	42,745	—	42,745	—
Notes payable	1,702	1,702	—	1,702	—
Derivative liabilities	15,000	15,000	—	15,000	—

	December 31, 2019
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$252,447	$252,447	$252,447	$—	$—
Interest-bearing deposits in other banks	725,343	725,343	725,343	—	—
Federal funds sold	10,974	10,974	10,974	—	—
Investment securities available-for-sale	2,368,592	2,368,592	—	2,368,592	—
Equity securities with readily determinable fair values not held for trading	1,862	1,862	1,862	—	—
Loans held for sale	87,649	87,649	—	87,649	—
Net loans	12,864,012	12,755,360	—	—	12,755,360
Derivative assets	257,137	257,137	—	257,137	—
Other assets	72,719	72,719	—	—	72,719
Financial Liabilities:
Deposits	14,742,794	14,753,192	—	14,753,192	—
Advances from FHLB	100,000	100,000	—	100,000	—
Senior debt	49,938	51,202	—	51,202	—
Subordinated debt	182,712	189,386	—	189,386	—
Junior subordinated debentures	37,445	48,012	—	48,012	—
Notes payable	2,078	2,078	—	2,078	—
Derivative liabilities	11,211	11,211	—	11,211	—

Note 18—Variable Interest Entities and Other Investments

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

The Bank has invested in several affordable housing projects as a limited partner. The partnerships have qualified to receive annual affordable housing federal tax credits that are recognized as a reduction of current tax expense. The Company has determined that these structures meet the definition of VIE’s under ASC 810, but that consolidation is not required, as the Bank is not the primary beneficiary. At December 31, 2020 and 2019, the Bank’s maximum exposure to loss associated with these limited partnerships was limited to the Bank’s investment. The Company accounts for these investments and the related tax credits using either the effective yield method or the proportional amortization method, depending upon the date of the investment. Under the effective yield method, the Bank recognizes the tax credits as they are allocated and amortizes the initial costs of the investments to provide a constant effective yield over the period that the tax credits are allocated. Under the proportional amortization method, the Bank amortizes the cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. At December 31, 2020 and 2019, the Company had recorded investments in other assets on its consolidated balance sheets of approximately $31.5 million and $28.2 million, respectively, related to these investments.

Additionally, the Company invests in other certain limited partnerships accounted for under the fair value practical expedient of net asset value (“NAV”) totaling $30.9 million and $18.7 million as of December 31, 2020 and 2019, respectively. The Company recognized gains of $2.6 million and $2.8 million for the years ended December 31, 2020 and 2019, respectively, related to these assets recorded at fair value through net income. Other limited partnerships without readily determinable fair values that do not qualify for the practical expedient are accounted for at their cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments totaled $7.1 million and $8.7 million as of December 31, 2020 and 2019, respectively. Other limited partnerships are accounted for under the equity method totaled $14.6 million and $9.0 million as of December 31, 2020 and 2019, respectively.

The following table presents a summary of the Company’s investments in limited partnerships:

(In thousands)	December 31, 2020	December 31, 2019
Affordable housing projects (amortized cost)	$31,541	$28,205
Limited partnerships accounted for under the fair value practical expedient of NAV	30,902	18,742
Limited partnerships without readily determinable fair values that do not qualify for the practical expedient of NAV accounted for under the cost method	7,105	8,681
Limited partnerships required to be accounted for under the equity method	14,646	8,951
Total investments in limited partnerships	$84,194	$64,579

Equity investments with readily determinable fair values not held for trading are recorded at fair value, with changes in fair value reported in net income. Cadence elected a measurement alternative to fair value for certain equity investments without a readily determinable fair value. During 2020 and 2019, there were no downward and upward adjustments to these investments for impairments or price changes from observable transactions; however, due to the current economic environment, one investment was determined to be fully impaired, and a $1.9 million charge was recognized during the second quarter of 2020. The carrying amount of equity investments measured under the measurement alternative are as follows:

	For the Years Ended December 31,
(In thousands)	2020	2019
Carrying value, Beginning of Year	$8,681	$8,714
Reclassifications	(1,677)	(140)
Distributions	(770)	(1,758)
Contributions	871	1,865
Carrying value, End of Period	$7,105	$8,681

Cadence’s investment in certain marketable equity securities are carried at fair value and are reported in other assets in the consolidated balance sheets. The Company sold the marketable equity securities totaling $1.3 million during the third quarter of 2020. Total marketable equity securities were $1.9 million at December 31, 2019.

During 2016, the Bank received net profits interests in oil and gas reserves, in connection with the reorganization under bankruptcy of two loan customers (one of these was sold during 2018). The Company has determined that these contracts meet the definition of VIE’s under Topic ASC 810, but that consolidation is not required as the Bank is not the primary beneficiary. The net profits interests are financial instruments and recorded at estimated fair value, which was $3.3 million and $4.3 million at December 31, 2020 and 2019, respectively, representing the maximum exposure to loss as of that date.

The Company has established a rabbi trust related to the deferred compensation plan offered to certain of its employees. The Company contributes employee cash compensation deferrals to the trust. The assets of the trust are available to creditors of the Company only in the event the Company becomes insolvent. This trust is considered a VIE because either there is no equity at risk in the trust or because the Company provided the equity interest to its employees in exchange for services rendered. The Company is considered the primary beneficiary of the rabbi trust as it has the ability to select the underlying investments made by the trust, the activities that most significantly impact the economic performance of the rabbi trust. The Company includes the assets of the rabbi trust as a component of other assets and a corresponding liability for the associated benefit obligation in other liabilities in its consolidated balance sheets. The amount of rabbi trust assets and benefit obligation was $4.0 million and $3.7 million at December 31, 2020 and 2019, respectively.

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

The Company evaluates performance and allocates resources based on profit or loss from operations. There are no material inter-segment sales or transfers. In the first quarter of 2020, the Company recognized a $443.7 million non-cash goodwill impairment charge representing all the goodwill allocated to the Banking segment (Note 6). The accounting policies used by each reportable segment are the same as those discussed in Note 1. All costs, except corporate administration and income taxes, have been allocated to the reportable segments. Therefore, combined amounts agree to the consolidated totals.

The following tables present the operating results of the segments as of and for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31, 2020
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$633,489	$(511)	$(14,012)	$618,966
Provision for credit losses	278,048	—	—	278,048
Noninterest income	261,884	45,104	367	307,355
Noninterest expense	787,058	34,940	4,466	826,464
Income tax expense (benefit)	29,530	1,140	(3,334)	27,336
Net (loss) income	$(199,263)	$8,513	$(14,777)	$(205,527)
Total assets	$18,608,749	$92,303	$11,515	$18,712,567

	Year Ended December 31, 2019
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$669,878	$(2,156)	$(16,549)	$651,173
Provision for credit losses	111,027	—	—	111,027
Noninterest income	88,098	41,580	1,247	130,925
Noninterest expense	361,874	34,281	12,615	408,770
Income tax expense (benefit)	66,090	714	(6,461)	60,343
Net income (loss)	$218,985	$4,429	$(21,456)	$201,958
Total assets	$17,685,272	$107,772	$7,185	$17,800,229

	Year Ended December 31, 2018
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$407,674	$(2,307)	$(17,626)	$387,741
Provision for credit losses	12,700	—	—	12,700
Noninterest income	47,316	46,805	517	94,638
Noninterest expense	215,574	35,679	7,048	258,301
Income tax expense (benefit)	52,464	3,979	(11,326)	45,117
Net income (loss)	$174,252	$4,840	$(12,831)	$166,261
Total assets	$12,622,287	$94,618	$13,380	$12,730,285

Note 20—Equity-based Compensation

The Company administers a long-term incentive compensation plan that permits the granting of incentive awards in the form of stock options, restricted stock, restricted stock units, performance units, stock appreciation rights, or other stock-based awards. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board of Directors.

The Amended and Restated 2015 Omnibus Incentive Plan (the “Plan”) permits the Company to grant to employees and directors various forms of incentive compensation. The principal purposes of this plan are to focus directors, officers, and other employees and consultants on business performance that creates shareholder value, to encourage innovative approaches to the business of the Company, and to encourage ownership of the Company’s stock. The Plan authorizes 7.5 million common share equivalents available for grant, where grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. The number of remaining share equivalents available for future issuance under the Plan was 3.5 million at December 31, 2020.

Restricted Stock Units

During each of the three years in the period ended December 31, 2020, the Company granted shares of stock-based awards in the form of restricted stock units (“RSU”) pursuant to and subject to the provisions of the Plan. The following table summarizes the activity related to RSU awards:

	For the Year Ended December 31,
	2020		2019		2018
	Number of Shares	Weighted Average Fair Value per Unit at Award Date	Number of Shares	Weighted Average Fair Value per Unit at Award Date	Number of Shares	Weighted Average Fair Value per Unit at Award Date
Non-vested at beginning of period	1,229,863	$19.97	275,744	$26.49	672,750	$5.14
Granted during the period	793,581	7.82	1,173,860	18.52	276,451	26.49
Vested during the period	(272,935)	19.30	(153,756)	20.30	—	—
Forfeited during the period	(132,564)	17.22	(65,985)	20.50	(707)	26.50
Expired during the period	—	—	—	—	(672,750)	5.14
Non-vested at end of period	1,617,945	$14.35	1,229,863	$19.97	275,744	$26.49

The RSU granted include both time and performance-based awards. For the time-based RSU granted that remain unvested at December 31, 2020, the following table summarizes the vesting schedule.

Quarter Ending	Annual Vesting	Quarterly Vesting	Cliff Vesting
March 31, 2021	41,305
June 30, 2021		2,000
September 30, 2021	1,058
March 31, 2022	48,562	173,314	21,653
March 31, 2023	150,595
June 30, 2023	5,252
September 30, 2023	7,426
March 31, 2024	740,167
June 30, 2024	9,200
September 30, 2024	10,000

While the grants of performance-based RSU specify a stated target number of units, the determination of the actual number of shares to be issued will be based on the achievement of certain financial performance measures of the Company. These performance conditions will determine the actual number of shares to be issued and can be in the range of 0% to 200% of the target number of performance-based RSU granted. RSU include rights as a shareholder in the form of dividend equivalents. Dividend equivalents for time-based RSU will be paid on each dividend payment date for the Company; dividend equivalents for the performance-based RSU will be accrued and paid on the number of earned shares once the performance level is determined and the corresponding number of shares are issued. The fair value of the RSU was estimated based upon the fair value of the underlying shares on the date of the grant.

The Company recorded $7.0 million of equity-based compensation expense for the outstanding restricted stock units for the year ended December 31, 2020, compared to $6.4 million and $3.7 million for 2019 and 2018, respectively. The remaining expense related to unvested restricted stock units is $13.8 million as of December 31, 2020 and will be recognized over service periods ranging from 3 months to 45 months.

Stock Options

During the year ended December 31, 2019, the Company granted 1,602,848 stock options to certain executive officers. The options were granted at an exercise price equal to a 15% premium to the fair value of the Company’s Class A common stock at the date of grant, with a weighted-average exercise price of $20.43. The options vest over a three-year period and expire at the end of seven years. During the year ended December 31, 2020, 534,283 of the stock options vested.    The Company recorded $1.2 million of equity-based compensation expense for the outstanding stock options for both 2020 and 2019. The remaining expense related to unvested stock options is $1.3 million at December 31, 2020 and will be recognized over the next 13 months.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the stock options. The following weighted-average assumptions were used for stock options awarded during 2019:

Expected dividends	3.1%
Expected volatility	25.2%
Risk-free interest rate	2.5%
Expected term (in years)	4.5
Weighted-average grant date fair value	$2.32

Employee Stock Purchase Plan

On June 1, 2018, the Company commenced the 2018 Employee Stock Purchase Plan (“ESPP”), whereby employees may purchase the Company’s Class A common stock at a discount of 15% of the fair market value of a share of Class A common stock, defined as the closing price of Class A common stock on the NYSE for the last day of the purchase period (as defined in the ESPP). The total amount of the Company’s Class A common stock on which options may be granted under the ESPP shall not exceed 500,000 shares. Shares of Class A common stock subject to any unexercised portion of a terminated, canceled, or expired option granted under the ESPP may again be used for options under the ESPP. No participating employee shall have any rights as a shareholder until the issuance of shares to the employee. There were 163,052 shares of Class A common stock purchased in the open market by the ESPP during the year ended December 31, 2020, compared to 109,020 shares and 58,871 shares in 2019 and 2018, respectively, which resulted in compensation expense of $152 thousand, $301 thousand, and $205 thousand in 2020, 2019, and 2018, respectively.

Note 21—Condensed Financial Information of Cadence Bancorporation (Parent Only)

Condensed Balance Sheets

	December 31,
(In thousands)	2020	2019
ASSETS
Cash and due from banks	$1	$1
Interest-bearing deposits with banks	174,767	51,536
Investment in bank subsidiary	2,184,216	2,628,739
Investment in nonbank subsidiary	1,170	15,042
Other assets	13,301	17,841
Total assets	$2,373,455	$2,713,159
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Interest payable	$121	$816
Senior debt	49,986	49,938
Subordinated debt	158,509	157,916
Junior subordinated debentures	37,637	37,445
Other liabilities	6,100	6,198
Total liabilities	252,353	252,313
Shareholders' equity:
Common stock	1,332	1,330
Additional paid-in capital	1,880,930	1,873,063
Treasury stock	(130,889)	(100,752)
Retained earnings	259,643	572,503
Accumulated other comprehensive income	110,086	114,702
Total shareholders' equity	2,121,102	2,460,846
Total liabilities and shareholders' equity	$2,373,455	$2,713,159

Condensed Statements of Operations

	For the Years Ended December 31,
(In thousands)	2020	2019	2018
INCOME
Dividends from bank subsidiary	$191,804	$130,909	$59,494
Dividends from nonbank subsidiary	13,736	—	—
Interest income	51	23	73
Other income	366	1,248	516
Total income	205,957	132,180	60,083
EXPENSES
Interest expense	14,012	16,538	17,626
Other expenses	4,466	12,615	7,048
Total expenses	18,478	29,153	24,674
Income before income taxes and equity in undistributed income of subsidiaries	187,479	103,027	35,409
Equity in undistributed (loss) income of subsidiaries	(398,853)	92,288	125,727
Net (loss) income before income taxes	(211,374)	195,315	161,136
Income tax benefit	(5,847)	(6,643)	(5,125)
Net (loss) income	$(205,527)	$201,958	$166,261

Condensed Statements of Cash Flows

	For the Years Ended December 31,
(In thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(205,527)	$201,958	$166,261
Adjustments to reconcile net income to net cash provided in operations:
Deferred income tax expense	101	1,572	358
Equity in undistributed loss (income) of subsidiaries	398,853	(92,288)	(125,727)
Decrease (increase) in other assets	3,250	5,836	(10,143)
Loss on sale of securities	—	15	—
(Decrease) increase in other liabilities	(1,163)	(13,860)	2,156
Other, net	838	99	—
Net cash provided by operating activities	196,352	103,332	32,905
CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in business combination	—	47,233	—
Decrease (increase) in limited partnership investments	1,199	603	(125)
Proceeds from sale of securities	—	5,707	—
Net cash provided by (used in) investing activities	1,199	53,543	(125)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of senior debt	—	(134,922)	—
Issuance of subordinated debentures	—	83,474	—
Proceeds from issuance of common stock	—	68	—
Cash dividends paid on common stock	(44,184)	(90,095)	(45,995)
Repurchase of common stock	(30,138)	(79,123)	(22,010)
Other, net	2	(596)	—
Net cash used in financing activities	(74,320)	(221,194)	(68,005)
Net increase (decrease) in cash and cash equivalents	123,231	(64,319)	(35,225)
Cash and cash equivalents at beginning of year	51,537	115,856	151,081
Cash and cash equivalents at end of year	$174,768	$51,537	$115,856

Note 22—Accumulated Other Comprehensive Income (Loss)

Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables for each of the years in the period ended December 31, 2020.

(In thousands)	Unrealized gains (losses) on securities available-for-sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Unrealized gains (losses) on defined benefit pension plans	Accumulated other comprehensive income (loss)
Balance at December 31, 2017	$(2,160)	$(16,342)	$(531)	$(19,033)
Net change	(22,119)	(1,963)	203	(23,879)
Balance at December 31, 2018	(24,279)	(18,305)	(328)	(42,912)
Net change	43,884	113,402	328	157,614
Balance at December 31, 2019	19,605	95,097	—	114,702
Net change	45,989	(50,605)	—	(4,616)
Balance at December 31, 2020	$65,594	$44,492	$—	$110,086

Note 23—Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2020 and 2019:

	Three Months Ended
(In thousands, except per share data)	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Interest income	$170,739	$170,497	$177,175	$192,754
Interest expense	13,998	16,455	22,461	39,286
Net interest income	156,741	154,042	154,714	153,468
Provision for credit losses	2,835	32,973	158,811	83,429
Noninterest income (1)	209,745	32,591	29,950	35,069
Noninterest expense	105,331	94,859	88,620	537,653
Income (loss) before income taxes	258,320	58,801	(62,767)	(432,545)
Income tax expense (benefit)	57,737	9,486	(6,653)	(33,234)
Net income (loss)	$200,583	$49,315	$(56,114)	$(399,311)
Earnings (loss) per common share (Basic)	$1.58	$0.39	$(0.45)	$(3.15)
Earnings (loss) per common share (Diluted)	1.57	0.39	(0.45)	(3.15)

	Three Months Ended
(In thousands, except per share data)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Interest income	$207,618	$213,149	$217,124	$222,185
Interest expense	46,709	52,962	56,337	52,896
Net interest income	160,909	160,187	160,787	169,289
Provision for credit losses	27,126	43,764	28,927	11,210
Noninterest income (2)	33,898	34,642	31,722	30,664
Noninterest expense	100,518	94,283	100,529	113,440
Income before income taxes	67,163	56,782	63,053	75,303
Income tax expense	15,738	12,796	14,707	17,102
Net income	$51,425	$43,986	$48,346	$58,201
Earnings per common share (Basic)	$0.40	$0.34	$0.37	$0.44
Earnings per common share (Diluted)	0.40	0.34	0.37	0.44
(1)

Includes net securities gains of $1.4 million, $0.1 million, $2.3 million, and $3.0 million during the fourth, third, second, and first quarters of 2020, respectively, and hedge revenue of $169.2 million in the fourth quarter.

(2)	Includes net securities gains (losses) of $317 thousand, $775 thousand, $938 thousand, and $(12) thousand during the fourth, third, second, and first quarters of 2019, respectively.

Note 24—Subsequent Events

On January 21, 2021, the Board of Directors of Cadence Bancorporation declared a quarterly cash dividend in the amount of $0.15 per share of outstanding common stock, representing an annualized dividend of $0.60 per share. The dividend will be paid on February 12, 2021 to holders of record of Cadence’s Class A common stock on February 5, 2021.

On January 21, 2021, the Board of Directors of Cadence Bancorporation authorized a new share repurchase program providing for the purchase of shares of the Company’s Class A common stock for an aggregate purchase price of up to $200 million, subject to regulatory approvals, which have been received. The previously approved share repurchase program authorizing up to $100 million in repurchases expired in January 2021. In January and February 2021, the Company repurchased approximately 1.6 million shares of common stock at a cost of $30.0 million.

On February 5, 2021, we provided formal notification that we intend to call our $40 million subordinated notes as of March 11, 2021. All necessary approvals have been received from our Board of Directors and the Federal Reserve.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and are also designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fourth fiscal quarter ended December 31, 2020 covered by this Annual Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the captions “Directors and Executive Officers” and “Board of Directors, Committees and Governance” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2021 (the “2021 Proxy Statement”), to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of our fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the caption “Executive and Director Compensation” in the 2021 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item (with the Exception of the “Securities Authorized for Issuance under Equity Compensation Plans,” which is reported in Item 5 of this report and is incorporated herein by reference) is incorporated herein by reference to the information under the caption “Security Ownership of Certain Beneficial Owners, Directors and Management” in the 2021 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions “Board of Directors, Committees and Governance – Director Independence” and “Certain Related Party Transactions” in the 2021 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption “Principal Accountant Fees” in the 2021 Proxy Statement.

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

(b) Exhibits.

The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

NUMBER	DESCRIPTION

2.1

Agreement and Plan of Merger, dated as of May 11, 2018, by and between Cadence Bancorporation and State Bank Financial Corporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Cadence Bancorporation, filed with the Securities and Exchange Commission on May 14, 2018).

3.1

Third Amended and Restated Certificate of Incorporation of Cadence Bancorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Cadence Bancorporation, filed with the Securities and Exchange Commission on May 11, 2020).

3.2

Second Amended and Restated By-laws of Cadence Bancorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Cadence Bancorporation, filed with the Securities and Exchange Commission on May 11, 2020).

4.1

Form of common stock certificate of Cadence Bancorporation (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Cadence Bancorporation (Registration No. 333-216809), filed with the Securities and Exchange Commission on March 17, 2017).

4.2	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (Class A Common Stock).

4.3

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

10.3†

Amended and Restated Employment Agreement, dated June 1, 2020, by and between Cadence Bancorporation and Samuel M. Tortorici (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Cadence Bancorporation, filed with the Securities and Exchange Commission on August 10, 2020).

10.4†

Amended and Restated Employment Agreement, dated June 1, 2020, by and between Cadence Bancorporation and R.H. “Hank” Holmes, IV (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Cadence Bancorporation, filed with the Securities and Exchange Commission on August 10, 2020).

10.5†

Amended and Restated Employment Agreement, dated June 1, 2020, by and between Cadence Bancorporation and Valerie C. Toalson (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Cadence Bancorporation, filed with the Securities and Exchange Commission on August 10, 2020).

10.6†	Amended and Restated Employment Agreement, dated June 1, 2020, by and between Cadence Bancorporation and Jack R. Schultz.

10.7†

Cadence Bank 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Cadence Bancorporation (Registration No. 333-216809), filed with the Securities and Exchange Commission on March 17, 2017).

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

10.17†	Change of Control Agreement, dated as of March 1, 2013, by and between Cadence Bank, N.A. and Edward H. Braddock.

10.18†	Change of Control Agreement, dated as of March 1, 2014, by and between Cadence Bank, N.A. and Jerry W. Powell.

21.1	Subsidiaries of Cadence Bancorporation.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL.

†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized in Houston, Texas on the 1st day of March 2021.

CADENCE BANCORPORATION

By:	/s/ Paul B. Murphy, Jr.
Paul B. Murphy, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Paul B. Murphy, Jr. Paul B. Murphy, Jr.	Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2021

By:	/s/ Valerie C. Toalson Valerie C. Toalson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2021

By: By:	/s/ William B. Harrison, Jr. William B. Harrison, Jr. /s/ Joseph W. Evans Joseph W. Evans	Lead Director Vice Chairman	March 1, 2021 March 1, 2021

By: By:	/s/ J. Richard Fredericks J. Richard Fredericks /s/ Virginia A. Hepner Virginia A. Hepner	Director Director	March 1, 2021 March 1, 2021

By:	/s/ Precious Williams Owodunni Precious Williams Owodunni	Director	March 1, 2021

By:	/s/ Marc J. Shapiro Marc J. Shapiro	Director	March 1, 2021
By:	/s/ Kathy N. Waller Kathy N. Waller	Director	March 1, 2021

By:	/s/ J. Thomas Wiley, Jr. J. Thomas Wiley, Jr.	Director	March 1, 2021