Form 10-Q
period 2021-03-31
Cadence Bancorporation
filed 2021-05-10
CIK 1614184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock	CADE	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $0.01 Par Value	124,724,742
Class	Outstanding as of May 7, 2021

Cadence Bancorporation

FORM 10-Q

For the Quarter Ended March 31, 2021

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
(In thousands, except share and per share data)		(Audited)
ASSETS
Cash and due from banks	$205,425	$283,261
Interest-bearing deposits with banks	1,680,087	1,768,847
Federal funds sold	3,006	1,838
Total cash and cash equivalents	1,888,518	2,053,946
Investment securities available-for-sale, amortized cost of $3,925,547 and allowance for credit losses of zero at March 31, 2021 and amortized cost of $3,249,067 and allowance for credit losses of zero at December 31, 2020	3,918,666	3,332,168
FRB and FHLB stock	69,858	76,552
Loans held for sale	46,696	47,018
Loans, net of unearned income	12,365,334	12,719,129
Less: allowance for credit losses	(308,037)	(367,160)
Net loans	12,057,297	12,351,969
Premises and equipment, net	124,303	123,630
Cash surrender value of life insurance	187,195	187,626
Net deferred tax asset	72,071	63,699
Goodwill	43,061	43,061
Other intangible assets, net	78,795	83,780
Other assets	313,890	349,118
Total assets	$18,800,350	$18,712,567
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$5,556,217	$5,033,748
Interest-bearing deposits	10,572,982	11,018,497
Total deposits	16,129,199	16,052,245
Federal Home Loan Bank advances	100,000	100,000
Senior debt	49,994	49,986
Subordinated debt	143,575	183,344
Junior subordinated debentures	37,694	37,637
Notes payable	1,721	1,702
Other liabilities	245,631	166,551
Total liabilities	16,707,814	16,591,465
Shareholders' equity:
Common stock, $0.01 par value, authorized 300,000,000 shares; 133,508,293 shares issued and 124,698,518 shares outstanding at March 31, 2021 and 133,214,844 shares issued and 125,978,561 shares outstanding at December 31, 2020	1,335	1,332
Additional paid-in capital	1,881,957	1,880,930
Treasury stock, at cost; 8,809,775 shares and 7,236,283 shares, respectively	(160,884)	(130,889)
Retained earnings	346,929	259,643
Accumulated other comprehensive income	23,199	110,086
Total shareholders' equity	2,092,536	2,121,102
Total liabilities and shareholders' equity	$18,800,350	$18,712,567

See notes to consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(In thousands, except share and per share data)	2021	2020
INTEREST INCOME
Interest and fees on loans	$139,824	$175,134
Interest and dividends on securities:
Taxable	11,821	14,015
Tax-exempt	2,035	1,427
Other interest income	1,021	2,178
Total interest income	154,701	192,754
INTEREST EXPENSE
Interest on time deposits	4,277	12,744
Interest on other deposits	3,704	21,984
Interest on borrowed funds	3,972	4,558
Total interest expense	11,953	39,286
Net interest income	142,748	153,468
Provision (release) for credit losses	(48,262)	83,429
Net interest income after provision (release) for credit losses	191,010	70,039
NONINTEREST INCOME
Investment advisory revenue	7,609	5,605
Trust services revenue	5,509	4,815
Credit related fees	3,849	5,983
Service charges on deposit accounts	6,404	6,416
Mortgage banking income	2,115	1,111
Bankcard fees	1,753	1,958
Payroll processing revenue	1,490	1,367
SBA income	3,967	1,908
Other service fees	2,209	1,912
Securities gains, net	2,259	2,994
Other income	6,532	1,000
Total noninterest income	43,696	35,069
NONINTEREST EXPENSE
Salaries and employee benefits	57,070	48,807
Premises and equipment	10,374	10,808
Merger related expenses	—	1,282
Goodwill impairment	—	443,695
Intangible asset amortization	4,986	5,592
Other expense	25,392	27,469
Total noninterest expense	97,822	537,653
Income (loss) before income taxes	136,884	(432,545)
Income tax expense (benefit)	30,459	(33,234)
Net income (loss)	$106,425	$(399,311)
Weighted average common shares outstanding (Basic)	125,079,250	126,630,446
Weighted average common shares outstanding (Diluted)	125,621,508	126,630,446
Earnings (loss) per common share (Basic)	$0.85	$(3.15)
Earnings (loss) per common share (Diluted)	$0.84	$(3.15)

See notes to consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
(In thousands)	2021	2020
Net income (loss)	$106,425	$(399,311)
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available-for-sale:
Net unrealized (losses) gains, net of income taxes of ($20,641) and $15,149	(67,083)	48,126
Less reclassification adjustments for gains realized in net income, net of income taxes of $532 and $710	1,727	2,284
Net change in unrealized (losses) gains on securities available-for-sale, net of tax	(68,810)	45,842
Unrealized (losses) gains on derivative instruments designated as cash flow hedges:
Net unrealized (losses) gains, net of income taxes of ($2,243) and $40,919	(7,289)	126,314
Less reclassification adjustments for gains realized in net income, net of income taxes of $3,308 and $1,922	10,788	6,185
Net change in unrealized (losses) gains on derivative instruments, net of tax	(18,077)	120,129
Other comprehensive (loss) income, net of tax	(86,887)	165,971
Comprehensive income (loss)	$19,538	$(233,340)

See notes to consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Class A Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated OCI	Total Shareholders' Equity
Balance at December 31, 2019	127,598	$1,330	$1,873,063	$(100,752)	$572,503	$114,702	$2,460,846
Cumulative effect from change in accounting guidance	—	—	—	—	(62,779)	—	(62,779)
Net loss	—	—	—	—	(399,311)	—	(399,311)
Equity-based compensation cost	131	1	1,063	—	—	—	1,064
Cash dividends declared ($0.175 per common share)	—	—	—	—	(22,139)	—	(22,139)
Dividend equivalents on restricted stock units	—	—	—	—	(136)	—	(136)
Purchase of treasury stock, at cost	(1,831)	—	—	(29,973)	—	—	(29,973)
Other comprehensive income	—	—	—	—	—	165,971	165,971
Balance at March 31, 2020	125,898	$1,331	$1,874,126	$(130,725)	$88,138	$280,673	$2,113,543

(In thousands, except per share data)	Class A Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated OCI	Total Shareholders' Equity
Balance at December 31, 2020	125,979	$1,332	$1,880,930	$(130,889)	$259,643	$110,086	$2,121,102
Net income	—	—	—	—	106,425	—	106,425
Equity-based compensation cost	293	3	1,027	—	—	—	1,030
Cash dividends declared ($0.15 per common share)	—	—	—	—	(18,904)	—	(18,904)
Dividend equivalents on restricted stock units	—	—	—	—	(235)	—	(235)
Purchase of treasury stock, at cost	(1,573)	—	—	(29,995)	—	—	(29,995)
Other comprehensive loss	—	—	—	—	—	(86,887)	(86,887)
Balance at March 31, 2021	124,699	$1,335	$1,881,957	$(160,884)	$346,929	$23,199	$2,092,536

See notes to consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES	$78,014	$409,335
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(970,633)	(240,734)
Proceeds from sales of securities available-for-sale	118,697	37,884
Proceeds from maturities, calls and paydowns of securities available-for-sale	255,332	113,400
Purchases of other securities, net	—	(574)
Proceeds from sales of loans transferred to held for sale	—	46,866
Decrease (increase) in loans, net	355,420	(436,758)
Purchase of premises and equipment	(5,335)	(2,742)
Proceeds from disposition of foreclosed property	10	1,182
Other, net	15,012	(1,871)
Net cash used in investing activities	(231,497)	(483,347)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits, net	76,954	(253,289)
Repayment of subordinated debt	(40,000)	—
Repurchase of common stock	(29,995)	(29,973)
Cash dividends paid on common stock	(18,904)	(22,139)
Net cash used in financing activities	(11,945)	(305,401)
Net decrease in cash and cash equivalents	(165,428)	(379,413)
Cash and cash equivalents at beginning of period	2,053,946	988,764
Cash and cash equivalents at end of period	$1,888,518	$609,351
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$10,418	$39,487
Income taxes paid (refunded), net	2	(234)
Cash paid for amounts included in lease liabilities	2,798	2,767
Non-cash investing activities (at fair value):
Acquisition of real estate and other assets in settlement of loans	10	11,162
Transfers of loans held for sale to loans	175	10,500
Transfers of loans to loans held for sale	3,208	—
Securities (purchased) sold, net, with settlement after quarter end	(33,526)	57,157
Right-of-use assets obtained (remeasured) in exchange for operating lease liabilities	4,145	(125)

See notes to consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cadence Bancorporation (the “Company”) is a Delaware corporation and a financial holding company whose primary asset is its investment in its wholly owned subsidiary bank, Cadence Bank, National Association (the “Bank”).

Note 1—Summary of Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this report have been included. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The Company and its subsidiaries follow GAAP, including, where applicable, general practices within the banking industry. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. The assessment of whether or not the Company has a controlling interest (i.e., the primary beneficiary) in a variable-interest entity (“VIE”) is performed on an on-going basis. All equity investments in non-consolidated VIEs are included in “other assets” in the Company’s consolidated balance sheets (see Note 13).

Certain amounts reported in prior years have been reclassified to conform to the 2021 presentation. These reclassifications did not materially impact the Company’s consolidated balance sheets or consolidated statements of operations.

In accordance with GAAP, the Company’s management has evaluated subsequent events for potential recognition or disclosure in the consolidated financial statements through the date of the issuance of the consolidated financial statements. No subsequent events were identified that would have required a change to the consolidated financial statements, however, certain matters that occurred after the balance sheet date are included in Note 17 to the consolidated financial statements.

Pronouncements adopted during the three months ended March 31, 2021

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

The Company adopted this guidance on January 1, 2021, with no material impact on the consolidated financial statements.

ASU No. 2020-01

In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force). The ASU clarifies that a company should consider observable transactions that require a company to either apply or discontinue applying the equity method of accounting under ASC 323 for the purposes of applying the measurement alternative in accordance with ASC 321 immediately before applying or upon discontinuing the equity method. The ASU also clarifies that, when determining the accounting for certain forward contracts and purchased options, a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option.

The Company adopted this guidance on January 1, 2021, with no material impact on the consolidated financial statements.

ASU No. 2020-08

In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs. The amendments clarify that an entity should reevaluate whether a callable debt security is within the scope of paragraph ASC 310-20-35-33 for each reporting period.

The Company adopted this guidance on January 1, 2021. As Cadence does not currently own any callable bonds at a premium, the adoption of this guidance had no immediate impact on our consolidated financial statements.

ASU No. 2020-10

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. The amendments affect a wide variety of Topics in the Codification. They apply to all reporting entities within the scope of the affected accounting guidance. This ASU primarily contains amendments that ensure inclusion of all disclosure guidance in the appropriate Disclosure Section (Section 50).

The Company adopted this guidance on January 1, 2021. The amendments in this Update did not change GAAP and, therefore, did not have a material impact on the consolidated financial statements.

ASU No. 2021-01

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform.

This guidance was effective for all entities upon issuance and generally can be applied through December 31, 2022, similar to existing relief provided under ASC 848. Entities may elect to apply the guidance on contract modifications either (1) retrospectively as of any date from the beginning of any interim period that includes March 12, 2020 or (2) prospectively to new modifications from any date in an interim period that includes or is after January 7, 2021, up to the date that financial statements are available to be issued. Entities may elect to apply the guidance on hedge accounting to eligible hedging relationships that existed as of the beginning of an interim period that includes March 12, 2020 and to those entered into after the beginning of the interim period that includes that date.

The adoption of this guidance had no immediate impact on our consolidated financial statements.

Pending Accounting Pronouncements

ASU No. 2020-06

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies an issuer’s (i) accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that require separate accounting for embedded conversion features and (ii) application of the derivatives scope exception in ASC 815-40 for contracts in its own equity. The new guidance also requires enhanced disclosures. Further, for the diluted earnings-per-share calculation, the guidance requires entities to use the if-converted method for all convertible instruments and generally requires entities to include the effect of share settlement for instruments that may be settled in cash or shares, among other things.

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

Note 2—Investment Securities

A summary of amortized cost and estimated fair value of securities available-for-sale at March 31, 2021 and December 31, 2020 is as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2021
Securities available-for-sale:
Obligations of U.S. government agencies	$309,194	$426	$13,241	$296,379
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	131,472	1,947	477	132,942
Issued by FNMA and FHLMC	2,440,906	28,093	31,160	2,437,839
Other residential mortgage-backed securities	209,464	4,285	2,386	211,363
Commercial mortgage-backed securities	433,408	4,741	9,532	428,617
Total MBS	3,215,250	39,066	43,555	3,210,761
Obligations of states and municipal subdivisions	351,103	12,220	1,944	361,379
Foreign debt security	50,000	147	—	50,147
Total securities available-for-sale	$3,925,547	$51,859	$58,740	$3,918,666

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2020
Securities available-for-sale:
Obligations of U.S. government agencies	$289,565	$1,281	$2,117	$288,729
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	122,366	3,029	60	125,335
Issued by FNMA and FHLMC	1,870,399	47,020	530	1,916,889
Other residential mortgage-backed securities	211,860	5,143	348	216,655
Commercial mortgage-backed securities	420,700	13,110	2,033	431,777
Total MBS	2,625,325	68,302	2,971	2,690,656
Obligations of states and municipal subdivisions	334,177	18,610	4	352,783
Total securities available-for-sale	$3,249,067	$88,193	$5,092	$3,332,168

The scheduled contractual maturities of securities available-for-sale at March 31, 2021 were as follows:

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	933	925
Due after five years through ten years	168,331	167,763
Due after ten years	541,033	539,217
Mortgage-backed securities	3,215,250	3,210,761
Total	$3,925,547	$3,918,666

Gross gains and gross losses on sales of securities available-for-sale for the three months ended March 31, 2021 and 2020 are presented below. There were no impairment charges related to credit losses included in gross realized losses for the three months ended March 31, 2021 and 2020. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	For the Three Months Ended March 31,
(In thousands)	2021	2020
Gross realized gains	$2,261	$2,994
Gross realized losses	2	—
Realized gains (losses), net	$2,259	$2,994

 Securities with a carrying value of $1.3 billion at March 31, 2021 and December 31, 2020 were pledged to secure public deposits, FHLB borrowings, repurchase agreements and for other purposes as required or permitted by law.

Information pertaining to securities available-for-sale with gross unrealized losses aggregated by category and length of time the securities have been in a continuous loss position was as follows:

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2021
Obligations of U.S. government agencies	$229,306	$12,998	$28,764	$243
Mortgage-backed securities	1,887,482	43,307	31,169	248
Obligations of states and municipal subdivisions	82,175	1,944	—	—
Total	$2,198,963	$58,249	$59,933	$491

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2020
Obligations of U.S. government agencies	$151,172	$1,868	$30,658	$249
Mortgage-backed securities	360,197	2,832	18,476	139
Obligations of states and municipal subdivisions	841	4	—	—
Total	$512,210	$4,704	$49,134	$388

As of March 31, 2021 and December 31, 2020, approximately 58% and 17%, respectively, of the fair value of securities in the investment portfolio reflected an unrealized loss. As of March 31, 2021, there were 14 securities that had been in a loss position for more than twelve months, and 196 securities that had been in a loss position for less than 12 months. As of March 31, 2021, the unrealized losses were not deemed to be caused by credit-related issues. Credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Any impairment that is not credit-related is recognized in other comprehensive income. The unrealized losses were primarily impacted by recent changes in the interest rate environment and none relate to the marketability of the securities or the issuer’s ability to honor redemption of the obligations. As of March 31, 2021, allowance for credit losses related to available-for-sale securities is zero as the decline in fair value did not result from credit-related issues. The Company has adequate liquidity and, therefore, does not plan to sell and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Note 3—Loans Held for Sale, Loans and Allowance for Credit Losses

Loans Held for Sale

The following table presents a summary of the loans held for sale by portfolio segment at the lower of amortized cost or fair value as of March 31, 2021 and December 31, 2020.
(In thousands)	March 31, 2021	December 31, 2020
Commercial and industrial	$39,014	$33,339
Commercial real estate	474	780
Consumer	7,208	12,899
Total loans held for sale(1)	$46,696	$47,018

(1) $0.1 million of net accrued interest receivable is excluded from the loan balances above as of both March 31, 2021 and December 31, 2020.

Loans

The following table presents total loans outstanding by portfolio segment and class of financing receivable as of March 31, 2021 and December 31, 2020. Outstanding balances include originated loans, Acquired Noncredit Impaired (“ANCI”) loans, and Purchase Credit Deteriorated (“PCD”) loans.
(In thousands)	March 31, 2021	December 31, 2020
Commercial and industrial
General C&I	$4,189,775	$4,421,286
Energy	1,287,406	1,310,612
Restaurant	924,314	971,662
Healthcare	526,552	547,491
Total commercial and industrial	6,928,047	7,251,051
Commercial real estate
Industrial, retail, and other	1,723,545	1,683,975
Multifamily	804,495	776,494
Office	445,130	452,639
Total commercial real estate	2,973,170	2,913,108
Consumer
Residential	2,375,017	2,452,865
Other	89,100	102,105
Total consumer	2,464,117	2,554,970
Total(1)	$12,365,334	$12,719,129

(1) $47.6 million and $47.0 million of net accrued interest receivable is excluded from the total loan balances above as of March 31, 2021 and December 31, 2020, respectively.

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

The following table presents the Company’s PPP loans by portfolio segment and class of financing receivable as of March 31, 2021 and December 31, 2020.
	March 31, 2021		December 31, 2020
(In thousands)	Amortized Cost	% of PPP Portfolio	Amortized Cost	% of PPP Portfolio
Commercial and industrial
General C&I	$555,274	68.8%	$648,458	69.1%
Energy	67,512	8.4	76,228	8.1
Restaurant	119,662	14.8	134,454	14.4
Healthcare	64,897	8.0	79,120	8.4
Total PPP loans	$807,345	100.0%	$938,260	100.0%
As a % of total loans	6.5%		7.4%

Allowance for Credit Losses (“ACL”)

Credit Risk Management. The Company’s credit risk management is overseen by the Company’s Board of Directors, including its Risk Management Committee, and the Company’s Senior Credit Risk Management Committee.

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

The Company assigns risk ratings and risk grade classifications to all commercial loan (C&I and CRE) exposures using our internal dual credit risk rating system. The risk grade classifications are consistent with regulatory guidelines and are described as follows:

•	Pass—Loans for which the condition of the borrower and the performance of the loan is satisfactory or better.
•

Pass/Watch—Borderline risk credits representing the weakest pass risk rating. Pass/Watch credits consist of credits where financial performance is weak, but stable. Weak performance is transitional. The borrower has a viable, defined plan for improvement. Generally, it is not expected for loans to be originated within this category.

•

Special Mention—Loans which have potential weaknesses that are of sufficient materiality to require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Bank’s credit position at some future date.

•

Substandard—Loans which are inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Loans classified as substandard possess well-defined weaknesses that are expected to jeopardize their liquidation. Loans in this category may be either on accrual status or nonaccrual status.

•

Doubtful—Loans which possess all of the weaknesses inherent in loans classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable or improbable based on currently existing facts, conditions, and values. Loans rated as doubtful are not rated as loss because certain events may occur that could salvage the debt. Loans in this category are required to be on nonaccrual.

•

Loss—Loans which are considered uncollectible and of such little value that their continuance as assets is not warranted without a specific valuation allowance or charge-off. We fully reserve for any loans rated as Loss. Loans may reside in this classification for administrative purposes for a period not to exceed the earlier of thirty (30) days or calendar quarter-end.

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

ACL Rollforward and Analysis. The following tables provide a summary of the activity in the ACL and the reserve for unfunded commitments for the three months ended March 31, 2021 and 2020 .

	For the Three Months Ended March 31, 2021
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Total Allowance for Credit Losses	Reserve for Unfunded Commitments(1)	Total
As of December 31, 2020	$187,365	$141,187	$38,608	$367,160	$2,296	$369,456
Provision (release) for credit losses	(9,594)	(29,481)	(7,940)	(47,015)	(1,247)	(48,262)
Charge-offs	(14,124)	(401)	(146)	(14,671)	—	(14,671)
Recoveries	1,724	105	734	2,563	—	2,563
As of March 31, 2021	$165,371	$111,410	$31,256	$308,037	$1,049	$309,086

Allocation of ending ACL
Loans collectively evaluated	$139,542	$111,410	$31,256	$282,208
Loans individually evaluated	25,829	—	—	25,829
ACL as of March 31, 2021	$165,371	$111,410	$31,256	$308,037

Loans (amortized cost)
Loans collectively evaluated	$6,849,604	$2,960,299	$2,462,334	$12,272,237
Loans individually evaluated	78,443	12,871	1,783	93,097
Loans as of March 31, 2021(2)	$6,928,047	$2,973,170	$2,464,117	$12,365,334

(1) The reserve for unfunded commitments is included in other liabilities on the consolidated balance sheets.
(2) $47.6 million of net accrued interest receivable is excluded from the loan balances above as of March 31, 2021.

	For the Three Months Ended March 31, 2020
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Total Allowance for Credit Losses	Reserve for Unfunded Commitments(1)	Total
As of December 31, 2019	$89,796	$15,319	$14,528	$119,643	$1,699	$121,342
Cumulative effect of adoption of CECL	32,951	20,599	22,300	75,850	332	76,182
As of January 1, 2020	122,747	35,918	36,828	195,493	2,031	197,524
Provision for credit losses	63,684	17,798	756	82,238	1,191	83,429
Charge-offs	(31,987)	(478)	(633)	(33,098)	—	(33,098)
Recoveries	141	180	292	613	—	613
As of March 31, 2020	$154,585	$53,418	$37,243	$245,246	$3,222	$248,468

Allocation of ending ACL
Loans collectively evaluated	$135,486	$53,418	$37,243	$226,147
Loans individually evaluated	19,099	—	—	19,099
ACL as of March 31, 2020	$154,585	$53,418	$37,243	$245,246

Loans (amortized cost)
Loans collectively evaluated	$7,609,527	$2,975,416	$2,659,630	$13,244,573
Loans individually evaluated	139,783	5,344	2,491	147,618
Loans as of March 31, 2020(2)	$7,749,310	$2,980,760	$2,662,121	$13,392,191

(1) The reserve for unfunded commitments is included in other liabilities on the consolidated balance sheets.
(2) $45.3 million of net accrued interest receivable is excluded from the loan balances above as of March 31, 2020.

 The   provision for credit losses was a release of $48.3 million for the quarter which reflects both improvements in credit quality, including C&I – Restaurant and CRE – Hospitality, and the economic forecast used in our ACL model. The Company’s estimate of the ACL used the baseline scenario provided by a nationally recognized service, as adjusted for consideration of certain qualitative and environmental factors. These adjustments consider, among other factors, risk attributes of each portfolio, relevant third-party research, and energy prices. Loan charge-offs recognized during 2021 are lower than 2020 as a result of improved levels of nonperforming and criticized loans.

The Company’s individually evaluated loans totaling $93.1 million at March 31, 2021 are considered collateral dependent loans and generally are considered impaired. The majority of these loans are within the C&I segment and include loans in the Energy, Restaurant, and General C&I classes and are supported by an enterprise valuation or by collateral such as real estate, receivables, equipment or inventory. Loans within the CRE and consumer segments are generally secured by commercial and residential real estate.

Credit Quality

The following table provides information by each credit quality indicator and by origination year (vintage) as of March 31, 2021. The Company defines origination year (vintage) for the purposes of disclosure as the year of execution of the original loan agreement. Loans that are modified as a TDR are considered to be a continuation of the original loan, therefore the origination date of the original loan is reflected as the vintage date. This presentation is consistent with the vintage determination used in the ACL model. The criticized loans with a 2021 vintage relate to credits in resolution.
	Amortized Cost Basis by Origination Year							Revolving Credits
(In thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving Loans	Converted to Term Loans	Total
Commercial and industrial
Pass	$285,913	$1,472,441	$539,095	$752,344	$537,347	$786,593	$1,909,311	$45,200	$6,328,244
Special mention	—	272	24,948	11,555	202	8,783	120,640	23	166,423
Substandard	22	51,601	19,085	97,720	39,644	80,720	108,406	10,353	407,551
Doubtful	—	—	—	7,188	188	5,291	13,162	—	25,829
Total commercial and industrial	285,935	1,524,314	583,128	868,807	577,381	881,387	2,151,519	55,576	6,928,047
Commercial real estate
Pass	47,324	504,746	551,851	634,135	405,782	514,103	113,040	—	2,770,981
Special mention	—	746	42	23,060	30,382	7,668	194	—	62,092
Substandard	93	—	14,683	19,171	38,522	67,344	284	—	140,097
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	47,417	505,492	566,576	676,366	474,686	589,115	113,518	—	2,973,170
Consumer
Current	98,961	460,461	384,968	447,624	231,131	586,505	227,281	—	2,436,931
30-59 days past due	—	365	1,161	2,391	133	9,171	713	—	13,934
60-89 days past due	—	—	353	2,268	88	2,313	176	—	5,198
90+ days past due	—	—	1,233	2,620	294	3,907	—	—	8,054
Total consumer	98,961	460,826	387,715	454,903	231,646	601,896	228,170	—	2,464,117
Total(1)	$432,313	$2,490,632	$1,537,419	$2,000,076	$1,283,713	$2,072,398	$2,493,207	$55,576	$12,365,334

(1) $47.6 million of net accrued interest receivable is excluded from the loan balances above as of March 31, 2021.

Past Due

The following tables provide an aging analysis of past due loans by portfolio segment and class of financing receivable.
	Age Analysis of Past-Due Loans as of March 31, 2021						90+ Days
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	Current	Total(1)	Past Due and Accruing
Commercial and industrial
General C&I	$6,295	$1,090	$8,543	$15,928	$4,173,847	$4,189,775	$25
Energy	—	—	1,642	1,642	1,285,764	1,287,406	—
Restaurant	642	9,359	5,662	15,663	908,651	924,314	—
Healthcare	1,172	181	469	1,822	524,730	526,552	—
Total commercial and industrial	8,109	10,630	16,316	35,055	6,892,992	6,928,047	25
Commercial real estate
Industrial, retail, and other	13,345	11,226	2,024	26,595	1,696,950	1,723,545	—
Multifamily	—	—	—	—	804,495	804,495	—
Office	1,400	1,467	7,202	10,069	435,061	445,130	—
Total commercial real estate	14,745	12,693	9,226	36,664	2,936,506	2,973,170	—
Consumer
Residential	13,439	5,094	8,021	26,554	2,348,463	2,375,017	1,341
Other	495	104	33	632	88,468	89,100	33
Total consumer	13,934	5,198	8,054	27,186	2,436,931	2,464,117	1,374
Total	$36,788	$28,521	$33,596	$98,905	$12,266,429	$12,365,334	$1,399

(1) $47.6 million of net accrued interest receivable is excluded from the loan balances above as of March 31, 2021.

	Age Analysis of Past-Due Loans as of December 31, 2020						90+ Days
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	Current	Total(1)	Past Due and Accruing
Commercial and industrial
General C&I	$4,609	$11,653	$16,301	$32,563	$4,388,723	$4,421,286	$9,130
Energy	—	—	1,691	1,691	1,308,921	1,310,612	—
Restaurant	7,561	302	5,283	13,146	958,516	971,662	—
Healthcare	21	229	354	604	546,887	547,491	—
Total commercial and industrial	12,191	12,184	23,629	48,004	7,203,047	7,251,051	9,130
Commercial real estate
Industrial, retail, and other	12,619	2,884	2,647	18,150	1,665,825	1,683,975	125
Multifamily	—	198	—	198	776,296	776,494	—
Office	408	—	7,258	7,666	444,973	452,639	—
Total commercial real estate	13,027	3,082	9,905	26,014	2,887,094	2,913,108	125
Consumer
Residential	16,971	3,695	12,375	33,041	2,419,824	2,452,865	4,625
Other	179	5	—	184	101,921	102,105	—
Total consumer	17,150	3,700	12,375	33,225	2,521,745	2,554,970	4,625
Total	$42,368	$18,966	$45,909	$107,243	$12,611,886	$12,719,129	$13,880

(1) $47.0 million of net accrued interest receivable is excluded from the loan balances above as of December 31, 2020.

Nonaccrual Status

The following table provides information about nonaccruing loans by portfolio segment and class of financing receivable as of and for the three months ended March 31, 2021.
	Nonaccrual Loans - Amortized Cost(1)			90+ Days
(In thousands)	December 31, 2020	March 31, 2021	No Allowance Recorded	Past Due and Accruing(2)	Interest Income Recognized
Commercial and industrial
General C&I	$34,363	$21,222	$3,150	$25	$26
Energy	20,241	34,212	1,642	—	1
Restaurant	53,856	37,873	9,430	—	1
Healthcare	951	846	—	—	497
Total commercial and industrial	109,411	94,153	14,222	25	525
Commercial real estate
Industrial, retail, and other	7,301	6,177	3,624	—	86
Multifamily	—	—	—	—	—
Office	7,258	8,669	8,587	—	71
Total commercial real estate	14,559	14,846	12,211	—	157
Consumer
Residential	14,028	14,361	1,096	1,341	114
Other	4	3	—	33	2
Total consumer	14,032	14,364	1,096	1,374	116
Total	$138,002	$123,363	$27,529	$1,399	$798

(1) Nonperforming loans do not include nonperforming loans held for sale of $3.4 million and $0.2 million at March 31, 2021 and December 31, 2020, respectively
(2) Less than $0.1 million of net accrued interest receivable is excluded from the loan balances above as of March 31, 2021.

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

The following table provides information regarding loans that were modified as TDRs during the periods indicated.

	For the Three Months Ended March 31,
	2021		2020
(Dollars in thousands)	Number of TDRs	Amortized Cost(1)	Number of TDRs	Amortized Cost(1)
Commercial and industrial
General C&I	—	$—	4	$33,339
Energy	—	—	1	8,105
Restaurant	—	—	2	24,247
Commercial real estate
Industrial, retail, and other	1	2,362	—	—
Total	1	$2,362	7	$65,691

(1) There was zero and less than $0.1 million of net accrued interest receivable recorded on the loan balances above as of March 31, 2021 and 2020, respectively.

For the  three months ended March 31, 2021 and 2020, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date. During the three months ended March 31, 2021, approximately  $289 thousand in charge-offs were taken related to one energy loan that was modified into a TDR during the same period. During the three months ended March 31, 2020, approximately $6.8 million in charge-offs were taken related to one general C&I loan that was modified into a TDR during the same period.

       The following table provides information regarding the types of loan modifications that were modified into TDRs during the periods indicated.
	For the Three Months Ended March 31,
	2021		2020
	Number of Loans Modified by:
	Rate Concession	Modified Terms and/or Other Concessions	Rate Concession	Modified Terms and/or Other Concessions
Commercial and industrial
General C&I	—	—	—	4
Energy	—	—	1	—
Restaurant	—	—	—	2
Commercial real estate
Industrial, retail, and other	—	1	—	—
Total	—	1	1	6

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $1.6 million  of consumer loans secured by single-family residential real estate that are in process of foreclosure at March 31, 2021 and December 31, 2020. During 2020, we ceased foreclosure activities on residential real estate due to the COVID-19 pandemic. Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. In addition to the single-family residential real estate loans in process of foreclosure, the Company also held  $49 thousand of foreclosed single-family residential properties in other real estate owned as of March 31, 2021 and December 31, 2020.

Note 4—Derivatives

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

The notional amounts and estimated fair values as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021			December 31, 2020
		Fair Value			Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$350,000	$11,744	$—	$350,000	$22,560	$—
Total derivatives designated as hedging instruments	350,000	11,744	—	350,000	22,560	—
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	1,188,783	13,916	2,503	1,200,581	20,699	1,647
Commercial loan interest rate caps	177,747	10	10	162,479	4	4
Commercial loan interest rate floors	551,412	9,654	9,654	560,048	11,986	11,986
Commercial loan interest rate collars	64,442	150	150	66,665	305	305
Mortgage loan held-for-sale interest rate lock commitments	26,126	249	—	33,458	531	—
Mortgage loan forward sale commitments	8,021	100	—	11,081	112	—
Mortgage loan held-for-sale floating commitments	4,746	—	—	4,206	—	—
Foreign exchange contracts	67,500	986	829	89,707	780	1,058
Total derivatives not designated as hedging instruments	2,088,777	25,065	13,146	2,128,225	34,417	15,000
Total derivatives	$2,438,777	$36,809	$13,146	$2,478,225	$56,977	$15,000

The Company is party to collateral support agreements with certain derivative counterparties. Such agreements require that the Company or the counterparty to maintain collateral based on the fair values of derivative transactions. In the event of default by a counterparty the non-defaulting counterparty would be entitled to the collateral. At March 31, 2021 and December 31, 2020, the Company was required to post $9.3 million and $11.4 million, respectively, in cash or securities as collateral for its derivative transactions, which are included in “interest-bearing deposits with banks” on the Company’s consolidated balance sheets. In addition, the Company had recorded the obligation to return cash collateral provided by a counterparty of $10.6 million as of March 31, 2021 within deposits on the Company’s consolidated balance sheet. The Company’s master agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts of derivatives executed with the same counterparty under the master agreement.

The Company records pre-tax gains and losses for derivatives not designated as hedging instruments in noninterest income on the consolidated statements of operations. For the three months ended March 31, 2021 and 2020, mortgage loans held for sale interest rate lock commitments incurred losses totaling $282 thousand compared to gains totaling $311 thousand, respectively. Foreign exchange contract gains totaled $1.1 million and $865 thousand for the three months ended March 31, 2021 and 2020.

Pre-tax gain (loss) included in the consolidated statements of operations related to derivative instruments designed as hedging instruments for the three months ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended March 31,
	2021		2020
(In thousands)	OCI	Reclassified from AOCI to interest income	OCI	Reclassified from AOCI to interest income
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$(9,532)	$1,284	$24,035	$(106)
Commercial loan interest rate collars	—	12,812	143,198	8,213

Cash Flow Hedges

Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company uses interest rate swaps, caps, floors and collars to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans (1-Month LIBOR).

In March 2020, a notional interest rate collar of $4.0 billion was terminated, resulting in a $261.2 million realized gain initially recorded in other comprehensive income (“OCI”) net of deferred income taxes. The gain was forecast to reclass out of OCI and amortize into interest income through February 29, 2024 based on a continuing expectation of an adequate number of hedge-eligible loans. Due to the economic impacts of the COVID-19 pandemic, the hedge was given the accounting designation of partial ineffectiveness due to a forecasted shortfall of hedge-eligible loans which began in the fourth quarter of 2020 and continuing throughout the remaining term of the original hedge. As a result, during the fourth quarter of 2020, an accelerated hedge revenue of $169.2 million was recognized. Additional information is discussed in Note 7 of the Annual Report on Form 10-K for the year ended December 31, 2020.

Based on our current interest rate forecast, $27.4  million of deferred income on derivatives in OCI at March 31, 2021 is estimated to be reclassified into net interest income during the next twelve months. Future changes to interest rates or the amount of outstanding hedged loans may significantly change actual amounts reclassified to income. There were no reclassifications into income during the three months ended March 31, 2021 and 2020 as a result of any discontinuance of cash flow hedges because the forecasted transaction is no longer probable. The maximum length of time over which the Company is hedging a portion of its exposure to the variability in future cash flows for forecasted transactions is approximately 4.9 years as of March 31, 2021.

Interest Rate Agreements not designated as hedging derivatives

The Company enters into certain interest rate swap, floor, cap and collar agreements on commercial loans that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap, floor, cap or collar with a loan customer while at the same time entering into an offsetting interest rate agreement with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The interest rate swap transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate. The interest rate cap transaction allows the Company’s customer to minimize interest rate risk exposure to rising interest rates. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s consolidated statements of operations. The Company is exposed to credit loss in the event of nonperformance by the parties to the interest rate agreements. However, the Company does not anticipate nonperformance by the counterparties. The estimated fair value has been recorded as an asset and a corresponding liability in the accompanying consolidated balance sheets as of March 31, 2021 and December 31, 2020.

Note 5—Deposits

Domestic time deposits $250,000 and over were $480.2 million and $486.3 million at March 31, 2021 and December 31, 2020, respectively.

Note 6—Borrowed Funds

Senior and Subordinated Debt

Our outstanding senior and subordinated debt consists of the following:

(In thousands)	March 31, 2021	December 31, 2020
Cadence Bancorporation:
5.375% senior notes, due June 28, 2021	$50,000	$50,000
7.250% subordinated notes, due June 28, 2029, callable in 2024	35,000	35,000
3-month LIBOR plus 4.884%, subordinated notes, due March 11, 2025, callable in 2020	—	40,000
4.750% subordinated notes, due June 30, 2029, callable in 2024	85,000	85,000
Total — Cadence Bancorporation	170,000	210,000
Cadence Bank:
6.250% subordinated notes, due June 28, 2029, callable in 2024	25,000	25,000
Debt issue costs and unamortized premium	(1,430)	(1,670)
Total senior and subordinated debt	$193,570	$233,330

Details on the outstanding senior and subordinated debt are discussed in Note 10 of the Annual Report on Form 10-K for the year ended December 31, 2020. On February 5, 2021, the Company provided formal notification of the intent to call the $40 million fixed-to-floating rate subordinated notes due on March 11, 2025. All necessary approvals from the Federal Reserve and the Company’s Board of Directors had been received. Those notes were called on March 11, 2021.

The Company’s outstanding senior notes are unsecured, unsubordinated obligations and are equal in right of payment to all the Company’s other unsecured debt. The Company’s subordinated notes are unsecured obligations and are subordinated in right of payment to all the Company’s senior indebtedness and general creditors and to depositors of the Bank. The Company’s senior and subordinated notes are not guaranteed by any subsidiary of the Company, including the Bank.

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

Junior Subordinated Debentures

Our junior subordinated debt consists of the following:

(In thousands)	March 31, 2021	December 31, 2020
Junior subordinated debentures, 3 month LIBOR plus 2.85%, due 2033	$30,000	$30,000
Junior subordinated debentures, 3 month LIBOR plus 2.95%, due 2033	5,155	5,155
Junior subordinated debentures, 3 month LIBOR plus 1.75%, due 2037	15,464	15,464
Total par value	50,619	50,619
Purchase accounting adjustment, net of amortization	(12,925)	(12,982)
Total junior subordinated debentures	$37,694	$37,637

Advances from FHLB

Outstanding FHLB advances were $100 million as of March 31, 2021 and December 31, 2020. At March 31, 2021, the outstanding advance was a long-term convertible advance. Advances and letters of credit outstanding are collateralized by $3.7 billion of commercial and residential real estate loans pledged under a blanket lien arrangement as of March 31, 2021. At March 31, 2021, there remained $889.9 million of borrowing availability.

As of March 31, 2021 and December 31, 2020, the FHLB has issued for the benefit of the Bank irrevocable letters of credit with outstanding balances of $749 million and $1.3 billion, respectively. The FHLB letters of credit are variable letters of credit in favor of municipal customers to secure certain deposits. Of the $749 million in letters of credit, $291 million expired on April 15, 2021, $377 million will expire on June 30, 2021, and the remaining $81 million will expire on December 31, 2021.

Note 7—Other Noninterest Income and Other Noninterest Expense

The detail of other noninterest income and other noninterest expense captions presented in the consolidated statements of operations is as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Other noninterest income
Insurance revenue	$270	$249
Income from bank owned life insurance policies	1,574	1,328
Other	4,688	(577)
Total other noninterest income	$6,532	$1,000

	Three Months Ended March 31,
(In thousands)	2021	2020
Other noninterest expenses
Data processing expense	$3,259	$3,352
Software amortization	4,507	3,547
Consulting and professional fees	3,233	2,707
Loan related expenses	796	760
FDIC insurance	1,465	2,436
Communications	1,243	1,156
Advertising and public relations	927	1,464
Legal expenses	925	411
Other	9,037	11,636
Total other noninterest expenses	$25,392	$27,469

Note 8—Income Taxes

Income tax expense (benefit) for the three months ended March 31, 2021 was $30.5 million compared to a benefit of $(33.2) million for the same period in 2020. The effective tax rate was 22.3% for the three months ended March 31, 2021 compared to 7.7% for the same period in 2020. The increase in the effective tax rate for the three months ended March 31, 2021 primarily  resulted higher pre-tax income in the current period. The effective tax rate for the three months ended March 31, 2020 was driven by the non-tax-deductible portion of the goodwill impairment charge that occurred in 2020.

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

At March 31, 2021, we had a net deferred tax asset of $72.1 million, compared to $63.7 million at December 31, 2020. The increase in the net deferred asset was primarily due to the tax effect of the decrease in unrealized gains on securities available-for-sale, partially mitigated by the income tax effects of the release for credit losses recorded in the first quarter of 2021.

Note 9—Earnings Per Common Share

The following table displays a reconciliation of the information used in calculating basic and diluted net income (loss) per common share for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(In thousands, except share and per share data)	2021	2020
Net income (loss) per consolidated statements of operations	$106,425	$(399,311)
Net income allocated to participating securities	(596)	—
Net income (loss) allocated to common stock	$105,829	$(399,311)

Weighted average common shares outstanding (Basic)	125,079,250	126,630,446
Weighted average dilutive restricted stock units and warrants	542,258	—
Weighted average common shares outstanding (Diluted)	125,621,508	126,630,446

Earnings (loss) per common share (Basic)	$0.85	$(3.15)
Earnings (loss) per common share (Diluted)	$0.84	$(3.15)

The effect from the assumed exercise of 171,483 and 2,512,524 stock options and restricted stock units for the three months ended March 31, 2021 and 2020, respectively, was not included in the above computations of diluted earnings per share because such amounts would have had an antidilutive effect on earnings per common share.

Note 10—Regulatory Matters

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

During 2020, the federal banking agencies issued a final rule to delay the estimated impact on regulatory capital stemming from the adoption of CECL. The agencies granted this relief to allow institutions to focus on lending to customers in light of the strains on the U.S economy due to COVID-19, while also maintaining the quality of regulatory capital. Under the final rule, 100% of the CECL Day 1 impact and 25% of subsequent provisions for credit losses (“Day 2” impacts) are deferred over a two-year year period ending January 1, 2022, at which time this deferred amount will be phased in on a pro rata basis over a three-year period ending January 2025.

The actual capital ratios for the Company and the Bank as of March 31, 2021 and December 31, 2020 are presented in the following table and as shown, are above the thresholds necessary to be considered “well-capitalized.” Management believes that no events or changes have occurred after March 31, 2021 that would change this designation.

	Consolidated Company		Bank
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Tier 1 leverage	10.9%	10.9%	11.0%	11.3%
Common equity tier 1 capital	14.2	14.0	14.0	14.1
Tier 1 risk-based capital	14.2	14.0	14.3	14.5
Total risk-based capital	16.7	16.7	15.8	15.9

Under regulations controlling national banks, the payment of any dividends by a bank without prior approval of the OCC is limited to the current year’s net profits (as defined by the OCC) and retained net profits of the two preceding years. Due to the effects of the recognition of the non-cash goodwill impairment charge in the first quarter of 2020 to the Bank’s retained profits and the net loss incurred in the second quarter of 2020, the Bank is currently required to seek prior approval of the OCC to pay dividends to the holding company. The Federal Reserve, as primary regulator for bank holding companies, has also stated that all common stock dividends should be paid out of current income. Additionally, on July 24, 2020, the Federal Reserve amended its supervisory guidance and regulations addressing dividends from bank holding companies to require consultation with the Federal Reserve prior to paying a dividend that exceeds earnings for the period for which the dividend is being paid.

The holding company had $183.5 million in cash on hand as of March 31, 2021, and has $50 million in senior debt maturing in June 2021. While the holding company cash level is currently significant, the holding company does not generate income on a stand-alone basis, and other than raising cash from capital or debt markets, the holding company’s future cash level is dependent upon receiving dividends from the Bank.

Note 11—Commitments and Contingent Liabilities

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

(In thousands)	March 31, 2021	December 31, 2020
Commitments to extend credit	$4,450,271	$4,344,268
Commitments to grant loans	285,863	154,507
Standby letters of credit	216,011	216,741
Performance letters of credit	17,032	16,065
Commercial letters of credit	20,832	21,156

Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. In addition, the Company has entered certain contingent commitments to grant loans. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the three months ended March 31, 2021 and 2020.

The Company makes investments in limited partnerships, including certain low-income housing partnerships for which tax credits are received. As of March 31, 2021 and December 31, 2020, unfunded capital commitments totaled $39.3 million and $40.6 million, respectively (see Note 13).

The Company and the Bank are defendants in various pending and threatened legal actions arising in the normal course of business. In the opinion of management, based upon the advice of legal counsel, the ultimate disposition of all pending and threatened legal action will not have a material effect on the Company’s consolidated financial statements.

Note 12—Disclosure About Fair Values of Financial Instruments

See Note 17 to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2020 for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at March 31, 2021 and December 31, 2020:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2021
Assets
Investment securities available-for-sale	$3,918,666	$—	$3,918,666	$—
Derivative assets	36,809	—	36,809	—
Other assets	40,693	—	—	40,693
Total recurring basis measured assets	$3,996,168	$—	$3,955,475	$40,693
Liabilities
Derivative liabilities	$13,146	$—	$13,146	$—
Total recurring basis measured liabilities	$13,146	$—	$13,146	$—

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2020
Assets
Investment securities available-for-sale	$3,332,168	$—	$3,332,168	$—
Derivative assets	56,977	—	56,977	—
Other assets	38,758	—	—	38,758
Total recurring basis measured assets	$3,427,903	$—	$3,389,145	$38,758
Liabilities
Derivative liabilities	$15,000	$—	$15,000	$—
Total recurring basis measured liabilities	$15,000	$—	$15,000	$—

Changes in Level 3 Fair Value Measurements

The tables below include a roll-forward of the consolidated balance sheet amounts for the three months ended March 31, 2021 and 2020 for changes in the fair value of financial instruments within Level 3 of the valuation hierarchy that are recorded on a recurring basis. Level 3 financial instruments typically include unobservable components but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table (which are reported in other noninterest income in the consolidated statements of operations) may include changes to fair value due in part to observable factors that may be part of the valuation methodology.

Level 3 Assets Measured at Fair Value on a Recurring Basis

	For the Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020
(In thousands)	Net Profits Interests		Investments in Limited Partnerships		SBA Servicing Rights
Beginning Balance	$3,282	$4,330	$30,902	$18,742	$4,574	$3,811
Originations	—	—	—	—	387	299
Net (losses) gains included in earnings	—	(259)	1,785	(316)	(30)	(168)
Reclassifications	—	—	(2)	525	—	—
Contributions paid	—	—	1,807	1,283	—	—
Distributions received	—	—	(2,012)	(449)	—	—
Ending Balance	$3,282	$4,071	$32,480	$19,785	$4,931	$3,942
Net unrealized (losses) gains included in earnings relating to assets held at the end of the period	$—	$(259)	$1,785	$(316)	$(30)	$(168)
Net unrealized gains (losses) recognized in other comprehensive income relating to assets held at the end of the period	$—	$—	$—	$—	$—	$—

Assets Recorded at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheets at March 31, 2021 and December 31, 2020, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2021
Loans held for sale	$46,696	$—	$46,696	$—
Individually evaluated loans, net of allocated allowance for credit losses	67,268	—	—	67,268
Other real estate and repossessed assets	6,255		—	6,255
Total assets measured on a nonrecurring basis	$120,219	$—	$46,696	$73,523

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2020
Loans held for sale	$47,018	$—	$47,018	$—
Individually evaluated loans, net of allocated allowance for credit losses	87,084	—	—	87,084
Other real estate	6,517	—	—	6,517
Total assets measured on a nonrecurring basis	$140,619	$—	$47,018	$93,601

Significant unobservable inputs used in Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis are summarized below:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average (1)
March 31, 2021
Individually evaluated loans, net of allowance for credit losses	$67,268	Appraised value, as adjusted	Discount to fair value	0% - 104%	26%
		Enterprise value	Comparables and average multiplier	1.8x - 6.7x	6.23x
		Enterprise value	Discount rates and comparables	9%-13%	11%
Other real estate and repossessed assets	6,255	Appraised value, as adjusted	Discount to fair value	0% - 20%	10%
			Estimated closing costs	10%	10%

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average (1)
December 31, 2020
Individually evaluated loans, net of allowance for credit losses	$87,084	Appraised value, as adjusted	Discount to fair value	0% - 72%	32%
		Discounted cash flow	Discount rate	3.75% - 3.91%	4%
		Enterprise value	Comparables and average multiplier	4.5x - 6.47x	4.95x
		Enterprise value	Discount rates and comparables	9%-15%	12%
Other real estate and repossessed assets	6,517	Appraised value, as adjusted	Discount to fair value	0% - 20%	10%
			Estimated closing costs	10%	10%
(1) Weighted averages was calculated using the input attribute and the outstanding balance of the loan

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2021
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$205,425	$205,425	$205,425	$—	$—
Interest-bearing deposits in other banks	1,680,087	1,680,087	1,680,087	—	—
Federal funds sold	3,006	3,006	3,006	—	—
Investment securities available-for-sale	3,918,666	3,918,666	—	3,918,666	—
Loans held for sale	69,858	69,858	—	69,858	—
Net loans	12,057,297	12,165,321	—	—	12,165,321
Derivative assets	36,809	36,809	—	36,809	—
Other assets	94,579	94,579	—	—	94,579
Financial Liabilities:
Deposits	16,129,199	16,134,499	—	16,134,499	—
Advances from FHLB	100,000	100,000	—	100,000	—
Senior debt	49,994	50,264	—	50,264	—
Subordinated debt	143,575	154,412	—	154,412	—
Junior subordinated debentures	37,694	44,219	—	44,219	—
Notes payable	1,721	1,721	—	1,721	—
Derivative liabilities	13,146	13,146	—	13,146	—

	December 31, 2020
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$283,261	$283,261	$283,261	$—	$—
Interest-bearing deposits in other banks	1,768,847	1,768,847	1,768,847	—	—
Federal funds sold	1,838	1,838	1,838	—	—
Investment securities available-for-sale	3,332,168	3,332,168	—	3,332,168	—
Loans held for sale	47,018	47,018	—	47,018	—
Net loans	12,351,969	12,529,458	—	—	12,529,458
Derivative assets	56,977	56,977	—	56,977	—
Other assets	96,838	96,838	—	—	96,838
Financial Liabilities:
Deposits	16,052,245	16,059,358	—	16,059,358	—
Advances from FHLB	100,000	100,000	—	100,000	—
Senior debt	49,986	50,439	—	50,439	—
Subordinated debt	183,344	191,438	—	191,438	—
Junior subordinated debentures	37,637	42,745	—	42,745	—
Notes payable	1,702	1,702	—	1,702	—
Derivative liabilities	15,000	15,000	—	15,000	—

Note 13—Variable Interest Entities and Other Investments

The Bank has invested in several affordable housing projects as a limited partner. The partnerships have qualified to receive annual affordable housing federal tax credits that are recognized as a reduction of current tax expense. The Company has determined that these structures meet the definition of a VIE but that consolidation is not required, as the Bank is not the primary beneficiary. At March 31, 2021 and December 31, 2020, the Bank’s maximum exposure to loss associated with these limited partnerships was limited to the Bank’s investment. The Company accounts for these investments and the related tax credits using either the effective yield method or the proportional amortization method, depending upon the date of the investment. Under the effective yield method, the Bank recognizes the tax credits as they are allocated and amortizes the initial costs of the investments to provide a constant effective yield over the period that the tax credits are allocated. Under the proportional amortization method, the Bank amortizes the cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. At March 31, 2021 and December 31, 2020, the Company had recorded investments in other assets on its consolidated balance sheets of approximately $30.7 million  and $31.5 million, respectively, related to these investments.

Additionally, the Company invests in other certain limited partnerships accounted for under the fair value practical expedient of net asset value totaling $32.5 million and $30.9 million as of March 31, 2021 and December 31, 2020, respectively. The company recognized $1.8 million in gains for the three months ended March 31, 2021 compared to $0.3 million in losses for the same period in 2020 related to these assets recorded at fair value through net income. Certain other limited partnerships without readily determinable fair values that do not qualify for the practical expedient are accounted for at their cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments totaled $4.6 million and $7.1 million as of March 31, 2021 and December 31, 2020, respectively. Other limited partnerships are accounted for under the equity method totaling $14.1 million and $14.6 million at March 31, 2021 and December 31, 2020, respectively.

The following table presents a summary of the Company’s investments in limited partnerships :
(In thousands)	March 31, 2021	December 31, 2020
Affordable housing projects (amortized cost)	$30,665	$31,541
Limited partnerships accounted for under the fair value practical expedient of NAV	32,480	30,902
Limited partnerships without readily determinable fair values that do not qualify for the practical expedient of NAV accounted for under the cost method	4,559	7,105
Limited partnerships required to be accounted for under the equity method	14,136	14,646
Total investments in limited partnerships	$81,840	$84,194

Equity investments with readily determinable fair values not held for trading are recorded at fair value, with changes in fair value reported in net income. Cadence elected a measurement alternative to fair value for certain equity investments without a readily determinable fair value. As of March 31, 2021 and December 31, 2020, there were no downward and upward adjustments to these investments for impairments or price changes from observable transactions. However, in 2020, there was one investment determined to be fully impaired and a $1.9 million charge was recognized. The carrying amount of equity investments measured under the measurement alternative are as follows:

	For the Three Months Ended March 31,
(In thousands)	2021	2020
Carrying value, Beginning of Year	$7,105	$8,681
Reclassifications	2,821	(525)
Distributions	(5,941)	(215)
Contributions	574	300
Carrying value, End of Period	$4,559	$8,241

    During 2016, the Bank received net profits interests in oil and gas reserves, in connection with the reorganization under bankruptcy of two loan customers (one of these was sold during 2018). The Company has determined that these contracts meet the definition of a VIE but that consolidation is not required as the Bank is not the primary beneficiary. The net profits interests are financial instruments and recorded at estimated fair value, which was  $3.3 million at both March 31, 2021 and December 31, 2020, representing the maximum exposure to loss as of that date.

The Company has established a rabbi trust related to the deferred compensation plan offered to certain of its employees. The Company contributes employee cash compensation deferrals to the trust. The assets of the trust are available to creditors of the Company only in the event the Company becomes insolvent. This trust is considered a VIE because either there is no equity at risk in the trust or because the Company provided the equity interest to its employees in exchange for services rendered. The Company is considered the primary beneficiary of the rabbi trust as it has the ability to select the underlying investments made by the trust, the activities that most significantly impact the economic performance of the rabbi trust. The Company includes the assets of the rabbi trust as a component of other assets and a corresponding liability for the associated benefit obligation in other liabilities in its consolidated balance sheets. The amount of rabbi trust assets and benefit obligation was $4.1 million and $4.0 million at March 31, 2021 and December 31, 2020,   respectively.

Note 14—Segment Reporting

  The Company evaluates performance and allocates resources based on profit or loss from operations. Information on the reportable segments is discussed in Note 19 of the Annual Report on Form 10-K for the year ended December 31, 2020. There are no material inter-segment sales or transfers. During the first quarter of 2020, the Company recognized a $443.7 non-cash goodwill impairment charge representing all of the goodwill allocated to the Banking segment. The accounting policies used by each reportable segment are the same as those discussed in Note 1 of the Annual Report on Form 10-K for the year ended December 31, 2020. All costs, except corporate administration and income taxes, have been allocated to the reportable segments. Therefore, combined amounts agree to the consolidated totals.

The following tables present the operating results of the segments as of and for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$146,119	$(47)	$(3,324)	$142,748
Provision (release) for credit losses	(48,262)	—	—	(48,262)
Noninterest income	30,071	13,261	364	43,696
Noninterest expense	86,867	9,329	1,626	97,822
Income tax expense (benefit)	32,153	386	(2,080)	30,459
Net income (loss)	$105,432	$3,499	$(2,506)	$106,425
Total assets	$18,698,902	$92,374	$9,074	$18,800,350

	Three Months Ended March 31, 2020
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$157,557	$(352)	$(3,737)	$153,468
Provision for credit losses	83,429	—	—	83,429
Noninterest income	25,343	10,208	(482)	35,069
Noninterest expense	528,066	8,710	877	537,653
Income tax (benefit) expense	(30,922)	95	(2,407)	(33,234)
Net (loss) income	$(397,673)	$1,051	$(2,689)	$(399,311)
Total assets	$17,142,981	$90,600	$4,337	$17,237,918

Note 15—Equity-based Compensation

The Company administers a long-term incentive compensation plan that permits the granting of incentive awards in the form of stock options, restricted stock, restricted stock units, performance units, stock appreciation rights, or other stock-based awards. The terms of all awards issued under these plans are determined by the Compensation Committee of the Board of Directors.

The Amended and Restated 2015 Omnibus Incentive Plan (the “Plan”) permits the Company to grant to employees and directors various forms of incentive compensation. The principal purposes of this plan are to focus directors, officers, and other employees and consultants on business performance that creates shareholder value, to encourage innovative approaches to the business of the Company, and to encourage ownership of the Company’s stock. The Plan authorizes 7.5 million common share equivalents available for grant, where grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. The number of remaining share equivalents available for future issuance under the Plan was 3.8 million at March 31, 2021.

Restricted Stock Units

During the three months ended March 31, 2021 and 2020, the Company did not grant any shares of stock-based awards in the form of restricted stock units (“RSU”) pursuant to and subject to the provisions of the Plan. The following table summarizes the activity related to restricted stock unit awards:

	For the Three Months Ended March 31,
	2021		2020
	Number of Shares	Weighted Average Fair Value per Unit at Award Date	Number of Shares	Weighted Average Fair Value per Unit at Award Date
Non-vested at beginning of period	1,617,945	$14.35	1,229,863	$19.97
Granted during the period	—	—	—	—
Vested during the period	(363,495)	14.63	(160,668)	20.55
Forfeited during the period	(118,049)	23.72	(56,429)	20.20
Non-vested at end of period	1,136,401	$13.28	1,012,766	$19.86

The RSU granted include both time and performance-based components. The following table summarizes the vesting schedule for the time-based RSU granted that remain unvested at March 31, 2021:

Quarter Ending	Annual Vesting	Quarterly Vesting	Cliff Vesting
June 30, 2021		1,000
September 30, 2021	962
March 31, 2022	24,282	138,652	21,653
March 31, 2023	96,989
June 30, 2023	5,252
September 30, 2023	7,426
March 31, 2024	544,361
June 30, 2024	9,200
September 30, 2024	10,000

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

The Company recorded $2.2 million of equity-based compensation expense for the outstanding restricted stock units for the three months ended March 31, 2021, compared to $1.1 million for the three months ended March 31, 2020. The remaining expense related to unvested restricted stock units is $11.3 million as of March 31, 2021 and will be recognized over service periods ranging from 3 months to 42 months.

Stock Options

During the first quarter of 2019, the Company granted 1,602,848 stock options to certain executive officers. The options were granted at an exercise price equal to a 15% premium to the fair value of the Company’s Class A common stock at the date of grant, with a weighted-average exercise price of $20.43. The options vest over a three-year period and expire at the end of seven years. During the three months ended March 31, 2021 and 2020, 534,283 of the stock options vested, leaving 534,283 stock options unvested as of March 31, 2021. The Company recorded $309 thousand of equity-based compensation expense for the outstanding stock options for both the three months ended March 31, 2021 and 2020  . The remaining expense related to unvested stock options is $1.0 million at March 31, 2021 and will be recognized over the next 10 months.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the stock options. See Note 20 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2020 for a description of the assumptions used for stock option awards issued during 2019.

Employee Stock Purchase Plan

On June 1, 2018, the Company commenced the 2018 Employee Stock Purchase Plan (“ESPP”), whereby employees may purchase the Company’s Class A common stock at a discount of 15% of the fair market value of a share of Class A common stock, defined as the closing price of Class A common stock on the NYSE for the last day of the purchase period (as defined in the ESPP). The total amount of the Company’s Class A common stock on which options may be granted under the ESPP shall not exceed 500,000 shares. Shares of Class A common stock subject to any unexercised portion of a terminated, canceled, or expired option granted under the ESPP may again be used for options under the ESPP. No participating employee shall have any rights as a shareholder until the issuance of shares to the employee. There were 20,212 shares of Class A common stock purchased in the open market by the ESPP during the three months ended March 31, 2021, compared to 67,844 shares during the three months ended March 31, 2020, which resulted in compensation expense of $75 thousand and $14 thousand for the three months ended March 31, 2021 and 2020, respectively.

Note 16—Accumulated Other Comprehensive Income (Loss)

Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021
(In thousands)	Unrealized gains (losses) on securities available-for-sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Accumulated other comprehensive income (loss)
Balance at December 31, 2020	$65,594	$44,492	$110,086
Net change	(68,810)	(18,077)	(86,887)
Balance at March 31, 2021	$(3,216)	$26,415	$23,199

	Three Months Ended March 31, 2020
(In thousands)	Unrealized gains on securities available-for-sale	Unrealized gains on derivative instruments designated as cash flow hedges	Accumulated other comprehensive income
Balance at December 31, 2019	$19,605	$95,097	$114,702
Net change	45,842	120,129	165,971
Balance at March 31, 2020	$65,447	$215,226	$280,673

Note 17—Subsequent Events

On April 12, 2021, Cadence Bancorporation, a Delaware corporation (“Cadence”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BancorpSouth Bank, a Mississippi-chartered bank (“BancorpSouth”), and Cadence’s bank subsidiary, Cadence Bank, N.A., a national association (“Cadence Bank”) entered into a related bank-level Agreement and Plan of Merger (the “Bank Merger Agreement”) with BancorpSouth, pursuant to which BancorpSouth and Cadence have agreed to effect a merger-of-equals transaction. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Cadence will merge with and into BancorpSouth (the “Merger”), with BancorpSouth continuing as the surviving entity. Immediately following the Merger, or at such later time as the parties may mutually agree, Cadence Bank will merge with and into BancorpSouth (the “Bank Merger”), with BancorpSouth continuing as the surviving entity. The Merger Agreement and the Bank Merger Agreement were unanimously approved by the Board of Directors of each of BancorpSouth and Cadence.

The main office and bank headquarters of the combined company will be located in Tupelo, Mississippi and the corporate headquarters of the combined company will be located in Houston, Texas. The Chief Executive Officer and the Executive Vice Chairman of the combined company will maintain their respective principal offices in Tupelo, Mississippi and Houston, Texas. The name of the surviving entity will be Cadence Bank.

For more information regarding the pending merger with BancorpSouth, see the Current Reports on Form 8-K filed with the SEC on April 12, 2021 and April 16, 2021.

On April 22, 2021, the Board of Directors of Cadence Bancorporation declared a quarterly cash dividend in the amount of $0.15 per share of outstanding common stock, representing an annualized dividend of $0.60 per share. The dividend will be paid on May 14, 2021 to holders of record of Cadence’s Class A common stock on May 7, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis presents our results of operations and financial condition on a consolidated basis for the three months ended March 31, 2021. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying notes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of March 31, 2021 compared to December 31, 2020 for the balance sheets and the three months ended March 31, 2021 compared to March 31, 2020 for the statements of operations.

On April 12, 2021, Cadence Bancorporation, a Delaware corporation (“Cadence”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BancorpSouth Bank, a Mississippi-chartered bank (“BancorpSouth”), and Cadence’s bank subsidiary, Cadence Bank, N.A., a national association (“Cadence Bank”), entered into a related bank-level Agreement and Plan of Merger (the “Bank Merger Agreement”) with BancorpSouth, pursuant to which BancorpSouth and Cadence have agreed to effect a merger-of-equals transaction. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Cadence will merge with and into BancorpSouth (the “Merger”), with BancorpSouth continuing as the surviving entity. Immediately following the Merger, or at such later time as the parties may mutually agree, Cadence Bank will merge with and into BancorpSouth (the “Bank Merger”), with BancorpSouth continuing as the surviving entity. The Merger Agreement and the Bank Merger Agreement were unanimously approved by the Board of Directors of each of BancorpSouth, Cadence, and Cadence Bank.

The main office and bank headquarters of the combined company will be located in Tupelo, Mississippi and the corporate headquarters of the combined company will be located in Houston, Texas. The Chief Executive Officer, James D. Rollins, III, and the Executive Vice Chairman, Paul B. Murphy, Jr., of the combined company will maintain their respective principal offices in Tupelo, Mississippi and Houston, Texas. The name of the surviving entity will be Cadence Bank.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value, $0.01 per share, of Cadence (“Cadence Common Stock”) issued and outstanding immediately prior to the Effective Time, other than certain shares held by Cadence or BancorpSouth, will be converted into the right to receive 0.70 shares of common stock (the “Exchange Ratio”), par value $2.50 per share, of BancorpSouth (the “BancorpSouth Common Stock”). Prior to the Effective Time, Cadence will declare and pay a special cash dividend of $1.25 per share of Cadence Common Stock (the “Special Dividend”). For more information regarding the Merger, the Merger Agreement, the Bank Merger, and the Bank Merger Agreement, please refer to the Current Report on Form 8-K that Cadence filed with the United States Securities and Exchange Commission on April 16, 2021.

Because we conduct our material business operations through our bank subsidiary, Cadence Bank, the discussion and analysis relates to activities primarily conducted by Cadence Bank. We generate most of our revenue from interest on loans and investments and fee-based revenues. Our primary source of funding for our loans is deposits. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance primarily through our net income, pre-tax and pre-loan provision revenue, net interest margin, efficiency ratio, ratio of allowance for credit losses to total loans, return on average assets and return on average equity, among other metrics, while maintaining appropriate regulatory leverage and risk-based capital ratios.

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our results of operations, financial condition and financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will result,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “foresee,” “hope,” “may,” “might,” “goal,” “would” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

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

•	other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services; or
•	Merger-related risks, including:
•	possible negative impact on our stock price and future business and financial results,
•	uncertainties while the Merger is pending which could have a negative effect,
•	potential adverse changes to our business or employee relationships as a result of the Merger,
•	termination of the Merger Agreement or the failure to complete the Merger,
•	certain restrictions during the pendency of the Merger that may impact each party’s ability to pursue certain business opportunities or strategic transactions,
•	unexpected costs associated with the Merger,
•	diversion of management’s attention from ongoing business operations and opportunities,
•	possible inability to achieve expected synergies and operating efficiencies in the Merger within the expected timeframes or at all,
•	uncertainty regarding the market price of BancorpSouth Common Stock at closing,
•

failure to receive or satisfy required regulatory, shareholder or other approvals, consents, waivers and/or non-objections or other conditions to the closing, or receipt of required regulatory approvals with adverse conditions,

•	the impact of, or problems arising from. The integration of the two companies, and
•	current or future adverse legislation or regulation.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Quarterly Report as well as the joint proxy statement on Schedule 14A and offering circular that BancorpSouth and Cadence intend to file. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

Cadence is a financial holding company and a Delaware corporation headquartered in Houston, Texas, and is the parent company of Cadence Bank. With $18.8 billion in assets, $12.4 billion in total loans (net of unearned discounts and fees), $16.1 billion in deposits and $2.1 billion in shareholders’ equity as of March 31, 2021, we currently operate a network of 98 locations across Texas, Georgia, Alabama, Florida, Mississippi, and Tennessee. We focus on middle-market commercial lending, complemented by retail banking and wealth management services, and provide a broad range of banking services to businesses, high net worth individuals and business owners.

We continue to actively monitor developments related to COVID-19 and its impact to our business, customers, employees, counterparties, vendors, and service providers. During the first quarter of 2021, the most notable financial impact to our results of operations was a decreased provision for credit losses. The decrease in the provision for credit losses was primarily driven by improved macroeconomic variables such as unemployment and GDP, which are incorporated into our economic forecasts utilized to calculate our allowance for credit losses, as well as continued improvements in the level of nonperforming and criticized loans.

We also continue to offer various forms of support to our customers, employees, and communities that have experienced impacts from COVID-19. We are actively working with customers impacted by the economic downturn, offering payment deferrals and other loan modifications. As of March 31, 2021, we have remaining outstanding balances of $96.9 million in active loan payment deferrals. We continue to have active dialogue with customers on deferrals, and we anticipate a decrease in these requests throughout 2021.

We operate Cadence through three operating segments: Banking, Financial Services and Corporate. Our Banking Segment, which represented approximately 93% of our total revenues for the three months ended March 31, 2021, consists of our Commercial Banking, Retail Banking and Private Banking lines of business. Within our Commercial Banking line of business, we focus on select industries, which we refer to as our “specialized industries,” in which we believe we have specialized experience and service capabilities. These industries include franchise restaurant, healthcare, and technology. Energy lending is also an important part of our business as energy production and energy related industries are meaningful contributors to the economy in our Texas market. In our Retail Banking business line, we offer a broad range of banking services through our branch network to serve the needs of consumers and small businesses. In our Private Banking business line, we offer banking services, such as deposit services and residential mortgage lending, to affluent clients and business owners. Our Financial Services Segment includes our Trust, Retail Brokerage, and Investment Services. These businesses offer products independently to their own customers as well as to Banking Segment clients. Investment Services operates through a wholly owned subsidiary, Linscomb & Williams. The products offered by the businesses in our Financial Services Segment primarily generate non-banking service fee income. Our Corporate Segment reflects parent-only activities, including debt and capital raising, and intercompany eliminations.

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

Selected Financial Data

The following table summarizes certain selected consolidated financial data for the periods presented. The historical consolidated financial information presented below contains financial measures that are not presented in accordance with U.S. GAAP and which have not been audited. See “Table 28 – Non-GAAP Financial Measures.”

Table 1 – Selected Financial Data

	As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
(In thousands, except share and per share data)	2021	2020	2020
Statement of Operations Data:
Net income (loss)	$106,425	$(399,311)	$(205,527)
Net interest income	142,748	153,468	618,966
Noninterest income (4)	43,696	35,069	307,355
Noninterest expense (3)	97,822	537,653	826,464
Provision (release) for credit losses	(48,262)	83,429	278,048
Efficiency ratio (1)	52.47%	285.17%	89.22%
Adjusted efficiency ratio (1)	53.11%	49.88%	41.04%
Per Share Data:
Earnings (loss) - basic	$0.85	$(3.15)	$(1.63)
Earnings (loss) - diluted	0.84	(3.15)	(1.63)
Book value per common share	16.78	16.79	16.84
Tangible book value (1)	15.80	15.65	15.83
Weighted average common shares outstanding
Basic	125,079,250	126,630,446	126,120,534
Diluted	125,621,508	126,630,446	126,120,534
Cash dividends declared	$0.150	$0.175	$0.350
Dividend payout ratio	17.65%	(5.56)%	(21.47)%
Performance Ratios:
Return on average common equity(2)	20.69%	(65.64)%	(9.46)%
Return on average tangible common equity (1)(2)	22.80	3.86	11.63
Return on average assets(2)	2.29	(9.08)	(1.13)
Net interest margin (2)	3.22	3.80	3.58
Period-End Balance Sheet Data:
Investment securities, available-for-sale	$3,918,666	$2,461,644	$3,332,168
Total loans, net of unearned income	12,365,334	13,392,191	12,719,129
Allowance for credit losses ("ACL")	308,037	245,246	367,160
Total assets	18,800,350	17,237,918	18,712,567
Total deposits	16,129,199	14,489,505	16,052,245
Total shareholders’ equity	2,092,536	2,113,543	2,121,102
Asset Quality Ratios:
Total nonperforming assets ("NPA") to total loans and OREO and other NPA	1.15%	1.31%	1.24%
Total nonperforming loans to total loans	1.00	1.19	1.08
Total ACL to total loans	2.49	1.83	2.89
ACL to total nonperforming loans ("NPLs")	249.70	153.61	266.05
Net charge-offs to average loans(2)	0.39	0.99	0.79
Capital Ratios:
Total shareholders’ equity to assets	11.1%	12.3%	11.3%
Tangible common equity to tangible assets (1)	10.6	11.5	10.7
Common equity tier 1 (CET1)	14.2	11.4	14.0
Tier 1 leverage capital	10.9	10.1	10.9
Tier 1 risk-based capital	14.2	11.4	14.0
Total risk-based capital	16.7	13.8	16.7

(1)	Considered a non-GAAP financial measure. See “Table 28 – Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(2)	Annualized.
(3)	The quarter ended March 31, 2020 includes the non-cash goodwill impairment charge of $443.7 million in noninterest expense, $412.9 million after-tax.
(4)	The year ended December 31, 2020 includes accelerated hedge revenue of $169.2 million, $129.5 million after-tax.

Summary of Results of Operations – Three Months Ended March 31, 2021

Net income for the three months ended March 31, 2021 totaled $106.4 million compared to a net loss of $399.3 million for the same period in 2020. The first quarter of 2021 net income included a loan provision release of $48.2 million. The net loss in the first quarter of 2020 included a non-cash goodwill impairment charge of $412.9 million, net of tax. The resulting earnings per diluted common share for the three months ended March 31, 2021 were $0.84 compared to ($3.15) for the same period in 2020.

The first quarter periods of 2021 and 2020 included non-routine revenues and expenses. The non-routine revenue for the first quarter of 2021 consists of net security gains. The non-routine revenues and expenses of the first quarter of 2020 consists primarily of the non-cash goodwill impairment charge, merger related expenses, and expenses related to COVID-19. Excluding these non-routine revenues and expenses, adjusted net income(1) was $104.7 million or $0.83 per share for the three months ended March 31, 2021, and $12.5 million or $0.10 per share for the comparable period of 2020.

Annualized returns on average assets, common equity and tangible common equity(1) for the three months ended March 31, 2021 were 2.29%, 20.69%, and 22.80%(1), respectively, compared to (9.08)%, (65.64)%, and 3.86%(1), respectively, for the same period of 2020. Adjusted returns(1) on average assets, common equity, and tangible common equity for the three months ended March 31, 2021 were 2.25%, 20.36%, and 22.44%, respectively, and exclude the impact of the non-routine items noted above.

Net interest income was $142.7 million for the three months ended March 31, 2021, a $10.7 million or 7.0% decrease compared to the same period of 2020. Our net interest spread decreased to 3.06% for the three months ended March 31, 2021 compared to 3.38% for the same period in 2020. Our fully tax-equivalent net interest margin (“NIM”) for the three months ended March 31, 2021 was 3.22% as compared to 3.80% for the same period of 2020. The year-over-year decrease in NIM reflects the impact of lower interest rates, lower yielding PPP loans and securities, and a decrease in average loans outstanding, and lower hedge income, partially offset by the impact of lower interest rates on deposit costs.

Provision for credit losses was a ($48.3) million release, a decrease of $131.7 million, for  the three months ended March 31, 2021, compared to a $83.4 million provision in the same period in 2020 (see “—Provision for Credit Losses” and “—Asset Quality”). The current quarter’s provision release was driven by improvement in current economic forecasts resulting from a decrease in COVID-19 driven stress and improvements in nonperforming and criticized loans. Annualized net charge-offs were 0.39% and 0.99% of average loans for the three months ended March 31, 2021 and 2020, respectively. The current quarter charge-offs included $10.7 million in General C&I and $2.1 million in Energy.

Noninterest income for the first quarter of 2021 was $43.7 million, an increase of $8.6 million or 24.6% from the same period of 2020. Adjusted noninterest income(1) for the first quarter of 2021 was $41.4 million an increase of $9.4 million or 29.2% from the first quarter of 2020. Noninterest income as a percent of total revenue for the first quarter of 2021 was 23.4% as compared to 18.6% for the first quarter of 2020

Noninterest expense for the three months ended March 31, 2021 was $97.8 million, an increase of $3.9 million or 4.1% from noninterest expense, excluding goodwill impairment charge, for the same period in 2020. Adjusted noninterest expense(1), which excludes the impact of non-routine items(1), was $97.8 million, an increase of $5.3 million or 5.7% from the first quarter of 2020.

Our efficiency ratio(1) was 52.47% for the three months ended March 31, 2021, compared to 49.84% efficiency ratio, excluding the non-cash goodwill impairment charge, for that same period of 2020. Our adjusted efficiency ratio(1) was 53.11% for the three months ended March 31, 2021, compared to 49.88% adjusted efficiency ratio for the same period of 2020. Adjusted efficiency ratios exclude the impact of the non-routine items.

(1)	Considered a non-GAAP financial measure. See “Table 28 – Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Summary of Financial Condition as of March 31, 2021

Our total loans, net of unearned income, decreased $353.8 million or 2.8%, from December 31, 2020 to $12.4 billion at March 31, 2021. The decrease in loan balances included $130.9 million in PPP loan paydowns and forgiveness and a net decrease of $222.9 million in non-PPP loans primarily driven by net paydowns and payoffs, partially offset by an increase in commercial real estate construction draws related to the industrial and multifamily categories.

Total nonperforming assets (“NPAs”) as a percent of total loans, OREO and other NPAs decreased to 1.15% compared to 1.24% as of December 31, 2020. NPAs totaled $142.5 million as of the March 31, 2021, compared to $157.8 million as of December 31, 2020.

Our allowance for credit losses decreased by $59.1 million or 16.1%, to $308.0 million at March 31, 2021, and represented approximately 2.49% of total loans at March 31, 2021 and 2.89% at December 31, 2020.

Total deposits increased by $77.0 million or 0.5% from December 31, 2020 to $16.1 billion at March 31, 2021. At March 31, 2021, noninterest-bearing deposits increased $522.5 million, or 10.4%, from the prior quarter end and comprised 34.4% and 31.4% of total deposits at March 31, 2021 and December 31, 2020, respectively. There was a decrease in brokered deposits of $106.9 million from December 31, 2020 bringing the ratio of brokered deposits to total deposits down to 3.1%.

Total borrowed funds decreased by $39.7 million or 10.6% from December 31, 2020 to $333.0 million at March 31, 2021. On March 11, 2021, we called the $40 million fixed-to-floating rate subordinated debt that was due on March 11, 2025. On the date the subordinated notes were called, the interest rate on them was approximately 4.84%.

Our Tier 1 leverage ratio decreased 6 basis points, Tier 1 risk-based capital increased 22 basis points, and total risk-based capital ratio decreased 1 basis point from December 31, 2020. We met all capital adequacy requirements and the Bank continued to exceed the requirements to be considered well-capitalized under regulatory guidelines as of March 31, 2021.

Results of Operations

Earnings

For the three months ended March 31, 2021, the Company reported net income of $106.4 million compared to net loss of $399.3 million for that same period in 2020. The following table presents key earnings data for the periods:

Table 2 – Key Earnings Data

	Three Months Ended
	March 31,
(In thousands, except percentages and per share data)	2021	2020
Net income (loss)	$106,425	$(399,311)
Net income (loss) per common share
- basic	0.85	(3.15)
- diluted (1)	0.84	(3.15)
Dividends declared per share	0.150	0.175
Dividend payout ratio	17.65%	(5.56)%
Net interest margin(2)	3.22	3.80
Net interest spread(2)	3.06	3.38
Return on average assets(2)	2.29	(9.08)
Return on average equity(2)	20.69	(65.64)
Return on average tangible common equity(2)(3)	22.80	3.86

(1)

For three months ended March 31, 2021, there were 542,258 common stock equivalents, were included. As of three months ended March 31, 2020, there were no common stock equivalents, as these were anti-dilutive.

(2)	Annualized.
(3)	Considered a non-GAAP financial measure. See “Table 28 – Non-GAAP Financial Measures” for a reconciliation of the non-GAAP measures to the most directly comparable GAAP financial measure.

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

Interest earned on our loan portfolio is the largest component of our interest income. Our originated and acquired non-credit impaired loans (“ANCI”) portfolios are presented at the principal amount outstanding net of deferred origination fees and unamortized discounts and premiums. Interest income is recognized based on the principal balance outstanding and the stated rate of the loan. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan. ANCI loans are initially recorded at fair value and the resulting discounts or premiums created are being accreted or amortized over the remaining term of the loan as an adjustment to the related loan’s yield.

Under CECL, interest income for a PCD asset is recognized using the effective interest rate (“EIR”) calculated at initial measurement. This EIR is determined by equating the amortized cost basis of the instrument to its contractual cash flows, consistent with ANCI loans. Noncredit-related discount or premium on the PCD loans is accreted or amortized, using the EIR. Interest earned on PCD loans is reflected through interest income. The yield on our PCD portfolio for the three months ended March 31, 2021, excluding accretion, was 6.15% compared to 5.65% for the three months ended March 31, 2020.

The following table summarizes the amount of interest income related to our originated, ANCI, and PCD portfolios for the periods presented:

Table 3 – Interest Income on Loan Portfolios

	For the Three Months Ended,
(In thousands)	March 31, 2021	March 31, 2020
Interest Income Detail
Originated loans	$113,735	$129,402
ANCI loans: interest income	17,832	32,940
ANCI loans: accretion	4,879	7,710
PCD loans: interest income(1)	2,433	3,039
PCD loans: accretion	945	2,043
Total loan interest income	$139,824	$175,134
Yields
Originated loans	4.35%	5.10%
ANCI loans without discount accretion	3.85	4.85
ANCI loans discount accretion	1.05	1.14
PCD loans without discount accretion	6.15	5.65
PCD loans discount accretion	2.39	3.80
Total loan yield	4.48%	5.35%
(1)	Interest income for PCD loans represents contractual interest.

Three Months Ended March 31, 2021 and 2020

Our net interest income, fully-tax equivalent (“FTE”), for the three months ended March 31, 2021 and 2020 was $143.3 million and $153.8 million, respectively, a decrease of $10.6 million. Our net interest margin for the three months ended March 31, 2021 and 2020 was 3.22% and 3.80%, respectively, a decrease of 58 basis points. In response to the pandemic, the Federal Reserve took a number of actions, including dropping the target fed funds rate from 1% to 1.25% to 0% to 0.25%; beginning a new round of quantitative easing; and dropping the reserve requirement for all depositary institutions to zero. These actions resulted in significant decreases to market interest rates.

The following table sets forth the components of our FTE net interest income with the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three months ended March 31, 2021:

Table 4 - Rate/Volume Analysis

	Three Months Ended March 31,
	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2021	2020	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated loans	$113,735	$129,402	$(15,667)	$(12,472)	$(3,195)
ANCI portfolio	22,710	40,650	(17,940)	(6,602)	(11,338)
PCD portfolio	3,378	5,082	(1,704)	(465)	(1,239)
Interest on securities:
Taxable	11,821	14,015	(2,194)	(6,756)	4,562
Tax-exempt (2)	2,576	1,807	769	(263)	1,032
Interest on fed funds and short-term investments	684	1,783	(1,099)	(2,461)	1,362
Interest on other investments	337	394	(57)	(34)	(23)
Total interest income	155,242	193,133	(37,891)	(29,053)	(8,839)
Expense from interest-bearing liabilities:
Interest on demand deposits	3,596	21,667	(18,071)	(17,678)	(395)
Interest on savings deposits	108	317	(209)	(282)	73
Interest on time deposits	4,277	12,744	(8,467)	(7,067)	(1,399)
Interest on other borrowings	927	1,108	(181)	209	(390)
Interest on subordinated debentures	3,045	3,450	(405)	(256)	(149)
Total interest expense	11,953	39,286	(27,333)	(25,074)	(2,260)
Net interest income	$143,289	$153,847	$(10,558)	$(3,979)	$(6,579)
(1)	The change in interest income due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
(2)	Interest income is presented on a tax equivalent basis using a Federal tax rate of 21% on our state, county and municipal investment portfolios.

Our FTE total interest income for the three months ended March 31, 2021 totaled $155.2 million compared to $193.1 million for the three months ended March 31, 2020. Interest income on loans declined by 20.2% due to a decrease in market interest rates that began in the second quarter of 2020 as a result of the economic effects of COVID-19. Additionally, the average balance of loans decreased due to paydowns and payoff exceeding new originations and fundings during the last year impacted by softer demand, and de-risking of certain portfolio segments during 2020. During the three months ended March 31, 2021, we continued to deploy our increased liquidity in purchases of investment securities and short-term investments, but these instruments also have a lower interest rate than they did in the prior year’s quarter.

Our interest expense for the three months ended March 31, 2021 and 2020 was $12.0 million and $39.3 million, respectively, a decrease of $27.3 million. This decrease is primarily related to strategic decisions to lower higher cost deposit balances and rates. Our cost of interest-bearing deposits decreased to 0.30% for the three months ended March 31, 2021 compared to 1.28% for the three months ended March 31, 2020. Additionally, our average noninterest-bearing deposits increased to 34.4% of total deposits, compared to 27.3% for the 2020 period. This increase, combined with the decrease in interest rates on interest-bearing deposits, resulted in a total cost of funds of 0.29% for the 2021 period compared to 1.05% for the prior year period.

The following table presents for the three months ended March 31, 2021 and 2020, on an FTE basis, our average balance sheet and our annualized average yields on assets and annualized average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

Table 5 – Average Balances, Net Interest Income and Interest Yields/Rates

	For the Three Months Ended March 31,
	2021			2020
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)
Originated loans	$10,611,240	$113,735	4.35%	$10,213,846	$129,402	5.10%
ANCI portfolio	1,879,832	22,711	4.90	2,731,240	40,650	5.99
PCD portfolio	160,513	3,378	8.54	216,285	5,082	9.45
Total loans	12,651,585	139,824	4.48	13,161,371	175,134	5.35
Investment securities
Taxable	3,117,348	11,821	1.54	2,198,528	14,015	2.56
Tax-exempt (2)	328,824	2,576	3.18	198,747	1,807	3.66
Total investment securities	3,446,172	14,397	1.69	2,397,275	15,822	2.65
Federal funds sold and short-term investments	1,848,748	684	0.15	628,885	1,783	1.14
Other investments	75,621	337	1.81	80,173	394	1.98
Total interest-earning assets	18,022,126	155,242	3.49	16,267,704	193,133	4.77
Noninterest-earning assets:
Cash and due from banks	346,289			250,804
Premises and equipment	124,351			127,812
Accrued interest and other assets	715,103			1,249,483
Allowance for credit losses	(370,736)			(201,785)
Total assets	$18,837,133			$17,694,018
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$8,275,895	$3,596	0.18%	$8,121,641	$21,667	1.07%
Savings deposits	353,826	108	0.12	272,444	317	0.47
Time deposits	2,214,790	4,277	0.78	2,521,917	12,744	2.03
Total interest-bearing deposits	10,844,511	7,981	0.30	10,916,002	34,728	1.28
Other borrowings	149,989	927	2.51	217,363	1,108	2.05
Subordinated debentures	213,057	3,045	5.80	222,335	3,450	6.24
Total interest-bearing liabilities	11,207,557	11,953	0.43	11,355,700	39,286	1.39
Noninterest-bearing liabilities:
Demand deposits	5,356,120			3,658,612
Accrued interest and other liabilities	187,744			232,896
Total liabilities	16,751,421			15,247,208
Shareholders' equity	2,085,712			2,446,810
Total liabilities and shareholders' equity	$18,837,133			$17,694,018
Net interest income/net interest spread		143,289	3.06%		153,847	3.38%
Net yield on earning assets/net interest margin			3.22%			3.80%
Taxable equivalent adjustment:
Investment securities		(541)			(379)
Net interest income		$142,748			$153,468
(1)	Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2)	Interest income and yields are presented on a taxable equivalent basis using a tax rate of 21%.

Provision (Release) for Credit Losses

On January 1, 2020, we adopted the current expected credit loss (“CECL”) accounting standard for estimating credit losses (see Note 1 of the Annual Report on Form 10-K for the year ended December 31, 2020). CECL replaces the current incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, the provision for credit losses includes the provision for loan losses and the provision for unfunded credit commitments. Prior to the adoption of CECL, the provision for unfunded credit commitments was included in other noninterest expenses.

The provision for credit losses included a provision release totaling $48.3 million for the three months ended March 31, 2021, compared to a provision expense of $83.4 million for the three months ended March 31, 2020. The provision for the quarter reflects both improved economic conditions and forecasts, as well as improved levels of nonperforming and criticized loans. The first quarter 2021 provision release included $29.5 million release in the CRE segment (including releases of $11.1 million in the Hospitality category), $9.6 million release in the C&I segment (including releases of $9.5 million in the Restaurant category) and $7.9 million release in the Consumer segment (see “—Allowance for Credit Losses”). Net charge-offs were $12.1 million or 0.39% annualized of average loans for the three months ended March 31, 2021 compared to $32.5 million or 0.99% for the three months ended March 31, 2020. The current quarter charge-offs included $11.2 million in General C&I and $2.4 million in Energy.

The following is a summary of our provision (release) for credit losses for the periods indicated:

Table 6 – Provision (Release) for Credit Losses

	Three Months Ended March 31,
(in thousands)	2021	2020
Funded Loans
Commercial and industrial	$(9,594)	$63,684
Commercial real estate	(29,481)	17,798
Consumer	(7,940)	756
Total provision (release) for funded loans	(47,015)	82,238
Unfunded commitments	(1,247)	1,191
Total provision (release) for credit losses	$(48,262)	$83,429

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of income generated from the services we provide our customers. Noninterest income totaled $43.7 million for the three months ended March 31, 2021, compared to $35.1 million for the three months ended March 31, 2020. The increases for the 2021 period compared to the same period in 2020 are primarily attributable to increases in earnings in limited partnerships, investment advisory revenue, trust revenue, SBA income, and mortgage banking income partially offset by declines in credit related fees and net securities gains.

The following table compares noninterest income for the three months ended March 31, 2021 and 2020:

Table 7 – Noninterest Income

	Three Months Ended March 31,
(In thousands)	2021	2020	% Change
Investment advisory revenue	$7,609	$5,605	35.8%
Trust services revenue	5,509	4,815	14.4
Service charges on deposit accounts	6,404	6,416	(0.2)
Mortgage banking income	2,115	1,111	90.4
Credit related fees	3,849	5,983	(35.7)
Bankcard fees	1,753	1,958	(10.5)
Payroll processing revenue	1,490	1,367	9.0
SBA income	3,967	1,908	107.9
Other service fees	2,209	1,912	15.5
Securities gains, net	2,259	2,994	(24.5)
Other noninterest income
Insurance revenue	270	249	8.4
Income from bank owned life insurance policies	1,574	1,328	18.5
Other	4,688	(577)	NM
Total other noninterest income	6,532	1,000	NM
Total noninterest income	$43,696	$35,069	24.6%

Investment Advisory Revenue. Our investment advisory revenue is comprised largely of investment management and financial planning revenues generated through our subsidiary Linscomb & Williams, Inc. (“L&W”). Investment advisory revenue increased $2.0 million or 35.8% during three months ended March 31, 2021 compared to the same period for 2020. This was primarily due to an increase of 36.3% in assets under management as of March 31, 2021 compared to March 31, 2020, as well as the continued market performance.

Trust Services Revenue. We earn fees from our customers for trust services. For the three months ended March 31, 2021 and 2020, trust fees totaled $5.5 million and $4.8 million respectively, an increase of $0.7 million, or 14.4%. At March 31, 2021, assets under management (AUM) increased 21.1% compared to March 31, 2020, which drove the increase in revenue.

Service Charges on Deposit Accounts. We earn fees from our customers for deposit-related services. For the three months ended March 31, 2021, service charges on deposits remained essentially flat compared the same period for 2020. During the 2021 quarter, nonsufficient funds fees declined by 27.3% while other service fees increased by 9.7%.

Mortgage Banking Income. Our mortgage banking revenue is comprised primarily of mortgage loan sales and servicing income. For the three months ended March 31, 2021, mortgage banking revenue experienced an increase of $1.0 million or 90.4% compared to the same period for 2020, primarily due to gains on sales of mortgage loans. Total mortgage loan originations increased by $51.6 million to $160.2 million in the first quarter of 2021 compared to the same period of 2020. This includes an increase in mortgage loan refinancing of $43.3 million to $56.3 million, and purchase mortgages increased by $8.3 million to $103.9 million. The increased volume was driven by the decline in mortgage interest rates which began in the second quarter of 2020.

Credit-Related Fees. Our credit-related fees include fees related to credit advisory services, unfunded commitment fees and letter of credit fees. For the three months ended March 31, 2021, credit-related fees decreased by 35.7% to $3.8 million, compared to $6.0 million for the three months ended March 31, 2020. The majority of the decrease was related to decreases in loan activity resulting from the COVID-19 pandemic and strategic declines in certain sectors as we work to reduce select exposures. Additionally, there was a decrease of $0.5 million in fees from customer derivatives and swaps.

Bankcard Fees. Our bankcard fees are comprised of automated teller machine (“ATM”) network fees and debit card revenue. Our bankcard fees were $1.8 million for the three months ended March 31, 2021 compared to $2.0 million for the same period for 2020. The decrease of 10.5% was related to a decrease in card usage resulting from the economic slowdown associated with COVID-19.

Payroll Processing Revenue. Our payroll processing revenue is generated through our division, Altera. The payroll processing revenue for three months ended March 31, 2021 was $1.5 million, an increase of 9.0%, compared to the same period for 2020. The increase was driven by new customers and seasonal work related to taxes.

SBA Income. Small Business Administration (“SBA”) income consists of gains on sales of SBA loans, servicing fees, and other miscellaneous fees. SBA income was $4.0 million for the three months ended March 31, 2021 compared to $1.9 million for the three months ended March 31, 2020. The increase was largely driven by an increase in gains on sales of $1.9 million resulting from an increase in the volume of SBA loans sold.

Other Service Fees. Our other service fees include retail services fees. For the three months ended March 31, 2021 and 2020, other service fees totaled $2.2 million and $1.9 million, respectively. The first quarter of 2021 increase resulted primarily from increases in foreign exchange fees and ancillary treasury management fees.

Other Noninterest Income. Other income for the three months ended March 31, 2021 compared to the same period for 2020 increased by $5.5 million. The increase resulted from an increase of $4.7 million in earnings on limited partnerships due to an increase of $1.6 million in the values of these investments, a distribution in excess of cost of $2.8 million, and an increase in income from the rabbi trust of $0.5 million.

Noninterest Expenses

The following table compares noninterest expense for the three and three months ended March 31, 2021 and 2020:

Table 8 – Noninterest Expense

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	% Change
Salaries and employee benefits	$57,070	$48,807	16.9%
Premises and equipment	10,374	10,808	(4.0)
Merger related expenses	—	1,282	NM
Goodwill impairment	—	443,695	NM
Intangible asset amortization	4,986	5,592	(10.8)
Other noninterest expenses
Data processing expense	3,259	3,352	(2.8)
Software amortization	4,507	3,547	27.1
Consulting and professional fees	3,233	2,707	19.4
Loan related expenses	796	760	4.7
FDIC insurance	1,465	2,436	(39.9)
Communications	1,243	1,156	7.5
Advertising and public relations	927	1,464	(36.7)
Legal expenses	925	411	125.1
Other	9,037	11,636	(22.3)
Total other noninterest expenses	25,392	27,469	(7.6)%
Total noninterest expense	$97,822	$537,653	(81.8)%
Noninterest expense was $97.8 million for the three months ended March 31, 2021, compared to $537.7 million for the three months ended March 31, 2020. The decrease of $439.8 million was driven by the non-cash goodwill impairment charge of $443.7 million that occurred in the first quarter of 2020. For the first quarter of 2021, noninterest expense, excluding the goodwill impairment charge, increased $3.8 million, or 4.05%, from $94.0 million for the first quarter of 2020.

Salaries and Employee Benefits

Excluding goodwill impairment charge, salaries and employee benefit costs are the largest component of noninterest expense and includes employee payroll expense, incentive compensation, health insurance, benefit plans and payroll taxes. Salaries and employee benefits increased $8.3 million, or 16.9%, for the three months ended March 31, 2021 compared to 2020. Regular compensation makes up the majority of the total salaries and employee benefits category. It decreased 3.8% for the three months ended March 31, 2021 compared to the 2020 period. The incentive compensation expense increased 319% compared to the same period of 2020 primarily related to the COVID-19 impact on first quarter 2020 incentive accruals.

The following table provides additional detail of our salaries and employee benefits expense for the periods presented:

Table 9 – Salaries and Employee Benefits Expense

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	% Change
Regular compensation	$34,770	$36,138	(3.8)%
Incentive compensation	11,804	2,817	319.0
Taxes and employee benefits	10,496	9,852	6.5
Total salaries and employee benefits	$57,070	$48,807	16.9%

Premises and Equipment. Rent, depreciation and maintenance costs comprise the majority of our premises and equipment expenses, which remain essentially unchanged compared to the same period as of 2020.

Goodwill Impairment Charge. During the first quarter of 2020, we conducted an interim goodwill test which indicated a goodwill impairment of $443.7 million. The primary causes of the goodwill impairment in the Bank reporting unit were economic and industry conditions resulting from COVID-19 that caused volatility and reductions in our market capitalization and our peer banks, increased loan provision estimates, increased discount rates and other changes in variables driven by the uncertain macro-environment that resulted in the estimated fair value of the reporting unit being less than the reporting unit’s carrying value.

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

Data Processing. Data processing expense for our operating systems remained essentially flat at $3.3 million for the three months ended March 31, 2021 compared to $3.4 million for the same period of 2020.

Software Amortization. Our software amortization for the three months ended March 31, 2021 increased $1.0 million, or 27.1%, compared to 2020. The primary drivers were related to software licenses and the amortization of software licenses acquired to administer increased technology used for automation and customer functionality.

Consulting and Professional Services. For the three months ended March 31, 2021, our consulting and professional services increased $0.5 million, or 19.4%, compared to that same period in 2020. The increase was driven by $1.5 million related to costs associated with various strategic projects.

Loan Related Expenses. Our loan related expenses remained flat at $0.8 million for three months ended March 31, 2021 compared to the same period of 2020. Expenses related to SBA lending increased while expenses related to mortgage lending decreased.

FDIC Insurance. For the three months ended March 31, 2021, FDIC insurance expense totaled $1.5 million, a decrease of $1.0 million or 39.9%, compared to 2020. The decrease resulted from improvements in nonperforming and criticized assets as well as positive quarterly net earnings trends. Our FDIC assessment will vary between reported periods as it is determined on various risk factors including credit, liquidity, composition of our balance sheet, loan concentration and regulatory ratings.

Communications. Communications expenses include all forms of communications such as telecommunications, as well as data communications. For the three months ended March 31, 2021, communications expense increased by $0.1 million, or 7.5%, compared to 2020, due primarily to increased data communication costs.

Advertising and Public Relations. Advertising and public relations expenses, which include costs to create marketing campaigns, purchase the various media space or time, conduct market research, and various sponsorships in our expanded markets, decreased by $0.5 million or 36.7% for the three months ended March 31, 2021. The decrease was primarily driven by decreased sponsorship costs and event costs impacted by the COVID-19 pandemic.

Other Noninterest Expenses. These expenses include costs for insurance, supplies, education and training, and other operational expenses. For the three months ended March 31, 2021, other noninterest expenses decreased by $2.6 million, or 22.3%, compared to the same period in 2020 primarily due a decrease of $0.6 million decrease in employee travel, a decrease of $0.4 million in franchise taxes, and a decrease of $0.3 million related to special assets.

Income Tax (Benefit) Expense

Income tax expense (benefit) for the three months ended March 31, 2021 was $30.5 million compared to ($33.2) million for the same period in 2020.

The effective tax rate on our pretax income of $136.9 million was 22.3% for the three months ended March 31, 2021 compared to 7.7% on pre-tax income for the same period in 2020. The effective tax rate for the first quarter of 2021 primarily resulted from higher pre-tax income in the current period. The effective rate for the three months ended March 31, 2020 was driven by the non-tax-deductible portion of the goodwill impairment charge that occurred in 2020 .

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

At March 31, 2021, we had a net deferred tax asset of $72.1 million, compared to $63.7 million at December 31, 2020. The increase in the net deferred asset was primarily due to the tax effect of the decrease in unrealized gains on securities available-for-sale, partially offset by the income tax effects of the release for credit losses recorded in the first quarter of 2021.

Financial Condition

The following table summarizes selected components of our balance sheet as of the periods indicated:

Table 10 – Financial Condition

	As of		Average Balances
(In thousands)	March 31, 2021	December 31, 2020	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Total assets	$18,800,350	$18,712,567	$18,837,133	$18,199,726
Total interest-earning assets	18,083,647	17,945,552	18,022,126	17,348,620
Total interest-bearing liabilities	10,905,966	11,391,166	11,207,557	11,220,769
Short-term and other investments	1,752,951	1,847,237	1,924,369	1,101,275
Securities available-for-sale	3,918,666	3,332,168	3,446,172	2,763,450
Loans, net of unearned income	12,365,334	12,719,129	12,651,585	13,483,895
Goodwill	43,061	43,061	43,061	151,935
Noninterest-bearing deposits	5,556,217	5,033,748	5,356,120	4,598,544
Interest-bearing deposits	10,572,982	11,018,497	10,844,511	10,831,494
Borrowings and subordinated debentures	332,984	372,669	363,046	389,275
Shareholders' equity	2,092,536	2,121,102	2,085,712	2,171,826

Investment Portfolio

Our available-for-sale securities portfolio increased by $586.5 million or 17.6% during the first quarter of 2021. During the first quarter of 2021, we purchased $1.0 billion of securities, approximately $118.7 million of securities were sold and $255.3 million of securities matured, were called, or paid down. At March 31, 2021, our securities portfolio amount to 21.7% of our total interest-earning assets and produced an average taxable equivalent yield of 1.69% for the three months ending March 31, 2021 compared to 2.65% for the three months ended March 31, 2020. The lower yield reflects the mix of securities purchased in the current and prior quarters.

The following table sets forth the fair value of the available-for-sale securities at the dates indicated:

Table 11 – Securities Available-for-Sale Portfolio

	As of		Percent Change
(In thousands)	March 31, 2021	December 31, 2020	2020 vs 2019
Obligations of U.S. government agencies	$296,379	$288,729	2.6%
Mortgage-backed securities ("MBS") issued or guaranteed by U.S. agencies:
Residential pass-through:
Guaranteed by GNMA	132,942	125,335	6.1
Issued by FNMA and FHLMC	2,437,839	1,916,889	27.2
Other residential mortgage-backed securities	211,363	216,655	(2.4)
Commercial mortgage-backed securities	428,617	431,777	(0.7)
Total MBS	3,210,761	2,690,656	19.3
Obligations of states and municipal subdivisions	361,379	352,783	2.4
Foreign debt security	50,147	—	NM
Total securities available-for-sale	$3,918,666	$3,332,168	17.6%

The gross unrealized gains in our investment security portfolio totaled $51.9 million as of March 31, 2021. The following tables summarize the investment securities with unrealized losses at March 31, 2021  by aggregated major security type and length of time in a continuous unrealized loss position:

Table 12 – Investment Securities with Unrealized Losses

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
March 31, 2021
Obligations of U.S. government agencies	$229,306	$12,998	$28,764	$243
Mortgage-backed securities	1,887,482	43,307	31,169	248
Obligations of states and municipal subdivisions	82,175	1,944	—	—
Total	$2,198,963	$58,249	$59,933	$491

As of March 31, 2021, the unrealized losses were not deemed to be caused by credit-related issues. We define credit loss as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Non-credit related impairments are recognized in other comprehensive income, net of tax. The unrealized losses were primarily impacted by recent changes in the interest rate environment and none relate to the marketability of the securities or the issuer’s ability to honor redemption of the obligations. As of March 31, 2021, we did not recognize any allowance for credit losses related to available-for-sale securities since decline in fair value did not result from credit-related issues. We have adequate liquidity and, therefore, do not plan to sell and, more likely than not, will not be required to sell, these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Loan Portfolio

We originate commercial and industrial loans, commercial real estate loans (including construction loans), residential mortgages and other consumer loans. A strong emphasis is placed on the commercial portfolio, consisting of commercial and industrial and commercial real estate loan types, with approximately 80% of the portfolio residing in these loan types as of March 31, 2021 and December 31, 2020. Our commercial portfolio is further diversified by industry concentration and includes loans to clients in specialized industries, including restaurant, healthcare and technology. Additional commercial lending activities include energy, construction, general corporate loans, business banking and community banking loans. Also, with the acquisition of State Bank, we added asset-based lending and Small Business Administration (“SBA”) lending. Mortgage, wealth management and retail make up most of the consumer portfolio.

Total loans decreased by $353.8 million or 2.8% from December 31, 2020. PPP loans declined by $130.9 million in the first quarter, with the remaining non-PPP loan decline of $222.9 million being driven by net paydowns and payoffs partially offset by approximately $1.0 billion in loan fundings in the quarter. The declines were driven by corporate reductions of debt in the C&I segment and strategic declines in loans in the restaurant, energy and leveraged loan sectors as we work to reduce select exposures. These declines were partially offset by an increase in CRE balances largely due to construction draws in the industrial and multifamily categories.

The following table presents total loans outstanding by portfolio segment and class of financing receivable.

Table 13 – Loan Portfolio

	Amortized Cost		Change
(Dollars in thousands)	March 31, 2021	December 31, 2020	Amount	Percent
Commercial and industrial
General C&I	$4,189,775	$4,421,286	$(231,511)	(5.2)%
Energy	1,287,406	1,310,612	(23,206)	(1.8)
Restaurant	924,314	971,662	(47,348)	(4.9)
Healthcare	526,552	547,491	(20,939)	(3.8)
Total commercial and industrial	6,928,047	7,251,051	(323,004)	(4.5)
Commercial real estate
Industrial, retail, and other	1,723,545	1,683,975	39,570	2.3
Multifamily	804,495	776,494	28,001	3.6
Office	445,130	452,639	(7,509)	(1.7)
Total commercial real estate	2,973,170	2,913,108	60,062	2.1
Consumer
Residential	2,375,017	2,452,865	(77,848)	(3.2)
Other	89,100	102,105	(13,005)	(12.7)
Total consumer	2,464,117	2,554,970	(90,853)	(3.6)
Total	$12,365,334	$12,719,129	$(353,795)	(2.8)%

Commercial and Industrial. Total C&I loans decreased by $323.0 million or 4.5% since December 31, 2020 and represented 56.0% of the total loan portfolio at March 31, 2021, compared to 57.0% of total loans at December 31, 2020. As noted above, a significant portion of this change resulted from $130.9 million decline in PPP loans as detailed in Table 17 below, with the remaining non-PPP loan decline of $192.1 million being driven by net paydowns, soft loan originations and strategic declines in certain portfolios.

General C&I. As of March 31, 2021, our general C&I category included loans to the following industries: finance and insurance, professional services, durable manufacturing, technology, construction services and contractors, consumer services, and other. Generally, C&I loans typically provide working capital, equipment financing, and financing for expansion and are generally secured by assignments of corporate assets including accounts receivable, inventory, and/or equipment. There were $555.3 million in PPP loans outstanding in the General C&I portfolio as of March 31, 2021.

Energy. Our energy team is comprised of experienced lenders with significant product expertise and long-standing relationships. Additionally, energy production and energy related industries are substantial contributors to the economies in the Houston metropolitan area and the State of Texas. We strive for a rigorous and thorough approach to energy underwriting and credit monitoring. The ACL was $37.0 million or 2.87% of the energy portfolio at March 31, 2021, compared to $32.3 million or 2.46% as of December 31, 2020 (see “—Provision for Credit Losses” and “—Allowance for Credit Losses”). As of March 31, 2021, we had $34.2 million of nonperforming energy credits compared to $20.2 million of nonperforming energy credits as of December 31, 2020. In addition, 18.5% of the energy portfolio was criticized as of March 31, 2021 compared to 19.3% at December 31, 2020. The increase in nonperforming energy credits during the first quarter of 2021 is due to a single credit. As of March 31, 2021, there were approximately $67.5 million in PPP loans outstanding in the Energy portfolio as follows: $48.2 million in Energy Services, $12.5 million in Midstream, and $6.8 million in E&P. As presented in the following table our energy lending business is comprised of three areas: Exploration and Production (“E&P”), Midstream, and Energy Services.

Table 14 – Energy Loan Portfolio

	As of		As of March 31, 2021
(Dollars in thousands)	March 31, 2021	December 31, 2020	Unfunded Commitments	Criticized
Loans (amortized cost)
E&P	$242,955	$267,896	$46,605	$58,573
Midstream	864,035	853,846	577,609	125,470
Energy services	180,416	188,870	39,489	54,106
Total energy	$1,287,406	$1,310,612	$663,703	$238,149
As a % of total loans	10.41%	10.30%
Allocated ACL
E&P	$5,787	$6,997
Midstream	26,485	19,734
Energy services	4,684	5,548
Total allocated ACL	$36,956	$32,279
ACL as a % of amortized cost
E&P	2.38%	2.61%
Midstream	3.07	2.31
Energy services	2.60	2.94
Total energy	2.87%	2.46%

E&P loans outstanding comprised approximately 18.9% of outstanding energy loans as of March 31, 2021, compared to 20.4% of outstanding energy loans as of December 31, 2020. We have strategically reduced our exposure to this category of energy lending over time, down from 51.7% of our outstanding energy loans as of December 31, 2014. Our E&P customers are primarily businesses that derive a majority of their revenues from the sale of oil and gas and whose credit needs require technical evaluation of oil and gas reserves. Emphasis for E&P is on high quality, independent producers with proven track records. Our E&P credit underwriting includes a combination of well-by-well analyses, frequent updates to our pricing decks, and engaging energy engineers to actively monitor the portfolio and provide credit redeterminations, at a minimum, every six months. At least quarterly, and more frequently as needed during periods of higher commodity price volatility, we adjust the base and sensitivity price decks on which we value our clients’ oil and gas reserves. Generally, we seek to follow the shape of the NYMEX strips for oil and natural gas, but at a discount to the strip. In periods of higher commodity prices, our discount from the strip is higher whereas in lower price periods our discount is lower. The price decks utilized in our engineering analyses are ratified by our Senior Credit Risk Management Committee. Borrowing base redeterminations occur every spring and fall, with the spring redeterminations completed prior to the end of the second quarter and fall determinations completed prior to the end of the fourth quarter.

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

Midstream loans outstanding comprised 67.1% of outstanding energy loans as of March 31, 2021, compared to 65.1% of outstanding energy loans as of December 31, 2020. We have strategically increased Midstream lending as a percent of our total energy lending over time, up from 30.8% as of December 31, 2014. Midstream lending is generally to customers who handle the gathering, treating and processing, storage or transportation of oil and gas. These customers’ businesses are generally less commodity price sensitive than other energy segments given the nature of their fee-based revenue streams. Most of the midstream portfolio experienced volume declines associated with weak energy demand because of COVID. Essentially all shut-in volumes came back online very quickly, and we continue to see a gradual increase in global energy demand since those initial declines at the outset of the pandemic. The majority of the portfolio is backed by large, energy focused private equity funds and operated by highly experienced management teams with long term relationships and track records with Cadence Midstream bankers. Underwriting guidelines for the Midstream portfolio generally require a first lien on all assets as collateral.

Energy Services loans outstanding comprised 14.0% of outstanding energy loans as of March 31, 2021, compared to 14.4% of outstanding energy loans as of December 31, 2020. This category of lending has remained a low percentage of our total energy lending over time, down slightly from 17.5% as of December 31, 2014. Energy Services lending targets oilfield service companies that provide equipment and services used in the exploration for and extraction of oil and natural gas. Customers consist of a wide variety of businesses, including production equipment manufacturers, chemical sales, water transfer, rig equipment and other early and late stage services companies. We have limited exposure to drilling, and a majority of our exposure is in ongoing well production.

Specialized Lending. The following table presents our specialized lending portfolio by category as of the dates presented.

Table 15 – Specialized Lending Portfolio

	Amortized Cost		As of March 31, 2021
(In thousands)	March 31, 2021	December 31, 2020	Unfunded Commitments
Restaurant	$924,314	$971,662	$200,884
Healthcare	526,552	547,491	142,250
Technology	398,185	437,529	85,919
Total specialized lending	$1,849,051	$1,956,682	$429,053

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

Restaurant loans outstanding decreased by $47.3 million or 4.9% compared to December 31, 2020 due to $14.8 million decline in PPP loans, with the remaining $32.5 million decline driven by net paydowns as a result of strategic declines in the portfolio. In the restaurant sector, we focus on major franchisees and the operating companies of “branded” restaurant concepts. Our restaurant group focuses on top tier operators in restaurant operating companies and franchisee restaurants in nationwide markets. The portfolio includes approximately 70% to Quick Service Restaurants (“QSRs”), 5% to Fast Casual, 20% to Full-Service and 5% to Other. Although the Restaurant sector has experienced increases in nonperforming loans and charge-offs during 2020, our portfolio has seen meaningful improvements in credit quality during the first quarter of 2021. Dining room closures and restrictions have required restaurants to adjust their business and labor models accordingly, although many of our QSR customers are experiencing meaningful drive-through and pick-up business. Our Full-Service portfolio is the most stressed segment of the portfolio with continued uncertainty and inconsistencies in dining-room re-openings or capacity across the country.

Healthcare loans outstanding decreased by $20.9 million or 3.8% with the majority of this decrease due to $14.2 million decline in PPP loans. Healthcare loans comprised 28.5% of total specialized lending at March 31, 2021, compared to 28.0% at December 31, 2020. Our healthcare portfolio focuses on middle-market healthcare providers generally with a diversified payor mix.

Technology loans outstanding decreased by $39.3 million or 9.0% due in part to $4.9 million decline in PPP loans, and comprised 21.5% of total specialized lending at March 31, 2021, compared to 22.4% at December 31, 2020. Our technology portfolio focuses on the technology sub-segments of software and services, network and communications infrastructure, and internet and mobility applications.

Commercial Real Estate. Commercial real estate (“CRE”) loans increased by $60.1 million or 2.1% since December 31, 2020. CRE loans represented 24.0% of the total loan portfolio as of March 31, 2021, compared to 22.9% of total loans as of December 31, 2020. Our CRE loan segment includes loans which are secured by a variety of property types, including multi-family dwellings, office buildings, industrial properties, and retail facilities. The Company offers construction financing, acquisition or refinancing of properties primarily located in or owned by sponsors in our markets in Texas and the southeast United States. Our CRE lending team is a group of experienced relationship managers focusing on construction and income producing property lending which generally have property or sponsors located in our geographic footprint. CRE loans are secured by a variety of property types, including multi-family dwellings, office buildings, industrial properties, and retail facilities.

Included in our CRE portfolio are hospitality loans totaling approximately $261 million at March 31, 2021, representing 60 relationships, or an average outstanding balance of $4.4 million. This portfolio has been significantly affected by COVID-19 with approximately $39 million in ACL attributable to the portfolio (see “—Provision for Credit Losses,” “—Asset Quality” and “—Allowance for Credit Losses”). These credits consist of predominantly long-term relationships with experienced operators and are geographically in-footprint, primarily in local markets demonstrating resiliency in past economic cycles. Additionally, the portfolio is Hilton and Marriott family flag centric: primarily limited service/smaller properties with lower fixed cost structure and limited to no exposure to luxury, big box, heavy food and beverage dependent properties and no conference centers. With the significant reduction in services and labor, breakeven occupancy is now meaningfully lower than historical levels. The weighted average loan-to-value ratio for the hospitality portfolio was approximately 52% at origination (excludes SBA loans).

Consumer. Consumer loans decreased by $90.9 million or 3.6% from December 31, 2020. Consumer loans represented 19.9% of total loans at March 31, 2021, compared to 20.1% of total loans at December 31, 2020. We originate residential real estate mortgages that are held for investment as well as held for sale in the secondary market. Approximately 14.1% of the consumer portfolio relates to acquired portfolios, compared to 14.8% as of December 31, 2020. Our originated consumer loan portfolio totaled $2.1 billion as of March 31, 2021, compared to $2.2 billion as of December 31, 2020.

Concentrations of Credit. We closely and consistently monitor our concentrations of credit. Individual concentration limits are assessed and established, as needed, on a quarterly basis and measured as a percentage of risk-based capital. All concentrations greater than 25% of risk-based capital require a concentration limit, which are monitored and reported to the Board of Directors on at least a quarterly basis. In addition to the specialized industries, energy, and CRE segments in the loan portfolio, we manage concentration limits for other loans, such as leveraged loans, and non-specialized enterprise value loans. We evaluate the appropriateness of our underwriting standards in response to changes in national and regional economic conditions, including energy prices, interest rates, real estate values, and employment levels. Underwriting standards and credit monitoring activities are assessed and enhanced in response to changes in these conditions.

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

The following table presents our SNC portfolio by portfolio segment and class of financing receivable.

Table 16 – Shared National Credits

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amortized Cost	% of SNC Portfolio	Amortized Cost	% of SNC Portfolio
Commercial and industrial
General C&I	$892,485	38.4%	$866,287	37.3%
Energy	754,865	32.5	757,514	32.6
Restaurant	392,217	16.8	414,492	17.9
Healthcare	53,779	2.3	43,782	1.9
Total commercial and industrial	2,093,346	90.0	2,082,075	89.7
Commercial real estate
Industrial, retail, and other	163,882	7.0	172,367	7.4
Office	68,278	3.0	65,817	2.9
Total commercial real estate	232,160	10.0	238,184	10.3
Total shared national credits	$2,325,506	100.0%	$2,320,259	100.0%
As a % of total loans	18.8%		18.2%

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

Under the PPP, eligible small businesses could apply to an SBA-approved lender for a loan that does not require collateral or personal guarantees. Loans issued prior to June 5, 2020 mature in two years unless otherwise modified and loans issued after June 5, 2020 mature in five years. However, they are eligible for forgiveness (in full or in part, including any accrued interest) under certain conditions. All borrowers are required to retain the supporting documents for six years. For loans (or parts of loans) that are forgiven, the lender will collect the forgiven amount from the U.S. government. The average amount of each PPP loan outstanding was approximately $212 thousand at March 31, 2021.

The PPP loans have a 1% fixed interest rate and produced an annualized yield of 2.95% for the first quarter of 2021 due to the amortization of net deferred loan fees.

The following table presents our PPP loans by portfolio segment and class of financing receivable.

Table 17 – Paycheck Protection Program

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amortized Cost	% of PPP Portfolio	Amortized Cost	% of PPP Portfolio
Commercial and industrial
General C&I	$555,274	68.8%	$648,458	69.1%
Energy
E&P	6,782	0.8	8,814	0.9
Midstream	12,527	1.6	15,704	1.7
Energy services	48,203	6.0	51,710	5.5
Restaurant	119,662	14.8	134,454	14.4
Healthcare	64,897	8.0	79,120	8.4
Total commercial and industrial	807,345	100.0	938,260	100.0
Total PPP loans	$807,345	100.0%	$938,260	100.0%
As a % of total loans	6.5%		7.4%

Asset Quality

We focus on asset quality strength through robust underwriting, proactive monitoring and reporting of the loan portfolio and collaboration between the lines of business, credit risk and enterprise risk management.

Credit risk is governed and reported up to the Board of Directors primarily through our Senior Credit Risk Management Committee (the “SCRMC”). The SCRMC reviews credit portfolio management information such as problem loans, delinquencies, concentrations of credit, asset quality trends, portfolio analysis, exception management, policy updates and changes, and other relevant information. Further, both the Senior Loan Committee and Credit Transition Committee, the primary channels for credit approvals, report up through the SCRMC. The approval of our Senior Loan Committee is generally required for aggregate loan relationships totaling more than $5.0 million. For aggregate loan relationships totaling more than $5.0 million that are risk rated 10 or worse, approval of the Credit Transition Committee is generally required. There is a credit executive assigned to each line of business who holds the primary responsibility for the approval process outside of the loan approval committees. Our Board of Directors receives information concerning asset quality measurements and trends on a periodic basis.

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

Under our dual credit risk rating (“DCRR”) system, it is our policy to assign risk ratings to all commercial loan (C&I and CRE) exposures using our internal credit risk rating system. The assignment of loan risk ratings is the primary responsibility of the lending officer concurrent with approval from the credit officer reviewing and recommending approval of the credit. The assignment of commercial risk ratings is completed on a transactional basis using scorecards. We use a total of nine different scorecards that accommodate various areas of lending. Each scorecard contains two main components: probability of default (“PD”) and loss given default (“LGD”). The PD rating is used as our risk grade of record. Loans with PD ratings of 1 through 8 are loans that the we rate internally as “Pass.” Loans with PD ratings of 9 through 13 are rated internally as “Criticized” and represent loans for which one or more potential or defined weaknesses exists. Loans with PD ratings of 10 through 13 are also considered “Classified” and represent loans for which one or more defined weaknesses exist. These classifications are consistent with regulatory guidelines.

Consumer purpose loan risk classification is assigned in accordance with the Uniform Retail Credit Classification, based on delinquency and accrual status.

An important aspect of our assessment of risk is the ongoing completion of periodic risk rating reviews. As part of these reviews, we seek to review the risk ratings of each facility within a customer relationship and may recommend an upgrade or downgrade to the risk ratings. Our policy is to review two times per year all customer relationships with an aggregate exposure of $10.0 million or greater as well as all SNC. Additionally, all customer relationships with an aggregate exposure of $2.5 million to $10.0 million are reviewed annually. Further, customer relationships with an aggregate exposure of $2.5 million and greater with pass/watch risk rating (defined as a borderline risk credit representing the weakest pass risk rating) are reviewed quarterly. This threshold is reduced to $1.0 million in the fourth quarter of each year. Customer relationships with an aggregate exposure of $2.5 million and greater with criticized risk ratings are reviewed quarterly. Additionally, customer relationships with an aggregate exposure of $5.0 million and greater with classified risk ratings are reviewed intra-quarter on a monthly basis. Certain relationships are exempt from risk reviews, such as relationships where our exposure is cash-secured.

Nonperforming Assets

Nonperforming assets (“NPA”) primarily consist of nonperforming loans (“NPL”) and other assets acquired through any means in full or partial satisfaction of a debt previously contracted. The following table presents all nonperforming assets and additional asset quality data for the dates indicated.

Table 18 – Nonperforming Assets

(Dollars in thousands)	March 31, 2021	December 31, 2020
Nonperforming loans(1)
Commercial and industrial
General C&I	$21,222	$34,363
Energy	34,212	20,241
Restaurant	37,874	53,856
Healthcare	845	950
Total commercial and industrial	94,153	109,410
Commercial real estate
Industrial, retail, and other	6,178	7,301
Multifamily	—	—
Office	8,668	7,258
Total commercial real estate	14,846	14,559
Consumer
Residential	14,361	14,029
Other	3	4
Total consumer	14,364	14,033
Total nonperforming loans	123,363	138,002
Foreclosed OREO and other NPA
Foreclosed OREO	1,728	1,728
Net profits interests	3,282	3,282
Repossessed assets	14,115	14,778
Total foreclosed OREO and other NPA	19,125	19,788
Total nonperforming assets	$142,488	$157,790
NPL as a percentage of total loans	1.00%	1.08%
NPA as a percentage of loans plus OREO/other	1.15%	1.24%
NPA as a percentage of total assets	0.76%	0.84%
Total accruing loans 90 days or more past due	$1,399	$13,880

(1) Nonperforming loans do not include nonperforming loans held for sale of $3.4 million and $0.2 million at March 31, 2021 and December 31, 2020, respectively.

Nonperforming Loans. Commercial loans, including small business loans, are generally placed on nonaccrual status when principal or interest is past due 90 days or more unless the loan is well secured and in the process of collection, or when the loan is specifically determined to be impaired. When a commercial loan is placed on nonaccrual status, interest accrued but not received is generally reversed against interest income. Of the total nonperforming loans at March 31, 2021, approximately 60.8% are current on their contractual payments.

Consumer loans, including residential first and second lien loans secured by real estate, are generally placed on nonaccrual status when they are 120 or more days past due. When a consumer loan is placed on nonaccrual status, interest accrued but not received is generally reversed against interest income.

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured under the terms of the loan or, if applicable, under the terms of the restructured loan. For the three months ended March 31, 2021 and 2020, an immaterial amount of contractual interest paid was recognized on the cash basis.

Our nonperforming loans have decreased to 1.00% of our loan portfolio as of March 31, 2021, compared to 1.08% of our loan portfolio as of December 31, 2020 and reflects COVID-driven stress on the portfolio, particularly in energy, restaurant and CRE, including hospitality.

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

The balance of foreclosed OREO was $1.7 million as of March 31, 2021 and consisted of five properties, consistent with December 31, 2020, with the majority related to foreclosures within our acquired loan portfolio. Included in loans are $1.6 million of consumer loans secured by single family residential real estate that are in process of foreclosure at March 31, 2021 and December 31, 2020. We have ceased foreclosure activities on residential real estate due to the COVID-19 pandemic. Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. There were no additions to OREO resulting from foreclosure or repossession from a SNC during the three months ended March 31, 2021 and 2020.

In 2016, we received net profits interests (“NPI”) in certain oil and gas reserves related to two energy credit bankruptcies that were charged-off in 2016. We recorded the NPI at estimated fair value using a discounted cash flow analysis applied to the expected cash flows from the producing developed wells. We sold one NPI during 2018. The remaining NPI balance was $3.3 million as of March 31, 2021, consistent with December 31, 2020. In addition, during the first quarter of 2020, we received assets of $4.3 million in the form of limited partnerships units related to two SNC energy credit bankruptcies and $6.3 million in inventory in a general C&I bankruptcy. During the second quarter of 2020, we charged off $2.0 million of these limited partnership assets. Other NPA also includes limited partnership units we received in the third quarter of 2020, representing an approximately eleven-percent ownership interest valued at $8.1 million related to a general C&I credit where the underlying assets of consumer receivables securing the loan were transferred to liquidating trusts.

Past Due 90 Days and Accruing. We classify certain loans with principal or interest past due 90 days or more as accruing loans if those loans are well secured and in the process of collection or are specifically determined to be impaired as accruing loans. As of March 31, 2021, approximately 30% of these loans are within the acquired residential portfolio, compared to 28% as of December 31, 2020. These loans are monitored on a monthly basis by both the lines of business and credit administration.

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

All TDRs are reported as impaired. An impaired classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. Nonperforming loans and impaired loans have unique definitions. Some loans may be included in both categories, whereas other loans may only be included in one category.  There were no SNCs designated as TDRs as of March 31, 2021 or December 31, 2020.

The following table provides information regarding loans that were modified into TDRs for the periods indicated.

Table 19 – Loans Modified into TDRs

	For the Three Months Ended March 31,
	2021		2020
(Dollars in thousands)	Number of TDRs	Amortized Cost(1)	Number of TDRs	Amortized Cost(1)
Commercial and industrial
General C&I	—	$—	4	$33,339
Energy	—	—	1	8,105
Restaurant	—	—	2	24,247
Commercial real estate
Industrial, retail, and other	1	2,362	—	—
Total	1	$2,362	7	$65,691

(1) There was zero and less than $0.1 million of net accrued interest receivable recorded on the loan balances above as of March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021 and 2020, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date. During the three months ended March 31, 2021, approximately $289 thousand in charge-offs were taken related to one energy loan that was modified into a TDR during the same period. During the three months ended March 31, 2020, approximately $6.8 million in charge-offs were taken related to one general C&I loan that was modified into a TDR during the same period.

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

As of March 31, 2021, the Company had active payment deferrals totaling $96.9 million compared to $179.3 million at December 31, 2020. As of March 31, 2021, $83.6 million of restructured loans were exempt from the accounting guidance for TDRs, which includes $36.8 million of loans included in the COVID-19 related loan payment deferral total.  The Company believes additional loans may be restructured because of COVID-19 in the next twelve-months where the exemption from TDR accounting may be elected.

Potential Problem Loans. Potential problem loans represent loans that are currently performing, but for which available information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the repayment terms in the future and which may result in the classification of such loans as nonperforming at some time in the future. These loans are not included in the amounts of nonaccrual or restructured loans presented above but there is a reasonable possibility that they may become nonperforming before the end of the second quarter 2021. We cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, become restructured, or require increased allowance coverage and provision for credit losses. We have identified approximately $48.1 million in credits as potential problem loans at March 31, 2021. Any potential problem loans would be assessed for loss exposure consistent with the methods described in Notes 1 and 3 to our Consolidated Financial Statements.

We expect the levels of nonperforming assets and potential problem loans to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with our degree of success in resolving problem assets. We seek to take a proactive approach with respect to the identification and resolution of problem loans.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) is maintained at a level that management believes is adequate to absorb expected credit losses on loans in the loan portfolio as of the reporting date. On January 1, 2020 we adopted CECL which replaces the incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Events that are not within our control, such as changes in economic conditions, could change after the reporting date and could cause increases or decreases to the ACL. The amount of the allowance is affected by loan charge-offs, which decrease the allowance; recoveries on loans previously charged off, which increase the allowance; and the provision for credit losses charged to earnings, which increases the allowance (see Notes 1 and 3 to the Consolidated Financial Statements). This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change.

Total ACL as of March 31, 2021 was $308.0 million or 2.49% of total loans (net of unearned discounts and fees) of $12.4 billion. Excluding PPP loans, the ACL was 2.67% of total loans at March 31, 2021. This compares with $367.2 million on total loans of $12.7 billion or 2.89% of total loans at December 31, 2020. Excluding PPP loans, the ACL was 3.12% of total loans at December 31, 2020. The provision for credit losses was a release of $48.3 million for the quarter which reflects both improvements in credit quality and the economic forecast used in our ACL model. Our estimate of the ACL used the baseline scenario provided by a nationally recognized service, as adjusted for consideration of certain qualitative and environmental factors. These adjustments consider, among other factors, risk attributes of each portfolio, relevant third-party research, and energy prices. Loan charge-offs recognized during 2021 are lower than 2020 as a result of improved levels of nonperforming and criticized loans that has occurred primarily in C&I – Restaurant and CRE – Hospitality classes (see “—Provision for Credit Losses”).

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

Table 20 – Allocation of Allowance for Credit Losses

	Allowance for Credit Losses		Percent of ACL to Each Category of Loans		Percent of Loans in Each Category to Total Loans
(Dollars in thousands)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Commercial and industrial	$165,371	$187,365	2.39%	2.58%	56.03%	57.01%
Commercial real estate	111,410	141,187	3.75%	4.85%	24.04%	22.90%
Consumer	31,256	38,608	1.27%	1.51%	19.93%	20.09%
Total allowance for credit losses	$308,037	$367,160	2.49%	2.89%	100.00%	100.00%

As of March 31, 2021, $165.4 million or 53.7% of our ACL is attributable to our C&I loan segment compared to $187.4 million or 51.0% as of December 31, 2020. The ACL as a percentage of the C&I portfolio was 2.39% as of March 31, 2021 compared to 2.58% as of December 31, 2020. The Energy and Restaurant portfolios experienced significant stress as a result of COVID-19. Approximately 48% of the C&I ACL is attributable to these portfolios, however energy prices have stabilized recently, and a majority of the shut-ins and curtailments have come back online. Revenues in the restaurant industry have increased from prior quarters, however, full-service segments continue to experience greater stress than the QSR/fast casual segments.

As of March 31, 2021, $111.4 million or 36.2% of our ACL is attributable to the CRE loan segment, compared to $141.2 million or 38.5% as of December 31, 2020. The CRE ACL as a percentage of the CRE loan segment decreased to 3.75% as of March 31, 2021 from 4.85% as of December 31, 2020. Approximately 35% of the CRE ACL is attributable to our hospitality portfolio, as the hotel industry continues to experience lower average occupancy rates as a result of COVID, although credit quality has improved in this sector. The ACL for our $261.4 million CRE – Hospitality portfolio decreased to 14.8% of total loans at March 31, 2021 compared 19.5% at December 31, 2020.

As of March 31, 2021, $31.3 million or 10.1% of our ACL is attributable to the Consumer loan segment compared to $38.6 million or 10.5% as of December 31, 2020. The Consumer ACL as a percentage of the Consumer portfolio decreased to 1.27% as of March 31, 2021 from 1.51% as of December 31, 2020.

As of March 31, 2021, $50.1 million or 16.3% of the total ACL was attributable to SNC loans compared to $59.8 million or 16.3% as of December 31, 2020. The ACL methodology is consistent whether or not a loan is a SNC.

During the three months ended March 31, 2021, we recorded net charge-offs of $12.1 million, or 0.39% annualized of average loans, compared to $32.5 million, or 0.99% annualized of average loans for the three months ended March 31, 2020. The current quarter charge-offs included: $11.2 million related to General C&I credits ($0.1 million SNC), $2.4 million related to Energy credits, $0.5 million related to Healthcare credits, and $0.4 million in CRE credits, including $0.2 million related to hospitality.

The following tables summarize certain information with respect to our ACL on the total loan portfolio and the composition of charge-offs and recoveries for the periods indicated.

Table 21 – Allowance for Credit Losses Rollforward

	For the Three Months Ended March 31, 2021
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Total Allowance for Credit Losses
As of December 31, 2020	$187,365	$141,187	$38,608	$367,160
Provision (release) for loan losses	(9,594)	(29,481)	(7,940)	(47,015)
Charge-offs	(14,124)	(401)	(146)	(14,671)
Recoveries	1,724	105	734	2,563
As of March 31, 2021	$165,371	$111,410	$31,256	$308,037

Loans at end of period, net of unearned income				$12,365,334
Average loans, net of unearned income				12,651,585
Ratio of ending allowance to ending loans				2.49%
Ratio of net charge-offs to average loans(1)				0.39
Net charge-offs as a percentage of:
Provision (release) for loan losses				(25.75)
Allowance for credit losses(1)				15.94
ACL as a percentage of NPL				249.70

(1) Annualized.

	For the Three Months Ended March 31, 2020
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Total Allowance for Credit Losses
As of December 31, 2019	$89,796	$15,319	$14,528	$119,643
Cumulative effect of the adoption of CECL	32,951	20,599	22,300	75,850
As of January 1, 2020	122,747	35,918	36,828	195,493
Provision for loan losses	63,684	17,798	756	82,238
Charge-offs	(31,987)	(478)	(633)	(33,098)
Recoveries	141	180	292	613
As of March 31, 2020	$154,585	$53,418	$37,243	$245,246

Loans at end of period, net of unearned income				$13,392,191
Average loans, net of unearned income				13,161,371
Ratio of ending allowance to ending loans				1.83%
Ratio of net charge-offs to average loans(1)				0.99
Net charge-offs as a percentage of:
Provision for loan losses				39.50
Allowance for credit losses(1)				53.27
ACL as a percentage of NPL				153.61

(1) Annualized.

Total criticized loans at March 31, 2021 were $816.3 million or 6.60% of total loans as compared to $871.7 million or 6.85% at December 31, 2020. The linked quarter decrease was primarily in Restaurant, Energy, Healthcare, and CRE – Hospitality. The level of criticized loans in the loan portfolio is presented in the following tables as of March 31, 2021 and December 31, 2020.

Table 22 – Criticized Loans

	As of March 31, 2021
(Amortized cost in thousands)	Special Mention	Substandard	Doubtful	Total Criticized
Commercial and industrial
General C&I	$40,518	$117,658	$4,334	$162,510
Energy	73,333	148,099	16,717	238,149
Restaurant	50,619	126,536	4,778	181,933
Healthcare	1,953	15,258	—	17,211
Total commercial and industrial	166,423	407,551	25,829	599,803
Commercial real estate
Industrial, retail, and other	25,206	39,503	—	64,709
Hospitality(1)	31,097	85,395	—	116,492
Multifamily	90	1,425	—	1,515
Office	5,699	13,774	—	19,473
Total commercial real estate	62,092	140,097	—	202,189
Consumer
Residential	—	14,286	—	14,286
Other	—	37	—	37
Total consumer	—	14,323	—	14,323
Total(2)	$228,515	$561,971	$25,829	$816,315

(1) Hospitality balances have historically been included in Industrial, retail, and other.
(2) Criticized loans do not include loans held for sale of $3.6 million.

	As of December 31, 2020
(Amortized cost in thousands)	Special Mention	Substandard	Doubtful	Total Criticized
Commercial and industrial
General C&I	$61,910	$90,896	$12,583	$165,389
Energy	93,708	150,810	8,115	252,633
Restaurant	55,141	133,709	6,987	195,837
Healthcare	761	29,614	—	30,375
Total commercial and industrial	211,520	405,029	27,685	644,234
Commercial real estate
Industrial, retail, and other	35,992	26,540	—	62,532
Hospitality(1)	54,449	83,460	—	137,909
Multifamily	90	198	—	288
Office	4,863	7,843	—	12,706
Total commercial real estate	95,394	118,041	—	213,435
Consumer
Residential real estate	—	14,023	—	14,023
Other	—	4	—	4
Total consumer	—	14,027	—	14,027
Total(2)	$306,914	$537,097	$27,685	$871,696

(1) Hospitality balances were previously reported in Industrial, retail, and other but have been reclassified to match current period presentation.
(2) Criticized loans do not include loans held for sale of $0.4 million.

Deposits. Deposits at March 31, 2021 totaled $16.1 billion, an increase of $77.0 million or 0.5% compared to December 31, 2020. Our core deposits (total deposits less brokered deposits) increased $183.8 million, or 1.2%, compared to December 31, 2020. The increase was due to growth in noninterest-bearing deposits and savings, which was offset by the reductions in interest-bearing demand accounts and time deposits. The reduction in interest-bearing demand accounts was due to seasonal fluctuations related to taxes on certain municipal deposit accounts. The reduction in time deposit accounts was due to customers opting for interest-bearing and savings accounts in the current environment. We continued to lower our interest rates on deposits for the three months ended March 31, 2021, resulting in a cost of total deposits of 0.20% compared to 0.96% for the same period of 2020. Additionally, noninterest-bearing deposits as a percent of total deposits increased to 34.4% at March 31, 2021 from 31.4% at December 31, 2020.

The following table illustrates the growth in our deposits during the periods indicated:

Table 23 – Deposits

			Percent to Total
(Dollars in thousands)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	Percentage Change
Noninterest-bearing demand	$5,556,217	$5,033,748	34.4%	31.4%	10.4%
Interest-bearing demand	8,076,945	8,434,041	50.1	52.5	(4.2)
Savings	396,061	343,441	2.5	2.1	15.3
Time deposits less than $100,000	868,475	976,683	5.4	6.1	(11.1)
Time deposits greater than $100,000	1,231,501	1,264,332	7.6	7.9	(2.6)
Total deposits	$16,129,199	$16,052,245	100.0%	100.0%	0.5%
Total brokered deposits (included above)	$500,399	$607,284	3.1%	3.8%	(17.6)%

Domestic time deposits $250,000 and over were $480.2 million and $486.3 million at March 31, 2021 and December 31, 2020, respectively. These amounts represented 3.0% of total deposits at both March 31, 2021 and December 31, 2020.

The following tables set forth our average deposits and the average rates expensed for the periods indicated:

Table 24 – Average Deposits/Rates

	Three Months Ended March 31,
	2021		2020
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
(Dollars in thousands)	Outstanding	Paid	Outstanding	Paid
Noninterest-bearing demand	$5,356,120	—%	$3,658,612	—%
Interest-bearing deposits:
Interest-bearing demand	8,275,895	0.18	8,121,641	1.07
Savings	353,826	0.12	272,444	0.47
Time deposits	2,214,790	0.78	2,521,917	2.03
Total interest-bearing deposits	10,844,511	0.30%	10,916,002	1.28%
Total average deposits	$16,200,631	0.20%	$14,574,614	0.96%

Borrowings

The following is a summary of our borrowings for the periods indicated:

Table 25 – Borrowings

(In thousands)	March 31, 2021	December 31, 2020
Advances from FHLB	$100,000	$100,000
Senior debt	49,994	49,986
Subordinated debt	143,575	183,344
Junior subordinated debentures	37,694	37,637
Notes payable	1,721	1,702
Total borrowings	$332,984	$372,669
Average total borrowings - YTD	$363,046	$389,275

At March 31, 2021, the outstanding advance from the FHLB was a long-term convertible advance.

On March 11, 2021, we called the $40 million fixed-to-floating rate subordinated notes due on March 11, 2025.

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

Shareholders’ Equity

As of March 31, 2021 and December 31, 2020, our ratio of shareholders’ equity to total assets was 11.13% and 11.34%, respectively, and we had tangible common equity ratios of 10.6% and 10.7%, respectively. Shareholders’ equity was $2.1 billion at March 31, 2021, a decrease of $28.6 million from December 31, 2020. The decrease primarily resulted from a decrease of $86.9 million in other comprehensive income and from the repurchase of 1.6 million shares of common stock totaling $30.0 million as part of our common share repurchase program, partially offset by net income of $106.4 million.

In January 2021, our previously approved share repurchase program expired. On January 21, 2021, our Board of Directors authorized a new share repurchase program providing for an aggregate purchase price of up to $200 million, subject to regulatory approvals, which were received. At March 31, 2021, we had repurchased 1.6 million shares of common stock at an average price of $19.06. Given the previously announced pending merger with BancorpSouth, the stock buyback activity has been placed on hold.

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

During 2020, the federal banking agencies issued a final rule to delay the estimated impact on regulatory capital stemming from the adoption of CECL. The agencies granted this relief to allow institutions to focus on lending to customers in light of the strains on the U.S economy due to COVID-19, while also maintaining the quality of regulatory capital. Under the final rule, 100% of the Day-1 impact of the adoption of CECL and 25% of subsequent provisions for credit losses (“Day 2 impacts”) will be deferred over a two-year year period ending January 1, 2022. At that point, the amount will be phased into regulatory capital on a pro rata basis over a three-year period ending January 1, 2025.

At March 31, 2021, our regulatory capital ratios exceeded the requirements discussed above. Our actual regulatory capital ratios as of the dates indicated are presented in the following table:

Table 26 – Regulatory Capital

	Consolidated Company		Bank
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Tier 1 leverage	10.9%	10.9%	11.0%	11.3%
Common equity tier 1 capital	14.2	14.0	14.0	14.1
Tier 1 risk-based capital	14.2	14.0	14.3	14.5
Total risk-based capital	16.7	16.7	15.8	15.9

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

The holding company had $183.5 million in cash on hand as of March 31, 2021 and has $50 million in senior debt that matures in June 2021. While the holding company cash level is currently significant, the holding company does not generate income on a stand-alone basis, and other than raising cash from capital or debt markets, the holding company’s future cash level is dependent upon receiving dividends from the Bank. Additionally, on July 24, 2020, the Federal Reserve amended its supervisory guidance and regulations addressing dividends from bank holding companies to require consultation with the Federal Reserve prior to paying a dividend that exceeds earnings for the period for which the dividend is being paid.

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

As of March 31, 2021, all our liquidity measures were within our established guidelines.

The goal of liquidity management is to ensure that we maintain adequate funds to meet changes in loan demand or any deposit withdrawals. Additionally, we strive to maximize our earnings by investing our excess funds in securities and other assets. To meet our short-term liquidity needs, we seek to maintain a targeted cash position and have borrowing capacity through many wholesale sources including the FHLB, correspondent banks, and the Federal Reserve Bank. At March 31, 2021, we had $889.9 million of borrowing availability at the FHLB. To meet long-term liquidity needs, we additionally depend on the repayment of loans, sales of loans, term wholesale borrowings, brokered deposits, and the maturity or sale of investment securities.

As a result of the economic environment resulting from COVID-19, we experienced elevated levels of liquidity from an increase in deposits and the decline in our core loans. We anticipate these elevated levels to continue in the near future until the markets in which we operate return to a more normalized economic environment.

Maturities of Time Deposits

The aggregate amount of time deposits in denominations of $100,000 or more as of March 31, 2021 and December 31, 2020, was $1.23 billion and $1.26 billion, respectively.

At March 31, 2021, the scheduled maturities of time deposits greater than $100,000 were as follows:

Table 27 – Time Deposit Maturity Schedule

	March 31, 2021
(Dollars in thousands)	Amount	Weighted Average Interest Rate
Under 3 months	$365,467	0.77%
3 to 6 months	298,342	0.74
6 to 12 months	449,027	0.55
12 to 24 months	104,261	0.57
24 to 36 months	7,142	1.02
36 to 48 months	5,264	0.86
Over 48 months	1,998	0.34
Total	$1,231,501	0.67%

Cash Flow Analysis

Cash and cash equivalents

At March 31, 2021, we had $1.9 billion in cash and cash equivalents on hand, a decrease of $165.4 million or 8.1% from our cash and cash equivalents of $2.1 billion at December 31, 2020. At March 31, 2021, our cash and cash equivalents comprised 10.0% of total assets compared to 11.0% at December 31, 2020. We monitor our liquidity position and increase or decrease our short-term liquid assets as necessary, however, as a result of the current environment, with the increase in deposits, we experienced elevated levels of liquidity. We anticipate these elevated levels to continue in the near future until we reach a more normalized environment.

2021 vs 2020

Operating activities provided $78.0 million in the three months ended March 31, 2021 compared to providing $409.3 million in the three months ended March 31, 2020. The decrease in operating funds during the three months ended March 31, 2021 compared to 2020 was due to proceeds received of $368.6 million from the termination of the interest rate collar in the first quarter of 2020, $95.3 million related to originations of loans held for sale, and a provision release of $48.3 million. This was offset by $104.1 million from proceeds from paydowns and sales of loans held for sale.

Investing activities during the three months ended March 31, 2021 used net funds of $231.5 million, primarily due to $970.6 million in purchases of available-for-sale securities. This was partially offset by $355.4 million in net loan funding, $255.3 million in proceeds from maturities, calls, and paydowns of securities available-for-sale, and $118.7 million in proceeds from sales of securities available-for-sale. This compares to investing activities during the three months ended March 31, 2020 that used $483.3 million of net funds, primarily due to $240.7 million in purchases of available-for-sale securities and $436.8 million in net loan funding. This was offset by $113.4 million from proceeds from maturities, calls, and paydowns of securities available-for-sale, $46.9 million from proceeds from sale of loans held for sale, and $37.9 million from proceeds from sales of securities available-for-sale.

Financing activities during the three months ended March 31, 2021 used net funds of $11.9 million, due to the purchase of $30.0 million in our common stock, dividends of $18.9 million, and repayment of subordinate debt of $40.0 million. This was partially offset by a net increase of $77.0 million in deposits. The increase in deposits was driven by customers maintaining higher levels of liquidity and broad impacts from the financial stimulus. This compares to financing activities during the three months ended March 31, 2020 that used $305.4 million in funds primarily due to a decrease in deposits of $253.3 million, purchase of $30.0 million in our common stock, and dividends of $22.1 million.

NON-GAAP FINANCIAL MEASURES

We identify “efficiency ratio,” “adjusted efficiency ratio,” “adjusted noninterest expense,” “adjusted noninterest income,” “adjusted operating revenue,” “tangible common equity,” “tangible common equity ratio,” “return on average tangible common equity,” “adjusted return on average tangible common equity,” “tangible book value per share,” “adjusted return on average assets,” “adjusted net income,” “adjusted net income allocated to common stock,” “tangible net income,” “adjusted tangible net income,” “adjusted diluted earnings per share” and “adjusted pre-tax pre-provision net revenue” as “non-GAAP financial measures.” In accordance with the SEC’s rules, we identify certain financial measures as non-GAAP financial measures if such financial measures exclude or include amounts in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles (“GAAP”) in effect in the United States in our statements of operations, balance sheet, or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures, ratios or statistical measures calculated using exclusively financial measures calculated in accordance with GAAP.

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

The following table is a reconciliation of each of our Non-GAAP measures to the most directly comparable GAAP financial measure:

Table 28 – Non-GAAP Financial Measures

	As of and for the Three Months Ended		As of and for the Year Ended
(In thousands, except share and per share data)	March 31, 2021	March 31, 2020	December 31, 2020
Efficiency ratio
Noninterest expenses (numerator)	$97,822	$537,653	$826,464
Net interest income	$142,748	$153,468	$618,966
Noninterest income	43,696	35,069	307,355
Operating revenue (denominator)	$186,444	$188,537	$926,321
Efficiency ratio	52.47%	285.17%	89.22%
Adjusted efficiency ratio
Noninterest expenses	$97,822	$537,653	$826,464
Less: non-cash goodwill impairment charge	—	443,695	443,695
Less: merger related expenses	—	1,282	3,386
Less: expenses related to COVID-19 pandemic	—	122	1,777
Adjusted noninterest expenses (numerator)	$97,822	$92,554	$377,606
Net interest income	$142,748	$153,468	$618,966
Noninterest income	43,696	35,069	307,355
Plus: impairment charge on branch building	—	—	538
Less: securities gains (losses), net	2,259	2,994	6,712
Adjusted noninterest income	41,437	32,075	301,181
Adjusted operating revenue (denominator)	$184,185	$185,543	$920,147
Adjusted efficiency ratio	53.11%	49.88%	41.04%
Tangible common equity ratio
Shareholders’ equity	$2,092,536	$2,113,543	$2,121,102
Less: goodwill and other intangible assets, net	(121,856)	(142,782)	(126,841)
Tangible common shareholders’ equity	1,970,680	1,970,761	1,994,261
Total assets	18,800,350	17,237,918	18,712,567
Less: goodwill and other intangible assets, net	(121,856)	(142,782)	(126,841)
Tangible assets	$18,678,494	$17,095,136	$18,585,726
Tangible common equity ratio	10.55%	11.53%	10.73%
Tangible book value per share
Shareholders’ equity	$2,092,536	$2,113,543	$2,121,102
Less: goodwill and other intangible assets, net	(121,856)	(142,782)	(126,841)
Tangible common shareholders’ equity	$1,970,680	$1,970,761	$1,994,261
Common shares outstanding	124,698,518	125,897,827	125,978,561
Tangible book value per share	$15.80	$15.65	$15.83

	As of and for the Three Months Ended		As of and for the Year Ended
(In thousands, except share and per share data)	March 31, 2021	March 31, 2020	December 31, 2020
Return on average tangible common equity
Average common equity	$2,085,712	$2,446,810	$2,171,826
Less: average intangible assets	(125,042)	(584,513)	(247,121)
Average tangible common shareholders’ equity	$1,960,670	$1,862,297	$1,924,705
Net income (loss)	$106,425	$(399,311)	$(205,527)
Plus: non-cash goodwill impairment charge, net of tax	—	412,918	412,918
Plus: intangible asset amortization, net of tax	3,809	4,261	16,416
Tangible net income	$110,234	$17,868	$223,807
Return on average tangible common equity(1)	22.80%	3.86%	11.63%
Adjusted return on average tangible common equity
Average tangible common shareholders’ equity	$1,960,670	$1,862,297	$1,924,705
Tangible net income	$110,234	$17,868	$223,807
Non-routine items:
Plus: merger related expenses	—	1,282	3,386
Plus: expenses related to COVID-19 pandemic	—	122	1,777
Plus: impairment loss on branch building	—	—	538
Less: securities gains (losses), net	2,259	2,994	6,712
Less: income tax effect of tax deductible non-routine items	(533)	(464)	(326)
Total non-routine items, after tax	(1,726)	(1,126)	(685)
Adjusted tangible net income	$108,508	$16,742	$223,122
Adjusted return on average tangible common equity(1)	22.44%	3.62%	11.59%
Adjusted return on average assets
Average assets	$18,837,133	$17,694,018	$18,199,726
Net income (loss)	$106,425	$(399,311)	$(205,527)
Return on average assets(1)	2.29%	(9.08)%	(1.13)%
Net income (loss)	$106,425	$(399,311)	$(205,527)
Plus: non-cash goodwill impairment charge, net of tax	—	412,918	412,918
Total non-routine items, after tax	(1,726)	(1,126)	(685)
Adjusted net income	$104,699	$12,481	$206,706
Adjusted return on average assets(1)	2.25%	0.28%	1.14%
Adjusted diluted earnings per share
Diluted weighted average common shares outstanding	125,621,508	126,630,446	126,120,534
Net income (loss) allocated to common stock	$105,829	$(399,311)	$(205,527)
Plus: non-cash goodwill impairment, net of tax	—	412,918	412,918
Total non-routine items, after tax	(1,726)	(1,126)	(685)
Adjusted net income allocated to common stock	$104,103	$12,481	$206,706
Adjusted diluted earnings per share	$0.83	$0.10	$1.64
Adjusted pre-tax, pre-provision net revenue
Income (loss) before taxes	$136,884	$(432,545)	$(178,191)
Plus: provision (release) for credit losses	(48,262)	83,429	278,048
Plus: non-cash goodwill impairment	—	443,695	443,695
Plus: Total non-routine items before taxes	(2,259)	(1,590)	(1,011)
Adjusted pre-tax, pre-provision net revenue	$86,363	$92,989	$542,541
(1)	Annualized for the three months ended March 31, 2021 and 2020.

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

LIBOR Transition

One additional emerging risk related to IRR is the transition of the market from LIBOR to an alternative benchmark index. We have formed a cross-functional project team to manage the assessment, identification, and resolution of risks and potential issues related to the transition from LIBOR to a replacement index. This team reports to the ALCO and Enterprise Risk Management Committee, who provide regular reports to the Board of Directors. See “Risk Factors—We May Be Adversely Impacted by The Transition from LIBOR as a Reference Rate” of Annual Report on Form 10-K for the year ended December 31, 2020.

As part of our transition, we have identified approximately 33.8% of our assets and 0.3% of our liabilities and equity as being tied to LIBOR, with 29.1% of our assets and 0.2% of our liabilities and equity having a maturity date beyond 2021. We have begun remediation plans that include standardization of fallback language in all new contracts, solicitation from existing customers of rate index and spread amendments prior to LIBOR transition, providing customers with at least three options on alternative rate indexes of Prime, Ameribor, and Secured Overnight Financing Rate (“SOFR”), and adopting ISDA protocols for derivative contracts.

At this time, we do not anticipate any changes with our outstanding cash flow hedges because the Alternative Reference Rates Committee (“ARRC”) has already approved SOFR as a replacement index to LIBOR and we anticipate sufficient SOFR loans will be available to hedge at transition. For the terminated collar, the timing of future forecasted income from accumulated other comprehensive income (“AOCI”) may be further accelerated as our loans could migrate to an index not qualified by FASB as a replacement for LIBOR.

We anticipate remediation of all LIBOR-based contracts in advance of transition events resulting in the discontinuation of the index.

Table 29 – Interest Rate Sensitivity

Interest Rate Exposures

Based upon the current interest rate curves as of March 31, 2021, our NII simulation model projects our sensitivity over the next 12 months to an instantaneous increase or decrease in interest rates was as follows:

	Increase (Decrease)
(Dollars in millions)	Net Interest Income		Economic Value of Equity
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent	Amount	Percent
+ 200 BP	$53.1	9.62%	$470.2	12.21%
+ 100 BP	22.8	4.13	266.6	6.93
- 25 BP	(1.4)	(0.26)	(79.0)	(2.05)

Based upon the current interest rate curves as of March 31, 2021, the following table reflects our NII sensitivity over the next 12 months to a gradual increase or decrease in interest rates over a twelve-month period:

	Increase (Decrease)
(Dollars in millions)	Net Interest Income
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent
+ 200 BP	$41.3	7.47%
+ 100 BP	17.9	3.23
- 25 BP	(2.0)	(0.36)

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

Foreign Currency Contracts. We enter into certain foreign currency exchange contracts on behalf of our clients to facilitate their risk management strategies, while at the same time entering into offsetting foreign currency exchange contracts in order to minimize the Company’s foreign currency exchange risk. The contracts are short term in nature, and any gain or loss incurred at settlement is recorded as other noninterest income or other noninterest expense. The fair value of these contracts is reported in other assets and other liabilities. We do not apply hedge accounting to these contracts.

Cash Flow Hedges. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. The Company uses interest rate swaps, caps, floors, and collars to manage overall cash flow changes related to interest rate risk exposure on benchmark interest rate loans (1-Month LIBOR).

In March 2020, a notional interest rate collar of $4.0 billion was terminated, resulting in a $261.2 million realized gain initially recorded in other comprehensive income (“OCI”) net of deferred income taxes. The gain was forecast to reclass out of OCI and amortize into interest income through February 29, 2024 based on a continuing expectation of an adequate number of hedge-eligible loans. Due to the economic impacts of the COVID-19 pandemic, the hedge was given the accounting designation of partial ineffectiveness due to a forecasted shortfall of hedge-eligible loans which began in the fourth quarter of 2020 and continuing throughout the remaining term of the original hedge. As a result, during the fourth quarter of 2020, an accelerated hedge revenue of $169.2 million was recognized. Additional information is discussed on Note 7 of the Annual Report on Form 10-K for the year ended December 31, 2020

At March 31, 2021, the Company has outstanding the following interest rate swap agreements to manage overall cash flow changes related to interest rate risk exposure:

Table 30 – Interest Rate Swaps

Effective Date	Maturity Date	Notional Amount (In Thousands)	Fixed Rate	Variable Rate
March 8, 2016	February 27, 2026	$175,000	1.5995%	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.5890	1 Month LIBOR

The following summarizes all derivative positions as of March 31, 2021 and December 31, 2020:

Table 31 – Derivatives

	March 31, 2021			December 31, 2020
		Fair Value			Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$350,000	$11,744	$—	$350,000	$22,560	$—
Total derivatives designated as hedging instruments	350,000	11,744	—	350,000	22,560	—
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	1,188,783	13,916	2,503	1,200,581	20,699	1,647
Commercial loan interest rate caps	177,747	10	10	162,479	4	4
Commercial loan interest rate floors	551,412	9,654	9,654	560,048	11,986	11,986
Commercial loan interest rate collars	64,442	150	150	66,665	305	305
Mortgage loan held-for-sale interest rate lock commitments	26,126	249	—	33,458	531	—
Mortgage loan forward sale commitments	8,021	100	—	11,081	112	—
Mortgage loan held-for-sale floating commitments	4,746	—	—	4,206	—	—
Foreign exchange contracts	67,500	986	829	89,707	780	1,058
Total derivatives not designated as hedging instruments	2,088,777	25,065	13,146	2,128,225	34,417	15,000
Total derivatives	$2,438,777	$36,809	$13,146	$2,478,225	$56,977	$15,000

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

ITEM 1A. RISK FACTORS.

The following represents a material change in our risk factors from those disclosed under Part I, Item 1.A. of the Annual Report on Form 10-K for the year ended December 31, 2020.

MERGER-RELATED RISKS

Because the market price of BancorpSouth common stock may fluctuate, holders of Cadence common stock cannot be certain of the market value of the merger consideration they will receive.

In the merger, each share of Cadence common stock issued and outstanding immediately prior to the effective time of the merger (other than certain shares held by BancorpSouth or the Company) will be converted into 0.70 shares of BancorpSouth common stock. This exchange ratio is fixed and will not be adjusted for changes in the market price of either BancorpSouth common stock or Cadence common stock. Changes in the price of BancorpSouth common stock between now and the time of the merger will affect the value that holders of Cadence common stock will receive in the merger. Neither BancorpSouth nor Cadence is permitted to terminate the merger agreement as a result of any increase or decrease in the market price of BancorpSouth common stock or Cadence common stock. For more information regarding the merger, the merger agreement, the bank merger and the bank merger agreement, please refer to the Current Report on Form 8-K that Cadence filed with the United States Securities and Exchange Commission on April 16, 2021.

Stock price changes may result from a variety of factors, including general market and economic conditions, changes in Cadence’s and BancorpSouth’s businesses, operations and prospects and regulatory considerations, many of which factors are beyond our control. Therefore, at the time of our special meeting, holders of our common stock will not know the market value of the consideration that our shareholders will receive at the effective time of the merger. You should obtain current market quotations for shares of BancorpSouth common stock and Cadence common stock.

The market price of BancorpSouth common stock after the merger may be affected by factors different from those affecting the shares of Cadence common stock or BancorpSouth common stock currently.

As a result of the merger, holders of Cadence common stock will become holders of BancorpSouth common stock. BancorpSouth’s business differs from that of Cadence. Accordingly, the results of operations and financial condition of the combined company and the market price of BancorpSouth common stock after the completion of the merger may be affected by factors different from those currently affecting the independent results of operations and financial condition of each of BancorpSouth and Cadence.

Combining BancorpSouth and Cadence may be more difficult, costly or time consuming than expected and Cadence may fail to realize the anticipated benefits of the merger.

The success of the merger will depend, in part, on the ability to realize the anticipated synergies, operating efficiencies, and cost savings from combining the businesses of BancorpSouth and Cadence. To realize the anticipated benefits and cost savings from the merger, BancorpSouth and Cadence must integrate and combine their businesses in a manner that permits those cost savings to be realized, without adversely affecting current revenues and future growth. If BancorpSouth and Cadence are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the merger could be less than anticipated, the costs associated with effecting the merger may be more than anticipated, and integration may result in additional and unforeseen expenses.

An inability to realize the full extent of the anticipated benefits of the merger and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results and financial condition of the combined company, which may adversely affect the value of the common stock of the combined company after the completion of the merger.

BancorpSouth and Cadence have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key associates, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect each company’s ability to maintain relationships with clients, customers, depositors and associates or to achieve the anticipated benefits and cost savings of the merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on Cadence or BancorpSouth during this transition period and for an undetermined period after completion of the merger on the combined company. Other factors such as the strength of the economy and competitive factors in the areas where BancorpSouth and Cadence do business may also affect the ability of Cadence or the combined company to realize the anticipated benefits of the merger.

Furthermore, the board of directors and executive leadership of the combined company will consist of former directors and executive officers from each of BancorpSouth and Cadence. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and philosophies.

The combined company may be unable to retain BancorpSouth and/or Cadence personnel successfully after the merger is completed.

The success of the merger will depend in part on the combined company’s ability to retain the talents and dedication of key associates currently employed by BancorpSouth and Cadence. It is possible that these associates may decide not to remain with Cadence while the merger is pending or with the combined company after the merger is consummated. If the combined company is unable to retain key associates, including management, who are critical to the successful integration and future operations of the combined company, the combined company could face disruptions in its operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, if key associates terminate their employment, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating BancorpSouth and Cadence to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, the combined company may not be able to locate or retain suitable replacements for any key associates who leave.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.

Before the merger may be completed, various approvals, consents, waivers, and/or non-objections must be obtained from the Federal Deposit Insurance Corporation (the “FDIC”), the Mississippi Department of Banking and Consumer Finance, and various other regulatory authorities in the United States. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals and waivers could be delayed or not obtained at all, including due to: an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally. The approvals and waivers that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger. Additionally, the completion of the merger is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the merger agreement.

In addition, despite the parties’ commitments to use their reasonable best efforts to comply with conditions imposed by regulators, under the terms of the merger agreement, neither party will be required, and neither party will be permitted without the prior written consent of the other party, to take actions or agree to conditions that would reasonably be expected to have a material adverse effect on the combined company and its subsidiaries, taken as a whole, after giving effect to the merger.

The merger agreement may be terminated in accordance with its terms, and the merger may not be completed.

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: (i) the approval of the merger agreement by Cadence’s shareholders and BancorpSouth’s shareholders; (ii) authorization for listing on the NYSE of the shares of BancorpSouth common stock to be issued in the merger, subject to official notice of issuance; (iii) the receipt of all required regulatory authorizations, consents, waivers, orders, or approvals which are necessary to close the merger and the bank merger being in full force and effect and the expiration or termination of all statutory waiting periods without the imposition of any materially burdensome regulatory condition; (iv) the absence of any order, injunction, decree or other legal restraint preventing the completion of the merger or any of the other transactions contemplated by the merger agreement or making the completion of the merger illegal; (v) subject to certain exceptions, the accuracy of the representations and warranties of each party, generally subject to a material adverse effect qualification; (vi) the prior performance in all material respects by each party of the obligations required to be performed by it at or prior to the closing date; and (vii) receipt by each party of an opinion from its counsel to the effect that the merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code.

These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after shareholder approval, or BancorpSouth or Cadence may elect to terminate the merger agreement in certain other circumstances.

Failure to complete the merger could negatively impact Cadence.

If the merger agreement is not completed for any reason, including as a result of Cadence shareholders or BancorpSouth shareholders failing to approve the merger agreement, there may be various adverse consequences and Cadence may experience negative reactions from the financial markets and from its customers and associates. For example, Cadence’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of Cadence common stock could decline to the extent that current market prices reflect a market assumption that the merger will be beneficial and will be completed. Cadence also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against Cadence to perform its obligations under the merger agreement. If the merger agreement is terminated under certain circumstances, Cadence may be required to pay a termination fee of $118 million to BancorpSouth.

Additionally, Cadence has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of preparing, filing, printing and mailing a joint proxy statement/offering circular, and all filing and other fees paid in connection with the merger. If the merger is not completed, Cadence would have to pay these expenses without realizing the expected benefits of the merger.

Cadence will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on associates and customers may have an adverse effect on Cadence. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with Cadence to seek to change existing business relationships with us. The outcome of legal proceedings that may be instituted against BancorpSouth or Cadence in connection with the merger may also have an adverse effect on Cadence or the combined company. In addition, subject to certain exceptions, Cadence has agreed to operate its business in the ordinary course prior to the closing, and we are restricted from making certain acquisitions and taking other specified actions without the consent of BancorpSouth until the merger is completed. These restrictions may prevent us from pursuing attractive business opportunities or strategic transactions that may arise prior to the completion of the merger.

The merger agreement contains provisions that could discourage a potential competing acquirer that might be willing to pay more to acquire or merge with Cadence.

The merger agreement contains provisions that restrict our ability to, among other things, initiate, solicit, knowingly encourage or knowingly facilitate, inquiries or proposals with respect to, or, subject to certain exceptions generally related to the exercise of fiduciary duties by its board of directors, engage in any negotiations concerning, or provide any confidential or nonpublic information or data relating to, any alternative acquisition proposals. These provisions, which include a $118 million termination fee payable under certain circumstances, might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Cadence from considering or proposing that acquisition even if, in the case of a potential acquisition of Cadence, it were prepared to pay consideration with a higher per share price to our shareholders than what is contemplated in the merger, or might result in a potential competing acquirer proposing to pay a lower per share price to acquire Cadence than it might otherwise have proposed to pay.

The shares of BancorpSouth common stock to be received by holders of Cadence common stock as a result of the merger will have different rights from the shares of Cadence common stock.

In the merger, holders of our common stock will become holders of BancorpSouth common stock and their rights as shareholders will be governed by Mississippi law and the governing documents of the combined company. The rights associated with BancorpSouth common stock are different from the rights associated with our common stock.

Cadence will incur transaction and integration costs in connection with the merger.

Cadence has incurred and expects to incur significant, non-recurring costs in connection with negotiating the merger agreement and closing the merger. In addition, the combined company will incur integration costs following the completion of the merger as BancorpSouth and Cadence integrate their businesses, including facilities and systems consolidation costs and employment-related costs. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time. Cadence may also incur additional costs to maintain associate morale and to retain key associates. Cadence will also incur significant legal, financial advisory, accounting, banking and consulting fees, fees relating to regulatory filings and notices, SEC filing fees, printing and mailing fees and other costs associated with the merger. Some of these costs are payable regardless of whether the merger is completed.

In connection with the merger, BancorpSouth will assume Cadence’s outstanding debt obligations, and the combined company’s level of indebtedness following the completion of the merger could adversely affect the combined company’s ability to raise additional capital and to meet its obligations under its existing indebtedness.

In connection with the merger, BancorpSouth will assume our outstanding indebtedness. BancorpSouth’s existing debt, together with any future incurrence of additional indebtedness, could have important consequences for the combined company’s creditors and the combined company’s shareholders. For example, it could:

•	limit the combined company’s ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;
•	restrict the combined company from making strategic acquisitions or cause the combined company to make non-strategic divestitures;
•	restrict the combined company from paying dividends to its shareholders;
•	increase the combined company’s vulnerability to general economic and industry conditions; and
•

require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on the combined company’s indebtedness and dividends on the preferred stock, thereby reducing the combined company’s ability to use cash flows to fund its operations, capital expenditures and future business opportunities.

Following completion of the merger, holders of BancorpSouth common stock will be subject to the prior dividend and liquidation rights of the holders of the BancorpSouth preferred stock. Holders of shares of BancorpSouth preferred stock and any shares of preferred stock that BancorpSouth may issue in the future, would receive, upon the combined company’s voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of BancorpSouth common stock, their liquidation preferences as well as any accrued and unpaid distributions, as applicable. These payments would reduce the remaining amount of the combined company’s assets, if any, available for distribution to holders of its common stock.

Holders of Cadence common stock will have a reduced ownership and voting interest in the combined company after the merger and will exercise less influence over management.

Holders of our common stock currently have the right to vote in the election of the board of directors and on other matters affecting us. When the merger is completed, each Cadence shareholder will become a shareholder of BancorpSouth, and each holder of BancorpSouth common stock and each holder of Cadence common stock will become a holder of common stock of the combined company, with a percentage ownership of the combined company that is smaller than the shareholder’s percentage ownership of either BancorpSouth or Cadence individually, as applicable, prior to the consummation of the merger. Based on the number of shares of BancorpSouth and Cadence common stock outstanding as of March 31, 2021, and based on the number of shares of BancorpSouth common stock expected to be issued in the merger, the former holders of our common stock, as a group, are estimated to own approximately forty-five percent (45%) of the outstanding shares of common stock of the combined company immediately after the merger and current holders of BancorpSouth common stock as a group are estimated to own approximately fifty-five percent (55%) of the outstanding shares of common stock of the combined company immediately after the merger. Because of this, holders of our common stock may have less influence on the management and policies of the combined company than they now have on the management and policies of Cadence.

Holders of Cadence common stock will not have dissenters’ rights or appraisal rights in the merger.

Appraisal rights (also known as dissenters’ rights) are statutory rights that, if applicable under law, enable shareholders to dissent from an extraordinary transaction, such as a merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to shareholders in connection with the extraordinary transaction.

Under Section 262 of the Delaware General Corporation Law, the holders of Cadence common stock will not be entitled to appraisal or dissenters’ rights in connection with the merger if, on the record date for the Cadence special meeting, Cadence’s shares are listed on a national securities exchange or held of record by more than two thousand (2,000) shareholders, and holders of Cadence common stock are not required to accept as consideration for their shares anything other than the shares of the combined company, shares of another corporation which at the effective date of the merger are either listed on a national securities exchange or held of record by more than two thousand (2,000) shareholders, cash paid in lieu of fractional shares or any combination of the foregoing. Cadence common stock is currently listed on the New York Stock Exchange, a national securities exchange, and is expected to continue to be so listed on the record date for the Cadence special meeting. In addition, the holders of Cadence common stock will receive shares of BancorpSouth common stock as consideration in the merger, which shares are currently listed on the New York Stock Exchange and are expected to continue to be so listed at the effective time of the merger. Accordingly, the holders of Cadence common stock are not entitled to any appraisal or dissenters’ rights in connection with the merger.

Shareholder litigation could prevent or delay the completion of the merger or otherwise negatively impact the business and operations of Cadence.

Shareholders of Cadence may file lawsuits against us and/or the directors and officers of Cadence in connection with the merger. One of the conditions to the closing is that no order, injunction or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint preventing the consummation of the merger or any of the other transactions contemplated by the merger agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting Cadence defendants from completing the merger pursuant to the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in significant costs to Cadence, including any cost associated with the indemnification of directors and officers of each company. If a lawsuit is filed, we may incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the merger. Such litigation could have an adverse effect on the financial condition and results of operations of Cadence and could prevent or delay the completion of the merger.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS.

The following table presents information related to issuer purchases of equity securities during the first quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Be Purchased Under Publicly Announced Plans or Programs
January 2021	322,602	$18.59	322,602	$194,001,219
February 2021	1,250,890	$19.18	1,250,890	$170,005,228
March 2021	—	$—	—	$—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

10.1*

Agreement and Plan of Merger, dated as of April 12, 2021, by and between BancorpSouth Bank and Cadence Bancorporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Cadence Bancorporation, filed with the Securities and Exchange Commission on April 16, 2021).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	Inline Interactive Financial Data

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL.

*

Certain schedules and similar attachments have been omitted in accordance with item 601(a)(5) of Regulation S-K. Cadence hereby undertakes to furnish supplemental copies of any omitted schedules or similar attachments upon request by the SEC; provided, however, that Cadence may request confidential treatment for any schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cadence Bancorporation (Registrant)

Date: May 10, 2021	/s/ Paul B. Murphy
Paul B. Murphy
Chairman and Chief Executive Officer

Date: May 10, 2021	/s/ Valerie C. Toalson
Valerie C. Toalson
Executive Vice President and Chief Financial Officer