Form 10-Q
period 2021-06-30
Cadence Bancorporation
filed 2021-08-05
CIK 1614184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock	CADE	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $0.01 Par Value	124,777,857
Class	Outstanding as of August 5, 2021

Cadence Bancorporation

FORM 10-Q

For the Quarter Ended June 30, 2021

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
(In thousands, except share and per share data)		(Audited)
ASSETS
Cash and due from banks	$233,534	$283,261
Interest-bearing deposits with banks	1,861,886	1,768,847
Federal funds sold	4,679	1,838
Total cash and cash equivalents	2,100,099	2,053,946
Investment securities available-for-sale, amortized cost of $4,245,206 and allowance for credit losses of zero at June 30, 2021 and amortized cost of $3,249,067 and allowance for credit losses of zero at December 31, 2020	4,277,448	3,332,168
FRB and FHLB stock	69,886	76,552
Loans held for sale	35,209	47,018
Loans, net of unearned income	11,634,502	12,719,129
Less: allowance for credit losses	(247,732)	(367,160)
Net loans	11,386,770	12,351,969
Premises and equipment, net	124,643	123,630
Cash surrender value of life insurance	187,182	187,626
Net deferred tax asset	49,867	63,699
Goodwill	43,061	43,061
Other intangible assets, net	73,959	83,780
Other assets	344,499	349,118
Total assets	$18,692,623	$18,712,567
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits	$5,670,234	$5,033,748
Interest-bearing deposits	10,313,574	11,018,497
Total deposits	15,983,808	16,052,245
Federal Home Loan Bank advances	100,000	100,000
Senior debt	—	49,986
Subordinated debt	143,659	183,344
Junior subordinated debentures	37,752	37,637
Notes payable	1,277	1,702
Other liabilities	223,389	166,551
Total liabilities	16,489,885	16,591,465
Shareholders' equity:
Common stock, $0.01 par value, authorized 300,000,000 shares; 133,562,513 shares issued and 124,752,738 shares outstanding at June 30, 2021 and 133,214,844 shares issued and 125,978,561 shares outstanding at December 31, 2020	1,336	1,332
Additional paid-in capital	1,886,209	1,880,930
Treasury stock, at cost; 8,809,775 shares and 7,236,283 shares, respectively	(160,884)	(130,889)
Retained earnings	429,044	259,643
Accumulated other comprehensive income	47,033	110,086
Total shareholders' equity	2,202,738	2,121,102
Total liabilities and shareholders' equity	$18,692,623	$18,712,567

See notes to consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans	$131,278	$162,854	$271,102	$337,988
Interest and dividends on securities:
Taxable	13,551	12,207	25,372	26,222
Tax-exempt	2,088	1,539	4,124	2,966
Other interest income	1,112	575	2,133	2,753
Total interest income	148,029	177,175	302,731	369,929
INTEREST EXPENSE
Interest on time deposits	3,007	10,451	7,284	23,195
Interest on other deposits	3,036	7,690	6,740	29,674
Interest on borrowed funds	3,445	4,320	7,417	8,878
Total interest expense	9,488	22,461	21,441	61,747
Net interest income	138,541	154,714	281,290	308,182
Provision (release) for credit losses	(51,876)	158,811	(100,138)	242,240
Net interest income after provision (release) for credit losses	190,417	(4,097)	381,428	65,942
NONINTEREST INCOME
Investment advisory revenue	8,222	6,505	15,830	12,111
Trust services revenue	4,888	4,092	10,397	8,908
Credit related fees	5,477	4,401	9,327	10,384
Service charges on deposit accounts	7,228	4,852	13,633	11,268
Mortgage banking income	1,587	2,020	3,702	3,131
Bankcard fees	1,919	1,716	3,672	3,674
Payroll processing revenue	1,258	1,143	2,749	2,510
SBA income	5,810	1,335	9,777	3,243
Other service fees	1,963	1,528	4,172	3,440
Securities gains, net	11	2,286	2,270	5,280
Other income	8,111	72	14,640	1,070
Total noninterest income	46,474	29,950	90,169	65,019
NONINTEREST EXPENSE
Salaries and employee benefits	58,619	47,158	115,689	95,965
Premises and equipment	10,709	10,634	21,084	21,443
Merger related expenses	6,267	—	6,267	1,281
Goodwill impairment	—	—	—	443,695
Intangible asset amortization	4,836	5,472	9,821	11,065
Other expense	25,635	25,356	51,027	52,824
Total noninterest expense	106,066	88,620	203,888	626,273
Income (loss) before income taxes	130,825	(62,767)	267,709	(495,312)
Income tax expense (benefit)	29,516	(6,653)	59,975	(39,887)
Net income (loss)	$101,309	$(56,114)	$207,734	$(455,425)
Weighted average common shares outstanding (Basic)	124,732,617	125,924,652	124,904,976	126,277,549
Weighted average common shares outstanding (Diluted)	125,548,794	125,924,652	125,584,194	126,277,549
Earnings (loss) per common share (Basic)	$0.81	$(0.45)	$1.65	$(3.61)
Earnings (loss) per common share (Diluted)	$0.80	$(0.45)	$1.64	$(3.61)

See notes to consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net income (loss)	$101,309	$(56,114)	$207,734	$(455,425)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale:
Net unrealized gains (losses), net of income taxes of $9,209, $1,502, ($11,433), and $16,651	29,925	4,832	(37,156)	52,957
Less reclassification adjustments for gains realized in net income, net of income taxes of $3, $542, $534, and $1,252	8	1,744	1,736	4,028
Net change in unrealized gains (losses) on securities available-for-sale, net of tax	29,917	3,088	(38,892)	48,929
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses), net of income taxes of $668, $959, ($1,575), and $41,879	2,170	3,087	(5,120)	129,399
Less reclassification adjustments for gains realized in net income, net of income taxes of $2,531, $4,307, $5,839, and $6,232	8,253	13,388	19,041	19,570
Net change in unrealized (losses) gains on derivative instruments, net of tax	(6,083)	(10,301)	(24,161)	109,829
Other comprehensive income (loss), net of tax	23,834	(7,213)	(63,053)	158,758
Comprehensive income (loss)	$125,143	$(63,327)	$144,681	$(296,667)

See notes to consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Class A Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated OCI	Total Shareholders' Equity
Balance at December 31, 2019	127,598	$1,330	$1,873,063	$(100,752)	$572,503	$114,702	$2,460,846
Cumulative effect from change in accounting guidance	—	—	—	—	(62,779)	—	(62,779)
Net loss	—	—	—	—	(399,311)	—	(399,311)
Equity-based compensation cost	131	1	1,063	—	—	—	1,064
Cash dividends declared ($0.175 per common share)	—	—	—	—	(22,139)	—	(22,139)
Dividend equivalents on restricted stock units	—	—	—	—	(136)	—	(136)
Purchase of treasury stock, at cost	(1,831)	—	—	(29,973)	—	—	(29,973)
Other comprehensive income	—	—	—	—	—	165,971	165,971
Balance at March 31, 2020	125,898	1,331	1,874,126	(130,725)	88,138	280,673	2,113,543
Net loss	—	—	—	—	(56,114)	—	(56,114)
Equity-based compensation cost	33	—	1,525	—	—	—	1,525
Cash dividends declared ($0.05 per common share)	—	—	—	—	(6,296)	—	(6,296)
Dividend equivalents on restricted stock units	—	—	—	—	35	—	35
Other comprehensive loss	—	—	—	—	—	(7,213)	(7,213)
Balance at June 30, 2020	125,931	$1,331	$1,875,651	$(130,725)	$25,763	$273,460	$2,045,480

(In thousands, except per share data)	Class A Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated OCI	Total Shareholders' Equity
Balance at December 31, 2020	125,979	$1,332	$1,880,930	$(130,889)	$259,643	$110,086	$2,121,102
Net income	—	—	—	—	106,425	—	106,425
Equity-based compensation cost	293	3	1,027	—	—	—	1,030
Cash dividends declared ($0.15 per common share)	—	—	—	—	(18,904)	—	(18,904)
Dividend equivalents on restricted stock units	—	—	—	—	(235)	—	(235)
Purchase of treasury stock, at cost	(1,573)	—	—	(29,995)	—	—	(29,995)
Other comprehensive loss	—	—	—	—	—	(86,887)	(86,887)
Balance at March 31, 2021	124,699	1,335	1,881,957	(160,884)	346,929	23,199	2,092,536
Net income	—	—	—	—	101,309	—	101,309
Equity-based compensation cost	54	1	4,252	—	—	—	4,253
Cash dividends declared ($0.15 per common share)	—	—	—	—	(18,816)	—	(18,816)
Dividend equivalents on restricted stock units	—	—	—	—	(378)	—	(378)
Other comprehensive income	—	—	—	—	—	23,834	23,834
Balance at June 30, 2021	124,753	$1,336	$1,886,209	$(160,884)	$429,044	$47,033	$2,202,738

See notes to consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES	$118,049	$464,554
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(1,559,698)	(505,656)
Proceeds from sales of securities available-for-sale	124,013	180,605
Proceeds from maturities, calls and paydowns of securities available-for-sale	495,659	227,948
Sales (purchases) of other securities, net	6,666	(606)
Proceeds from sales of loans transferred to held for sale	72,379	47,018
Decrease (increase) in loans, net	1,022,005	(758,878)
Purchase of premises and equipment	(11,452)	(5,320)
Proceeds from disposition of foreclosed property	1,610	2,087
Other, net	3,074	(9,227)
Net cash provided by (used in) investing activities	154,256	(822,029)
CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in deposits, net	(68,437)	1,326,488
Repayment of senior debt	(50,000)	—
Repayment of subordinated debt	(40,000)	—
Repurchase of common stock	(29,995)	(29,973)
Cash dividends paid on common stock	(37,720)	(28,435)
Net cash (used in) provided by financing activities	(226,152)	1,268,080
Net increase in cash and cash equivalents	46,153	910,605
Cash and cash equivalents at beginning of period	2,053,946	988,764
Cash and cash equivalents at end of period	$2,100,099	$1,899,369
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest	$23,588	$66,069
Income taxes paid	31,822	984
Cash paid for amounts included in lease liabilities	5,576	5,562
Non-cash investing activities (at fair value):
Acquisition of real estate and other assets in settlement of loans	843	12,665
Transfers of loans held for sale to loans	2,338	10,500
Transfers of loans to loans held for sale	75,588	—
Securities (purchased) sold, net, with settlement after quarter end	(16,792)	132,353
Right-of-use assets obtained in exchange for operating lease liabilities	5,952	379

See notes to consolidated financial statements.

CADENCE BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cadence Bancorporation (the “Company”) is a Delaware corporation and a financial holding company whose primary asset is its investment in its wholly owned subsidiary bank, Cadence Bank, National Association (the “Bank”).

Note 1—Summary of Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this report have been included. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Pronouncements adopted during the six months ended June 30, 2021

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

ASU No. 2020-01

In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force). The ASU clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under ASC 323 for the purposes of applying the measurement alternative in accordance with ASC 321 immediately before applying or upon discontinuing the equity method. The ASU also clarifies that, when determining the accounting for certain forward contracts and purchased options, a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option.

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

The Company adopted this guidance on January 1, 2021. As Cadence does not currently own any callable bonds at a premium, the adoption of this guidance has no immediate impact on our consolidated financial statements.

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

The adoption of this guidance has no immediate impact on our consolidated financial statements.

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

ASU No. 2021-04

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The ASU clarifies the accounting for certain modifications or exchanges of freestanding equity-classified written call options (e.g., warrants) that remain equity classified after modification or exchange. The amendments do not apply to modifications or exchanges of financial instruments that are within the scope of another Topic and do not affect a holder’s accounting for freestanding call options.

The guidance clarifies whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition.

The guidance is effective for annual periods beginning after December 15, 2021, and interim periods within those fiscal years. The amendments should be applied prospectively to modifications or exchanges occurring on or after the effective date of the amendments. As Cadence does not currently hold any freestanding equity-classified written call options, this guidance will have no immediate impact on our consolidated financial statements.

Note 2—Investment Securities

A summary of amortized cost and estimated fair value of securities available-for-sale at June 30, 2021 and December 31, 2020 is as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2021
Securities available-for-sale:
Obligations of U.S. government agencies	$302,297	$937	$6,086	$297,148
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	119,173	2,277	260	121,190
Issued by FNMA and FHLMC	2,676,827	28,977	15,367	2,690,437
Other residential mortgage-backed securities	230,806	3,569	1,899	232,476
Commercial mortgage-backed securities	449,284	9,302	4,168	454,418
Total MBS	3,476,090	44,125	21,694	3,498,521
Obligations of states and municipal subdivisions	354,819	15,458	467	369,810
Other domestic debt securities	12,000	53	—	12,053
Foreign debt securities	100,000	192	276	99,916
Total securities available-for-sale	$4,245,206	$60,765	$28,523	$4,277,448

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2020
Securities available-for-sale:
Obligations of U.S. government agencies	$289,565	$1,281	$2,117	$288,729
Mortgage-backed securities issued or guaranteed by U.S. agencies (MBS)
Residential pass-through:
Guaranteed by GNMA	122,366	3,029	60	125,335
Issued by FNMA and FHLMC	1,870,399	47,020	530	1,916,889
Other residential mortgage-backed securities	211,860	5,143	348	216,655
Commercial mortgage-backed securities	420,700	13,110	2,033	431,777
Total MBS	2,625,325	68,302	2,971	2,690,656
Obligations of states and municipal subdivisions	334,177	18,610	4	352,783
Total securities available-for-sale	$3,249,067	$88,193	$5,092	$3,332,168

The scheduled contractual maturities of securities available-for-sale at June 30, 2021 were as follows:

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	763	756
Due after five years through ten years	224,013	224,471
Due after ten years	544,340	553,700
Mortgage-backed securities	3,476,090	3,498,521
Total	$4,245,206	$4,277,448

Gross gains and gross losses on sales of securities available-for-sale for the three and six months ended June 30, 2021 and 2020 are presented below. There were no impairment charges related to credit losses included in gross realized losses for the three and six months ended June 30, 2021 and 2020. The specific identification method is used to reclassify gains and losses out of other comprehensive income at the time of sale.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Gross realized gains	$11	$2,286	$2,272	$5,280
Gross realized losses	—	—	2	—
Realized gains, net	$11	$2,286	$2,270	$5,280

Securities with a carrying value of $705.6 million at June 30, 2021 compared to $1.3 billion at December 31, 2020 were pledged to secure public deposits, FHLB borrowings, repurchase agreements and for other purposes as required or permitted by law.

Information pertaining to securities available-for-sale with gross unrealized losses aggregated by category and length of time the securities have been in a continuous loss position was as follows:

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2021
Obligations of U.S. government agencies	$211,512	$5,772	$21,184	$314
Mortgage-backed securities	1,572,483	21,693	785	1
Obligations of states and municipal subdivisions	42,933	467	—	—
Foreign debt security	49,724	276	—	—
Total	$1,876,652	$28,208	$21,969	$315

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
December 31, 2020
Obligations of U.S. government agencies	$151,172	$1,868	$30,658	$249
Mortgage-backed securities	360,197	2,832	18,476	139
Obligations of states and municipal subdivisions	841	4	—	—
Total	$512,210	$4,704	$49,134	$388

As of June 30, 2021 and December 31, 2020, approximately 44% and 17%, respectively, of the fair value of securities in the investment portfolio reflected an unrealized loss. As of June 30, 2021, there were 12 securities that had been in a loss position for more than twelve months, and 153 securities that had been in a loss position for less than 12 months. As of June 30, 2021, the unrealized losses were not deemed to be caused by credit-related issues. Credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Any impairment that is not credit-related is recognized in other comprehensive income. The unrealized losses were primarily impacted by recent changes in the interest rate environment, and none relate to the marketability of the securities or the issuer’s ability to honor redemption of the obligations. As of June 30, 2021, allowance for credit losses related to available-for-sale securities is zero as the decline in fair value did not result from credit-related issues. The Company has adequate liquidity and, therefore, does not plan to sell and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Note 3—Loans Held for Sale, Loans and Allowance for Credit Losses

Loans Held for Sale

The following table presents a summary of the loans held for sale by portfolio segment at the lower of amortized cost or fair value as of June 30, 2021 and December 31, 2020.
(In thousands)	June 30, 2021	December 31, 2020
Commercial and industrial	$29,219	$33,339
Commercial real estate	736	780
Consumer	5,254	12,899
Total loans held for sale(1)	$35,209	$47,018

(1) $0.1 million of net accrued interest receivable is excluded from the loan balances above as of both June 30, 2021 and December 31, 2020.

Loans

The following table presents total loans outstanding by portfolio segment and class of financing receivable as of June 30, 2021 and December 31, 2020. Outstanding balances include originated loans, Acquired Noncredit Impaired (“ANCI”) loans, and Purchase Credit Deteriorated (“PCD”) loans. Loan balances are stated at amortized cost, which does not include accrued interest receivable. Unless otherwise stated, the total loan balances herein exclude $44.0 million and $47.0 million of net accrued interest receivable as of June 30, 2021 and December 31, 2020, respectively.

(In thousands)	June 30, 2021	December 31, 2020
Commercial and industrial
General C&I	$3,826,331	$4,421,286
Energy	1,235,262	1,310,612
Restaurant	779,846	971,662
Healthcare	448,250	547,491
Total commercial and industrial	6,289,689	7,251,051
Commercial real estate
Industrial, retail, and other	1,740,144	1,683,975
Multifamily	759,882	776,494
Office	380,717	452,639
Total commercial real estate	2,880,743	2,913,108
Consumer
Residential	2,373,361	2,452,865
Other	90,709	102,105
Total consumer	2,464,070	2,554,970
Total	$11,634,502	$12,719,129

Paycheck Protection Program. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) created the Paycheck Protection Program (“PPP”) to provide certain small businesses with liquidity to support their operations during the COVID-19 pandemic. Entities were required to meet certain eligibility requirements to receive PPP loans, and they must maintain specified levels of payroll and employment to have the loans forgiven. The conditions are subject to audit by the U.S. government, but entities that borrow less than $2.0 million (together with any affiliates) were deemed to have made the required certification concerning the necessity of the loan in good faith. However, the SBA does reserve the right to audit any PPP borrower.

Under the PPP, eligible small businesses could apply to an SBA-approved lender for a loan that does not require collateral or personal guarantees. The loans have a 1% fixed interest rate. Loans issued prior to June 5, 2020 are due in two years unless otherwise modified and loans issued after June 5, 2020 are due in five years. However, they are eligible for forgiveness (in full or in part, including any accrued interest) under certain conditions. The borrower is required to retain the supporting documents for six years. For loans (or parts of loans) that are forgiven, the lender will collect the forgiven amount from the U.S. government. The decrease in the balance of PPP loans since December 31, 2020, resulted from the forgiveness of these loans.

The following table presents the Company’s PPP loans by portfolio segment and class of financing receivable as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
(In thousands)	Amortized Cost	% of PPP Portfolio	Amortized Cost	% of PPP Portfolio
Commercial and industrial
General C&I	$150,121	68.7%	$648,458	69.1%
Energy	21,366	9.8	76,228	8.1
Restaurant	31,235	14.3	134,454	14.4
Healthcare	15,795	7.2	79,120	8.4
Total PPP loans	$218,517	100.0%	$938,260	100.0%
As a % of total loans	1.9%		7.4%

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

ACL Rollforward and Analysis. The following tables provide a summary of the activity in the ACL and the reserve for unfunded commitments for the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30, 2021
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Total Allowance for Credit Losses	Reserve for Unfunded Commitments(1)	Total
As of March 31, 2021	$165,371	$111,410	$31,256	$308,037	$1,049	$309,086
Provision (release) for credit losses	(25,601)	(25,253)	(727)	(51,581)	(295)	(51,876)
Charge-offs	(10,218)	(819)	(228)	(11,265)	—	(11,265)
Recoveries	1,757	577	207	2,541	—	2,541
As of June 30, 2021	$131,309	$85,915	$30,508	$247,732	$754	$248,486

	For the Six Months Ended June 30, 2021
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Total Allowance for Credit Losses	Reserve for Unfunded Commitments(1)	Total
As of December 31, 2020	$187,365	$141,187	$38,608	$367,160	$2,296	$369,456
Provision (release) for credit losses	(35,194)	(55,364)	(8,038)	(98,596)	(1,542)	(100,138)
Charge-offs	(24,343)	(1,219)	(374)	(25,936)	—	(25,936)
Recoveries	3,481	1,311	312	5,104	—	5,104
As of June 30, 2021	$131,309	$85,915	$30,508	$247,732	$754	$248,486

Allocation of ending ACL
Loans collectively evaluated	$109,261	$85,915	$30,508	$225,684
Loans individually evaluated	22,048	—	—	22,048
ACL as of June 30, 2021	$131,309	$85,915	$30,508	$247,732

Loans (amortized cost)
Loans collectively evaluated	$6,204,732	$2,867,972	$2,461,842	$11,534,546
Loans individually evaluated	84,957	12,771	2,228	99,956
Loans as of June 30, 2021	$6,289,689	$2,880,743	$2,464,070	$11,634,502

(1) The reserve for unfunded commitments is included in other liabilities on the consolidated balance sheets.

	For the Three Months Ended June 30, 2020
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Total Allowance for Credit Losses	Reserve for Unfunded Commitments(1)	Total
As of March 31, 2020	$154,585	$53,418	$37,243	$245,246	$3,222	$248,468
Provision for credit losses	95,325	59,359	3,522	158,206	605	158,811
Charge-offs	(32,816)	(327)	(309)	(33,452)	—	(33,452)
Recoveries	702	30	169	901	—	901
As of June 30, 2020	$217,796	$112,480	$40,625	$370,901	$3,827	$374,728

	For the Six Months Ended June 30, 2020
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Total Allowance for Credit Losses	Reserve for Unfunded Commitments(1)	Total
As of December 31, 2019	$89,796	$15,319	$14,528	$119,643	$1,699	$121,342
Cumulative effect of adoption of CECL	32,951	20,599	22,300	75,850	332	76,182
As of January 1, 2020	122,747	35,918	36,828	195,493	2,031	197,524
Provision for credit losses	159,008	77,158	4,278	240,444	1,796	242,240
Charge-offs	(64,803)	(806)	(941)	(66,550)	—	(66,550)
Recoveries	844	210	460	1,514	—	1,514
As of June 30, 2020	$217,796	$112,480	$40,625	$370,901	$3,827	$374,728

Allocation of ending ACL
Loans collectively evaluated	$189,085	$111,945	$40,625	$341,655
Loans individually evaluated	28,711	535	—	29,246
ACL as of June 30, 2020	$217,796	$112,480	$40,625	$370,901

Loans (amortized cost)
Loans collectively evaluated	$7,918,246	$2,954,091	$2,615,866	$13,488,203
Loans individually evaluated	185,597	22,833	2,464	210,894
Loans as of June 30, 2020(2)	$8,103,843	$2,976,924	$2,618,330	$13,699,097

(1) The reserve for unfunded commitments is included in other liabilities on the consolidated balance sheets.
(2) $48.2 million of net accrued interest receivable is excluded from the loan balances above as of June 30, 2020.

The provision for credit losses was a release of $51.9 million and $100.1 million for the three and six months ended June 30, 2021, respectively, which reflects both improvements in credit quality, including C&I – Restaurant and CRE – Hospitality, and the economic forecast used in our ACL model. The Company’s estimate of the ACL used the baseline scenario provided by a nationally recognized service, as adjusted for consideration of certain qualitative and environmental factors. These adjustments consider, among other factors, risk attributes of each portfolio, relevant third-party research, and energy prices. Loan charge-offs recognized during 2021 are lower than 2020 as a result of improved levels of nonperforming and criticized loans.

The Company’s individually evaluated loans totaling $100.0 million at June 30, 2021 are considered collateral dependent loans and generally are considered impaired. The majority of these loans are within the C&I segment and include loans in the Energy, Restaurant, and General C&I classes and are supported by an enterprise valuation or by collateral such as real estate, receivables, equipment or inventory. Loans within the CRE and consumer segments are generally secured by commercial and residential real estate.

Credit Quality

The following table provides information by each credit quality indicator and by origination year (vintage) as of June 30, 2021. The Company defines origination year (vintage) for the purposes of disclosure as the year of execution of the original loan agreement. Loans that are modified as a TDR are considered to be a continuation of the original loan, therefore the origination date of the original loan is reflected as the vintage date. This presentation is consistent with the vintage determination used in the ACL model. The criticized loans with a 2021 vintage relate to credits in resolution.
	Amortized Cost Basis by Origination Year							Revolving Credits
(In thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving Loans	Converted to Term Loans	Total
Commercial and industrial
Pass	$488,137	$876,025	$492,297	$654,883	$533,943	$735,089	$1,991,489	$47,017	$5,818,880
Special mention	2,537	3,574	39,498	28,084	6,265	8,452	89,362	90	177,862
Substandard	26	22,172	10,389	78,610	24,213	57,172	65,791	12,584	270,957
Doubtful	—	—	—	7,180	8,144	4,000	2,666	—	21,990
Total commercial and industrial	490,700	901,771	542,184	768,757	572,565	804,713	2,149,308	59,691	6,289,689
Commercial real estate
Pass	129,109	579,878	471,646	575,216	363,440	470,979	108,167	50	2,698,485
Special mention	—	10,162	41	10,383	30,430	12,963	191	—	64,170
Substandard	—	—	14,455	19,957	39,256	44,222	198	—	118,088
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	129,109	590,040	486,142	605,556	433,126	528,164	108,556	50	2,880,743
Consumer
Current	252,357	454,353	361,893	404,200	204,476	535,254	227,461	247	2,440,241
30-59 days past due	—	1,106	1,943	1,847	476	6,637	138	—	12,147
60-89 days past due	40	14	211	593	89	333	250	—	1,530
90+ days past due	—	—	781	3,763	230	5,378	—	—	10,152
Total consumer	252,397	455,473	364,828	410,403	205,271	547,602	227,849	247	2,464,070
Total	$872,206	$1,947,284	$1,393,154	$1,784,716	$1,210,962	$1,880,479	$2,485,713	$59,988	$11,634,502

Past Due

The following tables provide an aging analysis of past due loans by portfolio segment and class of financing receivable.
	Age Analysis of Past-Due Loans as of June 30, 2021						90+ Days
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	Current	Total	Past Due and Accruing
Commercial and industrial
General C&I	$6,512	$2,661	$8,492	$17,665	$3,808,666	$3,826,331	$353
Energy	—	—	8,906	8,906	1,226,356	1,235,262	—
Restaurant	9,123	74	4,496	13,693	766,153	779,846	—
Healthcare	114	223	125	462	447,788	448,250	—
Total commercial and industrial	15,749	2,958	22,019	40,726	6,248,963	6,289,689	353
Commercial real estate
Industrial, retail, and other	7,912	3,571	2,218	13,701	1,726,443	1,740,144	50
Multifamily	—	359	—	359	759,523	759,882	—
Office	—	54	7,120	7,174	373,543	380,717	—
Total commercial real estate	7,912	3,984	9,338	21,234	2,859,509	2,880,743	50
Consumer
Residential	12,138	1,041	10,131	23,310	2,350,051	2,373,361	585
Other	9	489	21	519	90,190	90,709	—
Total consumer	12,147	1,530	10,152	23,829	2,440,241	2,464,070	585
Total	$35,808	$8,472	$41,509	$85,789	$11,548,713	$11,634,502	$988

	Age Analysis of Past-Due Loans as of December 31, 2020						90+ Days
(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total	Current	Total	Past Due and Accruing
Commercial and industrial
General C&I	$4,609	$11,653	$16,301	$32,563	$4,388,723	$4,421,286	$9,130
Energy	—	—	1,691	1,691	1,308,921	1,310,612	—
Restaurant	7,561	302	5,283	13,146	958,516	971,662	—
Healthcare	21	229	354	604	546,887	547,491	—
Total commercial and industrial	12,191	12,184	23,629	48,004	7,203,047	7,251,051	9,130
Commercial real estate
Industrial, retail, and other	12,619	2,884	2,647	18,150	1,665,825	1,683,975	125
Multifamily	—	198	—	198	776,296	776,494	—
Office	408	—	7,258	7,666	444,973	452,639	—
Total commercial real estate	13,027	3,082	9,905	26,014	2,887,094	2,913,108	125
Consumer
Residential	16,971	3,695	12,375	33,041	2,419,824	2,452,865	4,625
Other	179	5	—	184	101,921	102,105	—
Total consumer	17,150	3,700	12,375	33,225	2,521,745	2,554,970	4,625
Total	$42,368	$18,966	$45,909	$107,243	$12,611,886	$12,719,129	$13,880

Nonaccrual Status

The following table provides information about nonaccruing loans by portfolio segment and class of financing receivable as of and for the three and six months ended June 30, 2021.
	Nonaccrual Loans - Amortized Cost(1)			90+ Days	Interest Income Recognized
(In thousands)	December 31, 2020	June 30, 2021	No Allowance Recorded	Past Due and Accruing(2)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Commercial and industrial
General C&I	$34,363	$40,901	$3,105	$353	$111	$137
Energy	20,241	22,100	11,613	—	38	39
Restaurant	53,856	28,597	2,533	—	119	120
Healthcare	951	659	—	—	—	497
Total commercial and industrial	109,411	92,257	17,251	353	268	793
Commercial real estate
Industrial, retail, and other	7,301	5,992	3,570	50	34	120
Multifamily	—	—	—	—	—	—
Office	7,258	8,565	8,565	—	116	187
Total commercial real estate	14,559	14,557	12,135	50	150	307
Consumer
Residential	14,028	15,682	1,552	585	125	239
Other	4	21	—	—	8	10
Total consumer	14,032	15,703	1,552	585	133	249
Total	$138,002	$122,517	$30,938	$988	$551	$1,349

(1) Nonperforming loans do not include nonperforming loans held for sale of $0.2 million at December 31, 2020.
(2) Less than $0.1 million of net accrued interest receivable is excluded from the loan balances above as of June 30, 2021.

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

The following table provides information regarding loans that were modified as TDRs during the periods indicated.
	For the Three Months Ended June 30,
	2021		2020
(Dollars in thousands)	Number of TDRs	Amortized Cost(1)	Number of TDRs	Amortized Cost
Commercial and industrial
General C&I	1	$15,836	—	$—
Energy	1	10,499	—	—
Restaurant	1	7,306	—	—
Total	3	$33,641	—	$—

(1) There was less than $0.1 million of net accrued interest receivable recorded on the loan balances above as of June 30, 2021.

	For the Six Months Ended June 30,
	2021		2020
(Dollars in thousands)	Number of TDRs	Amortized Cost(1)	Number of TDRs	Amortized Cost(1)
Commercial and industrial
General C&I	1	$15,836	3	$19,366
Energy	1	10,499	1	8,140
Restaurant	1	7,306	2	24,246
Commercial real estate
Industrial, retail, and other	1	2,354	—	—
Total	4	$35,995	6	$51,752

(1) There was less than $0.1 million of net accrued interest receivable recorded on the loan balances above as of both June 30, 2021 and 2020.

For the three and six months ended June 30, 2021 and 2020, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date. During the three and six months ended June 30, 2021, approximately $5 thousand and $8.8 million in charge-offs were taken related to one general C&I loan and two energy loans that were modified into a TDR during the same period. During the three and six months ended June 30, 2020, approximately $12.4 million and $21.8 million in charge-offs were taken related to one restaurant loan and three general C&I loans that were modified into a TDR during the same period.

The following table provides information regarding the types of loan modifications that were modified into TDRs during the periods indicated.
	For the Three Months Ended June 30,
	2021		2020
	Number of Loans Modified by:
	Rate Concession	Modified Terms and/or Other Concessions	Rate Concession	Modified Terms and/or Other Concessions
Commercial and industrial
General C&I	—	1	—	—
Energy	—	1	—	—
Restaurant	—	1	—	—
Total	—	3	—	—

	For the Six Months Ended June 30,
	2021		2020
	Number of Loans Modified by:
	Rate Concession	Modified Terms and/or Other Concessions	Rate Concession	Modified Terms and/or Other Concessions
Commercial and industrial
General C&I	—	1	—	3
Energy	—	1	1	—
Restaurant	—	1	—	2
Commercial real estate
Industrial, retail, and other	—	1	—	—
Total	—	4	1	5

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $1.4 million and $1.6 million of consumer loans secured by single-family residential real estate that are in process of foreclosure at June 30, 2021 and December 31, 2020, respectively. During 2020, we ceased foreclosure activities on residential real estate due to the COVID-19 pandemic. The moratorium on residential foreclosures was extended through September 30, 2021. Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. In addition to the single-family residential real estate loans in process of foreclosure, the Company also held $21 thousand and $49 thousand of foreclosed single-family residential properties in other real estate owned as of June 30, 2021 and December 31, 2020, respectively.

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

The notional amounts and estimated fair values as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021			December 31, 2020
		Fair Value			Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$350,000	$13,263	$—	$350,000	$22,560	$—
Total derivatives designated as hedging instruments	350,000	13,263	—	350,000	22,560	—
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	1,299,146	16,162	2,002	1,200,581	20,699	1,647
Commercial loan interest rate caps	176,015	9	9	162,479	4	4
Commercial loan interest rate floors	560,272	8,381	8,381	560,048	11,986	11,986
Commercial loan interest rate collars	—	—	—	66,665	305	305
Mortgage loan held-for-sale interest rate lock commitments	16,192	261	—	33,458	531	—
Mortgage loan forward sale commitments	4,268	47	—	11,081	112	—
Mortgage loan held-for-sale floating commitments	2,421	—	—	4,206	—	—
Foreign exchange contracts	69,335	1,399	1,219	89,707	780	1,058
Total derivatives not designated as hedging instruments	2,127,648	26,259	11,611	2,128,225	34,417	15,000
Total derivatives	$2,477,648	$39,522	$11,611	$2,478,225	$56,977	$15,000

The Company is party to collateral support agreements with certain derivative counterparties. Such agreements require that the Company or the counterparty to maintain collateral based on the fair values of derivative transactions. In the event of default by a counterparty the non-defaulting counterparty would be entitled to the collateral. At June 30, 2021 and December 31, 2020, the Company was required to post $8.2 million and $11.4 million, respectively, in cash or securities as collateral for its derivative transactions, which are included in “interest-bearing deposits with banks” on the Company’s consolidated balance sheets. In addition, the Company had recorded the obligation to return cash collateral provided by a counterparty of $11.3 million as of June 30, 2021 within deposits on the Company’s consolidated balance sheet. The Company’s master agreements represent written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the master agreement and (2) in the event of default, provide the non-defaulting counterparty the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to promptly liquidate or set-off collateral posted by the defaulting counterparty. As permitted by U.S. GAAP, the Company does not offset fair value amounts for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts of derivatives executed with the same counterparty under the master agreement.

The Company records pre-tax gains and losses for derivatives not designated as hedging instruments in noninterest income on the consolidated statements of operations. For the three months ended June 30, 2021 and 2020, mortgage loans held for sale interest rate lock commitments incurred gains of $12 thousand compared to $215 thousand, respectively. For the six months ended June 30, 2021 and 2020, mortgage loans held for sale interest rate lock commitments incurred losses totaling $270 thousand compared to gains totaling $526 thousand, respectively. Foreign exchange contract gains total $1.0 million compared to $687 thousand for the three months ended June 30, 2021 and 2020, respectively. Foreign exchange contract gains totaled $2.1 million and $1.6 million for the six months ended June 30, 2021 and 2020, respectively.

Pre-tax gain (loss) included in the consolidated statements of operations related to derivative instruments designed as hedging instruments for the three and six months ended June 30, 2021 and 2020 were as follows:

	For the Three Months Ended June 30,
	2021		2020
(In thousands)	OCI	Reclassified from AOCI to interest income	OCI	Reclassified from AOCI to interest income
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$2,838	$1,318	$4,046	$981
Commercial loan interest rate collars	—	9,466	—	16,714

	For the Six Months Ended June 30,
	2021		2020
(In thousands)	OCI	Reclassified from AOCI to interest income	OCI	Reclassified from AOCI to interest income
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$(6,695)	$2,602	$28,081	$876
Commercial loan interest rate collars	—	22,278	143,199	24,926

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

Based on our current interest rate forecast, $18.1 million of deferred income on derivatives in OCI at June 30, 2021 is estimated to be reclassified into net interest income during the next twelve months. Future changes to interest rates or the amount of outstanding hedged loans may significantly change actual amounts reclassified to income. There were no reclassifications into income during the six months ended June 30, 2021 and 2020 as a result of any discontinuance of cash flow hedges because the forecasted transaction is no longer probable. The maximum length of time over which the Company is hedging a portion of its exposure to the variability in future cash flows for forecasted transactions is approximately 4.7 years as of June 30, 2021.

Interest Rate Agreements not designated as hedging derivatives

The Company enters into certain interest rate swap, floor, cap and collar agreements on commercial loans that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap, floor, cap or collar with a loan customer while at the same time entering into an offsetting interest rate agreement with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The interest rate swap transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate. The interest rate cap transaction allows the Company’s customer to minimize interest rate risk exposure to rising interest rates. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s consolidated statements of operations. The Company is exposed to credit loss in the event of nonperformance by the parties to the interest rate agreements. However, the Company does not anticipate nonperformance by the counterparties. The estimated fair value has been recorded as an asset and a corresponding liability in the accompanying consolidated balance sheets as of June 30, 2021 and December 31, 2020.

Note 5—Deposits

Domestic time deposits $250,000 and over were $445.0 million and $486.3 million at June 30, 2021 and December 31, 2020, respectively.

Note 6—Borrowed Funds

Senior and Subordinated Debt

Our outstanding senior and subordinated debt consists of the following:

(In thousands)	June 30, 2021	December 31, 2020
Cadence Bancorporation:
5.375% senior notes, due June 28, 2021	$—	$50,000
7.250% subordinated notes, due June 28, 2029, callable in 2024	35,000	35,000
3-month LIBOR plus 4.884%, subordinated notes, due March 11, 2025, callable in 2020	—	40,000
4.750% subordinated notes, due June 30, 2029, callable in 2024	85,000	85,000
Total — Cadence Bancorporation	120,000	210,000
Cadence Bank:
6.250% subordinated notes, due June 28, 2029, callable in 2024	25,000	25,000
Debt issue costs and unamortized premium	(1,341)	(1,670)
Total senior and subordinated debt	$143,659	$233,330

Details on the outstanding senior and subordinated debt are discussed in Note 10 of the Annual Report on Form 10-K for the year ended December 31, 2020. On March 11, 2021, the Company called the $40 million fixed-to-floating rate subordinated notes due on March 11, 2025. On June 28, 2021, the senior notes totaling $50 million with a fixed rate of 5.375% matured and were repaid.

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

Junior Subordinated Debentures

Our junior subordinated debt consists of the following:

(In thousands)	June 30, 2021	December 31, 2020
Junior subordinated debentures, 3-month LIBOR plus 2.85%, due 2033	$30,000	$30,000
Junior subordinated debentures, 3-month LIBOR plus 2.95%, due 2033	5,155	5,155
Junior subordinated debentures, 3-month LIBOR plus 1.75%, due 2037	15,464	15,464
Total par value	50,619	50,619
Purchase accounting adjustment, net of amortization	(12,867)	(12,982)
Total junior subordinated debentures	$37,752	$37,637

Advances from FHLB

Outstanding FHLB advances were $100 million as of June 30, 2021 and December 31, 2020. At June 30, 2021, the outstanding advance was a long-term convertible advance. Advances and letters of credit outstanding are collateralized by $3.6 billion of commercial and residential real estate loans pledged under a blanket lien arrangement as of June 30, 2021. At June 30, 2021, there remained $1.0 billion of borrowing availability.

As of June 30, 2021 and December 31, 2020, the FHLB has issued for the benefit of the Bank irrevocable letters of credit with outstanding balances of $663 million and $1.3 billion, respectively. The FHLB letters of credit are variable letters of credit in favor of municipal customers to secure certain deposits. Of the $663 million in letters of credit, $312 million expired on July 6, 2021, $300 million will expire on November 30, 2021, and the remaining $51 million will expire on December 31, 2021.

Note 7—Other Noninterest Income and Other Noninterest Expense

The detail of other noninterest income and other noninterest expense captions presented in the consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Other noninterest income
Insurance revenue	$287	$225	$558	$474
Income from bank owned life insurance policies	1,802	1,220	3,376	2,549
Other	6,022	(1,373)	10,706	(1,953)
Total other noninterest income	$8,111	$72	$14,640	$1,070

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Other noninterest expenses
Data processing expense	$3,179	$3,084	$6,438	$6,436
Software amortization	4,950	4,036	9,457	7,583
Consulting and professional fees	3,736	3,009	6,969	5,715
Loan related expenses	754	735	1,550	1,495
FDIC insurance	1,656	3,939	3,121	6,374
Communications	1,281	1,002	2,524	2,158
Advertising and public relations	1,487	920	2,414	2,384
Legal expenses	594	579	1,518	991
Other	7,998	8,052	17,036	19,688
Total other noninterest expenses	$25,635	$25,356	$51,027	$52,824

Note 8—Income Taxes

Income tax expense (benefit) for the three and six months ended June 30, 2021 was $29.5 million and $60.0 million, respectively, compared to a benefit of $(6.7) million and $(39.9) million for the same periods in 2020. The effective tax rate was 22.6% and 22.4% for the three and six months ended June 30, 2021, respectively, compared to 10.6% and 8.1% for the same periods in 2020. The increase in the effective tax rate for the three and six months ended June 30, 2021, primarily resulted from higher pre-tax income in the current periods. The effective tax rate for the three and six months ended June 30, 2020 was driven by a decrease in income before income taxes.

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

At June 30, 2021, we had a net deferred tax asset of $49.9 million, compared to $63.7 million at December 31, 2020. The decrease in the deferred asset was primarily due to the tax effects of the release for credit losses recorded during 2021, partially mitigated by the decrease in unrealized gains on securities available-for-sale.

Note 9—Earnings Per Common Share

The following table displays a reconciliation of the information used in calculating basic and diluted net income (loss) per common share for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Net income (loss) per consolidated statements of operations	$101,309	$(56,114)	$207,734	$(455,425)
Net income allocated to participating securities	(734)	—	(1,509)	—
Net income (loss) allocated to common stock	$100,575	$(56,114)	$206,225	$(455,425)

Weighted average common shares outstanding (Basic)	124,732,617	125,924,652	124,904,976	126,277,549
Weighted average dilutive restricted stock units	816,177	—	679,218	—
Weighted average common shares outstanding (Diluted)	125,548,794	125,924,652	125,584,194	126,277,549

Earnings (loss) per common share (Basic)	$0.81	$(0.45)	$1.65	$(3.61)
Earnings (loss) per common share (Diluted)	$0.80	$(0.45)	$1.64	$(3.61)

The computations of diluted earnings per share do not include the effect from the assumed exercise of stock options and restricted stock units which would have had an antidilutive effect on earnings per common share. There were 169,800 and 170,642 antidilutive stock options and restricted stock units for the three and six months ended June 30, 2021, respectively, compared to 3,098,998 and 2,805,761 antidilutive stock options and restricted stock units for the three and six months ended June 30, 2020, respectively.

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

The actual capital ratios for the Company and the Bank as of June 30, 2021 and December 31, 2020 are presented in the following table and as shown, are above the thresholds necessary to be considered “well-capitalized.” Management believes that no events or changes have occurred after June 30, 2021 that would change this designation.

	Consolidated Company		Bank
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Tier 1 leverage	11.4%	10.9%	11.6%	11.3%
Common equity tier 1 capital	14.7	14.0	14.7	14.1
Tier 1 risk-based capital	14.7	14.0	15.0	14.5
Total risk-based capital	17.0	16.7	16.2	15.9

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

The holding company had $102.5 million in cash on hand as of June 30, 2021. The company repaid the $50 million in senior notes that matured on June 28, 2021. While the holding company cash level is currently significant, the holding company does not generate income on a stand-alone basis, and other than raising cash from capital or debt markets, the holding company’s future cash level is dependent upon receiving dividends from the Bank.

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

(In thousands)	June 30, 2021	December 31, 2020
Commitments to extend credit	$4,652,103	$4,344,268
Commitments to grant loans	252,835	154,507
Standby letters of credit	270,086	216,741
Performance letters of credit	18,123	16,065
Commercial letters of credit	13,261	21,156

Commitments to extend credit and letters of credit include some exposure to credit loss in the event of nonperformance of the customer. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. In addition, the Company has entered certain contingent commitments to grant loans. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit policies and procedures for such commitments are the same as those used for lending activities. Because these instruments have fixed maturity dates and because a number expire without being drawn upon, they generally do not present any significant liquidity risk. No significant losses on commitments were incurred during the three and six months ended June 30, 2021 and 2020.

The Company makes investments in limited partnerships, including certain low-income housing partnerships for which tax credits are received. As of June 30, 2021 and December 31, 2020, unfunded capital commitments totaled $58.5 million and $40.6 million, respectively (see Note 13).

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis categorized by the level of inputs used in the valuation of each asset at June 30, 2021 and December 31, 2020:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2021
Assets
Investment securities available-for-sale	$4,277,448	$—	$4,277,448	$—
Derivative assets	39,522	—	39,522	—
Other assets	47,513	—	—	47,513
Total recurring basis measured assets	$4,364,483	$—	$4,316,970	$47,513
Liabilities
Derivative liabilities	$11,611	$—	$11,611	$—
Total recurring basis measured liabilities	$11,611	$—	$11,611	$—

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2020
Assets
Investment securities available-for-sale	$3,332,168	$—	$3,332,168	$—
Derivative assets	56,977	—	56,977	—
Other assets	38,758	—	—	38,758
Total recurring basis measured assets	$3,427,903	$—	$3,389,145	$38,758
Liabilities
Derivative liabilities	$15,000	$—	$15,000	$—
Total recurring basis measured liabilities	$15,000	$—	$15,000	$—

Changes in Level 3 Fair Value Measurements

The tables below include a roll-forward of the consolidated balance sheet amounts for the three and six months ended June 30, 2021 and 2020 for changes in the fair value of financial instruments within Level 3 of the valuation hierarchy that are recorded on a recurring basis. Level 3 financial instruments typically include unobservable components but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table (which are reported in other noninterest income in the consolidated statements of operations) may include changes to fair value due in part to observable factors that may be part of the valuation methodology.

Level 3 Assets Measured at Fair Value on a Recurring Basis

	For the Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020
(In thousands)	Net Profits Interests		Investments in Limited Partnerships		SBA Servicing Rights
Beginning Balance	$3,282	$4,071	$32,480	$24,042	$4,931	$3,942
Originations	—	—	—	—	664	261
Net (losses) gains included in earnings	(51)	(338)	2,426	(1,015)	321	(466)
Reclassifications	—	—	—	1,203	—	—
Contributions paid	—	—	5,747	499	—	—
Distributions received	(144)	—	(2,143)	(98)	—	—
Ending Balance	$3,087	$3,733	$38,510	$24,631	$5,916	$3,737
Net unrealized (losses) gains included in earnings relating to assets held at the end of the period	$(51)	$(338)	$2,426	$(1,015)	$321	$(466)
Net unrealized gains (losses) recognized in other comprehensive income relating to assets held at the end of the period	$—	$—	$—	$—	$—	$—

	For the Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020
(In thousands)	Net Profits Interests		Investments in Limited Partnerships		SBA Servicing Assets
Beginning Balance	$3,282	$4,330	$30,902	$18,742	$4,574	$3,810
Originations	—	—	—	—	1,051	561
Net (losses) gains included in earnings	(51)	(597)	4,212	(1,331)	291	(634)
Reclassifications	—	—	(2)	1,727	—	—
Acquired in settlement of loans	—	—	—	4,257	—	—
Contributions paid	—	—	7,553	1,783	—	—
Distributions received	(144)	—	(4,155)	(547)	—	—
Ending Balance	$3,087	$3,733	$38,510	$24,631	$5,916	$3,737
Net unrealized (losses) gains included in earnings relating to assets held at the end of the period	$(51)	$(597)	$4,212	$(1,331)	$291	$(634)
Net unrealized gains (losses) recognized in other comprehensive income relating to assets held at the end of the period	$—	$—	$—	$—	$—	$—

Assets Recorded at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheets at June 30, 2021 and December 31, 2020, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value:

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2021
Loans held for sale	$35,209	$—	$35,209	$—
Individually evaluated loans, net of allocated allowance for credit losses	77,907	—	—	77,907
Other real estate and repossessed assets	5,466		—	5,466
Total assets measured on a nonrecurring basis	$118,582	$—	$35,209	$83,373

(In thousands)	Carrying Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2020
Loans held for sale	$47,018	$—	$47,018	$—
Individually evaluated loans, net of allocated allowance for credit losses	87,084	—	—	87,084
Other real estate	6,517	—	—	6,517
Total assets measured on a nonrecurring basis	$140,619	$—	$47,018	$93,601

Significant unobservable inputs used in Level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis are summarized below:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average (1)
June 30, 2021
Individually evaluated loans, net of allowance for credit losses	$77,907	Appraised value, as adjusted	Discount to fair value	0% - 75%	35%
		Discounted cash flow	Discount rate	11% - 15%	12%
		Enterprise value	Comparables and average multiplier	1.8x - 6.7x	6.08x
Other real estate and repossessed assets	5,466	Appraised value, as adjusted	Discount to fair value	0% - 20%	10%
			Estimated closing costs	10%	10%

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Carrying Value	Valuation Methods	Unobservable Inputs	Range	Weighted Average (1)
December 31, 2020
Individually evaluated loans, net of allowance for credit losses	$87,084	Appraised value, as adjusted	Discount to fair value	0% - 72%	32%
		Discounted cash flow	Discount rate	3.75% - 3.91%	4%
		Enterprise value	Comparables and average multiplier	4.5x - 6.47x	4.95x
		Enterprise value	Discount rates and comparables	9%-15%	12%
Other real estate and repossessed assets	6,517	Appraised value, as adjusted	Discount to fair value	0% - 20%	10%
			Estimated closing costs	10%	10%
(1) Weighted averages were calculated using the input attribute and the outstanding balance of the loan

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2021
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$233,534	$233,534	$233,534	$—	$—
Interest-bearing deposits in other banks	1,861,886	1,861,886	1,861,886	—	—
Federal funds sold	4,679	4,679	4,679	—	—
Investment securities available-for-sale	4,277,448	4,277,448	—	4,277,448	—
Loans held for sale	35,209	35,209	—	35,209	—
Net loans	11,386,770	11,545,560	—	—	11,545,560
Derivative assets	39,522	39,522	—	39,522	—
Other assets	107,492	107,492	—	—	107,492
Financial Liabilities:
Deposits	15,983,808	15,988,606	—	15,988,606	—
Advances from FHLB	100,000	100,000	—	100,000	—
Subordinated debt	143,659	155,565	—	155,565	—
Junior subordinated debentures	37,752	48,047	—	48,047	—
Notes payable	1,277	1,277	—	1,277	—
Derivative liabilities	11,611	11,611	—	11,611	—

	December 31, 2020
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$283,261	$283,261	$283,261	$—	$—
Interest-bearing deposits in other banks	1,768,847	1,768,847	1,768,847	—	—
Federal funds sold	1,838	1,838	1,838	—	—
Investment securities available-for-sale	3,332,168	3,332,168	—	3,332,168	—
Loans held for sale	47,018	47,018	—	47,018	—
Net loans	12,351,969	12,529,458	—	—	12,529,458
Derivative assets	56,977	56,977	—	56,977	—
Other assets	96,838	96,838	—	—	96,838
Financial Liabilities:
Deposits	16,052,245	16,059,358	—	16,059,358	—
Advances from FHLB	100,000	100,000	—	100,000	—
Senior debt	49,986	50,439	—	50,439	—
Subordinated debt	183,344	191,438	—	191,438	—
Junior subordinated debentures	37,637	42,745	—	42,745	—
Notes payable	1,702	1,702	—	1,702	—
Derivative liabilities	15,000	15,000	—	15,000	—

Note 13—Variable Interest Entities and Other Investments

The Bank has invested in several affordable housing projects as a limited partner. The partnerships have qualified to receive annual affordable housing federal tax credits that are recognized as a reduction of current tax expense. The Company has determined that these structures meet the definition of a VIE but that consolidation is not required, as the Bank is not the primary beneficiary. At June 30, 2021 and December 31, 2020, the Bank’s maximum exposure to loss associated with these limited partnerships was limited to the Bank’s investment. The Company accounts for these investments and the related tax credits using either the effective yield method or the proportional amortization method, depending upon the date of the investment. Under the effective yield method, the Bank recognizes the tax credits as they are allocated and amortizes the initial costs of the investments to provide a constant effective yield over the period that the tax credits are allocated. Under the proportional amortization method, the Bank amortizes the cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. At June 30, 2021 and December 31, 2020, the Company had recorded investments in other assets on its consolidated balance sheets of approximately $35.7 million and $31.5 million, respectively, related to these investments.

Additionally, the Company invests in other certain limited partnerships accounted for under the fair value practical expedient of net asset value totaling $38.5 million and $30.9 million as of June 30, 2021 and December 31, 2020, respectively. The Company recognized gains of $2.4 million and $4.2 million for the three and six months ended June 30, 2021, respectively, compared to losses of $1.0 million and $1.3 million for the same periods in 2020, respectively, related to these assets recorded at fair value through net income. Certain other limited partnerships without readily determinable fair values that do not qualify for the practical expedient are accounted for at their cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments totaled $3.0 million and $7.1 million as of June 30, 2021 and December 31, 2020, respectively. Other limited partnerships are accounted for under the equity method totaling $15.8 million and $14.6 million at June 30, 2021 and December 31, 2020, respectively.

The following table presents a summary of the Company’s investments in limited partnerships:
(In thousands)	June 30, 2021	December 31, 2020
Affordable housing projects (amortized cost)	$35,716	$31,541
Limited partnerships accounted for under the fair value practical expedient of NAV	38,510	30,902
Limited partnerships without readily determinable fair values that do not qualify for the practical expedient of NAV accounted for under the cost method	3,042	7,105
Limited partnerships required to be accounted for under the equity method	15,806	14,646
Total investments in limited partnerships	$93,074	$84,194

Cadence has elected a measurement alternative to fair value for certain equity investments without a readily determinable fair value. As of June 30, 2021 and December 31, 2020, there were no downward and upward adjustments to these investments for impairments or price changes from observable transactions. However, in 2020, there was one investment determined to be fully impaired and a $1.9 million charge was recognized. The carrying amount of equity investments measured under the measurement alternative are as follows:

	For the Six Months Ended June 30,
(In thousands)	2021	2020
Carrying value, Beginning of Year	$7,105	$8,681
Reclassifications	3,103	(1,678)
Distributions	(7,740)	(440)
Contributions	574	523
Carrying value, End of Period	$3,042	$7,086

During 2016, the Bank received net profits interests in oil and gas reserves, in connection with the reorganization under bankruptcy of two loan customers (one of these was sold during 2018). The Company has determined that these contracts meet the definition of a VIE but that consolidation is not required as the Bank is not the primary beneficiary. The net profits interests are financial instruments and recorded at estimated fair value, which was $3.1 million at June 30, 2021 compared to $3.3 million at December 31, 2020, representing the maximum exposure to loss as of that date.

The Company has established a rabbi trust related to the deferred compensation plan offered to certain of its employees. The Company contributes employee cash compensation deferrals to the trust. The assets of the trust are available to creditors of the Company only in the event the Company becomes insolvent. This trust is considered a VIE because either there is no equity at risk in the trust or because the Company provided the equity interest to its employees in exchange for services rendered. The Company is considered the primary beneficiary of the rabbi trust as it has the ability to select the underlying investments made by the trust, the activities that most significantly impact the economic performance of the rabbi trust. The Company includes the assets of the rabbi trust as a component of other assets and a corresponding liability for the associated benefit obligation in other liabilities in its consolidated balance sheets. The amount of rabbi trust assets and benefit obligation was $4.4 million and $4.0 million at June 30, 2021 and December 31, 2020, respectively.

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

The following tables present the operating results of the segments as of and for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$141,380	$(40)	$(2,799)	$138,541
Provision (release) for credit losses	(51,876)	—	—	(51,876)
Noninterest income	33,038	13,114	322	46,474
Noninterest expense	90,027	9,131	6,908	106,066
Income tax expense (benefit)	31,769	480	(2,733)	29,516
Net income (loss)	$104,498	$3,463	$(6,652)	$101,309
Total assets	$18,577,862	$96,712	$18,049	$18,692,623

	Three Months Ended June 30, 2020
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$158,440	$(58)	$(3,668)	$154,714
Provision for credit losses	158,811	—	—	158,811
Noninterest income	18,875	10,966	109	29,950
Noninterest expense	78,982	8,262	1,376	88,620
Income tax (benefit) expense	(13,677)	377	6,647	(6,653)
Net (loss) income	$(46,801)	$2,269	$(11,582)	$(56,114)
Total assets	$18,760,701	$92,638	$4,414	$18,857,753

	Six Months Ended June 30, 2021
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$287,500	$(87)	$(6,123)	$281,290
Provision (release) for credit losses	(100,138)	—	—	(100,138)
Noninterest income	63,108	26,375	686	90,169
Noninterest expense	176,894	18,461	8,533	203,888
Income tax expense (benefit)	63,923	864	(4,812)	59,975
Net income (loss)	$209,929	$6,963	$(9,158)	$207,734
Total assets	$18,577,862	$96,712	$18,049	$18,692,623

	Six Months Ended June 30, 2020
(In thousands)	Banking	Financial Services	Corporate	Consolidated
Net interest income (expense)	$315,998	$(410)	$(7,406)	$308,182
Provision for credit losses	242,240	—	—	242,240
Noninterest income (expense)	44,217	21,175	(373)	65,019
Noninterest expense	607,046	16,974	2,253	626,273
Income tax (benefit) expense	(44,599)	473	4,239	(39,887)
Net (loss) income	$(444,472)	$3,318	$(14,271)	$(455,425)
Total assets	$18,760,701	$92,638	$4,414	$18,857,753

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

The Amended and Restated 2015 Omnibus Incentive Plan (the “Plan”) permits the Company to grant to employees and directors various forms of incentive compensation. The principal purposes of this plan are to focus directors, officers, and other employees and consultants on business performance that creates shareholder value, to encourage innovative approaches to the business of the Company, and to encourage ownership of the Company’s stock. The Plan authorizes 7.5 million common share equivalents available for grant, where grants of full value awards (e.g., shares of restricted stock, restricted stock units and performance stock units) count as one share equivalent. The number of remaining share equivalents available for future issuance under the Plan was 2.9 million at June 30, 2021.

Restricted Stock Units

During the six months ended June 30, 2021 and 2020, the Company granted 632,464 and 772,881 shares, respectively, of stock-based awards in the form of restricted stock units (“RSU”) pursuant to and subject to the provisions of the Plan. The following table summarizes the activity related to restricted stock unit awards:

	For the Six Months Ended June 30,
	2021		2020
	Number of Shares	Weighted Average Fair Value per Unit at Award Date	Number of Shares	Weighted Average Fair Value per Unit at Award Date
Non-vested at beginning of period	1,617,945	$14.35	1,229,863	$19.97
Granted during the period	632,464	21.79	772,881	7.80
Vested during the period	(402,964)	14.85	(198,075)	20.03
Forfeited during the period	(138,456)	22.22	(60,788)	19.40
Non-vested at end of period	1,708,989	$16.34	1,743,881	$14.59

The RSU granted include both time and performance-based components. The following table summarizes the vesting schedule for the time-based RSU granted that remain unvested at June 30, 2021:

Quarter Ending	Annual Vesting	Quarterly Vesting	Cliff Vesting
September 30, 2021	962
March 31, 2022	24,282	103,992	21,653
March 31, 2023	95,920
June 30, 2023	3,018
September 30, 2023	7,426
March 31, 2024	847,135
June 30, 2024	6,900
September 30, 2024	10,000

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

The Company recorded $3.9 million and $6.0 million of equity-based compensation expense for the outstanding restricted stock units for the three and six months ended June 30, 2021, respectively, compared to $1.2 million and $2.3 million for the three and six months ended June 30, 2020, respectively. The remaining expense related to unvested restricted stock units is $22.0 million as of June 30, 2021 and will be recognized over service periods ranging from 3 months to 39 months.

Stock Options

During the first quarter of 2019, the Company granted 1,602,848 stock options to certain executive officers. The options were granted at an exercise price equal to a 15% premium to the fair value of the Company’s Class A common stock at the date of grant, with a weighted-average exercise price of $20.43. The options vest over a three-year period and expire at the end of seven years. During the six months ended June 30, 2021 and 2020, 534,283 of the stock options vested, leaving 534,283 stock options unvested as of June 30, 2021. The Company recorded $309 thousand and $618 thousand of equity-based compensation expense for the outstanding stock options for both the three and six months ended June 30, 2021 and 2020, respectively. The remaining expense related to unvested stock options is $676 thousand at June 30, 2021 and will be recognized over the next 7 months.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the stock options. See Note 20 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2020 for a description of the assumptions used for stock option awards issued during 2019.

Employee Stock Purchase Plan

On June 1, 2018, the Company commenced the 2018 Employee Stock Purchase Plan (“ESPP”), whereby employees may purchase the Company’s Class A common stock at a discount of 15% of the fair market value of a share of Class A common stock, defined as the closing price of Class A common stock on the NYSE for the last day of the purchase period (as defined in the ESPP). The total amount of the Company’s Class A common stock on which options may be granted under the ESPP shall not exceed 500,000 shares. Shares of Class A common stock subject to any unexercised portion of a terminated, canceled, or expired option granted under the ESPP may again be used for options under the ESPP. No participating employee shall have any rights as a shareholder until the issuance of shares to the employee. There were 38,865 shares of Class A common stock purchased in the open market by the ESPP during the six months ended June 30, 2021, compared to 117,481 shares during the six months ended June 30, 2020, which resulted in compensation expense of $57 thousand and $132 thousand compared to $31 thousand and $45 thousand for the three and six months ended June 30, 2021 and 2020, respectively.

As a result of our announced merger with BancorpSouth Bank, the final offering period under the ESPP ended on June 30, 2021, and no additional offering periods will commence prior to the Effective Time of the merger. Upon the Effective Time of the merger, the ESPP will terminate, and no further rights will be granted thereunder.

Note 16—Accumulated Other Comprehensive Income (Loss)

Activity within the balances in accumulated other comprehensive income (loss) is shown in the following tables for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30, 2021
(In thousands)	Unrealized gains (losses) on securities available-for-sale	Unrealized gains (losses) on derivative instruments designated as cash flow hedges	Accumulated other comprehensive income (loss)
Balance at December 31, 2020	$65,594	$44,492	$110,086
Net change	(38,892)	(24,161)	(63,053)
Balance at June 30, 2021	$26,702	$20,331	$47,033

	Six Months Ended June 30, 2020
(In thousands)	Unrealized gains on securities available-for-sale	Unrealized gains on derivative instruments designated as cash flow hedges	Accumulated other comprehensive income
Balance at December 31, 2019	$19,605	$95,097	$114,702
Net change	48,929	109,829	158,758
Balance at June 30, 2020	$68,534	$204,926	$273,460

Note 17—Subsequent Events

On July 21, 2021, the Bank received a letter (the “Letter”) from the U.S. Department of Justice (the “DOJ”) alleging that, from 2013 to 2017, the Bank had been engaged in housing-related lending practices in the Houston, Texas region that violated the Fair Housing Act and the Equal Credit Opportunity Act. The Letter also stated that the DOJ had been authorized to file a complaint against the Bank in the U.S. District Court for the Northern District of Georgia regarding these allegations seeking injunctive relief as well as monetary relief, including the assessment of civil penalties in an amount authorized by statute. Cadence does not believe it has violated either the Fair Housing Act or the Equal Credit Opportunity Act. Due to the timing of the Letter, Cadence cannot estimate any potential cost of resolving this issue or the likelihood that there will be a monetary cost to a resolution.

Beginning on May 28, 2021, five purported holders of Cadence common stock filed substantially similar complaints against Cadence and the members of the Cadence board of directors (and, in one case, BancorpSouth). Two complaints were filed in the United States District Court for the District of Delaware, two complaints were filed in the United States District Court for the Southern District of New York and one complaint was filed in the United States District Court for the Northern District of Georgia. The complaints are captioned as follows: Stein v. Cadence Bancorporation et al., No. 1:21-cv-00784 (D. Del. filed May 28, 2021); Lo v. Cadence Bancorporation et al., No. 1:21-cv-04952 (S.D.N.Y. filed June 4, 2021); Raul v. Cadence Bancorporation et al., No. 1:21-cv-05695 (S.D.N.Y. filed July 1, 2021); Waterman v. Cadence Bancorporation et al., No. 1:21-cv-00821 (D. Del. filed June 4, 2021); and Parshall v. Cadence Bancorporation et al., No. 1:21-mi-99999-UNA (N.D. Ga.) (collectively, the “Cadence Actions”). The complaints in the Cadence Actions assert claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 14a-9 promulgated thereunder against Cadence and the members of the Cadence board of directors (and, in one case, BancorpSouth) alleging, among other things, that the preliminary proxy statement filed on May 27, 2021 with the Securities and Exchange Commission (the “SEC”) was materially incomplete and misleading in various respects. The plaintiff in Lo v. Cadence et. al. voluntarily dismissed the action on June 16, 2021. In addition, on June 9, 2021, a purported holder of BancorpSouth common stock filed a complaint against BancorpSouth and the members of the BancorpSouth board of directors in the United States District Court for the Eastern District of New York. The complaint is captioned as Harris v. BancorpSouth Bank et al., No. 1:21-cv-03255 (E.D.N.Y. filed June 9, 2021) (the “BancorpSouth Action” and together with the Cadence Actions, the “Actions”). The complaint in the BancorpSouth Action asserts claims under Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against BancorpSouth and the members of the BancorpSouth board of directors alleging, among other things, that the preliminary proxy statement filed on May 27, 2021 with the SEC was materially incomplete and misleading in various respects. Among other remedies, the plaintiffs in each of the Actions seek to enjoin the merger and, if the Merger is completed, money damages.

Subsequent to June 30, 2021, the plaintiffs and defendants reached an agreement to resolve the Actions. In connection with resolution of the Actions, Cadence has agreed to make certain supplemental disclosures to the joint proxy statement/offering circular of Cadence and BancorpSouth, which was filed by Cadence with the SEC and by BancorpSouth with the Federal Deposit Insurance Corporation (the “FDIC”) on July 7, 2021 (the “Proxy Statement”). The plaintiffs have agreed that, following the filing of a Current Report on Form 8-K that discloses and describes the resolution of the Actions, the plaintiffs will dismiss the Actions in their entirety.

On July 22, 2021, the Board of Directors of Cadence Bancorporation declared a quarterly cash dividend in the amount of $0.15 per share of outstanding common stock, representing an annualized dividend of $0.60 per share. The dividend will be paid on August 13, 2021 to holders of record of Cadence’s Class A common stock on August 6, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis presents our results of operations and financial condition on a consolidated basis for the three and six months ended June 30, 2021. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying notes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of June 30, 2021, compared to December 31, 2020 for the balance sheets and the three and six months ended June 30, 2021 compared to June 30, 2020 for the statements of operations.

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

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value, $0.01 per share, of Cadence (“Cadence Common Stock”) issued and outstanding immediately prior to the Effective Time, other than certain shares held by Cadence or BancorpSouth, will be converted into the right to receive 0.70 shares of common stock (the “Exchange Ratio”), par value $2.50 per share, of BancorpSouth (the “BancorpSouth Common Stock”). Prior to the Effective Time, Cadence will declare and pay a special cash dividend of $1.25 per share of Cadence Common Stock (the “Special Dividend”). For more information regarding the Merger, the Merger Agreement, the Bank Merger, and the Bank Merger Agreement, please refer to the Current Report on Form 8-K that Cadence filed with the United States Securities and Exchange Commission (the “SEC”) on April 16, 2021 and the definitive joint proxy statement on Schedule 14A, including an offering circular with respect to the common stock of BancorpSouth Bank that Cadence filed with the SEC on July 7, 2021.

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

•	the impact of, or problems arising from the integration of the two companies,
•	the outcome of any legal proceedings that have been or may be instituted against BancorpSouth Bank or Cadence, and
•	current or future adverse legislation or regulation.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Quarterly Report as well as the joint proxy statement on Schedule 14A and offering circular that BancorpSouth and Cadence filed on July 7, 2021. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

Cadence is a financial holding company and a Delaware corporation headquartered in Houston, Texas, and is the parent company of Cadence Bank. With $18.7 billion in assets, $11.6 billion in total loans (net of unearned discounts and fees), $16.0 billion in deposits and $2.2 billion in shareholders’ equity as of June 30, 2021, we currently operate a network of 99 locations across Texas, Georgia, Alabama, Florida, Mississippi, and Tennessee. We focus on middle-market commercial lending, complemented by retail banking and wealth management services, and provide a broad range of banking services to businesses, high net worth individuals and business owners.

We continue to actively monitor developments related to COVID-19 and its impact to our business, customers, employees, counterparties, vendors, and service providers. During the second quarter of 2021, the most notable financial impact to our results of operations was a decreased provision for credit losses. The decrease in the provision for credit losses was primarily driven by improved macroeconomic variables such as unemployment and GDP, which are incorporated into our economic forecasts utilized to calculate our allowance for credit losses, as well as continued improvements in the level of nonperforming and criticized loans.

We also continue to offer various forms of support to our customers, employees, and communities that have experienced impacts from COVID-19. The CARES Act remains in effect until December 31, 2021 and the moratorium on residential foreclosures was extended through September 30, 2021. We have worked with customers impacted by the economic downturn, offering payment deferrals and other loan modifications. As of June 30, 2021, the remaining outstanding balance of active loan payment deferrals has decreased to $82.5 million and currently, we expect this downward trend to continue.

We operate Cadence through three operating segments: Banking, Financial Services and Corporate. Our Banking Segment, which represented approximately 94% of our total revenues for the six months ended June 30, 2021, consists of our Commercial Banking, Retail Banking and Private Banking lines of business. Within our Commercial Banking line of business, we focus on select industries, which we refer to as our “specialized industries,” in which we believe we have specialized experience and service capabilities. These industries include franchise restaurant, healthcare, and technology. Energy lending is also an important part of our business as energy production and energy related industries are meaningful contributors to the economy in our Texas market. In our Retail Banking business line, we offer a broad range of banking services through our branch network to serve the needs of consumers and small businesses. In our Private Banking business line, we offer banking services, such as deposit services and residential mortgage lending, to affluent clients and business owners. Our Financial Services Segment includes our Trust, Retail Brokerage, and Investment Services. These businesses offer products independently to their own customers as well as to Banking Segment clients. Investment Services operates through a wholly owned subsidiary, Linscomb & Williams. The products offered by the businesses in our Financial Services Segment primarily generate non-banking service fee income. Our Corporate Segment reflects parent-only activities, including debt and capital raising, and intercompany eliminations.

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

Selected Financial Data

The following table summarizes certain selected consolidated financial data for the periods presented. The historical consolidated financial information presented below contains financial measures that are not presented in accordance with U.S. GAAP, and which have not been audited. See “Table 28 – Non-GAAP Financial Measures.”

Table 1 – Selected Financial Data

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
(In thousands, except share and per share data)	2021	2020	2021	2020	2020
Statement of Operations Data:
Net income (loss)	$101,309	$(56,114)	$207,734	$(455,425)	$(205,527)
Net interest income	138,541	154,714	281,290	308,182	618,966
Noninterest income (4)	46,474	29,950	90,169	65,019	307,355
Noninterest expense (3)	106,066	88,620	203,888	626,273	826,464
Provision (release) for credit losses	(51,876)	158,811	(100,138)	242,240	278,048
Efficiency ratio (1)	57.33%	47.99%	54.89%	167.81%	89.22%
Adjusted efficiency ratio (1)	53.94%	47.93%	53.53%	48.92%	41.04%
Per Share Data:
Earnings (loss) - basic	$0.81	$(0.45)	$1.65	$(3.61)	$(1.63)
Earnings (loss) - diluted	0.80	(0.45)	1.64	(3.61)	(1.63)
Book value per common share	17.66	16.24	17.66	16.24	16.84
Tangible book value (1)	16.72	15.15	16.72	15.15	15.83
Weighted average common shares outstanding
Basic	124,732,617	125,924,652	124,904,976	126,277,549	126,120,534
Diluted	125,548,794	125,924,652	125,584,194	126,277,549	126,120,534
Cash dividends declared	$0.150	$0.050	$0.300	$0.225	$0.350
Dividend payout ratio	18.52%	(11.11)%	18.18%	(6.23)%	(21.47)%
Performance Ratios:
Return on average common equity(2)	19.22%	(10.65)%	19.95%	(40.12)%	(9.46)%
Return on average tangible common equity (1)(2)	21.12	(10.56)	21.95	(3.57)	11.63
Return on average assets(2)	2.17	(1.22)	2.23	(5.06)	(1.13)
Net interest margin (2)	3.10	3.51	3.16	3.67	3.58
Period-End Balance Sheet Data:
Investment securities, available-for-sale	$4,277,448	$2,661,433	$4,277,448	$2,661,433	$3,332,168
Total loans, net of unearned income	11,634,502	13,699,097	11,634,502	13,699,097	12,719,129
Allowance for credit losses ("ACL")	247,732	370,901	247,732	370,901	367,160
Total assets	18,692,623	18,857,753	18,692,623	18,857,753	18,712,567
Total deposits	15,983,808	16,069,282	15,983,808	16,069,282	16,052,245
Total shareholders’ equity	2,202,738	2,045,480	2,202,738	2,045,480	2,121,102
Asset Quality Ratios:
Total nonperforming assets ("NPA") to total loans and OREO and other NPA	1.20%	1.74%	1.20%	1.74%	1.24%
Total nonperforming loans to total loans	1.05	1.64	1.05	1.64	1.08
Total ACL to total loans	2.13	2.71	2.13	2.71	2.89
ACL to total nonperforming loans ("NPLs")	202.20	165.30	202.20	165.30	266.05
Net charge-offs to average loans(2)	0.29	0.94	0.34	0.97	0.79
Capital Ratios:
Total shareholders’ equity to assets	11.8%	10.8%	11.8%	10.8%	11.3%
Tangible common equity to tangible assets (1)	11.2	10.2	11.2	10.2	10.7
Common equity tier 1 (CET1)	14.7	11.7	14.7	11.7	14.0
Tier 1 leverage capital	11.4	9.5	11.4	9.5	10.9
Tier 1 risk-based capital	14.7	11.7	14.7	11.7	14.0
Total risk-based capital	17.0	14.3	17.0	14.3	16.7

(1)	Considered a non-GAAP financial measure. See “Table 28 – Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.
(2)	Annualized.
(3)	The six months ended June 30, 2020 includes the non-cash goodwill impairment charge of $443.7 million in noninterest expense, $412.9 million after-tax.
(4)	The year ended December 31, 2020 includes accelerated hedge revenue of $169.2 million, $129.5 million after-tax.

Summary of Results of Operations – Three and Six Months Ended June 30, 2021

Net income for the three months ended June 30, 2021 totaled $101.3 million compared to a net loss of $56.1 million for the same period in 2020. The net income for the second quarter of 2021 resulted from a release in provision for credit losses as a result of improved economic conditions and forecast and continued improvements in overall credit including reductions in nonperforming and criticized loans. The resulting earnings per diluted common share for the three months ended June 30, 2021 were $0.80 compared to losses per diluted common share of ($0.45) for the same period in 2020.

Net income for the six months ended June 30, 2021 totaled $207.7 million compared to a loss of ($455.4) million for the same period in 2020. The net income for the first six months of 2021 resulted from a release of provision of $100.1 million and increased noninterest income. The primary driver of the net loss for the six months ended June 30, 2020 was a non-cash goodwill impairment charge of $412.9 million, net of tax, that was incurred in the first quarter in 2020. The resulting earnings per diluted common share for the six months ended June 30, 2020 were $1.64 compared to losses per diluted common share of ($3.61) for the same period in 2020.

The second quarter periods and year-to-date periods of 2021 and 2020 included non-routine revenues and expenses. The non-routine revenue for the second quarter and first six months of 2021 consists of net security gains and merger expenses. The non-routine revenues and expenses of the second quarter and first six months in 2020 consists primarily of the non-cash goodwill impairment charge, merger related expenses, net securities gains, and expenses related to COVID-19. Excluding these non-routine revenues and expenses, adjusted net income(1) was $106.1 million or $0.84 per share and $210.8 million or $1.67 per share for the three and six months ended June 30, 2021, respectively, compared to losses of ($56.9) million or ($0.45) per share and losses of ($44.5) million or ($0.35) per share for the same periods in 2020, respectively.

Annualized returns on average assets, common equity, and tangible common equity(1) for the three months ended June 30, 2021 were 2.17%, 19.22%, and 21.12%(1), respectively, compared to (1.22)%, (10.65)%, and (10.56)%(1) for the same period in 2020, respectively. Annualized returns on average assets, common equity, and tangible common equity(1) for the six months ended June 30, 2021 were 2.23%, 19.95% and 21.95%, respectively, compared to (5.06)%, (40.12)% and (3.57)% for the same period in 2020, respectively.

Adjusted returns(1) on average assets, common equity, and tangible common equity for the three months ended June 30, 2021 were 2.28%, 20.13%, and 22.08%, respectively, compared to (1.24)%, (10.81)%, and (10.73)% for the same period in 2020, respectively. Adjusted returns on average assets, common equity, and tangible common equity exclude the impact of the non-routine items noted above. Adjusted annualized returns on average assets, common equity, and tangible common equity(1) for the six months ended June 30, 2021 were 2.26%, 20.24%, and 22.26%, respectively, compared to (0.49)%, (3.92)%, and (3.77)% for the same period in 2020, respectively.

Net interest income was $138.5 million for the three months ended June 30, 2021, a $16.2 million or 10.5% decrease compared to the same period in 2020. Our net interest spread decreased to 2.96% for the three months ended June 30, 2021 compared to 3.23% for the same period in 2020. Our fully tax-equivalent net interest margin (“NIM”) for the three months ended June 30, 2021 was 3.10% as compared to 3.51% for the same period in 2020. Net interest income was $281.3 million for the six months ended June 30, 2020, a $26.9 million or 8.7% decrease compared to the same period in 2020. Our net interest spread experienced a decrease to 3.01% for the six months ended June 30, 2021 compared to 3.29% for the same period in 2020, and the net interest margin on an annualized basis experienced a decrease of 51 basis points to 3.16% from 3.67%. The quarter and year-to-date decreases in NIM compared to the prior year periods reflect the impact of lower interest rates, increases in lower yielding securities, and a decrease in average loans outstanding, and lower hedge income, partially offset by the impact of lower interest rates on deposit costs and debt payoffs.

Provision for credit losses was a release of $51.9 million for the three months ended June 30, 2021, compared to a provision of $158.8 million for the same period in 2020. Provision for credit losses was a release of $100.1 million for the six months ended June 30, 2021, compared to a provision of $242.2 million in the same period in 2020. (see “—Provision for Credit Losses” and “—Asset Quality”). The provision releases for the quarter and the first six months were driven by improvement in current economic forecasts resulting from a decrease in COVID-19 driven stress and improvements in credit metrics including a decrease in nonperforming and criticized loans. Annualized net charge-offs were 0.29% and 0.94% of average loans for the three months ended June 30, 2021 and 2020, respectively, and 0.34% and 0.97% for the six months ended June 30, 2021 and 2020, respectively.

Noninterest income for the second quarter of 2021 was $46.5 million, an increase of $16.5 million or 55.2%, compared to the same period in 2020. Adjusted noninterest income(1) for the second quarter of 2021 was $46.5 million, an increase of $18.8 million or 68.0%, compared to the second quarter in 2020. Noninterest income for the first six months of 2021 was $90.2 million, an increase of $25.2 million or 38.7%, compared to the same period in 2020. Adjusted noninterest income(1) for the first six months of 2021 was $87.9 million, an increase of $28.2 million or 47.1%, compared to the first six months in 2020. The increases for the quarter and year-to-date periods were driven by increases in investment advisory fees, service charges on deposits, SBA income, and earnings on limited partnerships.

Noninterest expense for the second quarter of 2021 was $106.1 million, an increase of $17.4 million or 19.7%, compared to the same period in 2020. Adjusted noninterest expense(1), which excludes the impact of non-routine items(1), was $99.8 million, an increase of $12.4 million or 14.2%, compared to the same period in 2020. Noninterest expense for the six months ended June 30, 2021 was $203.9 million, an increase of $21.3 million or 11.7% from noninterest expense, excluding goodwill impairment charge, for the same period in 2020. For the first six months of 2021, adjusted noninterest expense(1), which excludes the impact of non-routine items(1), was $197.6 million, an increase of $17.7 million or 9.8%, compared to the same period in 2020. The increases for the quarter and year-to-date periods were driven by increases in salaries and employee benefits and merger related expenses.

Our efficiency ratio(1) was 57.33% for the three months ended June 30, 2021, compared to 47.99% efficiency ratio for that same period in 2020. For the six months ended June 30, 2021, our efficiency ratio was 54.89% compared to 48.92% for the same period in 2020, excluding the goodwill impairment charge.

Our adjusted efficiency ratio(1) was 53.94% for the three months ended June 30, 2021, compared to 47.93% for the same period in 2020. Our adjusted efficiency ratio(1) was 53.53% for the six months ended June 30, 2021, compared to 48.92% for the same period in 2020. Adjusted efficiency ratios exclude the impact of the non-routine items.

(1)	Considered a non-GAAP financial measure. See “Table 28 – Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to the most directly comparable GAAP financial measure.

Summary of Financial Condition as of June 30, 2021

Our total loans, net of unearned income, decreased $1.1 billion or 8.5%, from December 31, 2020 to $11.6 billion at June 30, 2021. The decrease in loan balances included $719.7 million in PPP loan paydowns and forgiveness and a net decrease of $364.9 million in non-PPP loans primarily driven by net paydowns and payoffs, partially offset by net loan fundings of approximately $2.1 billion.

Total nonperforming assets (“NPAs”) as a percent of total loans, OREO and other NPAs decreased to 1.20% compared to 1.24% as of December 31, 2020. NPAs totaled $140.1 million as of the June 30, 2021, compared to $157.8 million as of December 31, 2020.

Our allowance for credit losses decreased by $119.4 million or 32.5%, to $247.7 million at June 30, 2021, and represented approximately 2.13% of total loans at June 30, 2021 and 2.89% at December 31, 2020.

Total deposits decreased by $68.4 million, or 0.4%, from December 31, 2020 to $16.0 billion at June 30, 2021. At June 30, 2021, noninterest-bearing deposits increased $636.5 million, or 12.6%, from the December 31, 2020 and comprised 35.5% and 31.4% of total deposits at June 30, 2021 and December 31, 2020, respectively. There was a decrease of $166.2 million in brokered deposits from December 31, 2020 bringing the ratio of brokered deposits to total deposits down to 2.8%.

Total borrowed funds decreased by $90.0 million, or 24.1%, from December 31, 2020 to $282.7 million at June 30, 2021. On March 11, 2021, we called the $40 million fixed-to-floating rate subordinated debt that was due on March 11, 2025. On June 28, 2021, the senior notes totaling $50 million with a fixed rate of 5.375% matured and were repaid.

Our Tier 1 leverage ratio increased 43 basis points, Tier 1 risk-based capital increased 71 basis points, and total risk-based capital ratio increased 27 basis points from December 31, 2020. We met all capital adequacy requirements and the Bank continued to exceed the requirements to be considered well-capitalized under regulatory guidelines as of June 30, 2021.

Results of Operations

Earnings

For the three and six months ended June 30, 2021, the Company reported net income of $101.3 million and $207.7 million compared to net losses of $56.1 million and $455.4 million for the same periods in 2020, respectively. The following table presents key earnings data for the periods:

Table 2 – Key Earnings Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except percentages and per share data)	2021	2020	2021	2020
Net income (loss)	$101,309	$(56,114)	$207,734	$(455,425)
Net income (loss) per common share
- basic	0.81	(0.45)	1.65	(3.61)
- diluted (1)	0.80	(0.45)	1.64	(3.61)
Dividends declared per share	0.150	0.050	0.300	0.225
Dividend payout ratio	18.52%	(11.11)%	18.18%	(6.23)%
Net interest margin(2)	3.10	3.51	3.16	3.67
Net interest spread(2)	2.96	3.23	3.01	3.29
Return on average assets(2)	2.17	(1.22)	2.23	(5.06)
Return on average equity(2)	19.22	(10.65)	19.95	(40.12)
Return on average tangible common equity(2)(3)	21.12	(10.56)	21.95	(3.57)
_____________________

(1) For three and six months ended June 30, 2021, there were 816,177 and 679,218 common stock equivalents, respectively. For the three and six months ended June 30, 2020, there were no common stock equivalents, as these were anti-dilutive.

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

Under CECL, interest income for a PCD asset is recognized using the effective interest rate (“EIR”) calculated at initial measurement. This EIR is determined by equating the amortized cost basis of the instrument to its contractual cash flows, consistent with ANCI loans. Noncredit-related discount or premium on the PCD loans is accreted or amortized, using the EIR. Interest earned on PCD loans is reflected through interest income. The yield on our PCD portfolio for the three months ended June 30, 2021, excluding accretion, was 6.37% compared to 6.30% for the three months ended June 30, 2020. The yield on our PCD portfolio for the six months ended June 30, 2021, excluding accretion, was 6.26% compared to 5.96% for the six months ended June 30, 2020.

The following table summarizes the amount of interest income related to our originated, ANCI, and PCD portfolios for the periods presented:

Table 3 – Interest Income on Loan Portfolios

	For the Three Months Ended,		For the Six Months Ended,
(In thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest Income Detail
Originated loans	$107,760	$125,922	$221,495	$255,324
ANCI loans: interest income	16,670	26,264	34,502	59,205
ANCI loans: accretion	3,990	6,703	8,869	14,413
PCD loans: interest income(1)	2,372	3,111	4,805	6,150
PCD loans: accretion	486	854	1,431	2,897
Total loan interest income	$131,279	$162,854	$271,102	$337,988
Yields
Originated loans	4.21%	4.53%	4.28%	4.80%
ANCI loans without discount accretion	3.85	4.20	3.85	4.54
ANCI loans discount accretion	0.92	1.08	0.99	1.11
PCD loans without discount accretion	6.37	6.30	6.26	5.96
PCD loans discount accretion	1.31	1.73	1.86	2.81
Total loan yield	4.34%	4.72%	4.41%	5.03%
_____________________
(1) Interest income for PCD loans represents contractual interest.

Three Months Ended June 30, 2021 and 2020

Our net interest income, fully-tax equivalent (“FTE”), for the three months ended June 30, 2021 and 2020 was $139.1 million and $155.1 million, respectively, a decrease of $16.0 million, due to a meaningful shift in the mix of our interest-earning assets from loans to investment securities, as well as decreased interest rates. Our net interest margin for the three months ended June 30, 2021 and 2020 was 3.10% and 3.51%, respectively, a decrease of 41 basis points. In response to the pandemic, the Federal Reserve took a number of actions, including dropping the target fed funds rate from 1.00% to 1.25% to 0.00% to 0.25%; beginning a new round of quantitative easing; and dropping the reserve requirement for all depositary institutions to zero. These actions resulted in significant decreases to market interest rates.

The following table sets forth the components of our FTE net interest income with the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the three months ended June 30, 2021:

Table 4 - Rate/Volume Analysis

	For the Three Months Ended June 30,
	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2021	2020	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated loans	$107,760	$125,922	$(18,162)	$(8,373)	$(9,789)
ANCI portfolio	20,660	32,967	(12,307)	(2,930)	(9,377)
PCD portfolio	2,858	3,965	(1,107)	(164)	(943)
Interest on securities:
Taxable	13,551	12,207	1,344	(4,697)	6,041
Tax-exempt (2)	2,644	1,948	696	(260)	956
Interest on fed funds and short-term investments	681	328	353	231	122
Interest on other investments	431	247	184	210	(26)
Total interest income	148,585	177,584	(28,999)	(15,983)	(13,016)
Expense from interest-bearing liabilities:
Interest on demand deposits	2,952	7,511	(4,559)	(4,188)	(371)
Interest on savings deposits	83	179	(96)	(147)	51
Interest on time deposits	3,008	10,451	(7,443)	(5,581)	(1,863)
Interest on other borrowings	924	937	(13)	6	(19)
Interest on subordinated debentures	2,521	3,383	(862)	(307)	(554)
Total interest expense	9,488	22,461	(12,973)	(10,217)	(2,756)
Net interest income	$139,097	$155,123	$(16,026)	$(5,766)	$(10,260)
_____________________
(1) The change in interest income due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
(2) Interest income is presented on a tax equivalent basis using a Federal tax rate of 21% on our state, county, and municipal investment portfolios.

Our FTE total interest income for the three months ended June 30, 2021 totaled $148.6 million compared to $177.6 million for the three months ended June 30, 2020. Interest income on loans declined by 19.4% due to a decrease in market interest rates that began in the second quarter of 2020 as a result of the economic effects of COVID-19. Additionally, the average balance of loans decreased due to paydowns and payoffs exceeding new originations and fundings during the last year impacted by softer demand, and de-risking of certain portfolio segments during 2020. During the three months ended June 30, 2021, we continued to deploy our increased liquidity in purchases of investment securities and short-term investments, but these instruments have a lower yield than they did in the prior year’s quarter. For the three months ending June 30, 2021, the yield on investment securities decreased to 1.62% from 2.29% for the three months ending June 30, 2020. The average investment securities increased to $4.0 billion from $2.5 billion for the prior year’s quarter.

Our interest expense for the three months ended June 30, 2021 and 2020 was $9.5 million and $22.5 million, respectively, a decrease of $13.0 million. This decrease is primarily related to strategic decisions to lower higher cost deposit balances and rates. Our cost of interest-bearing deposits decreased to 0.23% for the three months ended June 30, 2021 compared to 0.65% for the three months ended June 30, 2020. Additionally, our average noninterest-bearing deposits increased to 35.7% of total deposits, compared to 29.1% for the same period of 2020. This increase, combined with the decrease in interest rates on interest-bearing deposits and debt repayments, resulted in a total cost of funds of 0.23% for the 2021 quarter compared to 0.56% for the prior year quarter.

The following table presents for the three months ended June 30, 2021 and 2020, on an FTE basis, our average balance sheet and our annualized average yields on assets and annualized average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

Table 5 – Average Balances, Net Interest Income, and Interest Yields/Rates

	For the Three Months Ended June 30,
	2021			2020
	Average	Income/	Yield/	Average	Income/	Yield/
(In thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)
Originated loans	$10,256,387	$107,760	4.21%	$11,173,408	$125,922	4.53%
ANCI portfolio	1,737,494	20,660	4.77	2,512,163	32,967	5.28
PCD portfolio	149,267	2,858	7.68	198,649	3,965	8.03
Total loans	12,143,148	131,278	4.34	13,884,220	162,854	4.72
Investment securities
Taxable	3,681,937	13,551	1.48	2,269,017	12,207	2.16
Tax-exempt (2)	336,664	2,644	3.15	218,450	1,948	3.59
Total investment securities	4,018,601	16,195	1.62	2,487,467	14,155	2.29
Federal funds sold and short-term investments	1,755,586	681	0.16	1,342,779	328	0.10
Other investments	69,873	431	2.47	77,337	247	1.28
Total interest-earning assets	17,987,208	148,585	3.31	17,791,803	177,584	4.01
Noninterest-earning assets:
Cash and due from banks	218,307			176,716
Premises and equipment	124,893			127,413
Accrued interest and other assets	675,293			672,132
Allowance for credit losses	(308,076)			(267,464)
Total assets	$18,697,625			$18,500,600
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$7,933,078	$2,952	0.15%	$8,368,151	$7,511	0.36%
Savings deposits	400,955	83	0.08	291,874	179	0.25
Time deposits	1,990,920	3,008	0.61	2,527,090	10,451	1.66
Total interest-bearing deposits	10,324,953	6,043	0.23	11,187,115	18,141	0.65
Other borrowings	146,701	924	2.53	149,973	937	2.51
Subordinated debentures	183,275	2,521	5.52	222,574	3,383	6.11
Total interest-bearing liabilities	10,654,929	9,488	0.36	11,559,662	22,461	0.78
Noninterest-bearing liabilities:
Demand deposits	5,726,273			4,587,673
Accrued interest and other liabilities	202,296			234,469
Total liabilities	16,583,498			16,381,804
Shareholders' equity	2,114,127			2,118,796
Total liabilities and shareholders' equity	$18,697,625			$18,500,600
Net interest income/net interest spread		139,097	2.96%		155,123	3.23%
Net yield on earning assets/net interest margin			3.10%			3.51%
Taxable equivalent adjustment:
Investment securities		(556)			(409)
Net interest income		$138,541			$154,714

Six months ended June 30, 2021 and 2020

Our FTE net interest income for the six months ended June 30, 2021 and 2020 was $282.4 million and $309.0 million, respectively, a decrease of $26.6 million. Our net interest margin for the six months ended June 30, 2021 and 2020 was 3.16% and 3.67%, respectively, a decrease of 51 basis points. The net interest margin for the six months ended June 30, 2021 was impacted by the decreased interest rates on loans that began in the second quarter of 2020 due to the economic effects of COVID-19. Additionally, the average balance of loans decreased due to payoffs and paydowns exceeding new originations during the last year as described above. During the six months ended June 30, 2021, we continued to deploy excess liquidity into purchases of investment securities, however, these instruments have a lower yield than either loans or securities purchased in the prior year. The decrease in yield on interest earning assets was partially mitigated by lowering the rates paid on deposits and by repaying other borrowings.

The following table sets forth, on an FTE basis, the components of our net interest income with the effect that the varying levels of interest earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,
	Net Interest Income		Increase	Changes Due To (1)
(In thousands)	2021	2020	(Decrease)	Rate	Volume
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans:
Originated loans	$221,495	$255,324	$(33,829)	$(27,622)	$(6,207)
ANCI portfolio	43,371	73,617	(30,246)	(9,564)	(20,682)
PCD portfolio	6,236	9,047	(2,811)	(635)	(2,176)
Interest on securities:
Taxable	25,372	26,222	(850)	(22,918)	22,068
Tax-exempt (2)	5,220	3,757	1,463	(1,316)	2,779
Interest on fed funds and short-term investments	1,365	2,112	(747)	(3,400)	2,653
Interest on other investments	768	641	127	258	(131)
Total interest income	303,827	370,720	(66,893)	(65,197)	(1,696)
Expense from interest-bearing liabilities:
Interest on demand deposits	6,549	29,180	(22,631)	(22,139)	(492)
Interest on savings deposits	191	496	(305)	(658)	353
Interest on time deposits	7,284	23,194	(15,910)	(12,540)	(3,370)
Interest on other borrowings	1,852	2,044	(192)	545	(737)
Interest on subordinated debentures	5,565	6,833	(1,268)	(548)	(720)
Total interest expense	21,441	61,747	(40,306)	(35,340)	(4,966)
Net interest income	$282,386	$308,973	$(26,587)	$(29,857)	$3,270
_____________________
(1) The change in interest income due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
(2) Interest income is presented on a tax equivalent basis using a Federal tax rate of 21% on our state, county and municipal investment portfolios.

Our FTE total interest income for the six months ended June 30, 2021 totaled $303.8 million compared to $370.7 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, average loans decreased to $12.4 billion, a change of $1.1 billion or 8.33%, compared to $13.5 billion for the same period of 2020. The decrease in average loans was driven by payoffs and paydowns. With increased liquidity on the balance sheet, we have continued to acquire investment securities with the average balance increasing by 52.9% to $3.7 billion. The FTE yield on average securities for the six months ended June 30, 2021 was 1.65% compared to 2.47% for the same period of 2020.

Our interest expense for the six months ended June 30, 2021 and 2020 was $21.4 million and $61.7 million, respectively, a decrease of $40.3 million. This decrease is primarily related to strategic decisions to reduce higher cost deposit rates. Our cost of interest-bearing deposits was 0.27% for the six months ended June 30, 2021 compared to 0.96% for the six months ended June 30, 2020. Our average noninterest-bearing deposits increased to 34.4% of total deposits, compared to 27.2% for the same period of 2020. Additionally, we paid off $90 million in debt during the six months ended June 30, 2021 which led to a decrease in total cost of borrowings. For the six months ended June 30, 2021 and 2020, our total cost of borrowings was 4.32% and 4.40%, respectively.

The following table presents for the six months ended June 30, 2021 and 2020, our average balance sheet and our average yields on assets and annualized average costs of liabilities. Average yields are calculated by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been calculated on a daily basis.

	For the Six Months Ended June 30,
	2021			2020
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)
Originated loans	$10,432,833	$221,495	4.28%	$10,693,627	$255,324	4.80%
ANCI portfolio	1,808,270	43,371	4.84	2,621,701	73,617	5.65
PCD portfolio	154,859	6,236	8.12	207,467	9,047	8.77
Total loans	12,395,962	271,102	4.41	13,522,795	337,988	5.03
Investment securities
Taxable	3,401,202	25,372	1.50	2,233,773	26,222	2.36
Tax-exempt (2)	332,765	5,220	3.16	208,599	3,757	3.62
Total investment securities	3,733,967	30,592	1.65	2,442,372	29,979	2.47
Federal funds sold and short-term investments	1,801,910	1,365	0.15	985,832	2,112	0.43
Other investments	72,731	768	2.13	78,755	641	1.64
Total interest-earning assets	18,004,570	303,827	3.40	17,029,754	370,720	4.38
Noninterest-earning assets:
Cash and due from banks	281,944			213,760
Premises and equipment	124,623			127,613
Accrued interest and other assets	698,030			960,808
Allowance for credit losses	(339,233)			(234,625)
Total assets	$18,769,934			$18,097,310
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$8,103,540	$6,549	0.16%	$8,244,896	$29,180	0.71%
Savings deposits	377,520	191	0.10	282,159	496	0.35
Time deposits	2,102,237	7,284	0.70	2,524,504	23,194	1.85
Total interest-bearing deposits	10,583,297	14,024	0.27	11,051,559	52,870	0.96
Other borrowings	148,336	1,852	2.52	183,668	2,044	2.24
Subordinated debentures	198,084	5,565	5.67	222,454	6,833	6.18
Total interest-bearing liabilities	10,929,717	21,441	0.40	11,457,681	61,747	1.08
Noninterest-bearing liabilities:
Demand deposits	5,542,220			4,123,143
Accrued interest and other liabilities	198,099			233,683
Total liabilities	16,670,036			15,814,507
Shareholders' equity	2,099,900			2,282,803
Total liabilities and shareholders' equity	$18,769,936			$18,097,310
Net interest income/net interest spread		282,386	3.01%		308,973	3.29%
Net yield on earning assets/net interest margin			3.16%			3.67%
Taxable equivalent adjustment:
Investment securities		(1,096)			(791)
Net interest income		$281,290			$308,182
_____________________
(1) Nonaccrual loans are included in loans, net of unearned income. No adjustment has been made for these loans in the calculation of yields.
(2) Interest income and yields are presented on a taxable equivalent basis using a tax rate of 21%.

Provision (Release) for Credit Losses

On January 1, 2020, we adopted the current expected credit loss (“CECL”) accounting standard for estimating credit losses (see Note 1 of the Annual Report on Form 10-K for the year ended December 31, 2020). CECL replaced the current incurred loss accounting model with an expected loss approach and requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, the provision for credit losses includes the provision for loan losses and the provision for unfunded credit commitments. Prior to the adoption of CECL, the provision for unfunded credit commitments was included in other noninterest expenses.

The provision for credit losses included a provision release totaling $51.9 million and $100.1 million for the three and six months ended June 30, 2021, respectively, compared to a provision expense of $158.8 million and $242.2 million for the three and six months ended June 30, 2020. The provision release for the quarter and for the year-to-date period reflects both improved credit metrics, including levels of charge-offs and nonperforming and criticized loans, as well as improved economic forecasts. The second quarter 2021 provision release included a $25.3 million release in the CRE segment (including releases of $14.2 million in the Hospitality category), and a $25.6 million release in the C&I segment (including releases of $12.0 million in the Restaurant category). The year-to-date 2021 provision release included $55.4 million release in the CRE segment (including releases of $25.3 million in the Hospitality category), $35.2 million release in the C&I segment (including releases of $21.5 million in the Restaurant category) and $8.0 million release in the Consumer segment (see “—Allowance for Credit Losses”).

Net charge-offs were $8.7 million or 0.29% and $20.8 million or 0.34% annualized of average loans for the three and six months ended June 30, 2021, respectively, compared to $32.6 million or 0.94% and $65.0 million or 0.97% for the three and six months ended June 30, 2020, respectively. The majority of the second quarter 2021 charge-offs were one Energy – Midstream credit which totaled $8.5 million. The year-to-date 2021 charge-offs included $10.0 million in General C&I and $10.9 million in Energy.

The following is a summary of our provision (release) for credit losses for the periods indicated:

Table 6 – Provision (Release) for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Funded Loans
Commercial and industrial	$(25,601)	$95,325	$(35,194)	$159,008
Commercial real estate	(25,253)	59,359	(55,364)	77,158
Consumer	(727)	3,522	(8,038)	4,278
Total provision (release) for funded loans	(51,581)	158,206	(98,596)	240,444
Unfunded commitments	(295)	605	(1,542)	1,796
Total provision (release) for credit losses	$(51,876)	$158,811	$(100,138)	$242,240

Noninterest Income

Noninterest income is a component of our revenue and is comprised primarily of income generated from the services we provide our customers.

Noninterest income totaled $46.5 million and $90.2 million for the three and six months ended June 30, 2021, respectively, compared to $30.0 million and $65.0 million for the three and six months ended June 30, 2020, respectively. The increase for the three months ended June 30, 2021 is primarily attributable to SBA income, earnings from limited partnerships, service charges on deposits accounts, investment advisory revenue, credit related fees, and other service fees. These increases were partially offset by decreases in net securities gains and mortgage banking income. The increase for the six months ended June 30, 2021 was primarily driven by SBA income, earnings from limited partnerships, service charges on deposits accounts, and investment advisory revenue. These increases were partially offset by decreases in net securities gains and credit related fees.

The following table compares noninterest income for the three and six months ended June 30, 2021 and 2020:

Table 7 – Noninterest Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Investment advisory revenue	$8,222	$6,505	26.4%	$15,830	$12,111	30.7%
Trust services revenue	4,888	4,092	19.5	10,397	8,908	16.7
Service charges on deposit accounts	7,228	4,852	49.0	13,633	11,268	21.0
Mortgage banking income	1,587	2,020	(21.4)	3,702	3,131	18.2
Credit-related fees	5,477	4,401	24.4	9,327	10,384	(10.2)
Bankcard fees	1,919	1,716	11.8	3,672	3,674	(0.1)
Payroll processing revenue	1,258	1,143	10.1	2,749	2,510	9.5
SBA income	5,810	1,335	NM	9,777	3,243	NM
Other service fees	1,963	1,528	28.5	4,172	3,440	21.3
Securities gains, net	11	2,286	(99.5)	2,270	5,280	(57.0)
Other noninterest income
Insurance revenue	287	225	27.6	558	474	17.7
Income from bank owned life insurance policies	1,802	1,220	47.7	3,376	2,549	32.4
Other	6,022	(1,373)	NM	10,706	(1,953)	NM
Total other noninterest income	8,111	72	NM	14,640	1,070	NM
Total noninterest income	$46,474	$29,950	55.2%	$90,169	$65,019	38.7%
Investment Advisory Revenue. Our investment advisory revenue is comprised largely of investment management and financial planning revenues generated through our subsidiary Linscomb & Williams, Inc. (“L&W”). Investment advisory revenue increased $1.7 million or 26.4% during three months ended June 30, 2021 compared to the same period for 2020. For the six months ended June 30, 2021, investment advisory revenue increased $3.7 million or 30.7% compared to the same period of 2020. The increases were primarily due to an increase of 26.8% in assets under management as of June 30, 2021 compared to June 30, 2020, as well as the continued strong market performance.

Trust Services Revenue. We earn fees from our customers for trust services. For the three months ended June 30, 2021 and 2020, trust fees totaled $4.9 million and $4.1 million, respectively, an increase of $0.8 million or 19.5%. For the six months ended June 30, 2021 and 2020 trust services revenue totaled $10.4 million and $8.9 million, respectively, an increase of $1.5 million or 16.7%. At June 30, 2021, assets under management (AUM) had increased by 14.0% compared to June 30, 2020, which drove the increases in revenue.

Service Charges on Deposit Accounts. We earn fees from our customers for deposit-related services. For both the three and six months ended June 30, 2021, service charges on deposits account increased by $2.4 million compared the same period for 2020. The quarterly and year-to-date increases were driven by increases of $2.3 million or 78.6% and $2.9 million or 44.6%, respectively, in account analysis fees. These fees increased as more businesses experienced increased activity as the economy continues to recover from the COVID-19 pandemic and due to lowers earnings credit rates due to the interest rate environment.

Mortgage Banking Income. Our mortgage banking revenue is comprised primarily of mortgage loan sales and servicing income. For the three months ended June 30, 2021, mortgage banking revenue decreased by $0.4 million, or 21.4%, compared to the same period for 2020, primarily due to a decrease in gains on sales of mortgage loans. Total mortgage loan originations increased by $37.0 million to $210.7 million in the second quarter of 2021 compared to the same period of 2020. This increase includes an increase of $45.4 million to $172.1 million in purchase mortgages partially offset by a decrease of $8.4 million to $38.6 million in mortgage loan refinancing. Refinancing has been decreasing during 2021 due to the length of time lower rates have been prevalent in the market. Purchase activity has increased as consumers reassess where they wish to live after experiencing COVID-19 and working remotely.

For the six months ended June 30, 2021, mortgage banking income increased by $0.6 million, or 18.2%, compared to the same period of 2020 due to an increase in gains on sales of mortgage loans. For the six months ended June 30, 2021, total mortgage loan originations increased by $88.6 million to $370.9 million compared to the same period in 2020. This includes an increase in mortgage loan refinancing of $34.9 million to $95.0 million, and purchase mortgages increased by $53.7 million to $276.0 million. The increases in volume were driven by the decline in mortgage interest rates which began in the second quarter of 2020.

Credit-Related Fees. Our credit-related fees include fees related to credit advisory services, unfunded commitment fees and letter of credit fees. For the three and six months ended June 30, 2021, credit-related fees had an increase of $1.1 million and a decrease $1.1 million to $5.5 million and $9.3 million, respectively, compared to $4.4 million and $10.4 million for the same periods of 2020, respectively. The quarter’s increase was related to increases in letters of credit fees and loan related fees due to increased business activity. The year-to-date decrease was driven by weakened loan activity during the first quarter. The decrease was offset by an increase of $0.6 million in capital markets income.

Bankcard Fees. Our bankcard fees are comprised of automated teller machine (“ATM”) network fees and debit card revenue. Our bankcard fees were $1.9 million and $3.7 million for the three and six months ended June 30, 2021, respectively, compared to $1.7 million and $3.7 million for the same periods for 2020, respectively. For the three months ended June 30, 2021, the increase of 11.8% was related to increased card usage related to improved economic conditions. For the six months ended June 30, 2021, bankcard fees were essentially unchanged.

SBA Income. Small Business Administration (“SBA”) income consists of gains on sales of SBA loans, servicing fees, and other miscellaneous fees. SBA income was $5.8 million and $9.8 million for the three and six months ended June 30, 2021, respectively, compared to $1.3 million and $3.2 million for the three and six months ended June 30, 2020, respectively. The increases were largely driven by increases of $3.5 million and $5.4 million in gains on sales of SBA loans for the quarterly and year-to-date periods, respectively, which resulted from increases in the volume of SBA loans generated and sold due to new business relationships.

Other Service Fees. Our other service fees include retail services fees. For the three months ended June 30, 2021 and 2020, other service fees totaled $2.0 million and $1.5 million, respectively. For the six months ended June 30, 2021 and 2020, other service fees totaled $4.2 million and $3.4 million, respectively. The quarter-to-date and year-to-date increases resulted primarily from increases in foreign exchange fees and treasury management fees.

Other Noninterest Income. Other income for the three and six months ended June 30, 2021 compared to the same periods for 2020 increased by $8.0 million and $13.6 million, respectively. The quarterly increase resulted from an increase of $6.6 million in earnings on limited partnerships due to an increase in the values of these investments resulting from improved economic conditions and an increase of $0.9 million in referral and shared income resulting from referral fees on the recent round of PPP loans. The year-to-date increase resulted primarily from an increase of $11.3 million in earnings on limited partnerships.

Noninterest Expenses

The following table compares noninterest expense for the three and six months ended June 30, 2021 and 2020:

Table 8 – Noninterest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Salaries and employee benefits	$58,619	$47,158	24.3%	$115,689	$95,965	20.6%
Premises and equipment	10,709	10,634	0.7	21,084	21,443	(1.7)
Merger related expenses	6,267	—	NM	6,267	1,281	NM
Goodwill impairment	—	—	NM	—	443,695	NM
Intangible asset amortization	4,836	5,472	(11.6)	9,821	11,065	(11.2)
Other noninterest expenses
Data processing expense	3,179	3,084	3.1	6,438	6,436	NM
Software amortization	4,950	4,036	22.6	9,457	7,583	24.7
Consulting and professional fees	3,736	3,009	24.2	6,969	5,715	21.9
Loan related expenses	754	735	2.6	1,550	1,495	3.7
FDIC insurance	1,656	3,939	(58.0)	3,121	6,374	(51.0)
Communications	1,281	1,002	27.8	2,524	2,158	17.0
Advertising and public relations	1,487	920	61.6	2,414	2,384	1.3
Legal expenses	594	579	2.6	1,518	991	53.2
Other	7,998	8,052	(0.7)	17,036	19,688	(13.5)
Total other noninterest expenses	25,635	25,356	1.1%	51,027	52,824	(3.4)%
Total noninterest expense	$106,066	$88,620	19.7%	$203,888	$626,273	(67.4)%

Noninterest expense was $106.1 million and $203.9 million for the three and six months ended June 30, 2021, respectively, compared to $88.6 million and $626.3 million for the three and six months ended June 30, 2020, respectively. The second quarter increase of $17.4 million was driven by increases in merger expenses related to the pending BancorpSouth Bank merger and in salaries and employee benefits. The decrease for the six months ended June 30, 2021 was driven by the non-cash goodwill impairment charge of $443.7 million that occurred in the first quarter of 2020. For the first six months of 2021, excluding the goodwill impairment charge, noninterest expense increased $21.3 million or 11.7% from $182.6 million for the same period of 2020. The increase was driven by increases in merger expenses related to the pending BancorpSouth merger and in salaries and employee benefits.

Salaries and Employee Benefits

Excluding goodwill impairment charge, salaries and employee benefit costs is the largest component of noninterest expense and includes employee payroll expense, incentive compensation, health insurance, benefit plans and payroll taxes. Salaries and employee benefits increased by $11.5 million or 24.3% and by $19.7 million or 20.6% for the three and six months ended June 30, 2021, respectively, compared to the same periods of 2020. Regular compensation makes up the majority of the total salaries and employee benefits category and increased by 10.1% and 2.8% for the three and six months ended June 30, 2021, respectively, compared to the same periods for 2020. The quarterly and year-to-date increases resulted from a combination of regular annual merit salary increases, increase in the number of full-time equivalent employees, and a decrease in deferred loan expenses. The incentive compensation expense increased 98.6% and 157.9% for the three and six months ended June 30, 2021, respectively, compared to the same periods of 2020, primarily related to improved corporate performance compared to the 2020 period resulting from the COVID-19 impact on 2020 operating results.

The following table provides additional detail of our salaries and employee benefits expense for the periods presented:

Table 9 – Salaries and Employee Benefits Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
Regular compensation	$35,992	$32,704	10.1%	$70,762	$68,840	2.8%
Incentive compensation	15,174	7,640	98.6	26,978	10,459	NM
Taxes and employee benefits	7,453	6,814	9.4	17,949	16,666	7.7
Total salaries and employee benefits	$58,619	$47,158	24.3%	$115,689	$95,965	20.6%

Premises and Equipment. Rent, depreciation, and maintenance costs comprise the majority of our premises and equipment expenses. For the three and six months ended June 30, 2021, premise and equipment expense increased $0.1 million and decreased $0.4 million, respectively, compared to the same periods of 2020.

Merger Expenses. During the second quarter of 2021, we began incurring merger expenses related to the pending BancorpSouth Bank merger. For the second quarter and first six months of 2021, merger expenses totaled $6.3 million and included expenses for investment bankers’ fees, legal fees, and consulting fees.

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

Data Processing. Data processing expense for our operating systems totaled $3.2 million, an increase of 3.1%, for the three months ended June 30, 2021 compared to $3.1 million for the same period of 2020. The increase was driven by an increase of 29% in internet banking expense. For the six months ended June 30, 2021, data processing expense totaled $6.4 million which was essentially unchanged compared to the same period in 2020.

Software Amortization. Our software amortization for the three and six months ended June 30, 2021 increased $0.9 million or 22.6% and $1.9 million or 24.7%, respectively, compared to the same periods of 2020. The primary drivers of these increases were increased amortization of software licenses acquired to administer increased technology used for automation and customer functionality.

Consulting and Professional Services. For the three months ended June 30, 2021, our consulting and professional services increased $0.7 million, or 24.2%, compared to that same period in 2020. Consulting and professional services for the six months ended June 30, 2021 increased $1.3 million or 21.9% compared to the same period in 2020. The increases were driven by increased fees for outsourced services.

FDIC Insurance. For the three and six months ended June 30, 2021, FDIC insurance expense decreased by $2.3 million and $3.3 million, respectively, compared to the same periods of 2020. The decreases resulted from improvements in nonperforming and criticized assets as well as improved quarterly earnings trends. Our FDIC assessment will vary between reported periods as it is determined on various risk factors including credit, liquidity, composition of our balance sheet, loan concentration and regulatory ratings.

Communications. Communications expenses include all forms of communications such as telecommunications, as well as data communications. For the three months ended June 30, 2021, communications expense increased $0.3 million or 27.8% compared to the same period in 2020. For the six months ended June 30, 2021, communications expense increased by $0.4 million, or 17.0%, compared to the same period in 2020. The increases are primarily driven by increased data communication costs.

Advertising and Public Relations. Advertising and public relations expenses, which include costs to create marketing campaigns, purchase the various media space or time, conduct market research, and various sponsorships in our expanded markets, increased by $0.6 million or 61.6% and $30.0 thousand or 1.3% for the three and six months ended June 30, 2021, respectively. The increases were driven by higher sponsorship costs (which had been reduced during the pandemic) and offset by decreases related to digital and local advertising costs.

Other Noninterest Expenses. These expenses include costs for insurance, supplies, education and training, and other operational expenses. For the three and six months ended June 30, 2021, other noninterest expenses were virtually unchanged and decreased by $2.7 million or 13.5%, respectively, compared to the same periods in 2020. The year-to-date decrease was primarily driven by decreases in several categories due to increased operational efficiencies.

Income Tax (Benefit) Expense

Income tax expense (benefit) for the three and six months ended June 30, 2021 was $29.5 million and $60.0 million compared to ($6.7) million and ($39.9) million for the same periods in 2020, respectively.

The effective tax rate on our pretax income of $130.8 million and $267.7 million was 22.6% and 22.4% for the three and six months ended June 30, 2021 compared to 10.6% and 8.1% on pre-tax income for the same periods in 2020, respectively. The increase in effective tax rate for the three and six months ended June 30, 2021, primarily resulted from higher pre-tax income in the current periods. The effective rate for the three and six months ended June 30, 2020 was driven by a decrease in pre-tax income.

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

At June 30, 2021, we had a net deferred tax asset of $49.9 million, compared to $63.7 million at December 31, 2020. The decrease in the deferred asset was primarily due to the tax effects of the release for credit losses recorded during 2021, partially mitigated by the decrease in unrealized gains on securities available-for-sale.

Financial Condition

The following table summarizes selected components of our balance sheet as of the periods indicated:

Table 10 – Financial Condition

	As of		Average Balances
(In thousands)	June 30, 2021	December 31, 2020	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Total assets	$18,692,623	$18,712,567	$18,769,934	$18,199,726
Total interest-earning assets	17,883,610	17,945,552	18,004,570	17,348,620
Total interest-bearing liabilities	10,596,262	11,391,166	10,929,717	11,220,769
Short-term and other investments	1,936,451	1,847,237	1,874,641	1,101,275
Securities available-for-sale	4,277,448	3,332,168	3,733,967	2,763,450
Loans, net of unearned income	11,634,502	12,719,129	12,395,962	13,483,895
Goodwill	43,061	43,061	43,061	151,935
Noninterest-bearing deposits	5,670,234	5,033,748	5,542,220	4,598,544
Interest-bearing deposits	10,313,574	11,018,497	10,583,297	10,831,494
Borrowings and subordinated debentures	282,688	372,669	346,420	389,275
Shareholders' equity	2,202,738	2,121,102	2,099,900	2,171,826

Investment Portfolio

Our available-for-sale securities portfolio increased by $945.3 million, or 28.4%, at June 30, 2021 from $3.3 billion at December 31, 2020. During the six months ended June 30, 2021, we purchased $1.6 billion of securities, $124.0 million of securities were sold and $495.7 million of securities matured, were called, or paid down. At June 30, 2021, our securities portfolio amounted to 23.9% of our total interest-earning assets and produced an average taxable equivalent yield of 1.62% and 1.65% for the three and six months ended June 30, 2021, respectively, compared to 2.29% and 2.47% for the three and six months ended June 30, 2020. The lower yield reflects the current interest rate environment and mix of securities purchased.

The following table sets forth the fair value of the available-for-sale securities at the dates indicated:

Table 11 – Securities Available-for-Sale Portfolio

	As of		Percent Change
(In thousands)	June 30, 2021	December 31, 2020	2021 vs 2020
Obligations of U.S. government agencies	$297,148	$288,729	2.9%
Mortgage-backed securities ("MBS") issued or guaranteed by U.S. agencies:
Residential pass-through:
Guaranteed by GNMA	121,190	125,335	(3.3)
Issued by FNMA and FHLMC	2,690,437	1,916,889	40.4
Other residential mortgage-backed securities	232,476	216,655	7.3
Commercial mortgage-backed securities	454,418	431,777	5.2
Total MBS	3,498,521	2,690,656	30.0
Obligations of states and municipal subdivisions	369,810	352,783	4.8
Other domestic debt securities	12,053	—	NM
Foreign debt securities	99,916	—	NM
Total securities available-for-sale	$4,277,448	$3,332,168	28.4%

The gross unrealized gains in our investment security portfolio totaled $60.8 million as of June 30, 2021. The following tables summarize the investment securities with unrealized losses at June 30, 2021 by aggregated major security type and length of time in a continuous unrealized loss position:

Table 12 – Investment Securities with Unrealized Losses

	Unrealized Loss Analysis
	Losses < 12 Months		Losses > 12 Months
(In thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
June 30, 2021
Obligations of U.S. government agencies	$211,512	$5,772	$21,184	$314
Mortgage-backed securities	1,572,483	21,693	785	1
Obligations of states and municipal subdivisions	42,933	467	—	—
Foreign debt security	49,724	276	—	—
Total	$1,876,652	$28,208	$21,969	$315

As of June 30, 2021, the unrealized losses were not deemed to be caused by credit-related issues. We define credit loss as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Non-credit related impairments are recognized in other comprehensive income, net of tax. The unrealized losses were primarily impacted by recent changes in the interest rate environment, and none relate to the marketability of the securities or the issuer’s ability to honor redemption of the obligations. As of June 30, 2021, we did not recognize any allowance for credit losses related to available-for-sale securities since decline in fair value did not result from credit-related issues. We have adequate liquidity and, therefore, do not plan to sell and, more likely than not, will not be required to sell, these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Loan Portfolio

We originate commercial and industrial loans, commercial real estate loans (including construction loans), residential mortgages and other consumer loans. A strong emphasis is placed on the commercial portfolio, consisting of commercial and industrial and commercial real estate loan types, with approximately 79% and 80% of the portfolio residing in these loan types as of June 30, 2021 and December 31, 2020, respectively. Our commercial portfolio is further diversified by industry concentration and includes loans to clients in specialized industries, including restaurant, healthcare and technology. Additional commercial lending activities include energy, construction, general corporate loans, business banking and community banking loans. Also, with the acquisition of State Bank, we added asset-based lending and Small Business Administration (“SBA”) lending. Mortgage, wealth management and retail make up most of the consumer portfolio.

Total loans decreased by $1.1 billion or 8.5% from December 31, 2020. PPP loans declined by $719.7 million in the first half of 2021, with the remaining non-PPP loan decline of $364.9 million being driven by net paydowns and payoffs partially offset by approximately $2.1 billion in loan fundings in the six months ended June 30, 2021. The declines were driven by corporate reductions of debt in the C&I segment and strategic declines in loans in the restaurant, energy and leveraged loan sectors as we have reduced select exposures. These declines were partially offset by an increase in CRE balances largely due to construction draws in the industrial and multifamily categories.

The following table presents total loans outstanding by portfolio segment and class of financing receivable.

Table 13 – Loan Portfolio

	Amortized Cost		Change
(Dollars in thousands)	June 30, 2021	December 31, 2020	Amount	Percent
Commercial and industrial
General C&I	$3,826,331	$4,421,286	$(594,955)	(13.5)%
Energy	1,235,262	1,310,612	(75,350)	(5.7)
Restaurant	779,846	971,662	(191,816)	(19.7)
Healthcare	448,250	547,491	(99,241)	(18.1)
Total commercial and industrial	6,289,689	7,251,051	(961,362)	(13.3)
Commercial real estate
Industrial, retail, and other	1,740,144	1,683,975	56,169	3.3
Multifamily	759,882	776,494	(16,612)	(2.1)
Office	380,717	452,639	(71,922)	(15.9)
Total commercial real estate	2,880,743	2,913,108	(32,365)	(1.1)
Consumer
Residential	2,373,361	2,452,865	(79,504)	(3.2)
Other	90,709	102,105	(11,396)	(11.2)
Total consumer	2,464,070	2,554,970	(90,900)	(3.6)
Total	$11,634,502	$12,719,129	$(1,084,627)	(8.5)%

Commercial and Industrial. Total C&I loans decreased by $961.4 million or 13.3% since December 31, 2020 and represented 54.1% of the total loan portfolio at June 30, 2021, compared to 57.0% of total loans at December 31, 2020. As noted above, a significant portion of this change resulted from $719.7 million decline in PPP loans as detailed in Table 17 below, with the remaining non-PPP loan decline of $241.7 million being driven by net paydowns, soft loan originations and strategic declines in certain portfolios.

General C&I. As of June 30, 2021, our general C&I category included loans to the following industries: finance and insurance, professional services, durable manufacturing, technology, construction services and contractors, consumer services, and other. Generally, C&I loans typically provide working capital, equipment financing, and financing for expansion and are generally secured by assignments of corporate assets including accounts receivable, inventory, and/or equipment. There were $150.1 million in PPP loans outstanding in the General C&I portfolio as of June 30, 2021.

Energy. Our energy team is comprised of experienced lenders with significant product expertise and long-standing relationships. Additionally, energy production and energy related industries are substantial contributors to the economies in the Houston metropolitan area and the State of Texas. We strive for a rigorous and thorough approach to energy underwriting and credit monitoring. The ACL was $21.9 million or 1.78% of the energy portfolio at June 30, 2021, compared to $32.3 million or 2.46% as of December 31, 2020 (see “—Provision for Credit Losses” and “—Allowance for Credit Losses”). As of June 30, 2021, we had $22.1 million of nonperforming energy credits compared to $20.2 million of nonperforming energy credits as of December 31, 2020. In addition, 12.9% of the energy portfolio was criticized as of June 30, 2021 compared to 19.3% at December 31, 2020. As of June 30, 2021, there were approximately $21.4 million in PPP loans outstanding in the Energy portfolio as follows: $13.6 million in Energy Services, $2.1 million in Midstream, and $5.6 million in E&P. As presented in the following table our energy lending business is comprised of three areas: Exploration and Production (“E&P”), Midstream, and Energy Services.

Table 14 – Energy Loan Portfolio

	As of		As of June 30, 2021
(Dollars in thousands)	June 30, 2021	December 31, 2020	Unfunded Commitments	Criticized
Loans (amortized cost)
E&P	$246,350	$267,896	$72,072	$17,073
Midstream	846,393	853,846	501,689	92,487
Energy services	142,519	188,870	38,157	49,567
Total energy	$1,235,262	$1,310,612	$611,918	$159,127
As a % of total loans	10.62%	10.30%
Allocated ACL
E&P	$3,618	$6,997
Midstream	15,759	19,734
Energy services	2,572	5,548
Total allocated ACL	$21,949	$32,279
ACL as a % of amortized cost
E&P	1.47%	2.61%
Midstream	1.86	2.31
Energy services	1.80	2.94
Total energy	1.78%	2.46%

E&P loans outstanding comprised approximately 19.9% of outstanding energy loans as of June 30, 2021, compared to 20.4% of outstanding energy loans as of December 31, 2020. We have strategically reduced our exposure to this category of energy lending over time, down from 51.7% of our outstanding energy loans as of December 31, 2014. Our E&P customers are primarily businesses that derive a majority of their revenues from the sale of oil and gas and whose credit needs require technical evaluation of oil and gas reserves. Emphasis for E&P is on high quality, independent producers with proven track records. Our E&P credit underwriting includes a combination of well-by-well analyses, frequent updates to our pricing decks, and engaging energy engineers to actively monitor the portfolio and provide credit redeterminations, at a minimum, every six months. At least quarterly, and more frequently as needed during periods of higher commodity price volatility, we adjust the base and sensitivity price decks on which we value our clients’ oil and gas reserves. Generally, we seek to follow the shape of the NYMEX strips for oil and natural gas, but at a discount to the strip. In periods of higher commodity prices, our discount from the strip is higher whereas in lower price periods our discount is lower. The price decks utilized in our engineering analyses are ratified by our Senior Credit Risk Management Committee. Borrowing base redeterminations occur every spring and fall, with the spring redeterminations completed prior to the end of the second quarter and fall determinations completed prior to the end of the fourth quarter.

Approximately 71% of the committed E&P loans are secured by properties primarily producing oil, and the remaining 29% are secured by natural gas. It is expected that our E&P portfolio will experience additional stress, although the level of stress will depend on the duration of the crisis and the level of commodity prices resulting from decreased energy demand. We are working with our clients to manage through this difficult period, as most are focused on maximizing cash flow and downside protection by restructuring and optimizing their hedge strategies where appropriate. Additionally, we are determining which existing clients and bank partners are part of go-forward traditional energy strategy and we plan to exit those relationships that are not.

Midstream loans outstanding comprised 68.5% of outstanding energy loans as of June 30, 2021, compared to 65.1% of outstanding energy loans as of December 31, 2020. We have strategically increased Midstream lending as a percent of our total energy lending over time, up from 30.8% as of December 31, 2014. Midstream lending is generally to customers who handle the gathering, treating and processing, storage or transportation of oil and gas. These customers’ businesses are generally less commodity price sensitive than other energy segments given the nature of their fee-based revenue streams. Most of the midstream portfolio experienced volume declines associated with weak energy demand because of COVID. Essentially all shut-in volumes came back online very quickly, and we continue to see a gradual increase in global energy demand since those initial declines at the outset of the pandemic. The majority of the portfolio is backed by large, energy focused private equity funds and operated by highly experienced management teams with long term relationships and track records with Cadence Midstream bankers. Underwriting guidelines for the Midstream portfolio generally require a first lien on all assets as collateral.

Energy Services loans outstanding comprised 11.5% of outstanding energy loans as of June 30, 2021, compared to 14.4% of outstanding energy loans as of December 31, 2020. This category of lending has remained a low percentage of our total energy lending over time, down slightly from 17.5% as of December 31, 2014. Energy Services lending targets oilfield service companies that provide equipment and services used in the exploration for and extraction of oil and natural gas. Customers consist of a wide variety of businesses, including production equipment manufacturers, chemical sales, water transfer, rig equipment and other early and late-stage services companies. We have limited exposure to drilling, and a majority of our exposure is in ongoing well production.

Specialized Lending. The following table presents our specialized lending portfolio by category as of the dates presented.

Table 15 – Specialized Lending Portfolio

	Amortized Cost		As of June 30, 2021
(In thousands)	June 30, 2021	December 31, 2020	Unfunded Commitments
Restaurant	$779,846	$971,662	$229,759
Healthcare	448,250	547,491	122,426
Technology	380,952	437,529	119,120
Total specialized lending	$1,609,048	$1,956,682	$471,305

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

Restaurant loans outstanding decreased by $191.8 million or 19.7% compared to December 31, 2020 due to $103.2 million decline in PPP loans, with the remaining $88.6 million decline driven by net paydowns as a result of strategic declines in the portfolio. In the restaurant sector, we focus on major franchisees and the operating companies of “branded” restaurant concepts. Our restaurant group focuses on top tier operators in restaurant operating companies and franchisee restaurants in nationwide markets. The portfolio includes approximately 73% to Quick Service Restaurants (“QSRs”), 2% to Fast Casual, 19% to Full-Service and 6% to Other. Although the Restaurant sector has experienced increases in nonperforming loans and charge-offs during 2020, our portfolio has seen meaningful improvements in credit quality during the first half of 2021. Dining room closures and restrictions have required restaurants to adjust their business and labor models accordingly, although many of our QSR customers are experiencing meaningful drive-through and pick-up business. Our Full-Service portfolio is the most stressed segment of the portfolio with continued uncertainty and inconsistencies in dining-room re-openings or capacity across the country.

Healthcare loans outstanding decreased by $99.2 million or 18.1% with the majority of this decrease due to $63.3 million decline in PPP loans. Healthcare loans comprised 27.9% of total specialized lending at June 30, 2021, compared to 28.0% at December 31, 2020. Our healthcare portfolio focuses on middle-market healthcare providers generally with a diversified payor mix.

Technology loans outstanding decreased by $56.6 million or 12.9% due in part to $12.9 million decline in PPP loans, and comprised 23.7% of total specialized lending at June 30, 2021, compared to 22.4% at December 31, 2020. Our technology portfolio focuses on the technology sub-segments of software and services, network and communications infrastructure, and internet and mobility applications.

Commercial Real Estate. Commercial real estate (“CRE”) loans decreased by $32.4 million or 1.1% since December 31, 2020. CRE loans represented 24.8% of the total loan portfolio as of June 30, 2021, compared to 22.9% of total loans as of December 31, 2020. Our CRE loan segment includes loans which are secured by a variety of property types, including multi-family dwellings, office buildings, industrial properties, and retail facilities. The Company offers construction financing, acquisition or refinancing of properties primarily located in or owned by sponsors in our markets in Texas and the southeast United States. Our CRE lending team is a group of experienced relationship managers focusing on construction and income producing property lending which generally have property or sponsors located in our geographic footprint.

Included in our CRE portfolio are hospitality loans totaling approximately $259 million at June 30, 2021, representing 60 relationships, or an average outstanding balance of $4.3 million. This portfolio has been significantly affected by COVID-19 with approximately $25.5 million in ACL attributable to the portfolio (see “—Provision for Credit Losses,” “—Asset Quality” and “—Allowance for Credit Losses”). These credits consist of predominantly long-term relationships with experienced operators and are geographically in-footprint, primarily in local markets demonstrating resiliency in past economic cycles. Additionally, the portfolio is Hilton and Marriott family flag centric: primarily limited service/smaller properties with lower fixed cost structure and limited to no exposure to luxury, big box, heavy food and beverage dependent properties and no conference centers. With the significant reduction in services and labor, breakeven occupancy is now meaningfully lower than historical levels.

Consumer. Consumer loans decreased by $90.9 million or 3.6% from December 31, 2020. Consumer loans represented 21.2% of total loans at June 30, 2021, compared to 20.1% of total loans at December 31, 2020. We originate residential real estate mortgages that are held for investment as well as held for sale in the secondary market. Approximately 12.8% of the consumer portfolio relates to acquired portfolios, compared to 14.8% as of December 31, 2020. Our originated consumer loan portfolio totaled $2.1 billion as of June 30, 2021, compared to $2.2 billion as of December 31, 2020.

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

The following table presents our SNC portfolio by portfolio segment and class of financing receivable.

Table 16 – Shared National Credits

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amortized Cost	% of SNC Portfolio	Amortized Cost	% of SNC Portfolio
Commercial and industrial
General C&I	$851,051	38.2%	$866,287	37.3%
Energy	712,542	32.0	757,514	32.6
Restaurant	379,693	17.0	414,492	17.9
Healthcare	53,739	2.4	43,782	1.9
Total commercial and industrial	1,997,025	89.6	2,082,075	89.7
Commercial real estate
Industrial, retail, and other	166,622	7.5	172,367	7.4
Multifamily	2,555	0.1	—	—
Office	62,512	2.8	65,817	2.9
Total commercial real estate	231,689	10.4	238,184	10.3
Total shared national credits	$2,228,714	100.0%	$2,320,259	100.0%
As a % of total loans	19.2%		18.2%

Paycheck Protection Program. The CARES Act created the PPP to provide certain small businesses with liquidity to support their operations during the COVID-19 pandemic. Entities were required to meet certain eligibility requirements to receive PPP loans, and they must maintain specified levels of payroll and employment to have the loans forgiven. The conditions are subject to audit by the U.S. government, but entities that borrow less than $2.0 million (together with any affiliates) were deemed to have made the required certification concerning the necessity of the loan in good faith. However, the SBA does reserve the right to audit any PPP borrower.

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

As of June 30, 2021, there were $218.5 million in PPP loans outstanding, down from a peak of $1.1 billion due to the forgiveness of these loans. PPP loans averaged $619.3 million in the second quarter and the average amount of each PPP loan outstanding was approximately $296 thousand at June 30, 2021. The PPP loans have a 1% fixed interest rate and produced an annualized yield of 3.34% for quarter due to the amortization of net deferred loan fees. Fees from PPP loans totaled $3.7 million and $7.9 million for the three and six months ended June 30, 2021, respectively, compared to $10.1 million for the year ended December 31, 2020. Interest income from PPP loans was $1.4 million and $3.6 million for the three and six months ended June 30, 2021, respectively, compared to $7.0 million for the year ended December 31, 2020. As of June 30, 2021, the remaining amount of unamortized net deferred loan fees on PPP loans was $1.9 million compared to $8.8 million at December 31, 2020.

The following table presents our PPP loans by portfolio segment and class of financing receivable.

Table 17 – Paycheck Protection Program

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amortized Cost	% of PPP Portfolio	Amortized Cost	% of PPP Portfolio
Commercial and industrial
General C&I	$150,121	68.7%	$648,458	69.1%
Energy
E&P	5,603	2.6	8,814	0.9
Midstream	2,117	1.0	15,704	1.7
Energy services	13,646	6.2	51,710	5.5
Restaurant	31,235	14.3	134,454	14.4
Healthcare	15,795	7.2	79,120	8.4
Total commercial and industrial	218,517	100.0	938,260	100.0
Total PPP loans	$218,517	100.0%	$938,260	100.0%
As a % of total loans	1.9%		7.4%

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

Table 18 – Nonperforming Assets

(Dollars in thousands)	June 30, 2021	December 31, 2020
Nonperforming loans(1)
Commercial and industrial
General C&I	$40,902	$34,363
Energy	22,100	20,241
Restaurant	28,597	53,856
Healthcare	658	950
Total commercial and industrial	92,257	109,410
Commercial real estate
Industrial, retail, and other	5,992	7,301
Multifamily	—	—
Office	8,565	7,258
Total commercial real estate	14,557	14,559
Consumer
Residential	15,682	14,029
Other	21	4
Total consumer	15,703	14,033
Total nonperforming loans	122,517	138,002
Foreclosed OREO and other NPA
Foreclosed OREO	1,051	1,728
Net profits interests	3,087	3,282
Repossessed assets	13,475	14,778
Total foreclosed OREO and other NPA	17,613	19,788
Total nonperforming assets	$140,130	$157,790
NPL as a percentage of total loans	1.05%	1.08%
NPA as a percentage of loans plus OREO/other	1.20%	1.24%
NPA as a percentage of total assets	0.75%	0.84%
Total accruing loans 90 days or more past due	$988	$13,880

(1) Nonperforming loans do not include nonperforming loans held for sale of $0.2 million at December 31, 2020.

Nonperforming Loans. Commercial loans, including small business loans, are generally placed on nonaccrual status when principal or interest is past due 90 days or more unless the loan is well secured and in the process of collection, or when the loan is specifically determined to be impaired. When a commercial loan is placed on nonaccrual status, interest accrued but not received is generally reversed against interest income. Of the total nonperforming loans at June 30, 2021, approximately 65.3% are current on their contractual payments.

Consumer loans, including residential first and second lien loans secured by real estate, are generally placed on nonaccrual status when they are 120 or more days past due. When a consumer loan is placed on nonaccrual status, interest accrued but not received is generally reversed against interest income.

Generally, cash receipts on nonperforming loans are used to reduce principal rather than recorded as interest income. Past due status is determined based upon contractual terms. A nonaccrual loan may be returned to accrual status when repayment is reasonably assured under the terms of the loan or, if applicable, under the terms of the restructured loan. For the six months ended June 30, 2021 and 2020, an immaterial amount of contractual interest paid was recognized on the cash basis.

Our nonperforming loans have decreased to 1.05% of our loan portfolio as of June 30, 2021, compared to 1.08% of our loan portfolio as of December 31, 2020 and reflects improvements seen in the COVID stressed portfolios, particularly in energy, restaurant and CRE, including hospitality.

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

The balance of foreclosed OREO was $1.1 million as of June 30, 2021 and consisted of four properties, compared to $1.7 million and five properties as of December 31, 2020, with the majority related to foreclosures within our acquired loan portfolio. Included in loans are $1.4 million and $1.6 million of consumer loans secured by single family residential real estate that are in process of foreclosure at June 30, 2021 and December 31, 2020, respectively. During 2020, we ceased foreclosure on residential real estate due to the COVID-19 pandemic. The moratorium on residential foreclosures was extended through September 30, 2021. Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. In addition to the single-family residential real estate loans in process of foreclosure, the Company also held $21 thousand and $49 thousand of foreclosed single-family residential properties in other real estate owned as of June 30, 2021 and December 31, 2020, respectively. There were no additions to OREO resulting from foreclosure or repossession from a SNC during the three and six months ended June 30, 2021 and 2020.

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

Past Due 90 Days and Accruing. We classify certain loans with principal or interest past due 90 days or more as accruing loans if those loans are well secured and in the process of collection or are specifically determined to be impaired as accruing loans. As of June 30, 2021, approximately 39% of these loans are within the acquired residential portfolio, compared to 28% as of December 31, 2020. These loans are monitored on a monthly basis by both the lines of business and credit administration.

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

All TDRs are reported as impaired. An impaired classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. Nonperforming loans and impaired loans have unique definitions. Some loans may be included in both categories, whereas other loans may only be included in one category. As of June 30, 2021, there were SNCs totaling $7.3 million designated as TDRs compared to none as of December 31, 2020.

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

As of June 30, 2021, the Company had active payment deferrals totaling $82.5 million compared to $179.3 million at December 31, 2020. As of June 30, 2021, $79.5 million of restructured loans were exempt from the accounting guidance for TDRs, which includes $23.0 million of loans included in the COVID-19 related loan payment deferral total. The Company believes additional loans may be restructured because of COVID-19 in the remainder of 2021 where the exemption from TDR accounting may be elected.

The following table provides information regarding loans that were modified into TDRs for the periods indicated.

Table 19 – Loans Modified into TDRs

	For the Three Months Ended June 30,
	2021		2020
(Dollars in thousands)	Number of TDRs	Amortized Cost(1)	Number of TDRs	Amortized Cost
Commercial and industrial
General C&I	1	$15,836	—	$—
Energy	1	10,499	—	—
Restaurant	1	7,306	—	—
Total	3	$33,641	—	$—

(1) There was less than $0.1 million of net accrued interest receivable recorded on the loan balances above as of June 30, 2021.

	For the Six Months Ended June 30,
	2021		2020
(Dollars in thousands)	Number of TDRs	Amortized Cost(1)	Number of TDRs	Amortized Cost(1)
Commercial and industrial
General C&I	1	$15,836	3	$19,366
Energy	1	10,499	1	8,140
Restaurant	1	7,306	2	24,246
Commercial real estate
Industrial, retail, and other	1	2,354	—	—
Total	4	$35,995	6	$51,752

(1) There was less than $0.1 million of net accrued interest receivable recorded on the loan balances above as of both June 30, 2021 and 2020.

For the three and six months ended June 30, 2021 and 2020, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date. During the three and six months ended June 30, 2021, approximately $5 thousand and $8.8 million in charge-offs were taken related to one general C&I loan and two energy loans that were modified into a TDR during the same period. During the three and six months ended June 30, 2020, approximately $12.4 million and $21.8 million in charge-offs were taken related to one restaurant loan and three general C&I loans that were modified into a TDR during the same period.

Potential Problem Loans. Potential problem loans represent loans that are currently performing, but for which available information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the repayment terms in the future and which may result in the classification of such loans as nonperforming at some time in the future. These loans are not included in the amounts of nonaccrual or restructured loans presented above but there is a reasonable possibility that they may become nonperforming before the end of the second quarter 2021. We cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, become restructured, or require increased allowance coverage and provision for credit losses. We have identified no credits as potential problem loans at June 30, 2021. Any potential problem loans would be assessed for loss exposure consistent with the methods described in Notes 1 and 3 to our Consolidated Financial Statements.

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

Total ACL as of June 30, 2021 was $247.7 million or 2.13% of total loans (net of unearned discounts and fees) of $11.6 billion. Excluding PPP loans, the ACL was 2.17% of total loans at June 30, 2021. This compares with $367.2 million on total loans of $12.7 billion or 2.89% of total loans at December 31, 2020. Excluding PPP loans, the ACL was 3.12% of total loans at December 31, 2020. The provision for credit losses was a release of $51.9 million and $100.1 million for the three and six months ended June 30, 2021, respectively, which reflects both improvements in credit quality and the economic forecast used in our ACL model. Our estimate of the ACL used the baseline scenario provided by a nationally recognized service, as adjusted for consideration of certain qualitative and environmental factors. These adjustments consider, among other factors, risk attributes of each portfolio, relevant third-party research, and energy prices. Loan charge-offs recognized during 2021 are lower than 2020 as a result of improved levels of nonperforming and criticized loans that has occurred primarily in C&I – Restaurant and CRE – Hospitality classes (see “—Provision for Credit Losses”).

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

Table 20 – Allocation of Allowance for Credit Losses

	Allowance for Credit Losses		Percent of ACL to Each Category of Loans		Percent of Loans in Each Category to Total Loans
(Dollars in thousands)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Commercial and industrial	$131,309	$187,365	2.09%	2.58%	54.06%	57.01%
Commercial real estate	85,915	141,187	2.98%	4.85%	24.76%	22.90%
Consumer	30,508	38,608	1.24%	1.51%	21.18%	20.09%
Total allowance for credit losses	$247,732	$367,160	2.13%	2.89%	100.00%	100.00%

As of June 30, 2021, $131.3 million or 53.0% of our ACL is attributable to our C&I loan segment compared to $187.4 million or 51.0% as of December 31, 2020. The ACL as a percentage of the C&I portfolio was 2.09% as of June 30, 2021 compared to 2.58% as of December 31, 2020. The Energy and Restaurant portfolios experienced significant stress as a result of COVID-19. Approximately 33% of the C&I ACL is attributable to these portfolios, however energy prices and demand continued to increase in the second quarter of 2021. Revenues in the restaurant industry have continued to improve from prior quarters across all segments.

As of June 30, 2021, $85.9 million or 34.7% of our ACL is attributable to the CRE loan segment, compared to $141.2 million or 38.5% as of December 31, 2020. The CRE ACL as a percentage of the CRE loan segment decreased to 2.98% as of June 30, 2021 from 4.85% as of December 31, 2020. Approximately 30% of the CRE ACL is attributable to our hospitality portfolio, as the hotel industry, particularly business-focused hotels, continues to experience lower average occupancy rates as a result of COVID, although credit quality has improved in this sector. The ACL for our $259.2 million CRE – Hospitality portfolio decreased to 9.8% of the CRE loan segment at June 30, 2021 compared to 19.5% at December 31, 2020.

As of June 30, 2021, $30.5 million or 12.3% of our ACL is attributable to the Consumer loan segment compared to $38.6 million or 10.5% as of December 31, 2020. The Consumer ACL as a percentage of the Consumer portfolio decreased to 1.24% as of June 30, 2021 from 1.51% as of December 31, 2020.

As of June 30, 2021, $32.7 million or 13.2% of the total ACL was attributable to SNC loans compared to $59.8 million or 16.3% as of December 31, 2020. The ACL methodology is consistent whether or not a loan is a SNC.

During the three and six months ended June 30, 2021, we recorded net charge-offs of $8.7 million, or 0.29% annualized of average loans, and $20.8 million, or 0.34% annualized of average loans compared to $32.6 million, or 0.94% annualized of average loans, and $65.0 million, or 0.97% annualized of average loans for the three and six months ended June 30, 2020, respectively. The current quarter charge-offs included: $9.2 million related to Energy credits, $0.8 million related to General C&I credits, and $0.8 million in CRE – Office credits. The current year-to-date charge-offs included: $12.0 million in General C&I credits, $11.6 million in Energy credits, $0.5 million in Healthcare credits, $1.0 million in CRE – Office credits, and $0.4 million in Consumer – Other credits.

The following tables summarize certain information with respect to our ACL on the total loan portfolio and the composition of charge-offs and recoveries for the periods indicated.

Table 21 – Allowance for Credit Losses Rollforward

	For the Three Months Ended June 30, 2021
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Total Allowance for Credit Losses
As of March 31, 2021	$165,371	$111,410	$31,256	$308,037
Provision (release) for loan losses	(25,601)	(25,253)	(727)	(51,581)
Charge-offs	(10,218)	(819)	(228)	(11,265)
Recoveries	1,757	577	207	2,541
As of June 30, 2021	$131,309	$85,915	$30,508	$247,732

Loans at end of period, net of unearned income				$11,634,502
Average loans, net of unearned income				12,143,148
Ratio of ending allowance to ending loans				2.13%
Ratio of net charge-offs to average loans(1)				0.29
Net charge-offs as a percentage of:
Provision (release) for loan losses				(16.91)
Allowance for credit losses(1)				14.12
ACL as a percentage of NPL				202.20

(1) Annualized.

	For the Six Months Ended June 30, 2021
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Total Allowance for Credit Losses
As of December 31, 2020	$187,365	$141,187	$38,608	$367,160
Provision (release) for loan losses	(35,194)	(55,364)	(8,038)	(98,596)
Charge-offs	(24,343)	(1,219)	(374)	(25,936)
Recoveries	3,481	1,311	312	5,104
As of June 30, 2021	$131,309	$85,915	$30,508	$247,732

Loans at end of period, net of unearned income				$11,634,502
Average loans, net of unearned income				12,395,962
Ratio of ending allowance to ending loans				2.13%
Ratio of net charge-offs to average loans(1)				0.34
Net charge-offs as a percentage of:
Provision (release) for loan losses				(21.13)
Allowance for credit losses(1)				16.96
ACL as a percentage of NPL				202.20

(1) Annualized.

	For the Three Months Ended June 30, 2020
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Total Allowance for Credit Losses
As of March 31, 2020	$154,585	$53,418	$37,243	$245,246
Provision for loan losses	95,325	59,359	3,522	158,206
Charge-offs	(32,816)	(327)	(309)	(33,452)
Recoveries	702	30	169	901
As of June 30, 2020	$217,796	$112,480	$40,625	$370,901

Loans at end of period, net of unearned income				$13,699,097
Average loans, net of unearned income				13,884,220
Ratio of ending allowance to ending loans				2.71%
Ratio of net charge-offs to average loans(1)				0.94
Net charge-offs as a percentage of:
Provision for loan losses				20.58
Allowance for credit losses(1)				35.30
ACL as a percentage of NPL				165.30

(1) Annualized.

	For the Six Months Ended June 30, 2020
(In thousands)	Commercial and Industrial	Commercial Real Estate	Consumer	Total Allowance for Credit Losses
As of December 31, 2019	$89,796	$15,319	$14,528	$119,643
Cumulative effect of the adoption of CECL	32,951	20,599	22,300	75,850
As of January 1, 2020	122,747	35,918	36,828	195,493
Provision for loan losses	159,008	77,158	4,278	240,444
Charge-offs	(64,803)	(806)	(941)	(66,550)
Recoveries	844	210	460	1,514
As of June 30, 2020	$217,796	$112,480	$40,625	$370,901

Loans at end of period, net of unearned income				$13,699,097
Average loans, net of unearned income				13,522,795
Ratio of ending allowance to ending loans				2.71%
Ratio of net charge-offs to average loans(1)				0.97
Net charge-offs as a percentage of:
Provision for loan losses				27.05
Allowance for credit losses(1)				35.26
ACL as a percentage of NPL				165.30

(1) Annualized.

Total criticized loans at June 30, 2021 were $667.9 million or 5.74% of total loans as compared to $871.7 million or 6.85% at December 31, 2020. The decrease was primarily in Restaurant, Energy, Healthcare, and CRE – Hospitality. The level of criticized loans in the loan portfolio is presented in the following tables as of June 30, 2021 and December 31, 2020.

Table 22 – Criticized Loans

	As of June 30, 2021(1)
(Amortized cost in thousands)	Special Mention	Substandard	Doubtful	Total Criticized
Commercial and industrial
General C&I	$88,877	$98,360	$10,849	$198,086
Energy	53,829	98,157	7,141	159,127
Restaurant	33,374	59,578	4,000	96,952
Healthcare	1,782	14,862	—	16,644
Total commercial and industrial	177,862	270,957	21,990	470,809
Commercial real estate
Industrial, retail, and other	18,460	39,211	—	57,671
Hospitality	24,267	68,324	—	92,591
Multifamily	10,409	1,411	—	11,820
Office	11,034	9,142	—	20,176
Total commercial real estate	64,170	118,088	—	182,258
Consumer
Residential	—	14,803	—	14,803
Other	—	21	—	21
Total consumer	—	14,824	—	14,824
Total	$242,032	$403,869	$21,990	$667,891

(1) Criticized loans do not include loans held for sale of $0.2 million.

	As of December 31, 2020(1)
(Amortized cost in thousands)	Special Mention	Substandard	Doubtful	Total Criticized
Commercial and industrial
General C&I	$61,910	$90,896	$12,583	$165,389
Energy	93,708	150,810	8,115	252,633
Restaurant	55,141	133,709	6,987	195,837
Healthcare	761	29,614	—	30,375
Total commercial and industrial	211,520	405,029	27,685	644,234
Commercial real estate
Industrial, retail, and other	35,992	26,540	—	62,532
Hospitality	54,449	83,460	—	137,909
Multifamily	90	198	—	288
Office	4,863	7,843	—	12,706
Total commercial real estate	95,394	118,041	—	213,435
Consumer
Residential real estate	—	14,023	—	14,023
Other	—	4	—	4
Total consumer	—	14,027	—	14,027
Total	$306,914	$537,097	$27,685	$871,696

(1) Criticized loans do not include loans held for sale of $0.4 million.

Deposits. Deposits at June 30, 2021 totaled $16.0 billion, a decrease of $68.4 million or 0.4% compared to December 31, 2020. Our core deposits (total deposits less brokered deposits) increased $97.7 million, or 0.6%, compared to December 31, 2020. The increase was due to growth in noninterest-bearing deposits and savings, which was offset by the reductions in interest-bearing demand accounts and time deposits. We have continued to strategically lower our interest rates on deposits. For the three months ended June 30, 2021, the cost of total deposits was 0.15% compared to 0.46% for the same period in 2020. For the six months ended June 30, 2021, the cost of total deposits was 0.18% compared to 0.70% for the same period in 2020. Additionally, noninterest-bearing deposits as a percent of total deposits increased to 35.5% at June 30, 2021 from 31.4% at December 31, 2020.

The following table illustrates the growth in our deposits during the periods indicated:

Table 23 – Deposits

			Percent to Total
(Dollars in thousands)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	Percentage Change
Noninterest-bearing demand	$5,670,234	$5,033,748	35.5%	31.4%	12.6%
Interest-bearing demand	7,986,451	8,434,041	50.0	52.5	(5.3)
Savings	400,336	343,441	2.5	2.1	16.6
Time deposits less than $100,000	787,367	976,683	4.9	6.1	(19.4)
Time deposits greater than $100,000	1,139,420	1,264,332	7.1	7.9	(9.9)
Total deposits	$15,983,808	$16,052,245	100.0%	100.0%	(0.4)%
Total brokered deposits (included above)	$441,099	$607,284	2.8%	3.8%	(27.4)%

Domestic time deposits $250,000 and over were $445.0 million and $486.3 million at June 30, 2021 and December 31, 2020, respectively. These amounts represented 2.8% of total deposits at June 30, 2021 compared to 3.0% at December 31, 2020.

The following tables set forth our average deposits and the average rates expensed for the periods indicated:

Table 24 – Average Deposits/Rates

	Three Months Ended June 30,
	2021		2020
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
(Dollars in thousands)	Outstanding	Paid	Outstanding	Paid
Noninterest-bearing demand	$5,726,273	—%	$4,587,673	—%
Interest-bearing deposits:
Interest-bearing demand	7,933,078	0.15	8,368,151	0.36
Savings	400,955	0.08	291,874	0.25
Time deposits	1,990,920	0.61	2,527,090	1.66
Total interest-bearing deposits	10,324,953	0.23%	11,187,115	0.65%
Total average deposits	$16,051,226	0.15%	$15,774,788	0.46%

	Six Months Ended June 30,
	2021		2020
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
(Dollars in thousands)	Outstanding	Paid	Outstanding	Paid
Noninterest-bearing demand	$5,542,220	—%	$4,123,143	—%
Interest-bearing deposits:
Interest-bearing demand	8,103,540	0.16	8,244,896	0.71
Savings	377,520	0.10	282,159	0.35
Time deposits	2,102,237	0.70	2,524,504	1.85
Total interest-bearing deposits	10,583,297	0.27%	11,051,559	0.96%
Total average deposits	$16,125,517	0.18%	$15,174,702	0.70%

Borrowings

The following is a summary of our borrowings for the periods indicated:

Table 25 – Borrowings

(Dollars in thousands)	June 30, 2021	December 31, 2020
Advances from FHLB	$100,000	$100,000
Senior debt	—	49,986
Subordinated debt	143,659	183,344
Junior subordinated debentures	37,752	37,637
Notes payable	1,277	1,702
Total borrowings	$282,688	$372,669
Average total borrowings - YTD	$346,420	$389,275

At June 30, 2021, the outstanding advance from the FHLB was a long-term convertible advance.

On March 11, 2021, we called the $40 million fixed-to-floating rate subordinated notes due on March 11, 2025. On June 28, 2021, the Company repaid the $50 million 5.375% senior notes that matured on that date.

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

Shareholders’ Equity

As of June 30, 2021 and December 31, 2020, our ratio of shareholders’ equity to total assets was 11.8% and 11.3%, respectively, and we had tangible common equity ratios of 11.2% and 10.7%, respectively. Shareholders’ equity was $2.2 billion at June 30, 2021, an increase of $81.6 million from December 31, 2020. The increase primarily resulted from net income of $207.7 million. The increase was offset by a loss of $63.1 million in other comprehensive income and the repurchase of 1.6 million shares of common stock, which occurred in the first quarter of 2021, totaling $30.0 million as part of our common share repurchase program.

In January 2021, our previously approved share repurchase program expired. On January 21, 2021, our Board of Directors authorized a new share repurchase program providing for an aggregate purchase price of up to $200 million, subject to regulatory approvals, which were received. Given the pending merger with BancorpSouth Bank, the stock buyback activity was placed on hold until the shareholder vote on August 9, 2021.

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

At June 30, 2021, our regulatory capital ratios exceeded the requirements discussed above. Our actual regulatory capital ratios as of the dates indicated are presented in the following table:

Table 26 – Regulatory Capital

	Consolidated Company		Bank
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Tier 1 leverage	11.4%	10.9%	11.6%	11.3%
Common equity tier 1 capital	14.7	14.0	14.7	14.1
Tier 1 risk-based capital	14.7	14.0	15.0	14.5
Total risk-based capital	17.0	16.7	16.2	15.9

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

The holding company had $102.5 million in cash on hand as of June 30, 2021, after repaying $90 million in borrowings during the first half of 2021. While the holding company cash level is currently significant, the holding company does not generate income on a stand-alone basis, and other than raising cash from capital or debt markets, the holding company’s future cash level is dependent upon receiving dividends from the Bank. Additionally, on July 24, 2020, the Federal Reserve amended its supervisory guidance and regulations addressing dividends from bank holding companies to require consultation with the Federal Reserve prior to paying a dividend that exceeds earnings for the period for which the dividend is being paid.

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

As of June 30, 2021, all our liquidity measures were within our established guidelines.

The goal of liquidity management is to ensure that we maintain adequate funds to meet changes in loan demand or any deposit withdrawals. Additionally, we strive to maximize our earnings by investing our excess funds in securities and other assets. To meet our short-term liquidity needs, we seek to maintain a targeted cash position and have borrowing capacity through many wholesale sources including the FHLB, correspondent banks, and the Federal Reserve Bank. At June 30, 2021, we had $1.0 billion of borrowing availability at the FHLB. To meet long-term liquidity needs, we additionally depend on the repayment of loans, sales of loans, term wholesale borrowings, brokered deposits, and the maturity or sale of investment securities.

As a result of the economic environment resulting from COVID-19, we experienced elevated levels of liquidity from an increase in deposits and the decline in our core loans. We anticipate these elevated levels to continue in the near future until the markets in which we operate return to a more normalized economic environment.

Maturities of Time Deposits

The aggregate amount of time deposits in denominations of $100,000 or more as of June 30, 2021 and December 31, 2020, was $1.14 billion and $1.26 billion, respectively.

At June 30, 2021, the scheduled maturities of time deposits greater than $100,000 were as follows:

Table 27 – Time Deposit Maturity Schedule

	June 30, 2021
(Dollars in thousands)	Amount	Weighted Average Interest Rate
Under 3 months	$314,923	0.73%
3 to 6 months	321,044	0.48
6 to 12 months	434,863	0.44
12 to 24 months	53,099	0.44
24 to 36 months	7,825	0.73
36 to 48 months	5,389	0.77
Over 48 months	2,277	0.43
Total	$1,139,420	0.53%

Cash Flow Analysis

Cash and cash equivalents

At June 30, 2021, we had $2.1 billion in cash and cash equivalents on hand, an increase of $46.2 million or 2.2% from our cash and cash equivalents at December 31, 2020. At June 30, 2021, our cash and cash equivalents comprised 11.2% of total assets compared to 11.0% at December 31, 2020. We monitor our liquidity position and increase or decrease our short-term liquid assets as necessary, however, as a result of the current environment we have experienced elevated levels of liquidity. We anticipate these elevated levels to continue in the near future until we reach a more normalized environment.

2021 vs 2020

Operating activities provided $118.0 million in the six months ended June 30, 2021 compared to providing $464.6 million in the six months ended June 30, 2020. The decrease in operating funds during the six months ended June 30, 2021 compared to 2020 was due to proceeds of $368.6 million from the termination of the interest rate collar received in the first quarter of 2020, a decrease of $108.0 million in proceeds from paydowns and sales of loans held for sale. These items were partially offset by a decrease of $139.2 million in the origination of loans held for sale.

Investing activities during the six months ended June 30, 2021 provided net funds of $154.3 million, primarily due to a decrease of $1.0 billion in loans, net, due to payments and payoffs exceeding loan originations, and $495.7 million in proceeds from maturities and paydowns on available-for-sale securities. These items were offset by $1.6 billion in purchases of available-for-sale securities as we deployed some of our liquidity. This compares to investing activities during the six months ended June 30, 2020 that used $822.0 million of net funds, primarily due to $505.7 million in purchases of available-for-sale securities and an increase of $758.9 million in net loans. These items were offset by $408.9 million from proceeds from maturities, paydowns and sales of securities available-for-sale.

Financing activities during the six months ended June 30, 2021 used net funds of $226.2 million, due to the purchase of $30.0 million in our common stock, dividends of $37.7 million, a decrease of $68.4 million in deposits, and repayment of borrowings of $90.0 million. This compares to financing activities during the six months ended June 30, 2020 that provided $1.3 billion in funds primarily due to an increase of $1.3 billion in deposits.

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

The following table is a reconciliation of each of our Non-GAAP measures to the most directly comparable GAAP financial measure:

Table 28 – Non-GAAP Financial Measures

	As of and for the Three Months Ended		As of and for the Six Months Ended		As of and for the Year Ended
(In thousands, except share and per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020	December 31, 2020
Efficiency ratio
Noninterest expenses (numerator)	$106,066	$88,620	$203,888	$626,273	$826,464
Net interest income	$138,541	$154,714	$281,290	$308,182	$618,966
Noninterest income	46,474	29,950	90,169	65,019	307,355
Operating revenue (denominator)	$185,015	$184,664	$371,459	$373,201	$926,321
Efficiency ratio	57.33%	47.99%	54.89%	167.81%	89.22%
Adjusted efficiency ratio
Noninterest expenses	$106,066	$88,620	$203,888	$626,273	$826,464
Less: non-cash goodwill impairment charge	—	—	—	443,695	443,695
Less: merger related expenses	6,267	—	6,267	1,282	3,386
Less: expenses related to COVID-19 pandemic	—	1,205	—	1,327	1,777
Adjusted noninterest expenses (numerator)	$99,799	$87,415	$197,621	$179,969	$377,606
Net interest income	$138,541	$154,714	$281,290	$308,182	$618,966
Noninterest income	46,474	29,950	90,169	65,019	307,355
Plus: impairment charge on branch building	—	—	—	—	538
Less: securities gains, net	11	2,286	2,270	5,280	6,712
Adjusted noninterest income	46,463	27,664	87,899	59,739	301,181
Adjusted operating revenue (denominator)	$185,004	$182,378	$369,189	$367,921	$920,147
Adjusted efficiency ratio	53.94%	47.93%	53.53%	48.92%	41.04%
Tangible common equity ratio
Shareholders’ equity	$2,202,738	$2,045,480	$2,202,738	$2,045,480	$2,121,102
Less: goodwill and other intangible assets, net	(117,020)	(137,318)	(117,020)	(137,318)	(126,841)
Tangible common shareholders’ equity	2,085,718	1,908,162	2,085,718	1,908,162	1,994,261
Total assets	18,692,623	18,857,753	18,692,623	18,857,753	18,712,567
Less: goodwill and other intangible assets, net	(117,020)	(137,318)	(117,020)	(137,318)	(126,841)
Tangible assets	$18,575,603	$18,720,435	$18,575,603	$18,720,435	$18,585,726
Tangible common equity ratio	11.23%	10.19%	11.23%	10.19%	10.73%
Tangible book value per share
Shareholders’ equity	$2,202,738	$2,045,480	$2,202,738	$2,045,480	$2,121,102
Less: goodwill and other intangible assets, net	(117,020)	(137,318)	(117,020)	(137,318)	(126,841)
Tangible common shareholders’ equity	$2,085,718	$1,908,162	$2,085,718	$1,908,162	$1,994,261
Common shares outstanding	124,752,738	125,930,741	124,752,738	125,930,741	125,978,561
Tangible book value per share	$16.72	$15.15	$16.72	$15.15	$15.83

	As of and for the Three Months Ended		As of and for the Six Months Ended		As of and for the Year Ended
(In thousands, except share and per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020	December 31, 2020
Return on average tangible common equity
Average common equity	$2,114,127	$2,118,796	$2,099,900	$2,282,803	$2,171,826
Less: average intangible assets	(120,125)	(140,847)	(122,570)	(362,680)	(247,121)
Average tangible common shareholders’ equity	$1,994,002	$1,977,949	$1,977,330	$1,920,123	$1,924,705
Net income (loss)	$101,309	$(56,114)	$207,734	$(455,425)	$(205,527)
Plus: non-cash goodwill impairment charge, net of tax	—	—	—	412,918	412,918
Plus: intangible asset amortization, net of tax	3,694	4,174	7,502	8,435	16,416
Tangible net income (loss)	$105,003	$(51,940)	$215,236	$(34,072)	$223,807
Return on average tangible common equity(1)	21.12%	(10.56)%	21.95%	(3.57)%	11.63%
Adjusted return on average tangible common equity
Average tangible common shareholders’ equity	$1,994,002	$1,977,949	$1,977,330	$1,920,123	$1,924,705
Tangible net income (loss)	$105,003	$(51,940)	$215,236	$(34,072)	$223,807
Non-routine items:
Plus: merger related expenses	6,267	—	6,267	1,282	3,386
Plus: expenses related to COVID-19 pandemic	—	1,205	—	1,327	1,777
Plus: impairment loss on branch building	—	—	—	—	538
Less: securities gains, net	11	2,286	2,270	5,280	6,712
Less: income tax effect of tax deductible non-routine items	1,477	(256)	944	(720)	(326)
Total non-routine items, after tax	4,779	(825)	3,053	(1,951)	(685)
Adjusted tangible net income (loss)	$109,782	$(52,765)	$218,290	$(36,023)	$223,122
Adjusted return on average tangible common equity(1)	22.08%	(10.73)%	22.26%	(3.77)%	11.59%
Adjusted return on average assets
Average assets	$18,697,625	$18,500,600	$18,769,935	$18,097,309	$18,199,726
Net income (loss)	$101,309	$(56,114)	$207,734	$(455,425)	$(205,527)
Return on average assets(1)	2.17%	(1.22)%	2.23%	(5.06)%	(1.13)%
Net income (loss)	$101,309	$(56,114)	$207,734	$(455,425)	$(205,527)
Plus: non-cash goodwill impairment charge, net of tax	—	—	—	412,918	412,918
Total non-routine items, after tax	4,779	(825)	3,053	(1,951)	(685)
Adjusted net income (loss)	$106,088	$(56,939)	$210,787	$(44,458)	$206,706
Adjusted return on average assets(1)	2.28%	(1.24)%	2.26%	(0.49)%	1.14%
Adjusted diluted earnings per share
Diluted weighted average common shares outstanding	125,548,794	125,924,652	125,584,194	126,277,549	126,120,534
Net income (loss) allocated to common stock	$100,575	$(56,114)	$206,225	$(455,425)	$(205,527)
Plus: non-cash goodwill impairment, net of tax	—	—	—	412,918	412,918
Total non-routine items, after tax	4,779	(825)	3,053	(1,951)	(685)
Adjusted net income allocated to common stock	$105,354	$(56,939)	$209,278	$(44,458)	$206,706
Adjusted diluted earnings (loss) per share	$0.84	$(0.45)	$1.67	$(0.35)	$1.64
Adjusted pre-tax, pre-provision net revenue
Income (loss) before taxes	$130,825	$(62,767)	$267,709	$(495,312)	$(178,191)
Plus: provision (release) for credit losses	(51,876)	158,811	(100,138)	242,240	278,048
Plus: non-cash goodwill impairment	—	—	—	443,695	443,695
Plus: Total non-routine items before taxes	6,256	(1,081)	3,997	(2,671)	(1,011)
Adjusted pre-tax, pre-provision net revenue	$85,205	$94,963	$171,568	$187,952	$542,541
_____________________
(1) Annualized for the three and six months ended June 30, 2021 and 2020.

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

As part of our transition, we have identified approximately 32.8% of our assets and 0.3% of our liabilities and equity as being tied to LIBOR, with 30.2% of our assets and 0.2% of our liabilities and equity having a maturity date beyond 2021. We have begun remediation plans that include standardization of fallback language in all new contracts, solicitation from existing customers of rate index and spread amendments prior to LIBOR transition, providing customers with at least three options on alternative rate indexes of Prime, Ameribor, and Secured Overnight Financing Rate (“SOFR”), and adopting ISDA protocols for derivative contracts.

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

Table 29 – Interest Rate Sensitivity

Interest Rate Exposures

Based upon the current interest rate curves as of June 30, 2021, our NII simulation model projects our sensitivity over the next 12 months to an instantaneous increase or decrease in interest rates was as follows:

	Increase (Decrease)
(Dollars in millions)	Net Interest Income		Economic Value of Equity
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent	Amount	Percent
+ 200 BP	$56.1	10.13%	$268.4	9.31%
+ 100 BP	25.2	4.55	138.2	4.80
- 25 BP	(4.3)	(0.78)	(36.3)	(1.26)

Based upon the current interest rate curves as of June 30, 2021, the following table reflects our NII sensitivity over the next 12 months to a gradual increase or decrease in interest rates over a twelve-month period:

	Increase (Decrease)
(Dollars in millions)	Net Interest Income
Change (in Basis Points) in Interest Rates (12-Month Projection)	Amount	Percent
+ 200 BP	$33.3	6.02%
+ 100 BP	14.6	2.63
- 25 BP	(2.4)	(0.44)

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

In March 2020, a notional interest rate collar of $4.0 billion was terminated, resulting in a $261.2 million realized gain initially recorded in other comprehensive income (“OCI”) net of deferred income taxes. The gain was forecast to reclass out of OCI and amortize into interest income through February 29, 2024 based on a continuing expectation of an adequate number of hedge-eligible loans. Due to the economic impacts of the COVID-19 pandemic, the hedge was given the accounting designation of partial ineffectiveness due to a forecasted shortfall of hedge-eligible loans which began in the fourth quarter of 2020 and continuing throughout the remaining term of the original hedge. As a result, during the fourth quarter of 2020, an accelerated hedge revenue of $169.2 million was recognized. Additional information is discussed on Note 7 of the Annual Report on Form 10-K for the year ended December 31, 2020

At June 30, 2021, the Company has outstanding the following interest rate swap agreements to manage overall cash flow changes related to interest rate risk exposure:

Table 30 – Interest Rate Swaps

Effective Date	Maturity Date	Notional Amount (In Thousands)	Fixed Rate	Variable Rate
March 8, 2016	February 27, 2026	$175,000	1.5995%	1 Month LIBOR
March 8, 2016	February 27, 2026	175,000	1.5890	1 Month LIBOR

The following summarizes all derivative positions as of June 30, 2021 and December 31, 2020:

Table 31 – Derivatives

	June 30, 2021			December 31, 2020
		Fair Value			Fair Value
(In thousands)	Notional Amount	Other Assets	Other Liabilities	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments (cash flow hedges):
Commercial loan interest rate swaps	$350,000	$13,263	$—	$350,000	$22,560	$—
Total derivatives designated as hedging instruments	350,000	13,263	—	350,000	22,560	—
Derivatives not designated as hedging instruments:
Commercial loan interest rate swaps	1,299,146	16,162	2,002	1,200,581	20,699	1,647
Commercial loan interest rate caps	176,015	9	9	162,479	4	4
Commercial loan interest rate floors	560,272	8,381	8,381	560,048	11,986	11,986
Commercial loan interest rate collars	—	—	—	66,665	305	305
Mortgage loan held-for-sale interest rate lock commitments	16,192	261	—	33,458	531	—
Mortgage loan forward sale commitments	4,268	47	—	11,081	112	—
Mortgage loan held-for-sale floating commitments	2,421	—	—	4,206	—	—
Foreign exchange contracts	69,335	1,399	1,219	89,707	780	1,058
Total derivatives not designated as hedging instruments	2,127,648	26,259	11,611	2,128,225	34,417	15,000
Total derivatives	$2,477,648	$39,522	$11,611	$2,478,225	$56,977	$15,000

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

(b)	Internal Control Over Financial Reporting

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Any control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are achieved. The design of a control system inherently has limitations, including the controls’ cost relative to their benefits. Additionally, controls can be circumvented. No cost-effective control system can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

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

Beginning on May 28, 2021, five purported holders of Cadence common stock filed substantially similar complaints against Cadence and the members of the Cadence board of directors (and in one case, BancorpSouth). The complaints assert claims under Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against Cadence and the members of the Cadence board of directors (and in one, BancorpSouth) alleging, among other things, that the preliminary proxy statement filed on May 27, 2021 with the SEC was materially incomplete and misleading in various respects. For more details on these complaints, see Item 1A. Risk Factors.

Department of Justice Letter. On July 21, 2021, the Bank received a letter (the “Letter”) from the U.S. Department of Justice (the “DOJ”). The Letter alleged that, from 2013 to 2017, the Bank had been engaged in housing-related lending practices in the Houston, Texas region that violated the Fair Housing Act and the Equal Credit Opportunity Act, and stated that the DOJ had been authorized to file a complaint against the Bank in the U.S. District Court for the Northern District of Georgia regarding these allegations seeking injunctive relief as well as monetary relief, including the assessment of civil penalties in an amount authorized by statute. Cadence does not believe it has violated either the Fair Housing Act or the Equal Credit Opportunity Act.

 In response to the Letter, Cadence, with BancorpSouth’s support and consent, has engaged in pre-suit settlement discussions with the DOJ. There can be no assurance as to (a) whether any such discussions will result in a settlement that is acceptable to both the DOJ and Cadence, (b) whether even if such a settlement is reached that Cadence will be permitted pursuant to the Merger Agreement to enter into such settlement and (c) whether any such settlement will ultimately be approved by the applicable court.

 There can also be no assurance as to whether or not any litigation or settlement thereof will have a material adverse effect on Cadence, provide BancorpSouth grounds on which to refuse to consummate the Merger or otherwise lead to the termination of the Merger Agreement. Additionally, Cadence is not able to predict whether any litigation or settlement will prevent or delay other required regulatory approvals for the Merger or result in additional financial and regulatory consequences. In addition, we believe that other banking regulatory agencies having authority over Cadence may commence proceedings or take action in respect of these matters.

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

The merger agreement contains provisions that restrict our ability to, among other things, initiate, solicit, knowingly encourage or knowingly facilitate, inquiries or proposals with respect to, or, subject to certain exceptions generally related to the exercise of fiduciary duties by its board of directors, engage in any negotiations concerning, or provide any confidential or nonpublic information or data relating to, any alternative acquisition proposals. These provisions, which include a termination fee of $118 million payable under certain circumstances, might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Cadence from considering or proposing that acquisition even if, in the case of a potential acquisition of Cadence, it were prepared to pay consideration with a higher per share price to our shareholders than what is contemplated in the merger, or might result in a potential competing acquirer proposing to pay a lower per share price to acquire Cadence than it might otherwise have proposed to pay.

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

Beginning on May 28, 2021, five purported holders of Cadence common stock filed substantially similar complaints against Cadence and the members of the Cadence board of directors (and in one case, BancorpSouth). Two complaints were filed in the United States District Court for the District of Delaware, two complaints were filed in the United States District Court for the Southern District of New York, and one complaint was filed in the United States District Court for the Northern District of Georgia. The complaints are captioned as follows: Stein v. Cadence Bancorporation et al., No. 1:21-cv-00784 (D. Del. filed May 28, 2021); Lo v. Cadence Bancorporation et al., No. 1:21-cv-04952 (S.D.N.Y, filed June 4, 2021); Raul v. Cadence Bancorporation et al., No. 1:21-cv-05695 (S.D.N.Y. filed July 1, 2021); Waterman v. Cadence Bancorporation et al., No. 1:21-cv-00821 (D. Del. filed June 4, 2021); and Parshall v. Cadence Bancorporation et al., No. 1:21-mi-99999-UNA (N.D. Ga.) (collectively, the “Cadence Actions”). The complaints in the Cadence Actions assert claims under Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against Cadence and the members of the Cadence board of directors (and in one, BancorpSouth) alleging, among other things, that the preliminary proxy statement filed on May 27, 2021 with the SEC was materially incomplete and misleading in various respects. The plaintiff in Lo v. Cadence et al. voluntarily dismissed the action on June 6, 2021. In addition, on June 9, 2021, a purported holder of BancorpSouth common stock filed a complaint against BancorpSouth and the members of the BancorpSouth board of directors in the United States District Court for the Eastern District of New York. The complaint is captioned as Harris v. BancorpSouth Bank et al., No. 1:21-cv-03255 (E.D.N.Y. filed June 9, 2021) (the “BancorpSouth Action” and together with the Cadence Actions, the “Actions”). The complaint in the BancorpSouth Action asserts claims under Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against BancorpSouth and the members of the BancorpSouth board of directors alleging, among other things, that the preliminary proxy statement filed on May 27, 2021 with the SEC was materially incomplete and misleading in various respects. Among other remedies, the plaintiffs in each of the Actions seek to enjoin the merger and, if the merger is completed, money damages.

The plaintiffs and defendants have reached an agreement to resolve the Actions. In connection with resolution of the Actions, Cadence has agreed to make certain supplemental disclosures (the “litigation-related supplemental disclosures”) to the joint proxy statement/offering circular of Cadence and BancorpSouth, which was filed by Cadence with the SEC and by BancorpSouth with the FDIC on July 7, 2021 (the “Proxy Statement”) and to pay a nominal amount to the plaintiffs. The plaintiffs have agreed that, following the filing of the Current Report on Form 8-K disclosing the resolution, the plaintiffs will dismiss the Actions in their entirety. The litigation-related supplemental disclosures can be seen in the Cadence’s Current Report on Form 8-K, filed with the SEC on August 1, 2021, and should be read in conjunction with the joint proxy statement/offering circular of Cadence and BancorpSouth that was filed on July 7, 2021.

Additional lawsuits against Cadence, BancorpSouth and/or the directors and officers of either company in connection with the merger may be filed. If plaintiffs are successful in obtaining an injunction prohibiting the completion of the merger. on the agreed-upon terms, then such injunction may prevent the merger from being completed, or from being completed within the expected time frame. The defense or settlement of any lawsuit or claim may result in costs to Cadence and BancorpSouth.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS.

There were no issuer purchases of equity securities during the second quarter of 2021.

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

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	Inline Interactive Financial Data

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

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

Cadence Bancorporation (Registrant)

Date: August 5, 2021	/s/ Paul B. Murphy
Paul B. Murphy, Jr.
Chairman and Chief Executive Officer

Date: August 5, 2021	/s/ Valerie C. Toalson
Valerie C. Toalson
Executive Vice President and Chief Financial Officer